Form 10-Q
period 1995-04-29
DEL ELECTRONICS CORP
filed 1995-06-13
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended             April 29, 1995
Commission File Number           1-10512


                             DEL ELECTRONICS CORP.
            (Exact name of registrant as specified in its charter)


            New York                                        13-1784308
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                    One Commerce Park, Valhalla, NY  10595
                   (Address of principal executive offices)
                                  (Zip Code)

                                (914) 686-3600
             (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                       Common Stock - 4,079,334 shares

                                    PART I

Item 1.  Financial Statements

         Consolidated Balance Sheets - April 29, 1995 and
         July 30, 1994

         Consolidated Statements of Income for the Three Months and Nine Months ended April 29, 1995 and April 30, 1994

         Consolidated Statements of Cash Flows for the Nine Months ended April 29, 1995 and April 30, 1994

         Notes to Consolidated Financial Statements

                        DEL ELECTRONICS CORP. & SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                   April 29, 1995  July 30, 1994
ASSETS
CURRENT ASSETS
    Cash and cash equivalents ....................   $    234,017   $    445,597
    Investments available-for-sale ...............        338,956        346,270
    Trade receivables ............................      5,520,524      6,120,457
    Cost and estimated earnings in excess
      of billings on uncompleted contracts .......        425,819        551,301
    Inventory ....................................     18,535,233     16,072,933
    Prepaid expenses and other current assets ....        994,265        856,969
                                                     ------------   ------------
         Total Current Assets ....................     26,048,814     24,393,527
                                                     ------------   ------------

FIXED ASSETS - NET ...............................      7,308,875      7,164,858
GOODWILL - NET ...................................      2,897,104      2,992,191
DEFERRED CHARGES .................................        910,643      1,036,785
OTHER ASSETS .....................................        598,934        611,012
                                                     ------------   ------------

    TOTAL ........................................   $ 37,764,370   $ 36,198,373
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt ............   $    943,383   $    928,568
    Accounts payable - trade .....................      2,256,005      2,477,101
    Accrued liabilities ..........................      2,511,328      2,457,682
    Income taxes payable .........................        261,527           --
                                                     ------------   ------------
      Total Current Liabilities ..................      5,972,243      5,863,351
                                                     ------------   ------------

LONG-TERM LIABILITIES
    LONG-TERM DEBT (less current portion
      included above) ............................     11,513,516     11,485,722
    OTHER ........................................        738,900        757,410
    DEFERRED TAXES PAYABLE .......................        393,383        393,383
                                                     ------------   ------------
      Total Liabilities ..........................     18,618,042     18,499,866
                                                     ------------   ------------

SHAREHOLDERS' EQUITY
    Common stock, $.10 par value
         Authorized - 10,000,000 shares
         Issued and outstanding -
         April 29, 1995 - 4,120,788
         July 30, 1994 - 4,091,002 ...............        412,079        385,616
    Additional paid-in capital ...................     16,270,713     14,828,924
    Retained earnings ............................      2,696,620      2,583,817
                                                     ------------   ------------
                                                       19,379,412     17,798,357
    Less common shares in treasury -
      April 29, 1995 - 41,454
      July 30, 1994 - 17,670 .....................        233,084         99,850
                                                     ------------    -----------
    Total Shareholders' Equity ...................     19,146,328     17,698,507
                                                     ------------    -----------

    TOTAL ........................................   $ 37,764,370   $ 36,198,373
                                                     ============   ============

See notes to consolidated financial statements.

                                      -2-

                           DEL ELECTRONICS CORP. & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                    Apr. 29,   Apr. 30,     Apr. 29,    Apr. 30,
                                     1995       1994         1995        1994
                                 ----------- ----------- ----------- -----------
Net sales ...................... $ 8,945,910 $ 5,592,496 $22,661,332 $16,309,022
                                 ----------- ----------- ----------- -----------
Costs and expenses
Cost of sales ..................   5,356,021   3,052,376  12,855,964   9,396,224
Research and development .......     725,535     444,092   1,934,585   1,135,805
Selling, general & admin .......   1,822,568   1,250,127   4,877,374   3,478,174
Interest expense - net .........     289,891     127,050     866,184     345,932
                                 ----------- ----------- ----------- -----------
                                   8,194,015   4,873,645  20,534,107  14,356,135
                                 ----------- ----------- ----------- -----------
Income before provision
    for income taxes ...........     751,895     718,851   2,127,225   1,952,887
Provision for income taxes .....     229,979     215,308     649,479     595,808
                                 ----------- ----------- ----------- -----------
Income before cumulative
effect of change in method for
accounting for income taxes ....     521,916     503,543   1,477,746   1,357,079

Cumulative effect of change
in method for accounting for
income taxes ...................        --          --          --        76,363
                                 ----------- ----------- ----------- -----------

Net income ..................... $   521,916 $   503,543 $ 1,477,746 $ 1,433,442
                                 =========== =========== =========== ===========
Per share amounts:

Income before cumulative
effect of change in method
for accounting for income
taxes .......................... $       .11 $       .10 $       .31 $       .29

Cumulative effect of change
in method for accounting
for income taxes ...............        --          --          --           .02
                                 ----------- ----------- ----------- -----------
Net income per common share
and common share equivalents
primary and fully diluted ...... $       .11 $       .10 $       .31 $       .31
                                 =========== =========== =========== ===========
Weighted average number of
common shares outstanding
and common share equivalents
                                   4,832,384   4,856,068   4,853,630   4,713,676
                                 =========== =========== =========== ===========

See notes to consolidated financial statements.

                           DEL ELECTRONICS CORP. & SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                           Nine Months Ended
                                                         April 29,    April 30,
                                                           1995         1994
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................... $  1,477,746  $  1,433,442
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Imputed interest ...............................       18,991          --
    Depreciation ...................................      592,379       498,572
    Amortization ...................................      301,047       242,792
  Changes in assets and liabilities:
  Decrease (increase) in trade receivables .........      599,933      (161,457)
  Decrease in cost and estimated
    earnings in excess of billings on
    uncompleted contracts ..........................      125,482       597,647
  Increase in inventory ............................   (2,462,300)   (3,492,934)
  Increase in prepaid and
    other current assets ...........................      (97,870)     (472,971)
  (Increase) decrease in deferred charges ..........       (7,084)       16,384
  Increase in other assets .........................      (18,182)      (81,998)
  Decrease in accounts payable - trade .............     (221,096)     (264,010)
  Increase in accrued liabilities ..................      224,021       271,713
  Increase in income taxes payable .................      261,527       282,201
  Increase in deferred taxes payable ...............         --         213,210
                                                     ------------  ------------
Net cash provided by (used in)
    operating activities ...........................      794,594      (917,409)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets ....................     (736,396)     (386,838)
  Net cash acquired on acquisition
    of subsidiary ..................................         --           4,049
  Payments to former shareholders of
    subsidiary acquired ............................     (207,876)         --
  Investment in marketable securities ..............      (97,946)         --
  Sale of marketable securities ....................      105,260          --
  Other ............................................         --         (78,254)
                                                     ------------  ------------
  Net cash used in investing activities ............     (936,958)     (461,043)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings ....................       42,609     1,377,656
  Interest rate protection purchased ...............      (71,500)         --
  Payment for repurchase of shares .................     (133,234)         --
  Proceeds from exercise of
    stock options and warrants .....................      111,864          --
  Other ............................................      (18,955)      (18,887)
                                                     ------------  ------------
  Net cash (used in) provided by
      financing activities .........................      (69,216)    1,358,769
                                                     ------------  ------------

  See notes to consolidated financial statements.

                          DEL ELECTRONICS CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Continued)

                                       (Unaudited)


                                                           Nine Months Ended
                                                        April 29,      April 30,
                                                          1995           1994
                                                       -----------    ----------

NET DECREASE CASH AND CASH EQUIVALENTS ............... $  (211,580) $   (19,683)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......     445,597      384,958
                                                       -----------  -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD ............. $   234,017  $   365,275
                                                       ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Interest paid .................................... $   645,341  $   267,209
                                                       ===========  ===========

    Income taxes paid ................................ $   167,852  $   405,378
                                                       ===========  ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Acquisition of subsidiaries ........................              $ 4,367,249
                                                                    -----------

  Cash acquired in acquisition .......................                    6,130

  Common stock issued ................................                  871,429

  Payment due to Bertan shareholders .................                2,600,000

  Payments due under non-compete agreements ..........                  753,739

  Acquisition costs in accrued liabilities ...........                  140,000
                                                                    -----------
                                                                      4,371,298
                                                                    -----------
  Cash acquired on acquisition of subsidiary .........               $   (4,049)
                                                                    ===========

  Issuance of stock to reduce accrued liabilities ....               $    2,500
                                                                    ===========

See notes to consolidated financial statements

                     DEL ELECTRONICS CORP. & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1.  In  the  opinion  of  the  Company,   the   accompanying   unaudited
         consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of April 29, 1995 and the results of its operations and its cash flows for the three months ended April 29, 1995 and April 30, 1994.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as of July 30, 1994.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of July 30, 1994.

NOTE 2. The results of operations for the three and nine month periods ended April 29, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 3.  PERCENTAGE OF COMPLETION ACCOUNTING

                                                                    Balance at
                                                                  April 29, 1995

Costs incurred on uncompleted
   contracts ...............................................           $ 334,984
Estimated earnings .........................................             148,035
                                                                       ---------
                                                                         483,019

Less:  Billings to-date ....................................              57,200
                                                                       ---------
Costs and estimated earnings
  in excess of billings on
  uncompleted contracts ....................................           $ 425,819
                                                                       =========

         The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was $616,981 at April 29, l995.

NOTE 4. Inventory is stated at a lower of cost (first-in, first-out) or market.

         Inventories are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes based on estimated gross margins.

               Inventory consists of the following:

                                                  April 29, 1995   July 30, 1994

Finished goods .................................     $ 3,259,148     $ 2,825,816
Work in process ................................       8,305,908       7,201,564
Raw material and purchased parts ...............       7,084,974       6,142,965
                                                     -----------     -----------

    Total ......................................      18,650,030      16,170,345

Less:  Progress payments/deposits ..............         114,797          97,412
                                                     -----------     -----------

                                                     $18,535,233     $16,072,933
                                                     ===========     ===========

NOTE 5.   FIXED ASSETS

         Fixed assets consist of the following:

                                                April 28, 1995     July 30, 1994

Land .......................................       $   694,046       $   694,046
Building ...................................         2,146,025         2,146,025
Machinery and equipment ....................         6,109,587         5,475,642
Furniture and fixtures .....................           767,160           707,846
Leasehold improvements .....................           792,365           749,219
Transportation equipment ...................             5,000             5,000
                                                   -----------       -----------
                                                    10,514,184         9,777,788
Less accumulated depreciation
  and amortization .........................         3,205,309         2,612,930
                                                   -----------       -----------
                                                   $ 7,308,875       $ 7,164,858
                                                   ===========       ===========


NOTE 6. Net income per common share was computed using the modified treasury stock method. This method was utilized since the number of shares of common stock obtainable upon the assumed exercise of outstanding options and warrants in the aggregate exceeded 20% of the number of common shares outstanding at the end of the period. The weighted average number of common shares and common share equivalents for the periods presented includes the effect of the 3 percent stock dividends declared on May 16, 1995 and November 23, 1994 (see Note 7).


NOTE 7. On May 16, 1995, the Company declared a 3 percent stock dividend to holders of record on June 7, 1995, which is payable on June 23, 1995. On November 23, 1994, the Company declared a 3 percent stock dividend to holders of record on December 8, 1994, which was paid on December 27, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES



      The Company has a revolving line of credit of $10,000,000 and two term loans, the oustanding balances of which were $2,142,864 and $3,000,000 at April 29, 1995. Borrowings under the line of credit are based on 85 percent of eligible accounts receivable and 50 percent of inventory, and has a $1,000,000 maximum sub-limit for letters of credit. As of April 29, 1995 the amount outstanding under the line of credit was $7,275,000 and the unused and available portion of the line of credit was approximately $2,271,500. Letters of credit outstanding were $453,500.

      The  Company  believes  that  its  current  financial  resources,   future
operating revenue and existing credit lines will be sufficient to meet its foreseeable working capital requirements.

      Working capital was $20,076,571 at April 29, 1995, compared to $18,530,176 at July 30, 1994, an increase of 8.3 percent. The current ratio increased to
4.36 to 1 at April 29, 1995 from 4.16 to 1 at July 30, 1994.

      Investments available-for-sale of $338,956 at April 29, 1995 consist primarily of corporate debt securities and equities. These investments are used to fund a deferred compensation plan for a key Company employee.

      Trade receivables at April 29, 1995 decreased $599,993 as compared to July 30, 1994 primarily as the result of improved collections.


      Unbilled contract revenues were $425,819 at April 29, 1995 as compared to $551,301 at July 30, 1994 due to shipments made on contracts which utilize the percentage of completion method of accounting.

      Inventory at January 28, 1995 increased approximately $2,462,300 as compared to July 30, 1994. The increase in inventory is primarily due to major new orders received in fiscal 1995.

      Capital expenditures for the nine months ended April 29, 1995 were approximately $736,000. These expenditures were primarily for printed circuit board tooling and for assembly and test equipment in order to improve manufacturing efficiency. There were no material open commitments for capital equipment expenditures at April 29, 1995. The funds for capital expenditure improvements were derived from operations and short-term borrowing.

      The Company repurchased 23,784 shares of its common stock for $133,234 during the nine months ended April 29, 1995.

RESULTS OF OPERATIONS



      Net sales for the three months ended April 29, 1995 were $8,945,910 compared to $5,592,496, an increase of approximately 60 percent over the corresponding period in the prior year. Net sales for the nine months ended April 29, 1995 were $22,661,332 compared to $16,309,022, an increase of approximately 38.9 percent over the corresponding period in the prior year. These increases were attributable to internal growth and the inclusion of the sales of Bertan this year.

      Cost of sales, as a percentage of net sales for the three months ended April 29, 1995 was 59.9 percent compared to 54.5 percent for the prior corresponding period. This change reflects the change in product mix in the respective periods. Cost of sales, as a percentage of net sales for the nine months ended April 29, 1995 was 56.7 percent compared to 57.6 percent for the prior corresponding period. This decrease was primarily due to the reduction of payroll costs at the beginning of the current year and the change in product mix as the result of the acquisition of Bertan in April 1994.

     Research and development expenses increased to $725,535 for the three months ended April 29, 1995 from $444,092 for the three months ended April 30, 1994. Research and development expenses increased to $1,934,585 for the nine months ended April 29, 1995 from $1,135,805 for the nine months ended April 30, 1994. These increases in research and development are primarily due to new projects and the inclusion of the Bertan subsidiary for the full nine and three months ended April 30, 1995. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical, industrial and defense electronics markets.

      Selling, general and administrative expenses were $1,822,568 in the three months ended April 29, 1995 as compared to $1,250,127 in the same period in the prior year. Selling, general and administrative expenses increased to $4,877,374 for the nine months ended April 29, 1995 from $3,478,174 for the same period in the prior year. These increases were primarily attributable to the increase in selling, general and administrative expenses due to the acquisition of Bertan and expanded international sales and marketing expenses.

      Net interest expense was $289,891 for the three months ended April 29, 1995 compared to $127,050 for the corresponding prior period. Net interest expense was $866,184 for the nine months ended April 29, 1995 compared to $345,932 for the corresponding prior period. This increase was attributable to higher debt levels as the result of the acquisition of Bertan during April 1994 and higher interest rates.

      Income tax expense was 30.5% of pre-tax income in the nine month periods ended April 29, 1995 and April 30, 1994. The effective tax rates reflect sales being made through the Company's Foreign Sales Corporation, increased research and development and other tax credits.

      The Company adopted Statement of Financial Accounting Standards number 109 "Accounting for Income Taxes" effective August 1, 1993. The cumulative effect of change in method for accounting for income taxes was to increase net income in the nine months ended April 30, 1994 by $76,363.

      Net income increased to $521,916 for the three months ended April 29, 1995, an increase of approximately 3.6 percent from $503,543 for the prior corresponding period. Net income per common share increased to $ .11 from $.10. Net income increased to $1,477,746 for the nine months ended April 29, 1995, an increase of approximately 3 percent from $1,433,442 for the prior corresponding period. For the nine months ended April 29, 1995 primary and fully diluted net income per share was $.31 as compared to $.31 for the nine months ended April 30, 1994. The 1994 period includes $.02 per share as the result of the cumulative effect of the adoption of SFAS number 109 "Accounting for Income Taxes". The number of outstanding shares and common share equivalents increased 3 percent from the nine month period ended April 30, 1994. The increases in net income for the three and nine month periods are primarily due to internal growth, the performance of the Bertan subsidiary and improved operating efficiencies throughout the Company.

      The backlog of unshipped orders at April 29, 1995 was approximately $20.0 million.

                                      PART II

Item 1.  Legal Proceedings

                        None
Item 2.  Changes in Securities

                        None

Item 3.  Defaults on Senior Securities

                        None

Item 4.  Submission to a Vote of Security Holders

                        None

Item 5.     Other Information

                  Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  Exhibit 11 - Computation of Earnings Per Common Share

                  Exhibit 27 - Financial Data Schedule

            (b)   Report on Form 8-K:  None

                                     SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized










                             DEL ELECTRONICS CORP.
                                 (Registrant)


          June 6, 1995                Leonard A. Trugman
             Date                        (Signature)
                                     Chairman of the Board,
                                     Chief Executive Officer
                                          and President



          June 6, 1995                Michael H. Taber
             Date                        (Signature)
                                     Chief Financial Officer
                                          and Secretary