Form 10-K405
period 1995-07-29
DEL ELECTRONICS CORP
filed 1995-11-13
CIK 27748

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       FOR FISCAL YEAR ENDED JULY 29, 1995
                         COMMISSION FILE NUMBER 1-10512

                              DEL ELECTRONICS CORP.
             (Exact name of registrant as specified in its charter)

                                   13-1784308
                        (IRS Employer Identification No.)


  1 Commerce Park, Valhalla, New York                              10595
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: 914-686-3600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
   Common Stock,                            The American Stock Exchange, Inc.
  $.10 Par Value

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $24,428,993 at the close of business on October 24, 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of business on October 24, 1995.

                            Common Stock - 4,074,434

                                     PART I


ITEM 1.     BUSINESS

            The Company is comprised of (i) Del Electronics Corp. ("Del"), a New York corporation which was incorporated in 1954; (ii) RFI Corporation ("RFI"), a Delaware corporation and wholly-owned subsidiary of the Company, which was incorporated in 1961; (iii) Dynarad Corp. ("Dynarad"), a New York corporation and wholly-owned subsidiary of the Company which was incorporated in 1992 (formerly known as Porta Ray, Inc. which was founded in 1975); (iv) Bertan High Voltage Corp. ("Bertan"), a New York corporation and wholly-owned subsidiary of the Company which was incorporated in 1994 (formerly known as Bertan Associates, Inc. which was founded in 1969); and (v) Del Medical Systems Corp. ("Del Medical"), a New York corporation and wholly-owned subsidiary of the Company which was incorporated in 1994. The Company designs, manufactures and markets medical imaging and specialty electronic components for medical, industrial and defense applications and diagnostic OEM equipment. Examples of medical imaging diagnostic OEM equipment are mammography, neo-natal and portable imaging equipment including intra-oral dental imaging. Examples of applications for specialty electronic components are CT scanning, MRI scanning, medical laser surgery, nuclear medicine, industrial laser machining, energy exploration, telecommunications, security systems for airports, courthouses, schools, correctional facilities, computer systems, hazardous materials detection equipment, ion implantation, voice and data communication systems, and a wide variety of defense electronics systems. Such products are designed for a wide range of applications and to meet stringent customer specifications. The Company's principal products are medical imaging diagnostic equipment and high voltage ("HV") power supplies, HV energy storage devices, HV transformers and single and multi-circuit EMI interference and RFI interference filters. All of the Company's sales of electronic noise suppression filters are attributable to RFI, which was acquired in December, 1989. All of the Company's sales of medical imaging equipment are attributable to Dynarad, which was acquired in September, 1992. Del Medical Systems Corp. is an international sales and marketing organization which distributes products and systems used for medical imaging and diagnostics. Examples are: high resolution video cameras and accessories; image enhancement products; and disposable diagnostic kits.

            Approximately  80% of the Company's power conversion  components and
65%  of  its   electronic   filters  are  custom   designed  to  meet   customer
specifications. The Company is the sole source for various products.

            The Company's strategy is to expand its business through the development and sale of new products and selective acquisitions in complementary product lines. The Company is concentrating its efforts on companies in the medical and industrial applications fields.


High Voltage Power Conversion Components

            The Company's power conversion components consist of HV power conversion components such as power supplies, capacitors and transformers. HV power supplies are used to transform commercially generated electric power from low voltage to high voltage. The HV power supplies designed by the Company raise the input voltage from the available level to the significantly higher level required in order to operate the electronic equipment for which the customer's equipment has been designed.

            An HV power supply primarily consists of special purpose transformers, HV capacitors and printed electronic circuit board assemblies. The transformer is the component of the power supply which is responsible for "transforming" the low voltage to high voltage. The capacitors store energy and cause the power supply output to be relatively insensitive to output load conditions. The printed electronic circuit board assemblies monitor and regulate the performance of the power supply by measuring changes in conditions which affect output voltage, output current and operating frequency. The design of the power supply and specifically the relationships between the transformers, capacitors and control circuitry are critical in providing precise output voltage and power. The Company's power supplies deliver precisely regulated output power while operating over a very wide range of temperatures, altitudes, humidity, shock and vibration conditions. The Company designs its products to meet its customer's requirements for performance and size. The Company has designed power supplies that deliver power over a range from several watts up to 60 kilowatts with output voltage ranging from hundreds of volts up to several hundred thousand volts. Operating frequencies range from 60 hertz up to 100 kilohertz.

EMI and RFI Noise Suppression Electronic Filters

            EMI and RFI interference filters designed, manufactured and marketed by the Company are used to reduce or eliminate interfering signals generated by internal or external electronic components and equipment which otherwise could interfere with the normal operation of electronic equipment and systems. A filter may range in size from the miniature type, which utilizes the Company's discoidal ceramic monolithic capacitors (miniature capacitors made of ceramic material), to multi-circuit assemblies handling high power requirements and weighing thousands of pounds.

            The effects of radio frequency interference in the environment can be readily appreciated when there is poor radio or television reception as a result of the operation of nearby electronic devices which generate unwanted electrical signals. This problem is severely compounded in many commercial and defense environments where there are a large number of electronic devices in a confined area, such as an airplane, ship, weapon system or in voice or data communications systems. These specialty filters are required by various types of equipment manufacturers in order to comply with government specifications and commercial standards. These filters may be integrated within the electronic equipment for which they have been designed or, in the case of large power filters, connected externally to such equipment, or to an external power source which may power an entire facility.

            The Company offers standardized and custom designed electronic filters to meet customer specifications. The Company's catalog contains approximately 1,200 standard electronic filters. During Fiscal 1995 approximately 65% of the Company's filter sales were attributable to custom designed filters and approximately 35% were attributable to standard filters .

Applications

            The Company has developed precision HV power supplies for CT scanners and has been for approximately 10 years a key source of supply of HV power supplies for CT scanners to certain companies. The Company has developed a new generation of equipment, which is intended to provide approximately twice the power level in a significantly smaller unit than the current generation of equipment. Since 1988 the Company has been active in developing and selling medical laser surgery HV power supplies to several manufacturers in the medical laser surgery field. The Company believes that it is well positioned to participate in the development of technology for this expanding medical area. The Company has also been a supplier of miniature HV power supplies used in detection systems for hazardous materials, serving this market for approximately 20 years.

            Filter products are designed to assure that equipment manufactured for defense applications meets the rigid standards for interference generation and susceptibility. In addition, filters are designed to prevent classified cryptographic and data signals used in defense and industrial applications from accidentally emanating and compromising military or industrial intelligence.

            The Company's electronic filters are used in voice and data communications equipment, computer equipment and defense systems. The Company is a key supplier of electronic filters for use in telephone switching equipment.


Product Development

            The Company has an ongoing research and development program. As of July 29, 1995, the Company employed 44 persons in research and development, who are engaged in the design of customized products for customer specifications and for the Company's ongoing research and development activities. The Company's expenditures for research and development were approximately $2,861,000 in Fiscal 1995, $2,253,000 in Fiscal 1994, and $1,713,000 in Fiscal 1993.
Approximately 80% of new products are designed and developed to customer specifications for use as a component in the customer's equipment, with the rights to such technology remaining with the Company. For example, the Company has developed a "ruggedized" miniature HV oil exploration probe for a Fortune 50 multi-national corporation. Pursuant to the terms of an agreement between the Company and such corporation executed in 1987, the Company retains all of the technology developed in connection with such probes, exclusive of any oil exploration use. The Company believes, although there can be no assurance, that it will be the sole source supplier for this technology.

            Certain new products are developed as standard products for industry at large after the Company has evaluated their potential. Standard products recently developed by the Company include standardized HV, high frequency rack mounted power supplies and associated modules for use as precision test equipment by industrial laboratories, universities and research facilities. In addition, many new custom designed electronic filter components are eventually made available as standard products in the Company's catalog.

            The Company has computer-assisted design systems (CAD) to facilitate the design of printed circuit boards for its power conversion components and assist in the mechanical design of its products, thereby enhancing product development and customized design services. The Company utilizes the CAD in the mechanical design of its electronic filters in order to optimize the miniaturization and packaging of its electronic filters.

            As part of its ongoing quality assurance program, the Company has installed an expanded computerized quality control center for the testing of its electronic filters under a wide range of environmental conditions.

            The Company's long term customer relationships have facilitated and enhanced product development since many customers consult with the Company concerning their product development programs, enabling the Company to custom design HV power components and electronic filters for new generations of customer products.

Marketing

            The Company markets its products through 17 in-house sales personnel and approximately 48 non-exclusive independent sales representatives in the United States and approximately 90 non-exclusive international agents principally in the Middle East, Canada, Europe, Asia, Australia and India. Sales representatives are compensated primarily on a commission basis; the international agents are compensated either on a commission basis or act as independent distributors. The Company's marketing efforts and expertise emphasize its ability to custom engineer products to optimal performance specifications and the Company's record for quality and reliability.

            The Company's products are sold directly to medical equipment distributors, health professionals and to original equipment manufacturers and various governmental agencies. Although the Company stresses its custom design capabilities, it also markets its products through catalogs of standardized products and through advertisements in trade journals and participation in industry shows.

            The Company's marketing staff works closely with its engineering department in designing and customizing medical imaging diagnostic equipment and power conversion components and electronic filters to a customer's specific requirements. The Company believes that its ability to provide such customized services has enabled it to be a key source of supply for many of its products.

Manufacturing

            The Company manufactures its HV power conversion components in two facilities, one in Valhalla, New York and a second in Hicksville, New York. The Company manufactures all of its electronic noise suppression filters and capacitor components at its facility in Bay Shore, New York. The Company manufactures its cost effective medical imaging products at its facility in Deer Park, New York.

            The Company maintains a complete engineering laboratory for quality control and environmental testing. In particular, the Company has an extensive environmental testing department for the testing of its products against temperature fluctuations, vibration, shock, humidity, electro-magnetic pulse and other adverse environmental conditions.

            The Company utilizes proprietary information in the design and manufacture of its products. However, the Company does not own any patents nor does it intend to apply for patent protection for such manufacturing processes or designs. The Company owns the Filtron(R) trademark for interference filters manufactured by RFI.

            The Company has multiple sources of supply for material and components which are used in the manufacture of its products. The Company has not encountered any difficulty in obtaining such supplies and believes that if any current source of supply for a particular material or component became unavailable, alternate sources of supply would be available at comparable prices and delivery schedules.

Export Sales

            During the three fiscal years ended July 29, 1995, July 30, 1994, and July 31, 1993, export sales accounted for approximately 36%, 28%, and 21%, respectively, of the Company's revenues. Export sales are made principally in the Middle East, Canada, Europe and the Far East.

            The Company's backlog at July 29, 1995 was approximately $18.9 million compared to a backlog of approximately $17.2 million at July 30, 1994, and approximately $17.1 million at July 31, 1993. Substantially all of the backlog will result in shipments in Fiscal 1996.

Competition

            The markets for the Company's products are highly competitive. Many of the Company's competitors are larger than the Company and have greater financial and other resources. The Company believes that it has maintained its competitive position based on its reputation and engineering ability to customize products to clients' specific requirements and its testing and quality control programs. There can be no assurance that other companies will not successfully compete with the Company with respect to those products for which the Company is a sole source of supply or a key supplier.

Government Regulation

            The Company is subject to various United States government guidelines and regulations relating to the qualification of its products for inclusion in Government Qualified Product Lists in order to be eligible to receive purchase orders from a government agency or for inclusion of a product in a system which will ultimately be used by a governmental agency. The Company has had many years of experience in designing, testing and qualifying its products for sale to governmental agencies. Certain government contracts are subject to cancellation rights. The Company has experienced no material termination of a government contract and is not aware of any pending terminations of government contracts. The Company's government related sales are primarily for defense applications in existing programs or as spare parts.

            The Company has not experienced in Fiscal 1995, and does not anticipate, any material expenditures in connection with its compliance with Federal, State or local environmental laws or regulations.

EMPLOYEES

            As of July 29, 1995, the Company had approximately 335 employees, including 9 executive officers, 22 persons in general administration, 17 persons in marketing, 243 persons in manufacturing and 44 persons in research and development. The Company believes that its employee relations are good.

ITEM 2.     PROPERTIES

            The Company's executive headquarters are located in a facility in Valhalla, New York in which the Company leases approximately 37,000 square feet. The facility is held under a lease expiring on July 31, 2002. The current annual base rent for such premises is approximately $285,000. RFI owns a 55,000 square foot facility located on four acres in Bay Shore, Long Island, where it engages in electronic filter design and manufacturing and designs and manufactures its power conversion components. Dynarad Corp. leases approximately 24,000 square feet at its facility in Deer Park, New York, under a lease expiring August 31, 2002. The current annual base rent for such premises is approximately $250,000. Bertan leases approximately 38,000 square feet at its facility in Hicksville, New York under a lease expiring May 31, 2004. The current annual base rent for such premises is approximately $383,000. The Company believes that its current facilities are sufficient for its present requirements.

ITEM 3.     LEGAL PROCEEDINGS

            RFI Corporation is a defendant in an action pending in the Supreme Court of the State of New York, Kings County on July 25, 1994. The plaintiffs, Mark Palmer Hansen and the other individuals named in the pleading, claim that while they were employed by Unisys, they were injured as a result of exposure to an allegedly toxic substance contained in certain filters manufactured by Filtron Co., Inc. The principal defendants in the action are Filtron Co., Inc., RFI Corporation and Paramax Systems Corporation. Plaintiff's exposure to the alleged toxic substance occurred prior to the Company's purchase of selected assets of Filtron Co., Inc. from ARX, Inc. Furthermore, Filtron Co., Inc. and ARX, Inc. are contractually obligated to indemnify the Company in connection with this claim. The Company's product liability insurance carrier has appointed counsel to defend this action. The Company believes it has meritorious defenses to the claim.

            The Company is a defendant in a proceeding in which the plaintiff, Terry Joe Groom, an employee of Schlumberger Technology Corp., claims that he was injured while employed in Texas as a result of exposure to allegedly high energy electromagnetic radiation during testing of projects for use by Schlumberger. The plaintiff alleges that the Company was involved in the supply of a component used in connection with the projects. The Company's product liability insurance carrier has appointed counsel to defend this action. The Company believes it has meritorious defenses to the claim.

            Management does not believe that the resolution of the above legal proceedings will have a material effect on the Company's consolidated financial condition and results of operations.

                                     PART II


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.



ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            The common stock of Del Electronics Corp. began trading on the American Stock Exchange (AMEX) on April 18, 1990 under the symbol DEL. The following table shows the high and low prices for the past twelve quarters.

                                               Fiscal 1995             Fiscal 1994                Fiscal 1993
                                               High    Low             High    Low                High    Low
                                               ----    ---             ----    ---                ----    ---
            First Quarter                     6 3/4   5 1/2            5 7/8   4 7/8              5 7/8   4 3/4
            Second Quarter                    6 1/4   4 3/4            7 1/8   5 1/2              6 3/8   4 5/8
            Third Quarter                     6       5 1/8            8 1/4   6                  6       4 7/8
            Fourth Quarter                    7       5 1/2            7 5/8   5 1/2              5 7/8   4 5/8

o The above prices have been restated to give retroactive effect to a 3% stock dividend declared in May, 1995, a 3% stock dividend declared in November, 1994, a 3% stock dividend declared in May, 1994, a 3% stock dividend declared in November, 1993, a 3% stock dividend declared in April, 1993 and a 6% stock dividend declared in November, 1992.

o The approximate number of holders of record of common stock $.10 par value as of July 29, 1995 was 1,062.

o The Company has not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

DEL ELECTRONICS CORP. AND SUBSIDIARIES

                                                            Fiscal Year Ended
                                       -------------------------------------------------------------
                                       July 29       July 30,    July 31,     August 1,    August 3,
                                       1995(b)       1994(b)      1993(b)       1992         1991
                                       -------       --------    --------     ---------    ---------
  INCOME STATEMENT DATA:
    Net sales                        $32,596,312   $24,327,015  $22,287,315  $18,948,930  $17,323,205
                                     -----------   -----------  -----------  -----------  -----------
    Cost and expenses:
      Cost of sales                   19,177,999    15,179,081   13,455,261   11,754,344   10,672,288
      Research and development         2,861,844     2,253,412    1,712,881    1,262,263      845,945
      Selling, general and
       administrative                  6,622,690     4,862,519    4,390,267    3,473,622    3,453,222
      Interest expenses -- net         1,191,142       576,832      360,149      308,525      874,058
                                     -----------   -----------  -----------  -----------  -----------
                                      29,853,675    22,871,844   19,918,558   16,798,754   15,845,513
                                     -----------   -----------  -----------  -----------  -----------
  Income before provision
   for income taxes                    2,742,637     1,455,171    2,368,757    2,150,176    1,477,692

  Provision for income taxes             837,428       341,525      708,000      657,792      395,734
  Cumulative effect of adoption of
    SFAS-109                                --          76,363         --           --           --
                                     -----------   -----------  -----------  -----------  -----------
  Net income                         $ 1,905,209   $ 1,190,009  $ 1,660,757  $ 1,492,384  $ 1,081,958
                                     ===========   ===========  ===========  ===========  ===========

  Income before cumulative effect of
    of change in accounting principle       $.40          $.23         $.38         $.35         $.36

  Cumulative effect of adoption
    of SFAS-109                             --             .02         --           --           --
                                     -----------   -----------  -----------  -----------  -----------
   Net income per common share and
    common share equivalents (a)
    primary and fully diluted               $.40          $.25         $.38         $.35         $.36
                                     ===========   ===========  ===========  ===========  ===========

   Number of shares used in
    computation of primary
    earnings per share (a)             4,897,374     4,754,260    4,439,513    4,296,864    3,045,438
                                     ===========   ===========  ===========  ===========  ===========
   Number of shares used in
    computation of fully diluted
    earnings per share (a)             4,918,032     4,754,260    4,442,198    4,310,090    3,045,438
                                     ===========   ===========  ===========  ===========  ===========

                                                               As of
                              ----------------------------------------------------------------------
                                July 29,      July 30,        July 31,     August 1,       August 3,
                                1995(c)        1994(c)        1993(c)        1992            1991
                              -----------    -----------    -----------   -----------    ------------
BALANCE SHEET DATA:
  Working capital             $20,648,281    $18,530,176    $13,856,981   $11,307,592    $ 10,209,886
                              ===========    ===========    ===========   ===========    ============

  Total assets                $39,054,634    $36,198,373    $24,969,136   $19,412,572    $ 18,299,270
                              ===========    ===========    ===========   ===========    ============
  Long-term debt              $11,902,951    $11,485,722    $ 5,639,290   $ 3,901,622    $  3,964,800
                              ===========    ===========    ===========   ===========    ============
  Shareholders' equity        $19,525,073    $17,698,507    $15,634,240   $12,773,226    $ 10,815,414
                              ===========    ===========    ===========   ===========    ============
  Common shares outstanding     4,074,434      4,073,332     3,789,534      3,464,948       3,091,786
                              ===========    ===========    ===========   ===========    ============

        (a) Net income per common share and common stock equivalents have been restated to give effect to stock dividends in 1995, 1994, 1993 and 1991. See footnote 1 of notes to the consolidated financial statements for computation of earnings per share.

        (b) The fiscal years ended July 29, 1995, July 30, 1994 and July 31, 1993 include the operations of Dynarad; fiscal years ended July 29, 1995 and July 30, 1994 includes the operations of Bertan.

        (c)   Common shares  outstanding  for 1995, 1994 and 1993 are reduced by
              55,165,   16,656  shares  and  4,000  shares  of  treasury  stock,
              respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

            For the three years ended July 29, 1995, the Company has financed its operations through operating revenue and bank borrowing. These sources have been sufficient to meet the Company's cash flow requirements.

            The Company currently has a line of credit of $10,000,000 and outstanding balances on two term loans of $2,035,722 and $2,875,000 at July 29, 1995, which were $2,464,290 and $3,375,000, respectively, at July 30, 1994
("Fiscal 1994"). Borrowings under the line of credit are limited to 85 percent of eligible accounts receivable and 50 percent of inventory, and such line of credit has a $1,000,000 maximum sub-limit for letters of credit. As of July 29,1995 ("Fiscal 1995") the amount outstanding under the line of credit was $7,900,000 and the unused and available portion of the line of credit was approximately $1,596,000. Letters of credit outstanding were approximately $504,000.

            The Company believes that its current financial resources, future operating revenue and existing credit lines will be sufficient to meet its foreseeable working capital requirements.

            Working capital was $20,648,000 at July 29, 1995, compared to $18,530,000 for Fiscal 1994, an increase of 11.4 percent, due to increased profitability in Fiscal 1995. The current ratio increased to 4.31 to 1 at July 29, 1995 from 4.16 to 1 at July 30, 1994.

            Investments available-for-sale of approximately $378,500 for Fiscal 1995 consist primarily of corporate debt securities and equities. These investments are used to fund a deferred compensation plan for a key Company employee.

            The Company's trade receivables at July 29, 1995 increased approximately $336,000 as compared to July 30, 1994. The Company's cost and estimated earnings in excess of billings on uncompleted contracts at Fiscal 1995 decreased approximately $155,000 as compared to Fiscal 1994 due to shipments and billings made on contracts which utilize the percentage of completion method of accounting.

            The Company's inventory during Fiscal 1995 increased approximately $1,965,000 as compared to Fiscal 1994. The increase was principally due to higher sales levels and work-in-process related to major open customer orders which will not be delivered until fiscal 1996.

            Prepaid expenses and other current assets increased approximately $261,000 for Fiscal 1995 as compared to Fiscal 1994 principally due to additional current provision for deferred taxes and a refund receivable from the Company's worker's compensation insurance carrier.

            The Company's capital expenditures for Fiscal 1995 were approximately $1,337,500. These expenditures were primarily for assembly and test equipment for improved manufacturing efficiencies. There were no material open commitments for fixed asset acquisitions as of July 29, 1995. The funds for the Company's capital improvement expenditures were derived from operations and bank borrowings.

            The Company repurchased 38,509 shares of its common stock for approximately $217,000 during the Fiscal 1995.

            Goodwill  at  July  29,  1995   relates   primarily  to  the  Bertan
acquisition.

            Deferred charges for Fiscal 1995 decreased $160,000 as compared to Fiscal 1994. The decrease is due to amortization for the year.

            Accrued liabilities in Fiscal 1995 increased approximately $197,000 as compared to Fiscal 1994, due to higher commissions, incentive and deferred compensation in Fiscal 1995. For Fiscal 1994 accrued liabilities included $170,000 payable to the former Bertan shareholders which was paid in Fiscal 1995.

            Other  liabilities   represent  the  net  present  value  of  future
non-compete payments to two of the former shareholders of Bertan.

            Deferred income taxes relate to income taxes required to be paid in future periods relating to temporary differences in book to tax accounting treatment.

Results of Operations

            Net sales in the specialty electronic components segment ("specialty components") for Fiscal 1995 were $27,027,000 compared to $19,436,000 for Fiscal 1994, an increase of approximately 39.1 percent. The increase was due to internal growth of approximately $1,260,000 and the inclusion of the Bertan subsidiary for all of Fiscal 1995, approximately $6,331,000. Net sales in the specialty components segment for Fiscal 1994 were $19,436,000 compared to $18,134,000 for Fiscal 1993, an increase of approximately 7.2 percent. The increase was due principally to Bertan. Net sales in the medical imaging and diagnostic products segment ("medical diagnostic") were $5,570,000 in Fiscal 1995 compared to $4,891,000 in Fiscal 1994. Net sales in the medical imaging and diagnostic products segment were $4,891,000 in Fiscal 1994 compared to $4,153,000 in Fiscal 1993. The net sales in the medical diagnostic segment were principally due to the operations of Dynarad in all three years.

            Cost of sales, as a percentage of net sales, in the specialty components segment, decreased from 62.3 percent in Fiscal 1994 to 55.5 percent in Fiscal 1995. The cost of sales as a percentage of sales increased from 59.3 percent in Fiscal 1993 to 62.3 percent in Fiscal 1994. Cost of sales, as a percentage of net sales, in the specialty components segment, decreased from Fiscal 1994 due to improved manufacturing efficiencies and increased sales volume in this segment. Cost of sales, as a percentage of net sales, in the specialty components segment, increased from Fiscal 1993 due to the mix of goods sold and increased competitive pricing pressure in certain markets which this segment serves. The cost of sales, as a percentage of net sales, in the medical diagnostic segment was 75.0 percent in Fiscal 1995 as compared to 62.9 percent in Fiscal 1994. The increase was due to an increase in the cost of materials purchased in this segment as the Fiscal 1994 period had one contract which accounted for approximately 28 percent of this segment's sales. The cost of sales, as a percentage of net sales, in the medical diagnostic segment was 62.9 percent in Fiscal 1994 as compared to 65 percent in Fiscal 1993.

            Research and development costs, in the specialty components segment, increased to $2,709,000 in Fiscal 1995 from $1,835,000 in Fiscal 1994. The inclusion of Bertan for all of Fiscal 1995 was the primary reason for this increase. Research and development costs, in the specialty components segment, increased to $1,835,000 in Fiscal 1994 from $1,539,000 in Fiscal 1993. Research and development costs, in the medical diagnostic segment, were $153,000 in Fiscal 1995 as compared to $418,000 in 1994. Research and development costs, in the medical diagnostic segment , were $418,000 in Fiscal 1994 as compared to $174,000 in Fiscal 1993. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical diagnostic, medical, industrial and defense electronics markets.

            Selling, general and administrative expenses, as a percentage of sales, in the specialty components segment, were 19.9 percent in Fiscal 1995,
19.1 percent in Fiscal 1994 and 19.3 percent in Fiscal 1993. The Company recognized as an addition to its selling, general and administrative expenses, the amount of $108,000 in Fiscal 1994, which amount relates to the tax treatment of the acquisition of RFI, resulting in an offsetting tax benefit of $108,000 in Fiscal 1994. Selling, general and administrative expenses as a percentage of net sales increased to 20.0 percent in Fiscal 1994 from 19.3 percent in Fiscal 1993. This increase was principally attributable to increased commissions at RFI and the addition of a chief financial officer in 1993. The Company recognized as an addition to its selling, general and administrative expenses, the amount of $117,000 in Fiscal 1993 which relates to the tax treatment of its acquisition of RFI. Without such charge, selling, general and administrative expenses would have been 18.6 percent of net sales in Fiscal 1994 and 18.7 percent of net sales in Fiscal 1993. Selling, general and administrative expenses, as a percentage of net sales, in the medical diagnostic segment, were 22.2 percent of net sales in Fiscal 1995 as compared to 23.5 percent in Fiscal 1994 and 21.4 percent in fiscal 1993.

            Interest expense, net of interest income, for Fiscal 1995, 1994 and 1993 was approximately $1,191,000, $577,000, and $360,000, respectively.
Interest expense increased in Fiscal 1995 compared to 1994 and 1993 due to higher levels of borrowing due to the Bertan acquisition, working capital requirements and higher interest rates. Interest expenses increased in Fiscal 1994 due to higher levels of borrowing primarily due to Dynarad.

            Income tax expense increased to 30.5 percent of pre-tax income in Fiscal 1995 from 23.5 percent in Fiscal 1994 due to an increase in pre-tax earnings in Fiscal 1995 over Fiscal 1994. Income tax expense for Fiscal 1994 would have been 28.8 percent if not for a reduction of $108,000 due to tax benefits in Fiscal 1994, resulting from the RFI acquisition which were realized on the Company's tax return in Fiscal 1994. A corresponding charge of $108,000 was included in selling, general and administrative expenses. Income tax expense for Fiscal 1993 would have been 33.2 percent if not for a reduction of $117,000 due to the benefits resulting from the RFI acquisition. Income tax expense decreased from 33.5 percent of pre-tax income in Fiscal 1992 to 30.6 percent in Fiscal 1993 due to increased tax credits available in Fiscal 1993. There was a cumulative effect of change in method for accounting for income taxes of $76,000 in Fiscal 1994 due to the adoption of SFAS 109.

            Net income for Fiscal 1995 was approximately $1,905,000, an increase of approximately 60.1 percent from $1,190,000 in Fiscal 1994. Net income in Fiscal 1994 decreased approximately 28.4 percent from $1,661,000 in Fiscal 1993. The primary and fully diluted earnings per share were $.40, an increase of $.15 per share which represents a 48 percent increase from primary and fully diluted earnings per share of $.25 in Fiscal 1994. The number of outstanding shares and common share equivalents increased 9.3 percent from Fiscal 1994 to Fiscal 1995. The primary and fully diluted earnings per share before cumulative effect of change in method for accounting for income taxes for Fiscal 1994 was $.23 per share, a decrease of 37.5 percent from Fiscal 1993. For Fiscal 1994, primary and fully diluted earnings per share were $.25 per share. This represents a decrease of 32.5 percent from $.38 primary and fully diluted earnings per share in Fiscal 1993, while the number of outstanding shares and common share equivalents increased 7 percent. The increase in net income for Fiscal 1995 was due to internal growth, the improved operating efficiency of our Bertan High Voltage subsidiary, and the inclusion of this subsidiary's operations for all of Fiscal 1995. The decrease in net income for Fiscal 1994 was primarily attributable to increased research and development costs primarily for the development of new medical imaging products, increased marketing expenses due to establishing an international distribution network and the formation of Del Medical Systems, the continuing pricing pressure in the defense electronics markets, and higher interest costs primarily due to borrowings for the acquisition of Bertan and Bertan working capital and increasing interest rates.

            The backlog of unshipped orders at July 29, 1995, July 30, 1994 and July 31, 1993 was approximately $18.9 million, $17.2 million and $17.1 million, respectively.

            The Company's strategy is to endeavor to expand its business through the development and sale of new products and selective acquisitions which will allow the Company to complement and expand existing product lines. The Company is concentrating its acquisition search on companies in the medical imaging and diagnostic fields. The Company currently has no agreements or understandings concerning any acquisitions.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Reference is made to Financial Statements and Supplementary Data attached hereto and made a part hereof.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Board of Directors consists of six members. All Directors are to be elected for a term of one year and until their respective successors are elected and qualified.

            Set forth below is the name and age of each Director, his position in the Company and his principal occupation at present and during the past five years.

                                                 Principal Occupation,
    Name, Age and Position                        Business Experience,
      with the Company                               Directorships
    ----------------------                       ----------------------
LEONARD A. TRUGMAN, 57                    Chairman of the Board, Chief Executive
       Chairman of the Board,             Officer and President of the Company
       Chief Executive Officer and        since 1985.
       President

NATAN  BERTMAN,  66                       Partner  of  Bertman & Levine  since
       Director                           1967  and a Director of the Company
                                          since 1985.

RAYMOND KAUFMAN, 78                       Former Chairman of the Board,
       Director                           Chief Executive Officer and President
                                          of the Company from 1976 to 1985.
                                          Director of the Sherman Dean Fund.

DAVID MICHAEL, 58                         President of David Michael & Co.,
       Director                           P.C., C.P.A. since 1983 and a Director
                                          of the Company since 1985.

SEYMOUR RUBIN, 65                         Co-founder  of RFI  Corporation,  a
       Director & Vice President          wholly-owned subsidiary of the
                                          Company. President of RFI Corporation
                                          since 1990. Director of the Company
                                          since 1990. Executive Vice President
                                          of RFI from  1968 to 1990.

JAMES TIERNAN, 71                         Vice President of the Chase Manhattan
       Director                           Bank, N.A., from 1971 to 1985 and a
                                          Director of the Company since 1985.

            The following table sets forth the names and ages of all executive officers and significant employees of the Company and their positions with the Company.


      Name                                 Position                        Age
      ----                                 --------                        ---
LEONARD A. TRUGMAN          Chairman of the Board,                          57
                            Chief Executive  Officer and President
                            from 1985 to present.

HOWARD BERTAN               President of Bertan High Voltage, Inc.          60
                            from April 1994 to present.  President
                            and part owner of Bertan Associates Inc.
                            from 1969 to 1994.

LOUIS J. FARIN, SR.         Vice President & General Manager                52
                            of Del Power Conversion Division
                            from 1994 to present.  Senior Vice
                            President from 1986 to present.

LEONARD MICHAELS            Co-Founder of Dynarad Corp. and                 57
                            Vice President from 1992 to present.
                            President of Dynarad Corp. from
                            1991 to present. President of
                            Porta Ray, Inc. from 1975 to 1991.

SEYMOUR RUBIN               Vice President from 1990 to present.            65
                            President of RFI Corp. from 1990
                            to present.

GEORGE SOLOMON              Vice President and General Manager              50
                            of Dynarad Corp. from 1993 to present.
                            President of Del Medical Systems Corp.
                            from 1994 to present.  General Manager
                            of Fujinon from 1989 to 1993.

MICHAEL TABER               Chief Financial Officer from 1993               50
                            to present.  Secretary from 1994 to
                            present. Assistant General Manager of
                            RFI Corp. from 1991 to 1992.  President
                            of Filtron Co. Inc. from 1990 to 1992.
                            Vice President  Finance of Comtech Inc.
                            from 1983 to 1990.

            The officers of the Company, with the exception of Mr. Trugman, are elected or appointed by the Board of Directors to hold office until the meeting of the Board of Directors following the next annual meeting of stockholders. Subject to the right of the Company to remove officers pursuant to its By-Laws, officers serve until their successors are chosen and have qualified. Mr. Trugman holds his position pursuant to an employment agreement which expires on July 31, 2000.

ITEM 11.    EXECUTIVE COMPENSATION

            Compensation of Executive Officers

            The following table sets forth, for the three fiscal years ended July 29, 1995, certain compensation information with respect to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers in the fiscal year ended July 29, 1995.


SUMMARY COMPENSATION TABLE
                                                                                           Long-term Compensation
                                                     Annual Compensation                           Awards
                                   ------------------------------------------------------  ----------------------
                                                                                                      Securities
                                                                                           Restricted  Underlying        All Other
Name and Principal                                                           Other Annual     Stock     Options/        Compensation
    Position                       Year     Salary($)         Bonus($)     Compensation($)   Awards($   SARS (#)           ($)(1)
------------------                 ----     ---------         --------     --------------- ---------- -----------       ------------
Leonard A. Trugman                 1995      275,625         257,273(2)         --              --       51,500            40,356
  Chairman, CEO                    1994      262,500         164,000(2)         --              --         --              38,728
  and President                    1993      250,000         255,685(2)         --              --         --              39,061

Seymour Rubin                      1995      210,000          50,000            --              --         --               8,539
  Vice President                   1994      200,000          50,000            --              --       21,218             5,709
  and President                    1993      185,000          40,000            --              --         --               6,729
  of RFI Corp.

Howard Bertan                      1995      139,192          72,154            --              --         --               1,000
  President of Bertan              1994       45,769(3)       25,493(3)         --              --       38,245              --
  High Voltage Corp.               1993         --              --              --              --         --

Leonard Michaels                   1995      168,404            --              --              --         --              60,800(6)
  Vice President                   1994      160,385            --              --              --         --              61,285(6)
  and President                    1993      138,461(4)      277,363(5)         --              --       21,836           313,967(7)
  of Dynarad Corp.

George Solomon                     1995      155,392           5,000            --              --         --               1,000
  Vice President and               1994      119,534            --              --              --       10,609             1,000
  General Manager of               1993         --              --              --              --         --                --
  Dynarad Corp.,
  President  of Del
  Medical Systems Corp.

--------------
(1)   Includes   insurance   premiums   where   families  of  the  officers  are
      beneficiaries and automobile expense allowances.

(2) Includes deferred compensation in the amounts of $125,000, $100,000 and $125,000 for the 1995, 1994 and 1993 fiscal years, respectively.

(3) Based on 17 weeks of employment for Fiscal 1994. Bertan was acquired in April 1994.

(4) Based on 48 weeks of compensation for Fiscal 1993. Dynarad was acquired in September 1992.

(5)   Includes employment agreement signing bonus of $250,000.

(6)   Includes annual non-compete payment of $52,000.

(7) Includes a one time payment of $257,400 for covenant not-to-compete and $47,667 of annual non-compete payment of $52,000 in fiscal year ended July 31, 1993.

 Stock Options Granted to Certain Executive Officers During the Last Fiscal Year

            The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were awarded to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers in fiscal year ended July 29, 1995.



                  OPTION GRANTS IN LAST FISCAL YEAR                           Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rates of
        Individual Grants (1)                                                   for Option Term
        ---------------------                                                ----------------------
                                      % of Total
                                        Options
                                      Granted to   Exercise or
                        Options        Employees    Base Price  Expiration
       Name            Granted(#)   In Fiscal Year    ($)(Sh)      Date      5% ($) (1)   10%($)(1)
       ----            ----------   -------------- -----------  ----------   ----------   ---------
Leonard A.Trugman       51,500           54%           $4.85     01/25/03    $ 499,679   $1,256,123

Seymour Rubin           10,300           11%           $4.85     01/25/03     $ 99,936     $251,225

Howard Bertan             --             --              --         --            --           --

Leonard Michaels          --             --              --         --            --           --

George Solomon            --             --              --         --            --           --

----------------
(1) Fair market value of stock on grant date compounded annually at rate shown in column heading, for the option term, less exercise price.



              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES


         The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were exercised and or held by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers in fiscal year ended July 29, 1995.


                                                                                                    Value of Unexercised
                                  Shares                               Number of Unexercised        In-the-Money Options
                               Acquired on          Value            Options at Fiscal Year-End   at Fiscal Year-End ($)(2)
      Name                     Exercise(#)      Realized($)(1)       Exercisable/Unexercisable    Exercisable/Unexercisable
      ----                     -----------      --------------       --------------------------   -------------------------
Leonard A. Trugman                  --                 --                594,423 / 92,205           $2,949,413 / $196,613

Seymour Rubin                       --                 --                 75,941 / 45,688           $  213,258 / $87,871

Howard Bertan                       --                 --                 19,122 / 19,122           $   11,268 / $11,268

Leonard Michaels                    --                 --                 12,288 / 12,288           $   26,051 / $26,051

George Solomon                      --                 --                  2,814 / 8,441            $    5,318 / $15,953

----------------
(1) Difference between the fair market value of the common stock purchased and the exercise price on the date of exercise.

(2) Difference between the fair market value of the underlying common stock and the exercise price for in-the-money options on July 29, 1995 ($7.00).

         Directors of the Company did not receive compensation for their services as such except a fee of $500.00 for each meeting of the Board of Directors which they attend. Messrs. Trugman and Rubin have waived their right to receive such compensation.

Employment Agreements

         Mr. Leonard Trugman has an amended and restated employment agreement with the Company, effective as of August 1, 1992 which was subsequently amended on July 20, 1994 and September 1, 1994, pursuant to which he has agreed to serve as Chairman, President and Chief Executive Officer of the Company. Mr. Trugman's annual base salary was $275,625 for the fiscal year ended July 29, 1995. His annual base salary for the fiscal year July 30, 1995 through August 3, 1996 is determined by multiplying $275,625 by the greater of five percent or the increase in the Consumer Price Index as of August 1, 1995 over the amount of such index as of August 1, 1994. Mr. Trugman also receives a bonus each year equal to five percent of the Company's pre-tax net income for such year. Mr. Trugman's contract also provides for a deferred compensation account whereby the Company shall deposit (a) $100,000 annually and (b) after receipt of the Company's audited financial statements with respect to each fiscal year, an amount equal to the lesser of (x) $25,000 or (y) five (5%) percent of the Company's pre-tax net income for such fiscal year less $100,000. Also included in Mr. Trugman's agreement are certain benefits in the event of a change of control. Either upon completion of the term of the agreement or upon request at any time, Mr. Trugman may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement. The employment agreement contains standard confidentiality and non-compete provisions.

         Mr. Leonard Michaels, who joined the Company as of September 1, 1992, has an employment agreement with Dynarad Corp., which commenced as of September 1, 1992 and expires on July 29, 1997. Pursuant to the terms of such agreement, Mr. Michaels agreed to serve as President of Dynarad Corp. Upon his execution of such employment agreement, Mr. Michaels received a signing bonus of $250,000 in the fiscal year ended July 31, 1993. The employment agreement provides for the payment of a base salary of $150,000 per annum, subject to increases on an annual basis, and certain bonuses if the net income goals specified in such employment agreement are achieved. Mr. Michaels' annual base salary for the fiscal year ended July 29, 1995 was $168,404. Upon the completion of the five year term of the agreement, Mr. Michaels may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement. In consideration of Mr. Michaels' covenant not to compete for ten years as set forth in the employment agreement, he received upon execution thereof a payment of $257,400 during the fiscal year ended July 30, 1994, and during the ten year term thereof shall receive annual non-compete payments of $52,000.

         Mr. Howard Bertan has an employment agreement with Bertan High Voltage Corp. which commenced on April 24, 1994 and terminates on April 23, 1997, unless extended for up to an additional two (2) year period. Pursuant to the terms of such agreement, Mr. Bertan agreed to serve as President and Chief Operating Officer of Bertan High Voltage Corp. The employment agreement provides for the payment of a base salary of $147,000 for the period commencing on April 24, 1995 and terminating on April 23, 1996, subject to increases each twelve months thereafter during the term. Mr. Bertan also receives a bonus with respect to each fiscal year equal to five (5%) percent of the Bertan High Voltage Corp.'s pre-tax net income for such year. The employment agreement contains standard confidentiality and non-compete provisions.

         In consideration of Mr. Howard Bertan's covenant not-to-compete for a period of ten years after the completion of his employment agreement, he will receive $500,000 payable in equal quarterly payments for a period of ten years after his period of active employment. Such payments are subject to adjustment to reflect the greater of (i) 5% or (ii) increases in the Consumer Price Index for the United States.

         Mr. Lester Bertan, former Chairman and part owner of Bertan Associates, Inc., has a non-compete agreement for a period of ten years, wherein he will receive $500,000 payable in equal quarterly payments, commencing sixty days after April 1, 1994 for a period of ten years. Such payments are subject to adjustment to reflect the greater of (i) 5% or (ii) increases in the Consumer Price Index for the United States.

Stock Option Plans

Non-Qualified Stock Option Plan

         The Company's Non-Qualified Stock Option Plan provides for a total of 2,158,882 shares of Common Stock authorized to be granted under such plan. For the year ended July 29, 1995, options to purchase an aggregate of 1,502,476 shares were outstanding at an average exercise price of $3.48 per share, having a range of expiration dates from September 2000 to March 2010. During fiscal 1995, the Company granted options to purchase 102,738 shares of common stock at an average exercise price of $4.88. During fiscal 1995, 115,044 options were exercised or expired and 296,042 shares were available for future grant under such plan. The Company's Non-Qualified Stock Option Plan provides for the grant of options to its key employees, directors and consultants in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Non-Qualified Stock Option Plan provides for a fifteen year expiration period for each option granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

         As of October 24, 1995, the Company had granted options to purchase 802,562 shares to Leonard A. Trugman, 38,245 shares to Howard Bertan, 24,577 shares to Leonard Michaels, 42,624 shares to Louis Farin, 121,629 shares to Seymour Rubin, 11,255 shares to George Solomon and 16,574 shares to Michael Taber at an average exercise price of $2.84 per share. No options issued to officers were either exercised or expired during the year.

Stock Purchase Plan

Employee Stock Purchase Plan

         The Company has an employee stock purchase plan which is funded by payroll deductions. Shares acquired pursuant to such plan by employees of the Company are purchased in the open market by the custodian of the plan. All shares so purchased are held in street name until an employee requests that the shares to which he is entitled, or a portion thereof, be issued to him.

Substantially all employees of the Company are eligible to participate in such plan. As of October 24, 1995, 1,601, 327, 2,740, 222, 474 and 5,364 shares have been purchased on behalf of Leonard A. Trugman, Howard Bertan, Seymour Rubin, George Solomon, Michael Taber and all executive officers as a group, respectively.

Employee Benefit Plans

Defined Benefit Plan

         The Company has a defined benefit pension plan which provides retirement benefits for some employees ("Participants"). Pursuant to the plan, Participants will receive a benefit, computed by an actuary at retirement based upon their number of years of credited service and average total annual compensation during five consecutive years of their service, reduced by a portion of the benefits received under social security. Effective February 1, 1986, the plan was frozen so that future salary increases are not considered in determining a Participant's pension benefit, contributions by Participants are no longer permitted and participation in the plan is limited to those Participants as of August 1, 1984. The Company continues to fund the plan with contributions determined on an actuarial basis.

         The following table illustrates, for representative average annual covered compensation and years of credited service classifications, the estimated annual retirement benefits payable to employees under this plan upon retirement at age 65 based on the plan's normal form of benefit and social security benefits frozen as of August 1, 1984. Benefits under the plan are limited to the extent required by the Employee Retirement Income Security Act of 1974.

                                   PENSION PLAN TABLE

                Average Annual                 Years of Credited Service
             Covered Compensation                     15 or more
             --------------------              -------------------------
                   $ 40,000                             $13,000
                   $ 50,000                             $17,000
                   $ 75,000                             $27,000
                   $100,000                             $37,000

             The executive officers named in the Summary Compensation Table do not participate in the plan.

             During the fiscal year ended July 29,  1995,  the Pension  Plan was
submitted  to  the  Internal  Revenue  Service.   As  of  October  24,  1995,  a
determination letter is still pending.

401(K) Plan

             Effective August 1, 1984, the Company established a 401(k) plan under which employees may elect to defer a portion of their annual salary. This plan was modified as of October 1, 1993, and combined with the RFI Corporation plan. Also, employees of Dynarad were allowed to participate. As of December 1, 1994, the Plan was merged with the Bertan plan which used the same plan administrator, Connecticut General Life Insurance Company (CIGNA). All employees with over 90 days of service and over the age of 21 may elect to defer from 2% to 15% of their annual salary. The modified plan is administered by CIGNA and employees may elect where their deferred salary will be invested. Highly compensated employees' salary deferrals are limited by the contribution levels of all other eligible participants. Distributions are made at retirement or upon termination of employment. During the fiscal year ended July 29, 1995, the merged plan was submitted to the Internal Revenue Service and a favorable determination letter was received.

             On February 1, 1986 the Company initiated a profit sharing plan as part of the 401(k) plan which allows substantially all of the Company's employees to participate in the profits of the Company, regardless of whether or not the employee elected to contribute to the 401(k) plan in any year. Since the profit sharing plan is part of the 401(k) plan, eligibility, participation and other requirements are governed by the provisions of the 401(k) plan. Contributions to the plan are determined based upon a calculation directly related to the Company's sales volume and pre-tax profits. The Company's Compensation Committee approved a $32,500 profit sharing contribution for the period ended July 29, 1995. There was a $15,000 contribution for the period ended July 31, 1993.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The table below sets forth information concerning the shares of Common Stock beneficially owned as of October 24, 1995 by the Directors and by all Directors, Officers and significant employees of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Common Stock as of such date.

                                                  Shares of Common
                                                 Stock Beneficially
  Name and Address of                                Owned as of        Percent
   Beneficial Owner                              October 24, 1995(1)   of Class
  -------------------                           ---------------------  ---------
LEONARD A. TRUGMAN                                   813,227(2)          16.6%
c/o Del Electronics Corp.
1 Commerce Park
Valhalla, NY 10595

NATAN BERTMAN                                        104,544(3)           2.5%
c/o Bertman & Levine
945 Manhattan Avenue
Brooklyn, NY 11222

RAYMOND KAUFMAN                                       54,435(4)           1.3%
c/o Del Electronics Corp.
One Commerce Park
Valhalla, NY 10595

DAVID MICHAEL                                        146,835(5)           3.5%
c/o David Michael & Co., P.C
Seven Penn Plaza
New York, NY 10001

SEYMOUR RUBIN                                         98,292(6)           2.4%
c/o RFI Corporation
100 Pine Aire Drive
Bay Shore, NY 11706

JAMES TIERNAN                                          7,992(7)           *
7 Patriot Court
New City, NY  10956

LEONARD MICHAELS                                     113,720(8)           2.7%
c/o Dynarad Corp.
19 Jefryn Boulevard
Deer Park, NY 11729

GEORGE SOLOMON                                         5,628(9)           *
c/o Dynarad Corp.
19 Jefryn Boulevard
Deer Park, NY  11729

HOWARD BERTAN                                        118,717(10)          2.8%
c/o Bertan High Voltage Corp.
121 New South Road
Hicksville, NY  11801

All Officers and Directors
 (11) as a Group                                   1,501,862(11)         26.9%

* Represents less than 1% of the outstanding shares of Common Stock of the Company including shares issuable under options which are presently exercisable or will become exercisable within 60 days of October 24, 1995

(1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2) Includes 635,128 shares, options for which are presently exercisable or will become exercisable within 60 days of October 24, 1995.

(3) Includes 68,126 shares, options for which are presently exercisable or will become exercisable within 60 days of October 24, 1995.

(4) Does not include shares owned by Mrs. Kaufman as to which Dr. Kaufman disclaims beneficial ownership.

(5) Includes 111,857 shares, options for which are presently exercisable or will become exercisable within 60 days of October 24, 1995.

(6) Includes 91,117 shares, options for which are presently exercisable or will become exercisable within 60 days of October 24, 1995.

(7) Includes 7,992 shares, options for which are presently exercisable or will become exercisable within 60 days of October 24, 1995.

(8) Includes 12,288 shares, options for which are presently exercisable or will become exercisable within 60 days of October 24, 1995.

(9) Includes 5,628 shares, for which are presently exercisable or will become exercisable within 60 days of October 24, 1995

(10) Includes 19,123 shares, options for which are presently exercisable or will become exercisable within 60 days of October 24, 1995.

(11) Includes 980,736 shares, options for which are presently exercisable or will become exercisable within 60 days of October 24, 1995.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On April 1, 1994, Bertan High Voltage Corp., a wholly owned subsidiary of the Company, acquired the assets of Bertan Associates, Inc. The Company paid to Howard Bertan, Lester Bertan and another former shareholder of Bertan Associates, Inc. (i) $2,600,000 in cash and (ii) 200,000 shares of the Company's common stock, $.10 par value per share. The Company and Bertan High Voltage Corp. entered into various employment, consulting, option and non-compete agreements with Howard Bertan and Lester Bertan, former officers and shareholders of Bertan Associates, Inc. The Company entered into a ten year lease agreement for the facility of Bertan Associates, Inc. in Hicksville, New York with a New York general partnership, of which Howard Bertan and Lester Bertan are general partners. The lease provides for minimum annual payments of $383,380 plus all utilities and increases in real estate taxes. Bertan High Voltage Corp. has an option to renew the lease for a period of five years at a fair market rental value upon the expiration of the initial term of the lease. The Company believes that the lease was entered into on terms no less than favorable than could be obtained from unaffiliated third parties. The lease was approved by all of the directors of the Company who have no principal interest in the transaction.

            On May 1995, upon approval of the Company's Board of Directors, the Company repurchased 10,000 shares of common stock owned by Mr. Leonard A. Trugman, Chairman, at a fair market value of $6.375 per share.

                                     PART IV


ITEM      14. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K

(a)       1.  Financial  Statements                                  Page Number
                                                                     -----------
              CONSOLIDATED  FINANCIAL STATEMENTS OF
              DEL ELECTRONICS CORP. AND SUBSIDIARIES:

              Independent Auditors' Report                                   F-1

              Consolidated  Balance  Sheets as of July 29, 1995 and
              July 30, 1994                                                  F-2

              Consolidated  Statements  of  Income  for the  Fiscal
              Years Ended July 29, 1995, July 30, 1994 and July 31,
              1993                                                           F-3

              Consolidated  Statements of Shareholders'  Equity for
              the Fiscal Years Ended July 29, 1995,  July 30, 1994,
              and July 31, 1993                                              F-4

              Consolidated  Statements of Cash Flows for the Fiscal
              Years Ended July 29, 1995,  July 30,  1994,  and July
              31, 1993                                                  F-5- F-6

              Notes to  Consolidated  Financial  Statements for the
              Fiscal Years Ended July 29, 1995,  July 30, 1994, and
              July 31, 1993                                            F-7 - F17

              Unaudited Selected Quarterly Financial Data                   F-18

          2.  (a) Exhibit
                  Number          Description of Document              Footnotes
                 -------          -----------------------              ---------
                  3.1   Certificate of Incorporation  dated October
                        25, 1954                                            (1)

                  3.2   Certificate  of Amendment of Certificate of
                        Incorporation dated January 28, 1957                (1)

                  3.3   Certificate  of Amendment of Certificate of
                        Incorporation dated July 12, 1960                   (1)

                  3.4   Certificate  of Amendment of Certificate of
                        Incorporation dated March 15, 1989                  (2)

                  3.5   Certificate  of Amendment of Certificate of
                        Incorporation dated January 19, 1989                (3)

                  3.6   By-Laws of Del Electronics Corp.                    (1)

                  4.1   Warrant Certificate of ARX, Inc.                    (4)

                  4.2   Warrant Certificate of LB Capital, Inc.             (4)

                  4.3   Stock   Purchase    Warrants   of   Laidlaw
                        Equities, Inc. and Colman Abbe                      (5)

                  4.4   Registration  Rights Agreement by and among
                        Del Electronics  Corp.,  Bertan Associates,
                        Inc. Lester Bertan,  Howard Bertan and Karl
                        Reuchlein dated April 1, 1994                       (6)

                  4.5   Warrant  Agreement  between Del Electronics
                        Corp.,   and  Chase  Manhattan   Investment
                        Holdings, Inc., dated January 27, 1995              (7)

                  4.6   Amendment to Warrant  Agreement between Del
                        Electronics   Corp.  and  Chase   Manhattan
                        Investment  Holdings,  Inc.,  dated January
                        27, 1995                                            (8)

                  4.7   Warrant  Certificate of Stanley Wunderlich.         (9)

                  4.8   Warrant  Certificate  of  Chatfield  Dean &
                        Co., Inc.                                          (10)

                  4.9   Warrant    Certificate    of   Russell   J.
                        Breenberg.                                         (11)

                  4.10  Warrant Certificate of Shail B. Sheth.             (12)

                  4.11  Warrant    Certificate    of   Kenneth   L.
                        Greenberg.                                         (13)

                  4.12  Warrant Certificate of J. Shain Gross.             (14)

                  4.13  Warrant Certificate of Rebecca Miller.             (15)

                  4.14  Copy of Del Electronics  Corp.  Amended and
                        Restated  Stock  Option Plan (the  "Plan").        (16)

                  4.15  Stock Purchase Plan                                (17)

                  4.16  Option Agreement, substantially in the form
                        used in  connection  with  options  granted
                        under the Plan                                     (18)

                  10.1  Amended and Restated  Executive  Employment
                        Agreement of Leonard A. Trugman                    (19)

                  10.2  Amendment  No. 1 to  Amended  and  Restated
                        Employment  Agreement of Leonard A. Trugman        (20)

                  10.3  Amendment  No. 2 to  Amended  and  Restated
                        Employment  Agreement of Leonard A. Trugman        (21)

                  10.4  Employment Agreement of Leonard A. Michaels        (22)

                  10.5  Employment Agreement of Howard Bertan              (23)

                  10.6  Modified  and  Restated  Credit   Agreement
                        dated  as  of  May  10,   1994   among  Del
                        Electronics   Corp.,  RFI  Corp.,   Dynarad
                        Corp.,  Bertan High Voltage  Corp.  and the
                        Chase Manhattan Bank, N.A.                         (24)

                  10.7  First  Amendment  to Modified  and Restated
                        Credit  Agreement  dated  November  4, 1994
                        among Del  Electronics  Corp.,  RFI  Corp.,
                        Dynarad  Corp.,  Del Medical  Systems Corp.
                        and the Chase Manhattan Bank, N.A.                 (25)

                  10.8  Second  Amendment  to Modified and Restated
                        Credit  Agreement  dated  November 11, 1994
                        among   Del    Electronics    Corp.,    RFI
                        Corporation,  Dynarad  Corp.,  Bertan  High
                        Voltage Corp.,  Del Medical  Systems Corp.,
                        and The Chase Manhattan Bank, N.A.                 (26)

                  10.9  Third  Amendment  to Modified  and Restated
                        Credit  Agreement  dated  January  27, 1995
                        among   Del    Electronics    Corp.,    RFI
                        Corporation,  Dynarad  Corp.,  Bertan  High
                        Voltage Corp.,  Del Medical  Systems Corp.,
                        and The Chase Manhattan Bank, N.A.                 (27)

                  10.10 Lease Agreement dated April 7, 1992 between
                        Messenger Realty and the Company                   (28)

                  10.11 Lease made as of  September 1, 1992 between
                        Arleigh  Construction  and Del  Acquisition
                        Corp.                                              (29)

                  10.12 Lease and  Guaranty  of Lease dated May 25,
                        1994 between Leshow  Enterprises and Bertan
                        High Voltage Corp.                                 (30)

                  10.13 Consulting     Agreement     between    Del
                        Acquisition Corp. and Harvey Schechter             (31)

                  10.14 Consulting     Agreement     between    Del
                        Acquisition Corp. and Mark Weiss                   (32)

                  *11 Computation of earnings per Common Share and Common Share Equivalents for year ended July 29, 1995

                  *21   Subsidiaries of Del Electronics Corp.

                  *23   Consent of Deloitte & Touche LLP

                  *27   Financial Data Schedule

* Filed herewith

(1) Filed as Exhibit to Del Electronics Corp., Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

(2) Filed as Exhibit 3.5 to Del Electronics Corp., Annual Report on Form 10-K for the year ended August 2, 1986 and incorporated herein by reference.

(3) Filed as Exhibit 4.5 to Del Electronics Corp., Form S-3 (No. 33-30446) filed August 10, 1989 and incorporated herein by reference.

(4) Filed as Exhibits 4.2, 4.5 and 4.6 to Del Electronics Corp., Annual Report on Form 10-K filed November 6, 1991 and incorporated herein by reference.


(5) Filed as Exhibit 4.2 to Del Electronics Corp., Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 (No. 33- 40314) and incorporated herein by reference.

(6) Filed as Exhibit 4.1 to Del Electronics Corp., Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

(7) Filed as Exhibit 4.5 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(8) Filed as Exhibit 4.6 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(9) Filed as Exhibit 4.7 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(10) Filed as Exhibit 4.8 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(11) Filed as Exhibit 4.9 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(12) Filed as Exhibit 4.10 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(13) Filed as Exhibit 4.11 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(14) Filed as Exhibit 4.12 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(15) Filed as Exhibit 4.13 to Del Electronics Corp., Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

(16) Filed as Exhibit A to Del Electronics Corp., Proxy Statement dated January 26, 1994 and incorporated herein by reference.

(17) Filed as Exhibit 4.9 to Del Electronics Corp., Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

(18) Filed as Exhibit 4.8 to Del Electronics Corp., Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

(19) Filed as Exhibit 10.1 to Del Electronics Corp., Annual Report on Form 10-K for the year ended July 31, 1993 and incorporated herein by reference.

(20) Filed as Exhibit 10.2 to Del Electronics Corp., Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

(21) Filed as Exhibit 10.3 to Del Electronics Corp., Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

(22) Filed as Exhibit 28.1 to Del Electronics Corp., Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

(23) Filed as Exhibit 2.2 to Del Electronics Corp., Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

(24) Filed as Exhibit 10.6 to Del Electronics Corp., Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

(25) Filed as Exhibit 10.7 to Del Electronics Corp., Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

(26) Filed as Exhibit 10.1 to Del Electronics Corp., Quarterly Report on Form 10-Q for the quarter ended January 28, 1995 and incorporated herein by reference.

(27) Filed as Exhibit 10.2 to Del Electronics Corp., Quarterly Report on Form 10-Q for the quarter ended January 28, 1995 and incorporated herein by reference.

(28) Filed as Exhibit 6(a) to Del Electronics Corp., Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference

(29) Filed as Exhibit 28.6 to Del Electronics Corp., Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

(30) Filed as Exhibit 2.5 to Del Electronics Corp., Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

(31) Filed as Exhibit 28.4 to Del Electronics Corp., Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

(32) Filed as Exhibit 28.5 to Del Electronics Corp., Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of Del Electronics Corp. and Subsidiary
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Electronics Corp. and subsidiaries as of July 29, 1995 and July 30, 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended July 29, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by our management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Del Electronics Corp. and subsidiaries at July 29, 1995 and July 30, 1994, and the results of their operations and their cash flows for each of three fiscal years in the period ended July 29, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective August 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


S/DELOITTE & TOUCHE LLP
-----------------------
 DELOITTE & TOUCHE LLP

New York, New York
October 23, 1995

DEL ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                        July 29,     July 30,
                                         1995         1994
                                        --------    ---------
ASSETS (Note 6)

CURRENT ASSETS:

Cash and cash equivalents (Note 1)    $  505,989  $   445,597

Investments available-for-sale
  (Notes 1, 2 and 10)                    378,534      346,270

Trade receivables (net of allowance
   for doubtful accounts of $144,431
   at July 29,1995 and $164,675 at
   July 30, 1994)                      6,456,853    6,120,457

Cost and estimated earnings in
   excess of billings on uncompleted
   contracts (Note 3)                    395,847      551,301

Inventory (Notes 1 and 4)             18,038,358   16,072,933

Prepaid expenses and other current
   assets (Note 11)                    1,117,963      856,969
                                     -----------  -----------
Total current assets                  26,893,544   24,393,527
                                     -----------  -----------

FIXED ASSETS - At cost (Notes 1
   and 5)                             11,115,297    9,777,788

Less accumulated depreciation and
   amortization                        3,362,516    2,612,930
                                     -----------  -----------
                                       7,752,781    7,164,858
                                     -----------  -----------
GOODWILL  (net of  accumulated
 amortization  of  $216,951  at
 July 29, 1995 and $90,169 at
 July 30, 1994) (Notes 1 and 11)       2,865,408    2,992,191


DEFERRED CHARGES (Note 11)               876,638    1,036,785

OTHER ASSETS (Notes 7, 9
   and 11)                               666,263      611,012
                                     -----------  -----------
TOTAL                                $39,054,634  $36,198,373
                                     ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of long-term
  debt (Note 6)                      $   943,383  $   928,568

Accounts payable - trade               2,539,615    2,477,101

Accrued liabilities (Note 11)          2,484,435    2,457,682

Income taxes (Notes 1 and 9)             277,830
                                     -----------  -----------
      Total current liabilities        6,245,263    5,863,351

LONG-TERM LIABILITIES:

LONG-TERM DEBT (Less current
   portion included above) (Note 6)   11,902,951   11,485,722

OTHER (Note 11)                          775,541      757,410

DEFERRED INCOME TAXES
   (Notes 1 and 9)                       605,806      393,383
                                     -----------  -----------
Total liabilities                     19,529,561   18,499,866
                                     -----------  -----------
COMMITMENTS AND
  CONTINGENCIES (Notes 6,
  7,8,10 and 11)

SHAREHOLDERS' EQUITY
   (Notes 1, 7 and 8):
   Common stock - $.10 par
   value; Authorized - 10,000,000
   shares; Issued and outstanding --
   4,129,599 at July 29, 1995 and
   3,856,162 shares at July 30, 1994     412,960      385,616
Additional paid-in capital            16,239,784   14,828,924
Retained earnings                      3,189,244    2,583,817
                                     -----------  -----------
                                      19,841,988   17,798,357
Less common stock in treasury --
  55,165 at July 29,  1995 and
  16,656 at July 30, 1994 shares
  at cost                                316,915       99,850
                                     -----------  -----------
Total shareholders' equity            19,525,073   17,698,507
                                     -----------  -----------
TOTAL                                $39,054,634  $36,198,373
                                     ===========  ===========

See notes to consolidated financial statements.

DEL ELECTRONICS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                           Fiscal Year Ended
                                                ---------------------------------------
                                                  July 29,     July 30,      July 31,
                                                    1995         1994          1993
                                                -----------   -----------   -----------
NET SALES (Notes 1, 3 and 12)                   $32,596,312   $24,327,015   $22,287,315
                                                -----------   -----------   -----------
COSTS AND EXPENSES:
  Cost of sales                                  19,177,999    15,179,081    13,455,261
  Research and development (Note 1)               2,861,844     2,253,412     1,712,881
  Selling, general and administrative             6,622,690     4,862,519     4,390,267
  Interest expense -- net of interest
     income of $3,419 in 1995, $1,813 in
     1994, and $17,350  in 1993                   1,191,142       576,832       360,149
                                                -----------   -----------   -----------
                                                 29,853,675    22,871,844    19,918,558
                                                -----------   -----------   -----------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                    2,742,637     1,455,171     2,368,757

PROVISION FOR INCOME TAXES
  (Notes 1 and 9)                                   837,428       341,525       708,000
                                                -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN METHOD FOR ACCOUNTING
  FOR INCOME TAXES                                1,905,209     1,113,646     1,660,757

CUMULATIVE EFFECT OF CHANGE IN METHOD
   FOR ACCOUNTING FOR INCOME TAXES
  (Notes 1 and 9)                                                  76,363
                                                -----------   -----------   -----------
NET INCOME                                      $ 1,905,209   $ 1,190,009   $ 1,660,757
                                                ===========   ===========   ===========

PER SHARE AMOUNTS (Note 1):

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN METHOD FOR ACCOUNTING
  FOR INCOME TAXES                              $       .40   $       .23   $       .38
                                                -----------   -----------   -----------

CUMULATIVE EFFECT OF CHANGE IN METHOD
     FOR ACCOUNTING FOR INCOME TAXES (Note 9)   $      --     $       .02   $      --
                                                -----------   -----------   -----------
NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS PRIMARY
  AND FULLY DILUTED                             $       .40   $       .25   $       .38
                                                -----------   -----------   -----------

See notes to consolidated financial statements.

DEL ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Common Stock Issued          Treasury Stock          Additional
                                      -------------------        ------------------         Paid-in       Retained
                                      Shares       Amount        Shares      Amount         Capital       Earnings       Total
                                      ------       ------        ------      ------         -------       --------       -----
BALANCE -- AUGUST 1, 1992            2,819,713   $281,971                                  $9,514,367     $2,976,888   $12,773,226
 Shares issued related
  to acquisition (Note 11)             168,422     16,842                                     983,158                    1,000,000

 Stock dividends --
   6% December 1992 and 3%
   May 1993 (Note 8)                   276,367     27,637                                   1,708,282      (1,741,583)      (5,664)

 Exercise of stock options
  and warrants (Note 8)                106,450     10,645                                      45,509                       56,154

 Shares repurchased (Note 8)                                      4,000    $(23,567)                                       (23,567)

 Costs of registering stock
  and options (Note 8)                                                                        (14,666)                     (14,666)

 Tax benefit related to exercise
  of stock options (Note 8)                                                                   188,000                      188,000

 Net Income                                                                                                1,660,757     1,660,757
                                     ---------  ---------        ------  ----------       -----------    ----------    -----------
BALANCE -- JULY 31, 1993             3,370,952    337,095         4,000     (23,567)       12,424,650      2,896,062    15,634,240

Shares issued related
 to acquisition (Note 11)              200,000     20,000                                     851,429                      871,429

Stock dividends -- 3%
 December 1993  and
 June 1994 (Note 8)                    212,407     21,240                                   1,473,677     (1,502,254)       (7,337)

Exercise of stock options
 and warrants (Note 8)                  70,658      7,066                                      43,000                       50,066

Shares repurchased (Note 8)                                      12,656     (76,283)                                       (76,283)

Tax benefit related to exercise
 of stock options (Note 8)                                                                     39,857                       39,857

Other                                    2,145        215                                      (3,689)                      (3,474)

Net Income                                                                                                1,190,009      1,190,009
                                     ---------  ---------        ------  ----------       -----------    ----------    -----------
BALANCE - JULY 30, 1994              3,856,162    385,616        16,656     (99,850)       14,828,924     2,583,817     17,698,507

Stock dividends -- 3%
 December 1994 and
 June 1995 (Note 8)                    233,446     23,345                                   1,270,112    (1,299,782)        (6,325)

Exercise of stock options
 and warrants (Note 8)                  39,991      3,999                                     108,710                      112,709

Shares repurchased (Note 8)                                      38,509    (217,065)                                      (217,065)

Tax benefit related to exercise
 of stock options (Note 8)                                                                     32,038                       32,038

Net Income                                                                                                1,905,209      1,905,209
                                     ---------  ---------        ------  ----------       -----------    ----------    -----------
BALANCE -- JULY 29, 1995             4,129,599  $ 412,960        55,165  $ (316,915)      $16,239,784    $3,189,244    $19,525,073
                                     =========  =========        ======  ==========       ===========    ==========    ===========


See notes to consolidated financial statements.

DEL ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Fiscal Year Ended
                                                         --------------------------------------
                                                         July 29,       July 30,       July 31,
                                                           1995           1994           1993
                                                         --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 1,905,209    $ 1,190,009    $ 1,660,757
  Adjustments to reconcile net income to
         net cash provided by (used in) operating
         activities  net of effects from purchase of
         Bertan & Dynarad
      Imputed interest                                      68,963
      Depreciation                                         749,586        684,786        606,389
      Amortization                                         493,257        331,746        298,999
      Deferred income tax provision (benefit)               36,452       (135,265)       138,600

  Changes in assets and liabilities:
      Increase in trade receivables                       (336,396)       (73,085)       (56,784)
      Decrease (increase) in cost and
        estimated earnings in excess of
        billings on uncompleted contracts                  155,454         46,346       (597,647)
      Increase in inventory                             (1,965,425)    (1,782,521)    (2,430,090)
      Increase in prepaid and
        other current assets                              (219,232)      (153,368)      (123,474)
      Increase in deferred charges                      (1,181,944)
      (Increase) decrease in other assets                  (37,097)      (200,862)        54,546
      Increase (decrease) in
        accounts payable - trade                            62,514        (70,113)       466,943
      Increase (decrease) in accrued liabilities           197,128        (66,833)      (520,348)
      Increase in income taxes payable                     245,792         30,746        163,517
                                                       -----------    -----------    -----------
          Net cash provide by (used in)
          operating activities                           1,356,205       (198,414)    (1,520,536)
                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid on acquisition of
    subsidiaries                                                       (2,784,282)      (196,929)
  Payments to former shareholders of
     subsidiary acquired                                  (221,208)
  Expenditures for fixed assets                         (1,337,509)    (1,694,344)    (1,252,006)
  Investment in marketable securities                     (152,264)      (395,404)
  Sale of marketable securities                            120,000         25,223
  Other current assets                                                    (16,024)
                                                       -----------    -----------    -----------
         Net cash used in investing
         activities                                     (1,590,981)    (4,864,831)    (1,448,935)
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from bank borrowing                         432,044      5,175,928      1,049,117
  Payment for repurchase of shares                        (217,065)       (76,283)       (23,567)
  Proceeds from exercise of stock options                  112,709         50,066         56,154
  Other                                                    (32,520)       (25,827)       (20,330)
                                                       -----------    -----------    -----------
        Net cash provided by
        financing activities                               295,168      5,123,884      1,061,374
                                                       -----------    -----------    -----------

See notes to consolidated financial statements.                      (Continued)

DEL ELECTRONICS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Fiscal Year Ended
                                                         --------------------------------------
                                                         July 29,       July 30,       July 31,
                                                           1995           1994           1993
                                                         --------       --------       --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 $    60,392    $    60,639    $(1,908,097)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               445,597        384,958      2,293,055
                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $   505,989    $   445,597    $   384,958
                                                       ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid                                        $ 1,084,332    $   474,010    $   374,727
                                                       ===========    ===========    ===========
  Income taxes paid                                    $   355,006    $   595,570    $   404,838
                                                       ===========    ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  ACQUISITION OF SUBSIDIARIES                                         $ 4,816,153    $ 1,235,329
                                                                      -----------    -----------

  Deferred tax liability acquired
   in acquisition                                                         146,902
  Cash acquired in acquisition                                              6,130          5,400
  Common stock issued                                                     871,429      1,000,000
  Payment due under non-compete agreement                                 807,410
  Acquisition costs in accrued liabilities                                200,000         33,000
                                                                      -----------    -----------
                                                                        2,031,871      1,038,400
                                                                      -----------    -----------
  Cash paid to acquire subsidiaries                                   $ 2,784,282    $   196,929
                                                                      ===========    ===========
TAX BENEFIT RELATED TO EXERCISE OF
  STOCK OPTIONS                                        $    32,038    $    39,857    $   188,000
                                                       ===========    ===========    ===========





See notes to consolidated financial statements.
                                                                     (Concluded)

DEL ELECTRONICS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JULY 29, 1995, JULY 30, 1994, JULY 31, 1993


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Description of Business Activities - Del Electronics Corp. ("Del") together with its wholly owned subsidiaries, RFI Corporation ("RFI"), Dynarad Corp. ("Dynarad"), Bertan High Voltage Corp. ("Bertan") and Del Medical Systems Corp. ("Del Medical") (collectively the "Company"), are engaged in two major lines of business. Del, RFI, Bertan and to a lesser extent Dynarad are engaged in the design and manufacture of specialty electronic components for medical, industrial and military applications. Dynarad is also engaged in the design and manufacture of cost-efficient medical imaging systems including high frequency portable X-ray systems and mammography units which are used in the medical diagnostic industry. Del Medical is also engaged in the distribution of cost-effective, medical diagnostic products.

        b. Principles of Consolidation - The consolidated financial statements include the accounts of Del, RFI, Dynarad, Bertan and Del Medical. All material intercompany accounts and transactions have been eliminated. Del purchased all of the common stock of Dynarad on September 1, 1992 and the assets of Bertan on April 1, 1994. Del Medical Systems was formed on June 1, 1994. (Note 11).

        c. Accounting Period - The Company's fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31.

        d. Revenue Recognition - The Company recognizes revenues upon shipment of its products except for certain products which have long-term production cycles and high dollar value. Revenues for these products are recognized using the percentage of completion method of accounting in proportion to costs incurred.

        e. Inventory Valuation - Inventory is stated at the lower of cost (first-in, first-out) or market.

        f. Depreciation and Amortization - Depreciation and amortization are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives, which range from 3 to 40 years.

        g. Research and Development Costs - Research and development costs are charged to expense in the year incurred.

        h. Net Income per Common Share and Common Share Equivalent - Net income per common share and common share equivalent is based on the net income for each year divided by the weighted average number of shares outstanding during such year adjusted for stock dividends. Net income per common share and common share equivalent utilizing the Modified Teasury Stock method in accordance with APB 15, also includes the dilutive effect of shares issuable upon exercise of stock options. For purposes of the calculation, this method increases net income by $53,997, $17,256, and $0, in fiscal 1995, 1994, and 1993, respectively, for primary earnings per share. Net income was increased by $47,954, $10,336, and $0 in 1995, 1994, and 1993,
           respectively, for purposes of computing fully diluted earnings per share. The number of shares of common stock and common share equivalents used in the calculation were 4,897,374, 4,754,260, and 4,439,513 in fiscal 1995, 1994, and 1993, respectively (Note 8).

        i. Income Taxes - Income taxes provided include deferred taxes due to timing differences between financial and tax reporting (Note 9).

               The Company adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS-109") effective
               August 1, 1993. The cumulative effect of adopting SFAS No. 109 was to increase net income by $76,363 in the year ended July 30, 1994. SFAS No. 109 provides for the recognition of deferred tax assets and liabilities for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for tax credit carryovers.

        j. Cash and Cash Equivalents - The Company generally considers short-term instruments with original maturities of three months or less measured from their acquisition date and highly liquid instruments readily convertible to known amounts of cash to be cash equivalents.

        k. Investments - During the year ended July 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115"). SFAS No. 115 requires an enterprise to classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments classified as available for sale are measured at fair value. The investments classified as available-for-sale are used to fund a deferred compensation plan established for one of the Company's key employees. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of this employee's deferred compensation, based upon a contractual arrangement between the employee and the Company.

        l. Goodwill - Cost in excess of the net assets of companies acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of intangible assets is periodically reviewed by the Company and impairments will be recognized when the undiscounted expected future cash flows, computed after interest expense derived from the related operations, is less than their carrying value.

        m. Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition from the adoption of this statement to be material.

2.   INVESTMENTS

        At July 29, 1995 investments consist principally of corporate debt securities and equity securities classified as available-for-sale.

        At July  29,  1995  the  fair  value  of   investments   classified   as
        available-for-sale based on maturity dates, are as follows:

                 Fiscal Year                       Fair Value
                 -----------                       ----------
                 1996                                $ 43,892
                 1997-2001                            310,512
                 2002-2006                             24,130
                                                     --------
                                                     $378,534
                                                     ========

3.   PERCENTAGE OF COMPLETION ACCOUNTING

                                                     Year Ended       Year Ended
                                                  July 29, 1995    July 30, 1994
                                                  -------------    -------------
         Costs incurred on uncompleted contracts       $337,863        $ 427,392
         Estimated earnings                              93,184          163,109
                                                        431,047          590,501
         Less:  Billings to date                         35,200           39,200
                                                       --------        ---------
         Costs and estimated earnings in excess
         of billings on uncompleted contracts          $395,847        $ 551,301
                                                       ========        =========

        The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was $ 633,753 at July 29, 1995 and $762,524 at July 30, 1994.

4.   INVENTORY

          Inventory consists of the following:

                                                 July 29, 1995     July 30, 1994
                                                 -------------     -------------

           Finished goods                          $ 4,398,096       $ 2,825,816
           Work-in-process                           7,642,588         7,201,564
           Raw materials and purchased parts         5,997,674         6,142,965
                                                   -----------       -----------
                                                    18,038,358        16,170,345
           Less progress payments                                         97,412
                                                   -----------       -----------
                                                   $18,038,358       $16,072,933
                                                   ===========       ===========

5.   FIXED ASSETS

           Fixed assets consist of the following:

                                                 July 29, 1995     July 30, 1994
                                                 -------------     -------------

           Land                                   $    694,046       $   694,046
           Buildings                                 2,146,025         2,146,025
           Machinery and equipment                   6,624,296         5,475,652
           Furniture and fixtures                      773,694           707,846
           Leasehold improvements                      790,226           749,219
           Construction in Progress                     76,023
           Transportation equipment                     10,987             5,000
                                                  ------------       -----------
                                                    11,115,297         9,777,788
            Less accumulated depreciation and
              amortization                           3,362,516         2,612,930
                                                  ------------       -----------
            Net Fixed Assets                      $  7,752,781       $ 7,164,858
                                                  ============       ===========

6.   DEBT

     Long-term debt is summarized as follows:

                                                 July 29, 1995                            July 30, 1994
                                           --------------------------              ---------------------------
                                           Due Within       Due After              Due Within        Due After
                                           One Year         One Year               One Year          One Year
                                           ----------       ---------              ----------        ---------
     Term note payable --
     Bank                                  $428,568        $ 1,607,154             $ 428,568        $ 2,035,722

     Additional term note payable --
      Bank                                  500,000          2,375,000               500,000          2,875,000

     Credit line loan
      payable - Bank                                         7,900,000                                6,575,000

     Other Loan                              14,815             20,797
                                           --------        -----------             ---------        -----------
                                           $943,383        $11,902,951             $ 928,568        $11,485,722
                                           ========        ===========             =========        ===========

        The Company's credit facility with its lending bank is composed of two term notes and a revolving credit line. The total facility aggregates $14,910,722 at July 29, 1995. The facilities include the balance of a seven year term note of $2,035,722 with interest at prime plus 1/2 percent which was eight and three quarter percent at July 29 1995; an additional five year term note of $3,500,000, with a balance outstanding of $2,875,000 at July 29, 1995, with interest at a prime plus 3/4 percent, which was used to purchase Bertan; and a revolving credit line of $10,000,000 with interest at prime, with a letter of credit sub-limit of $1,000,000. The revolving credit facility is subject to commitment fees of 1/4 percent on the average daily unused portion of the facility, payable quarterly. Borrowings are collateralized by all of the assets of the Company and a $1,000,000 life insurance policy on the life of the Company's president, up to the limit of the indebtedness. The Credit Agreement also requires the Company to maintain minimum annual net worth and working capital ratios, limits additional indebtedness and the payment of cash dividends and contains other restrictive covenants. Under the most restrictive terms, as of July 29, 1995, $10,000 is available for cash dividends.

        The Company and its lending bank further amended its credit agreement in January 1995, whereby the Company, if it meets certain ratios in six month increments, is able to borrow at rates which are lower than the stated rate in its loan agreement. Based on financial ratios achieved during the six month period ended January 28, 1995, the interest rate on all of the Company's loans was reduced by 1/2 percent. Based on the Company's financial ratios at July 29, 1995 and for the six months then ended, the interest rate for the next six months will again be reduced
         1/2 percent.

        The weighted average interest rate on the Company's borrowings under its credit facility was 8.84% and 6.21% for the years ended July 29, 1995 and June 30, 1994, respectively.

        In order to protect against adverse interest rate fluctuations, the Company entered into two three-year interest rate protection agreements with its bank with a combined cost of approxmately $145,000. The interest protection agreements protect the Company against any fluctuation in interest expense above nine percent at $5,500,000 of borrowings, and on any fluctuation in interest expense above ten percent on the next $3,000,000 of borrowings. The second level of protection is reduced on a pro-rata basis as the additional term note is repaid. Both agreements terminate in July 1997.

        As of July 29, 1995 the revolving credit line had an outstanding balance of $7,900,000 and an unused portion of $1,596,000. Under the letter of credit facility, letters of credit of $504,000 were outstanding at July 29, 1995.

       Long-term debt matures as follows:

          Fiscal Year Ending
          ------------------
          1996 (included in current portion)             $   943,383
          1997                                             8,843,499
          1998                                               934,434
          1999                                             1,803,568
          2000 and after                                     321,450
                                                         -----------
                                                         $12,846,334
                                                         ===========

7.   EMPLOYEE BENEFITS

        The Company has employee benefit plans for eligible employees. Included in the plans is a profit sharing plan which provides for contributions as determined by the Board of Directors. The contributions can be paid to the plan in cash or common stock of the Company. Expense for the fiscal years ended in 1995, 1994, and 1993 was $32,500, $0, and $15,000, respectively. The plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. The Company also has a defined benefit plan frozen effective February 1, 1986.

8.   SHAREHOLDERS' EQUITY

     a. Stock Dividends - On May 16, 1995, the Company declared a three percent stock dividend to holders of record on June 7, 1995, payable on June 23, 1995. On November 23 , 1994, the Company declared a three percent stock dividend to holders of record on December 8, 1994, payable on December 27, 1994. On May 4, 1994, the Company declared a three percent stock dividend to holders of record on May 18, 1994, payable June 20, 1994. On November 22, 1993, The Company declared a three percent stock dividend to holders of record on December 9, 1993, payable December 23, 1993. On April 19, 1993, the Company declared a three percent stock dividend to holders of record on May 3, 1993. On November 17, 1992 the Company declared a six percent stock dividend to holders of record on December 3, 1992. The effects of these stock dividends have been reflected in the financial statements and notes for all periods presented.

     b. Nonqualified Stock Option Plan - The Company has a nonqualified stock option plan under which a total of 2,158,882 options to purchase common stock can be granted. As of July 29, 1995, the Company has granted options to purchase 802,562 shares to the current president, 268,437 shares to former officers, 255,302 shares to current officers and 672,563 shares to various employees and directors. A former officer exercised 16,045 options, and various employees exercised 2,500 options during the fiscal year ended July 29,1995. Various employees exercised
               18,127 options in the fiscal year ended July 30, 1994. The president exercised 115,9273 options, former officers exercised 22,562 options, a current officer exercised 3,419 options, and various employees exercised 9,274 options in the fiscal year ending July 31, 1993.

               The option price per share is determined by the Board of Directors, but cannot be less than 85 percent of fair market value of a share at the date of grant. All options to date have been granted at the fair market value of the Company's stock at the date of grant. No options can be granted under this plan subsequent to September 25, 1995.

                 The following stock option information is as of:

                                                               July 29,             July 30,            July 31,
                Options                                         1995                  1994                1993
                -------                                        --------             --------            --------
                Granted and outstanding
                at beginning of year                          1,514,782            1,224,205           1,293,856

                Granted                                         102,738              337,203              84,198
                Expired                                         (86,231)             (28,499)             (2,458)
                Exercised                                       (28,813)             (18,127)           (151,391)
                                                            -----------          -----------         -----------
                Outstanding at end of year                    1,502,476            1,514,782           1,224,205
                                                            ===========          ===========         ===========
                Exercisable at end of year                    1,138,893            1,032,580             881,845
                                                            ===========          ===========         ===========
                Exercise prices                             $1.02-$6.51          $1.02-$6.51         $1.02-$6.51
                                                            ===========          ===========         ===========

               Under the Company's stock option plan, options are exercisable 25 percent a year, commencing at the end of the first year they are outstanding and expiring fifteen years from the date they are granted.

     c. There were warrants, all of which were granted at no less than fair market value, outstanding aggregating 321,574 shares at July 29, 1995. They are as follows:

               1. In  connection   with  an   underwriting  in  June  1991,  the
                  underwriter was granted warrants to purchase 130,256 shares of common stock at an exercise price of $5.52.

               2. The  Company  has  granted  warrants to the seller of selected
                  Filtron assets to purchase 97,691 shares of common stock at an exercise price of $6.06.

               3. In connection with an amendment to a bank financing  completed in May 1994, the Company issued warrants to purchase 30,000 shares of common stock at an exercise price of $7.16. In connection with its incentive pricing amendment with the same bank, the Company reduced the exercise price to $5.50. At July 29, 1995, the bank held warrants for 31,827 shares at an exercise price of $5.34.

               4. The  Company  has granted  25,750  warrants  to its  Corporate
                  Development Consultant. At July 29, 1995, the consultant held warrants for 25,750 shares at an exercise price of $5.34.

               5. The  Company  has granted  36,050  warrants  to an  Investment
                  Advisory firm and its key personnel. At July 29, 1995, they held warrants for 36,050 shares at an exercise price of $5.34.

9.   INCOME TAXES

     Provision for income taxes consists of the following:


                                                  Fiscal Year Ended
                                      ------------------------------------------
                                      July 29,         July 30,         July 31,
                                        1995             1994             1993
                                      --------         --------         --------
     Current:
       Federal                        $692,064         $316,812         $509,400
       State                           108,912           83,000           60,000
                                      --------         --------         --------
                                       800,976          399,812          569,400
       Deferred:
       Federal and state                36,452          (58,287)         138,600
                                      --------         --------         --------
                                      $837,428         $341,525         $708,000
                                      ========         ========         ========

Deferred tax liabilities (assets) are comprised of the following:

                                                       July 29,        July 30,
                                                         1995            1994
                                                       --------        --------
 Depreciation                                          $401,880       $ 213,664
 Pension                                                 83,914          77,712
 Federal effect of New York State tax credits            77,570          55,145
 Difference in basis of fixed assets                    110,200         120,595
 Revenue recognition                                     35,289          52,534
                                                       --------        --------
 Gross deferred tax liabilities                         708,853         519,650
                                                       --------        --------
 Amortization                                            72,382          (6,704)
 Inventory                                             (153,119)       (122,073)
 Bad debt reserve                                       (45,434)        (50,809)
 Deferred compensation                                 (264,831)       (124,621)
 NYS tax credits                                       (228,146)       (162,190)
                                                       --------        --------
 Gross deferred tax assets                             (619,148)       (466,397)
                                                       --------        --------
                                                       $ 89,705        $ 53,253
                                                       ========        ========

Deferred tax liabilities and assets are recorded in the consolidated balance sheets as follows:

                                                        July 29,       July 30,
                                                          1995           1994
                                                        --------       --------
Liabilities:
     Deferred income taxes                              $ 605,806     $ 393,383
Assets:
     Prepaid expenses and other current assets           (287,956)     (177,940)
     Other assets                                        (228,145)     (162,190)
                                                        ----------    ---------
                                                        $  89,705     $  53,253
                                                        =========     =========

The New York State tax credits expire at various dates through 2002.

The following is a reconciliation of the statutory Federal and effective income tax rates:

                                                      Fiscal Year Ended
                                            ------------------------------------
                                            July 29,        July 31,    July 31,
                                              1995           1994         1993
                                            --------        --------    --------
                                              % of          % of          % of
                                             Pretax         Pretax       Pretax
                                             Income         Income       Income
                                             ------         ------       ------

Statutory Federal income tax  expense rate     34.0%         34.0%         34.0%
State taxes, less Federal tax effect            1.5           (.4)          2.9
Tax benefit from write-off  of inventory
 for tax purposes                              (4.3)         (3.4)
Permanent differences                           2.8           3.9           2.4
Tax benefits on foreign sales corp             (3.3)         (3.3)
Federal tax credits and other                  (4.5)         (6.7)         (6.2)
                                               ----          ----          ----
                                               30.5%         23.2%         29.7%
                                               ====          ====          ====

10.  COMMITMENTS AND CONTINGENCIES

     a. The Company entered into an operating lease commencing August 1, 1992 and expiring July 31, 2002 for Del's offices and operating facility in Valhalla, New York. This lease includes escalations for real estate taxes and operating expenses. In September 1992 the Company entered into an operating lease for Dynarad's facility in Deer Park, N.Y. This lease provides escalation for real estate taxes. In May 1994 the Company entered into an operating lease for Bertan's facility in Hicksville, New York. This lease provides for escalation for real estate taxes. In addition, the Company has various auto leases accounted for as operating leases. The future minimum annual lease commitments as of July 29, 1995 are as follows:

          Fiscal Year Ended                                       Amount
          -----------------                                       ------
          1996                                                  $1,026,953
          1997                                                     982,341
          1998                                                     942,923
          1999                                                     935,779
          2000                                                     935,779
          Thereafter                                             2,590,738
                                                                ----------
                                                                $7,414,513
                                                                ==========

          Rent expense, including real estate taxes of $296,142 in 1995, $225,025 in 1994, and $180,504 in 1993 was $1,111,300 in 1995,
          $604,665 in 1994, and $614,318 in 1993.

     b. The Company has an employment agreement with its President through July 2000. The agreement provides for minimum base salary, deferred compensation and bonuses as defined. Under the terms of the agreement with the President, the Company will accrue deferred compensation at a rate of five percent of pretax income with a minimum of $100,000 and a maximum of $125,000. Such liability is funded by the Company's investments classified as available-for-sale. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of this employee's deferred compensation, based upon a contractual arrangement between the President and the Company. Bonus will accrue at five percent of pretax income. Also included in the President's agreement are certain benefits in the event of death or disability, as well as certain benefits in the event of a change of control. Upon completion of the term of the agreement, the President may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement.

          In connection with the acquisition of Dynarad, the Company has an employment agreement with one Vice President through 1997. The agreement provides for a minimum base salary of $157,500 per annum (subject to upward adjustment on an annual basis) and certain bonuses if certain income goals of Dynarad specified in the agreement are achieved. Upon the completion of the five year term of the agreement, the Vice President may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement.

          In connection with the acquisition of Dynarad, the Company entered into an employment agreement with a key employee which provides for bonuses based on growth of revenues. As of July 30, 1994, the employee has been engaged as a consultant at a rate specified within the agreement.

          The Company entered into ten year consulting agreements through 2002 with two of the former shareholders of Dynarad. The agreements call for annual payments of $28,000 and $21,000, respectively.

          In connection with the acquisition of Bertan, the Company entered into a three year employment agreement with a key employee who is President of Bertan which provides for a minimum base salary of $140,000 per annum (subject to upward adjustment on an annual basis) and a bonus equal to five percent of pretax income. Upon completion of the three year term of the agreement, the Company may opt for a two year extension of this agreement. Upon completion of the employment phase of the agreement, the Company and the employee have agreed to a ten year non-compete agreement at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living. Additionally, the Company has entered into a ten year non-compete agreement with the former Chairman of Bertan at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living.

     c. The Company is a defendant in several legal actions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the consolidated financial condition and results of operations.


11.  ACQUISITIONS

     Bertan

     As of April 1, 1994, the Company acquired the net assets and business of Bertan Associates, Inc., which has been consolidated as of that date. The Company paid the selling shareholders $2,600,000 in cash and 218,545 shares of common stock valued at $871,429. The Company also entered into an employment and non-compete agreements with one of the former shareholders of Bertan Associates, Inc. and a non-compete agreement with another of the former shareholders. The Company entered into a ten year lease agreement for its operating facility in Hicksville, New York. One of Bertan's officers is a partner in the real estate company that owns this building. The Company believes that the lease between the Company and the partnership was entered into on terms no less favorable than could be obtained from unaffiliated third parties. The lease provides for minimum annual payments of $383,380, inclusive of real estate taxes.

     The acquisition has been accounted for as a purchase and, accordingly, the original purchase price was allocated to assets and liabilities acquired based upon the estimated fair value at the date of acquisition. The transaction resulted in an excess of cost over fair value of net assets acquired of $2,809,095 which is included in goodwill. Such excess is being amortized over a 25 year period. The charge to income for the year ended July 29, 1995 and for the four months ended July 30, 1994 was $111,666 and $37,455, respectively.

     Unaudited pro forma financial information for the 12 month periods ended July 30, 1994 and July 31, 1993, as if the Bertan acquisition occurred at the beginning of the respective periods, is as follows:

                                                Year Ended            Year Ended
                                                 July 30,              July 31,
                                                   1994                  1993
                                                ----------            ----------
       Net Sales                               $29,834,149           $30,919,753
                                               ===========           ===========
       Income before provision for
         income taxes                          $ 1,015,417           $ 1,587,022
                                               ===========           ===========
       Net Income                              $   779,525           $ 1,127,022
                                               ===========           ===========
       Net income per common share
         and common share equivalents
         primary and fully diluted             $       .15           $       .24
                                               ===========           ===========

     The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Company acquired Bertan at the beginning of the respective periods or of results to be achieved in the future.

12.  MAJOR CUSTOMERS AND EXPORT SALES

     In the Specialty Electronic Components segment, no one customer accounts for more than ten percent of the Company's sales. In the Medical Imaging and Diagnostic Products segment one customer, the U.S. Government, accounted for 17 percent, 28 percent and 22 percent of sales in 1995, 1994 and 1993, respectively.

     Export sales were 36 percent, 28 percent, and 21 percent of total sales in 1995, 1994 and 1993, respectively. For the years ended July 29, 1995, July 30, 1994, and July 31, 1993, export sales by geographic areas were:

                                         1995                         1994                          1993
                                         ----                         ----                          ----
     Europe                      $ 3,892,719     33%          $2,321,259      34%           $  831,466      18%
     Far East                      3,336,147     28%             741,142      11%              220,490       5%
     Middle East                   3,256,903     28%           2,356,638      35%             2,472,02      54%
     North America                   627,777      6%           1,143,215      17%            1,005,529      22%
     Other                           614,149      5%             191,295       3%               47,765       1%
                                 -----------    ---           ----------     ---            ----------     ---
     Total export sales          $11,727,695    100%          $6,753,549     100%           $4,577,277     100%
                                 ===========    ===           ==========     ===            ==========     ===

13.  SEGMENT REPORTING

     The following analysis provides segment information for the two industries in which the Company operates (see Note 1):

                                        Specialty    Medical Imaging
                                        Electronic    and Diagnostic
    1995                                Components       Products        Total
    ----                                ----------   ---------------  ----------
Net Sales (a)                          $27,026,761    $ 5,569,551    $32,596,312

Operating expenses                      23,097,275      5,565,258     28,662,533
                                       -----------    -----------    -----------
Operating profit                       $ 3,929,486    $     4,293      3,933,779
                                       ===========    ===========    ===========
Interest expense                                                       1,191,142

Provision for income taxes                                               837,428
                                                                     -----------
Net income                                                           $ 1,905,209
                                                                     ===========
Identifiable assets                    $33,062,025    $ 5,992,609    $39,054,634
                                       ===========    ===========    ===========
Capital expenditures                   $ 1,140,242    $   197,267    $ 1,337,509
                                       ===========    ===========    ===========
Depreciation and amortization          $   965,478    $   277,365    $ 1,242,843
                                       ===========    ===========    ===========


     (a) For the fiscal year ended July 29, 1995, sales of the Specialty Electronic Components segment included sales of approximately $8,834,000 to customers for medical imaging and diagnostic applications. Aggregate medical sales for fiscal 1995 were approximately $14,403,000 or 44% of total sales.

                                  Specialty      Medical Imaging
                                  Electronic      and Diagnostic
    1994                          Components         Products            Total
    ----                          ----------     ---------------     -----------
Net Sales                        $19,436,334      $ 4,890,681        $24,327,015

Operating expenses                17,654,075        4,640,937         22,295,012
                                 -----------      -----------        -----------
Operating profit                 $ 1,782,259      $   249,744          2,032,003
                                 ===========      ===========
Interest expense                                                         576,832

Provision for income taxes                                               341,525

FASB-109 tax adjustment                                                   76,363
                                                                     -----------
Net income                                                           $ 1,190,009
                                                                     ===========
Identifiable assets              $28,833,760      $ 7,364,613        $36,198,373
                                 ===========      ===========        ===========
Capital expenditures             $ 1,626,358      $   406,590        $ 2,032,948
                                 ===========      ===========        ===========
Depreciation and amortization    $   813,226      $   203,306        $ 1,016,532
                                 ===========      ===========        ===========



                                  Specialty      Medical Imaging
                                  Electronic      and Diagnostic
    1993                          Components         Products            Total
    ----                          ----------     ---------------      ----------
Net Sales                        $18,134,429      $ 4,152,886        $22,287,315

Operating expenses                15,732,200        3,826,209         19,558,409
                                 -----------      -----------        -----------
Operating profit                 $ 2,402,229      $   326,677          2,728,906
                                 ===========      ===========
Interest expense                                                         360,149

Provision for income taxes                                               708,000
                                                                     -----------
Net income                                                           $ 1,660,757
                                 ===========      ===========        ===========
Identifiable assets              $23,745,219      $ 1,223,917        $24,969,136
                                 ===========      ===========        ===========
Capital expenditures             $ 1,102,229      $   142,167        $ 1,244,396
                                 ===========      ===========        ===========
Depreciation and amortization    $   747,341      $   158,047        $   905,388
                                 ===========      ===========        ===========

DEL ELECTRONICS CORP. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                         QUARTER
                                       ----------------------------------------------------------------------
                                         First              Second              Third               Fourth
                                         -----              ------              -----               ------
YEAR ENDED JULY 29, 1995:

  Net sales                            $6,136,056         $7,579,366          $8,945,910          $9,934,980
                                       ==========         ==========          ==========          ==========
  Gross profit                         $2,916,851         $3,298,628          $3,589,889          $3,612,945
                                       ==========         ==========          ==========          ==========
  Net income                           $  450,615          $ 505,215          $  521,916          $  427,463
                                       ==========         ==========          ==========          ==========
  Primary and fully diluted
   earnings per share                  $      .09          $     .11          $      .11          $      .09
                                       ==========         ==========          ==========          ==========



                                        First(1)             Second             Third               Fourth(2)
                                        -----                ------             -----               ------
YEAR ENDED JULY 30, 1994:

  Net sales                            $5,336,091         $5,380,435          $5,592,496          $8,017,993
                                       ==========         ==========          ==========          ==========
  Gross profit                         $2,179,485         $2,193,193          $2,540,120          $2,235,136
                                       ==========         ==========          ==========          ==========
  Net income (loss)                    $  484,287         $  445,612          $  503,543          $(243,433)
  Primary and fully diluted            ==========         ==========          ==========          ==========
   earnings (loss) per share           $      .11         $      .09          $      .10          $    (.05)
                                       ==========         ==========          ==========          ==========

     (1) Includes the cumulative effect of change in the method for accounting for income taxes of $76,363.

     (2) The Company estimates gross profit for interim reporting purposes. The fourth quarter results for the period ended July 30, 1994 were adversely impacted by a decline in gross profit determined as a result of physical inventories taken at year end.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DEL ELECTRONICS CORP.


                                               By: /S/ Leonard A. Trugman
                                                   ---------------------
                                                   Leonard A.Trugman
                                                   Chairman of the Board
                                                   Chief Executive Officer and
                                                   President

                                               By: /S/Michael Taber
                                                   ---------------
                                                   Michael Taber
                                                   Chief Financial Officer,
                                                   Secretary and Principal
                                                   Accounting Officer


Dated:  October 25, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/Natan Bertman                                                October 25, 1995
---------------------------
Natan Bertman, Director


/S/Raymond Kaufman                                              October 25, 1995
---------------------------
Raymond Kaufman, Director


/S/David Michael                                                October 25, 1995
---------------------------
David Michael, Director


/S/Seymour Rubin                                                October 25, 1995
---------------------------
Seymour Rubin, Director


/S/James Tiernan                                                October 25, 1995
---------------------------
James Tiernan, Director


/S/Leonard A. Trugman                                           October 25, 1995
---------------------------
Leonard A. Trugman
Chairman of the Board,
Chief Executive Officer and
President