Form 10-K405/A
period 1995-07-29
DEL ELECTRONICS CORP
filed 1995-11-28
CIK 27748

FORM 10-K/A

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
                              ===========    ===========    ===========   ===========    ============

        (a) Net income per common share and common stock equivalents have been restated to give effect to stock dividends in 1995, 1994, 1993 and 1992. See footnote 1 of notes to the consolidated financial statements for computation of earnings per share.

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     b. Nonqualified Stock Option Plan - The Company has a nonqualified stock option plan under which a total of 2,158,882 options to purchase common stock can be granted. As of July 29, 1995, the Company has granted options to purchase 802,562 shares to the current president, 268,437 shares to former officers, 255,302 shares to current officers and 672,563 shares to various employees and directors. A former officer exercised 16,045 options, and various employees exercised 2,500 options during the fiscal year ended July 29,1995. Various employees exercised
               18,127 options in the fiscal year ended July 30, 1994. The president exercised 115,927 options, former officers exercised 22,562 options, a current officer exercised 3,419 options, and various employees exercised 9,274 options in the fiscal year ending July 31, 1993.

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

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DEL ELECTRONICS CORP.
                                                    (Registrant)


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


Dated:  November 28, 1995