Form 10-Q
period 1995-10-28
DEL ELECTRONICS CORP
filed 1995-12-07
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                                     October 28, 1995
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

                            Common Stock - 4,197,649

                                     PART I

Item 1.  Financial Statements

              Consolidated Balance Sheets - October 28, 1995 and July 29, 1995

              Consolidated Statements of Income for the Three Months ended October 28, 1995 and October 29, 1994

              Consolidated Statements of Cash Flows for the Three Months ended October 28, 1995 and October 29, 1994

              Notes to Consolidated Financial Statements

                      DEL ELECTRONICS CORP. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   ASSETS
                                                       October 28,      July 29,
                                                          1995            1995
CURRENT ASSETS
Cash and cash equivalents ..........................   $   295,381   $   505,989
Investments available-for-sale .....................       413,881       378,534
Trade receivables ..................................     5,230,424     6,456,853
Cost and estimated earnings in excess
     of billings on uncompleted contracts ...........      404,030       395,847
Inventory ...........................................   19,125,131    18,038,358
Prepaid expenses and other current assets ...........    1,466,571     1,117.963
                                                       -----------   -----------
        Total Current Assets ........................   26,935,418    26,893,544
                                                       -----------   -----------

FIXED ASSETS - NET ..................................    7,963,243     7,752,781
GOODWILL - NET ......................................    2,833,713     2,865,408
DEFERRED CHARGES ....................................      839,153       876,638
OTHER ASSETS ........................................      620,877       666,263
                                                       -----------   -----------
        TOTAL .......................................  $39,192,404   $39,054,634
                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt .................... $   943,383   $   943,383
Accounts payable - trade .............................   2,537,524     2,539,615
Accrued liabilities ..................................   2,454,247     2,484,435
Income taxes payable .................................     425,809       277,830
                                                       -----------   -----------
        Total Current Liabilities ....................   6,360,963     6,245,263
                                                       -----------   -----------

LONG-TERM LIABILITIES
LONG-TERM DEBT (less current portion included above)    11,391,132    11,902,951
OTHER ..............................................       778,948       775,541
DEFERRED TAXES PAYABLE .............................       605,806       605,806
                                                       -----------   -----------
        Total Liabilities ..........................    19,136,849    19,529,561
                                                       -----------   -----------

SHAREHOLDERS' EQUITY
Common stock, $.10 par value
        Authorized - 10,000,000 shares
        Issued and outstanding -
        October 28, 1995 - 4,253,814
        July 29, 1995 - 4,253,486 ..................       425,417       412,960
Additional paid-in capital .........................    17,013,878    16,239,784
Retained earnings ..................................     2,939,390     3,189,244
                                                       -----------   -----------
                                                        20,378,685    19,841,988
                                                       -----------   -----------
Less common shares in treasury -
        October 28, 1995 - 56,165
        July 29, 1995 - 55,165 .....................       323,130       316,915
             --- ----   ------                         -----------   -----------
        Total Shareholders' Equity .................    20,055,555    19,525,073
                                                       -----------   -----------
TOTAL ..............................................   $39,192,404   $39,054,634
                                                       ===========   ===========

See notes to consolidated financial statements


                                      ` -2-

                      DEL ELECTRONICS CORP. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                October 28,        October 29,
                                                   1995               1994
Net  Sales...................................  $7,471,181          $6,136,056

Costs and expenses
      Cost of sales..........................   4,190,634           3,219,205
      Research and development...............     642,831             520,756
      Selling, general & administrative......   1,571,966           1,476,774
      Interest expense - net.................     309,227             271,006
                                               ----------          ----------
                                                6,714,658           5,487,741
                                               ----------          ----------

Income before provision for income taxes.....     756,523             648,315

Provision for income taxes...................     226,957             197,700
                                               ----------          ----------

Net Income...................................  $  529,566          $  450,615
                                               ==========          ==========


Per share amounts:on share and common share
     equivalents primary and fully diluted     $      .11          $      .09
                                               ==========          ==========

Weighted average number of common shares
     outstanding and common share equivalents   5,228,250           5,080,137
                                               ==========          ==========

See notes to consolidated financial statements

 `                                                     -3-

                      DEL ELECTRONICS CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                      October 28,    October 29,
                                                         1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ................................  $   529,566    $   450,615
        Adjustments to reconcile net income to
           net cash provided by operating activities:
                Imputed interest ..................       16,532          6,492
                Depreciation ......................      160,610        192,221
                Amortization ......................       97,308        103,375
        Changes in assets and liabilities:
        Decrease in trade receivables .............    1,226,429        986,535
        (Increase) decrease  in cost and estimated
           earnings in excess of billings on
           uncompleted contracts  .................       (8,183)       143,550
        Increase in inventory .....................   (1,086,773)    (1,544,505)
        Increase in prepaid and
            other current assets ..................     (362,808)       (20,061)
        Decrease (increase) in other assets .......       31,458         (3,981)
        Decrease in accounts payable - trade ......       (2,091)      (380,005)
        Decrease in accrued liabilities ...........      (30,189)       (74,140)
        Increase in income taxes payable ..........      147,979           --
                                                     -----------     ----------
           Net cash provided by (used in)
             operating activities .................      719,838       (139,904)
                                                     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Expenditures for fixed assets .............     (371,072)      (175,584)
        Investment in marketable securities .......      (35,347)       (52,345)
        Payments to former shareholder of
           subsidiary acquired ....................      (13,125)       (12,500)
                                                      ----------     ----------
           Net cash used in investing activities ..     (419,544)      (240,429)
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (repayment of) proceeds from
           bank borrowing .........................     (511,819)       117,858
        Interest rate protection purchased ........         --          (71,500)
        Payment for repurchase of shares ..........       (6,215)       (41,667)
        Proceeds from exercise of stock options ...        7,132         57,000
                                                      ----------     ----------
           Net cash (used in) provided by
              financing activities ...............      (510,902)        61,691
                                                      ----------     ----------

See notes to consolidated financial statements

                                      ` -4-

                     DEL ELECTRONICS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Continued)
                                   (Unaudited)

                                                      Three Months Ended
                                                October 28,          October 29,
                                                   1995                 1994
NET DECREASE IN CASH AND CASH EQUIVALENTS ......$ (210,608)           $(318,642)

CASH AND CASH EQUIVALENTS, BEGINNING OF
        PERIOD .................................   505,989              445,597
                                                 ---------            ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....... $ 295,381            $ 126,955
                                                 =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
        INFORMATION:

        Interest paid .......................... $ 119,543            $  80,964
                                                 =========            =========

        Income taxes paid ...................... $  78,978            $  87,369
                                                 =========            =========

See notes to consolidated financial statements

                                      ` -5-

                      DEL ELECTRONICS CORP. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of October 28, 1995 and the results of its operations and its cash flows for the three months ended October 28, 1995 and October 29, 1994.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as of July 29, 1995.

          The consolidated financial statements should be read in conjunction with the notes to the financial statements as of July 29, 1995.


NOTE 2 The results of operations for the three month period ended October 28, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE  3   PERCENTAGE OF COMPLETION ACCOUNTING

                                                                 Balance at
                                                              October 28,1995
     Costs incurred on uncompleted contracts                     $ 344,309

     Estimated earnings                                             94,921
                                                                 ---------
                                                                   439,230

     Less: Billings to-date                                         35,200
                                                                 ---------

     Costs and estimated earnings in excess of
     billing on uncompleted contracts                            $ 404,030
                                                                 =========

                                      ` -6-

NOTE 4 Inventory is stated at a lower of cost (first-in, first-out)or market. Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

          Inventory consists of the following:

                                                    October 28,      July 29,
                                                       1995            1995


          Finished goods                          $ 4,663,072     $ 4,398,096
          Work in process                           8,103,038       7,642,588
          Raw material and purchased parts          6,359,021       5,997,674
                                                  -----------     -----------
          Total                                   $19,125,131     $18,038,358
                                                  ===========     ===========

NOTE 5    FIXED ASSETS

          Fixed assets consist of the following:
                                                    October 28,      July 29,
                                                       1995            1995

          Land                                    $   694,046     $   694,046
          Building                                  2,146,025       2,146,025
          Machinery and equipment                   6,870,062       6,624,296
          Furniture and fixtures                      782,035         773,694
          Leasehold improvements                      791,994         790,226
          Construction in Progress                    139,796          76,023
          Transportation equipment                     11,425          10,987
                                                  -----------     -----------
                                                   11,435,383      11,115,297
          Less accumulated depreciation
             and amortization                       3,472,140       3,362,516
                                                  -----------     -----------
                                                  $ 7,963,243     $ 7,752,781
                                                  ===========     ===========

NOTE 6 Net income per common share was computed using the modified treasury stock method. This method was utilized since the number of shares of common stock obtainable upon the assumed exercise of outstanding options and warrants in the aggregate exceeded 20 percent of the number of common shares outstanding at the end of the period. The weighted average number of common shares and common share equivalents for the period and for all periods presented includes the effect of the 3 percent stock dividend (see Note 7) declared on November 20, 1995.

NOTE 7 On November 20, 1995, the Company declared a 3 percent stock dividend to holders of record on December 5, 1995, payable December 21, 1995.

                                      ` -7-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a line of credit of $10,000,000 and outstanding balances on two term loans of $1,928,580 and $2,750,000 at October 28, 1995. Borrowing under the line of credit is based on 85 percent of eligible accounts receivable and 50 percent of inventory, and has a $1,000,000 maximum sub-limit for letters of credit. As of October 28, 1995 the amount outstanding under the line of credit was $7,625,000 and the unused and available portion of the line of credit was approximately $1,825,000. Letters of credit outstanding were approximately $550,000.

         The Company believes that its current financial resources, future operating revenue and existing credit lines will be sufficient to meet its foreseeable working capital requirements.

         Working capital was $20,574,455 at October 28, 1995, compared to $20,648,281 at July 29, 1995, a decrease of 3.6 percent. The current ratio decreased to 4.23 to 1 at October 28, 1995 from 4.31 to 1 at July 29, 1995.

         Investments available-for-sale of $413,881 at October 28, 1995 consist primarily of corporate debt securities and equities. These investments are used to fund a deferred compensation plan for a key Company employee.

         Trade receivables at October 28, 1995 decreased $1,226,429 as compared to July 29, 1995 as the result of collections and lower sales levels in the quarter ended October 28, 1995 as compared to the quarter ended July 29, 1995. This is primarily attributable to more workdays in the last quarter of the Company's fiscal year as compared to the first quarter of its fiscal year due to plant shutdowns for summer vacations.

         Unbilled contract revenues were $404,030 at October 28, 1995 as compared to $395,847 at July 29, 1995 due to work performed on contracts which utilize the percentage of completion method of accounting.

         Inventory at October 28, 1995 increased approximately $1,086,773 as compared to July 29, 1995. Major new orders received in the quarter ended October 28, 1995 resulted in the increase of inventory levels.

         Prepaid expenses and other current assets increased approximately $363,000 at October 28, 1995 as compared to July 29, 1995. This increase was primarily attributable to advanced payments for inventory for Del Medical Systems under its exclusive distribution agreement for diagnostic medical image enhancers and worker's compensation insurance policy premiums.

         Capital expenditures for the quarter ended October 28, 1995 were approximately $371,000. These expenditures were primarily for assembly and test equipment for improved manufacturing efficiencies. Depreciation expense was $160,610 for the quarter ended October 28, 1995 as compared to $192,221 for the quarter ended October 29, 1994 because certain classes of fixed assets have been fully depreciated. There were no material open commitments for capital equipment expenditures at October 28, 1995. The funds for capital expenditure improvements were derived from operations and short-term borrowing.

         The Company's debt at October 28, 1995 decreased approximately $512,000 as compared to July 29, 1995. The decrease is due primarily to collections of trade receivables during the quarter.



                                      ` -8-

         The Company repurchased 1,000 shares of its common stock for $6,215 during the quarter ended October 28, 1995.


RESULTS OF OPERATIONS

         Net sales for the quarter ended October 28, 1995 were $7,471,181 as compared to $6,136,056 in the quarter ended October 29, 1994, an increase of approximately 22 percent. The increase was due to internal growth in all operating units.

         Cost of sales as a percentage of sales increased from 52.5 percent in the quarter ended October 29, 1994 to 56.1 percent in the quarter ended October 28, 1995. This increase was due to the change in the mix of the products sold during the respective periods.

         Research and development costs increased to approximately $643,000 in the quarter ended October 28, 1995 from $521,000 in the quarter ended October 29, 1994. The Company continues to invest in research and new product development of state-of-the-art products for its medical, industrial and defense electronic markets.

         Selling, general and administrative expenses as a percentage of sales decreased from 24.1 percent in the quarter ended October 29, 1994 to 21.0 percent in the quarter ended October 28, 1995. While selling, general and administrative expenses increased approximately 6.4 percent from last year's quarter, the percentage decrease is primarily attributable to the increase in revenue levels for the current year's quarter as compared to the comparable quarter last year.

         Interest expense for the quarter ended October 28, 1995 increased to $309,227 from $271,006 in the quarter ended October 29, 1994.

         Income tax expense decreased to 30.0 percent of pre-tax income in the quarter ended October 28, 1995 from 30.5 percent in the quarter ended October 29, 1994. This decrease was primarily due to more sales being made through the Company's Foreign Sales Corporation and increased research and development and other tax credits.

         Net income for the  quarter  ended  October  28,  1995 was  $529,566 as compared to $450,615 for the quarter ended October 29, 1994. For the quarter ended October 28, 1995 primary and fully diluted earnings per share were $.11 as compared to $.09 in the quarter ended October 29, 1994. The number of outstanding shares and common share equivalents increased approximately 2.9% from October 29, 1994.

         The backlog of unshipped orders at October 28, 1995 was approximately $19.5 million.

                                      ` -9-

                                     PART II

Item 1.        Legal Proceedings

                        None
Item 2.        Changes in Securities

                        None
Item 3.        Defaults on Senior Securities

                        None
Item 4.        Submission to a Vote of Security Holders

                        None
Item 5.        Other Information

               (i) On November 20, 1995, the Registrant declared a 3 percent stock dividend payable on December 20, 1995 to holders of record on December 5, 1995.
Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits:  Exhibit 11 - Computation of Earnings per
                        Common Share
               (b)      Report on Form 8-K:  None

 `                                                     -10-

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                          DEL ELECTRONICS CORP.

                                          /S/Leonard A. Trugman
                                          ----------------------
                                          Leonard A. Trugman
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          and President

                                          /S/Michael H. Taber
                                          ----------------------
                                          Michael H. Taber
                                          Chief Financial Officer &
                                          Secretary

Dated:  December 5, 1995

                                     ` -11-