Form 10-Q
period 1996-02-03
DEL GLOBAL TECHNOLOGIES CORP
filed 1996-03-22
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                    February 3, 1996

Commission File Number                                    1-10512


                          Del Global Technologies Corp.

             (Exact name of registrant as specified in its charter)

          New York                                       13-1784308
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      One Commerce Park, Valhalla, NY 10595

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (914) 686-3600

               (Registrant's telephone number including area code)

                              Del Electronics Corp.

(Former name, former address and former fiscal year, if changed since last report)

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

                         Common Stock - 4,288,758 shares

                                     PART I


Item 1.           Financial Statements

                  Consolidated Balance Sheets - February 3, 1996 and July 29, 1995.

                  Consolidated Statements of Income for the Three Months and Six Months ended February 3, 1996 and January 28, 1995.

                  Consolidated Statements of Cash Flows for the Six Months ended February 3, 1996 and January 28, 1995.

                  Notes to Consolidated Financial Statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS
                                                        February 3,     July 29,
                                                           1996           1995
                                                           ----           ----
CURRENT ASSETS
        Cash and cash equivalents ..................   $   162,052   $   505,989
        Investments available-for-sale .............       497,790       378,534
        Trade receivables ..........................     5,725,121     6,456,853
        Cost and estimated earnings in excess of
           billings on uncompleted contracts .......       404,030       395,847
        Inventory ..................................    19,908,557    18,038,358
        Prepaid expenses and other current assets ..     1,567,122     1,117,963
                                                         ---------     ---------
           Total current assets ....................    28,264,672    26,893,544
                                                        ----------    ----------

FIXED ASSETS - NET .................................     8,175,092     7,752,781
GOODWILL - NET .....................................     2,802,018     2,865,408
DEFERRED CHARGES ...................................       801,665       876,638
OTHER ASSETS .......................................       626,212       666,263
                                                           -------       -------
        TOTAL ......................................   $40,669,659   $39,054,634
                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt ..........   $   943,383   $   943,383
        Accounts payable - trade ...................     2,748,117     2,539,615
        Accrued liabilities ........................     2,137,886     2,484,435
        Income taxes payable .......................       544,598       277,830
                                                           -------       -------
           Total current liabilities ...............     6,373,984     6,245,263
                                                         ---------     ---------

LONG-TERM LIABILITIES
        Long-term debt (less current portion above)     11,755,397    11,902,951

        Other ......................................       782,424       775,541
        Deferred taxes payable .....................       605,806       605,806
                                                           -------       -------
           Total liabilities .......................    19,517,611    19,529,561
                                                        ----------    ----------
SHAREHOLDERS' EQUITY
        Common stock, $.10 par value
           Authorized - 10,000,000 shares
           Issued and outstanding -
           February 3, 1996 - 4,346,983
           July 29, 1995 - 4,253,486 ...............       434,698       412,960
        Additional paid-in capital .................    17,490,139    16,239,784
        Retained earnings ..........................     3,563,896     3,189,244
                                                         ---------     ---------
                                                        21,488,733    19,841,988
                                                        ----------    ----------
        Less common shares in treasury -
        February 3, 1996 - 58,225,
        July 29, 1995 - 55,165 .....................       336,685       316,915
                                                           -------       -------
        Total shareholders' equity .................    21,152,048    19,525,073
                                                        ----------    ----------
           TOTAL ...................................   $40,669,659   $39,054,634
                                                       ===========   ===========

See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                               Three Months Ended           Six Months Ended
                                                                               ------------------           ----------------
                                                                              Feb. 3,       Jan 28,       Feb. 3,       Jan 28,
                                                                               1996          1995          1996          1995
                                                                               ----          ----          ----          ----
Net Sales ..............................................................   $ 9,329,438   $ 7,579,366   $16,800,619   $13,715,422

Costs and expenses:
    Cost of sales ......................................................     5,553,918     4,280,738     9,744,552     7,499,943
    Research and development ...........................................       789,063       688,294     1,431,894     1,209,050
    Selling, general & administrative ..................................     1,784,151     1,578,032     3,356,117     3,054,806
    Interest expense - net .............................................       285,984       305,287       595,211       576,293
                                                                               -------       -------       -------       -------

                                                                             8,413,116     6,852,351    15,127,774    12,340,092
                                                                             ---------     ---------    ----------    ----------
    Income before provision
    for income taxes ...................................................       916,322       727,015     1,672,845     1,375,330

Provision for income taxes: ............................................       283,261       221,800       510,218       419,500
                                                                               -------       -------       -------       -------

    Net income .........................................................   $   633,061   $   505,215   $ 1,162,627   $   955,830
                                                                           ===========   ===========   ===========   ===========

Per share amounts:
    Net income per common share
    and common share equivalents,
    primary and fully diluted ..........................................   $       .12   $       .10   $       .23   $       .19
                                                                           ===========   ===========   ===========   ===========

Weighted average number of
    common shares outstanding
    and common share equivalents .......................................     5,276,094     4,911,717     5,252,173     5,012,086
                                                                             =========     =========     =========     =========



See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six Months Ended
                                                           ----------------
                                                         Feb. 3,       Jan. 28,
                                                          1996           1995
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .......................................$1,162,627     $ 955,830
     Adjustments to reconcile net income to net
         cash provided by (used in) operating
         activities:
         Imputed interest .............................     33,133       18,991
         Depreciation .................................    338,919      388,492
         Amortization .................................    194,617      202,500
     Changes in assets and liabilities:
         Decrease in trade receivables ................    731,732      946,817
         (Increase) decrease in cost and estimated
                  earnings in excess of billings
                  on  uncompleted contracts ...........     (8,183)     168,445
         Increase in inventory ........................ (1,870,199)  (2,047,079)
         Increase in prepaid and other current
                  assets ..............................    (503,223)   (196,453)
         Decrease (increase) in other assets ..........      37,861     (16,692)
         Increase (decrease) in accounts payable -
                  trade ...............................     208,502    (686,763)
         (Decrease) increase in accrued liabilities ...    (346,549)     12,804
         Increase in income taxes payable .............     266,768      96,162
                                                            -------      ------
                  Net cash provided by (used in)
                  operating activities ................     246,005    (156,946)
                                                            -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Expenditures for fixed assets ................    (761,231)   (429,508)
         (Investment in) sale of marketable
                  securities - net ....................    (119,256)     52,731
         Payments to former shareholders of
                  subsidiary acquired .................     (26,250)   (195,375)
                                                            -------    --------
         Net cash used in investing activities ........    (906,737)   (572,152)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (repayment of) proceeds from
                  bank borrowing ..........................(147,554)    578,105
         Payment for repurchase of shares ................. (19,770)   (122,554)
         Proceeds from exercise of stock options
                  & warrants .............................. 491,867      62,446
         Other ............................................  (7,748)    (18,935)
                                                             ------     -------
               Net cash provided by financing activities    316,795     499,062
                                                            -------     -------
                                                                     (continued)

See notes to consolidated financial statements
                                        4

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                         ----------------
                                                      Feb. 3,          Jan. 28,
                                                       1996              1995
                                                       ----              ----
NET DECREASE IN CASH AND CASH EQUIVALENTS ........  $(343,937)        $(230,036)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...    505,989           445,597
                                                      -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........  $ 162,052         $ 215,561
                                                    =========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:

         Interest paid ...........................  $ 569,505         $ 432,586
                                                    ---------         ---------

         Incomes taxes paid ......................  $ 269,405        $   98,930
                                                    ---------        ----------









                                                                (concluded)


See notes to  consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of February 3, 1996 and January 28, 1995 and the results of its operations and its cash flows for the six months ended February 3, 1996 and January 28, 1995. The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as of July 29, 1995. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of July 29, 1995.

NOTE 2 The results of operations for the three and six month periods ended February 3, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3    PERCENTAGE OF COMPLETION ACCOUNTING

                                                                Balance at
                                                             February 3, 1996
                                                             ----------------
              Costs incurred on uncompleted contracts ........   $344,309

              Estimated earnings .............................     94,921
                                                                   ------
                                                                  439,230

              Less:  Billings to-date ........................     35,200
                                                                   ------
              Costs and estimated earnings in excess
                     of billings on uncompleted
                     contracts ...............................   $404,030
                                                                 ========

          The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was $625,570 at February 3, 1996.

NOTE 4 Inventory is stated at a lower of cost (first-in, first-out) or market. Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes based on estimated gross margins.

          Inventory consists of the following:
                                                   February 3,        July 29,
                                                      1996              1995
                                                      ----              ----
          Finished goods .......................  $ 4,853,706       $ 4,398,096
          Work in process ......................    8,434,964         7,642,588
          Raw material and purchased parts .....    6,619,887         5,997,674
                                                    ---------         ---------
                 Total                            $19,908,557       $18,038,358
                                                  ===========       ===========

NOTE 5    FIXED ASSETS

          Fixed assets consist of the following:
                                                        February 3,     July 29,
                                                           1996           1995
                                                           ----           ----
          Land .....................................   $   694,046   $   694,046
          Building .................................     2,146,025     2,146,025
          Machinery and equipment ..................     7,164,933     6,624,296
          Furniture and fixtures ...................       802,924       773,694
          Leasehold improvements ...................       795,755       790,226
          Construction in progress .................       210,435        76,023
          Transportation equipment .................        11,425        10,987
                                                            ------        ------
                                                        11,825,543    11,115,297
          Less accumulated depreciation and
                amortization .......................     3,650,451     3,362,516
                                                         ---------     ---------
                                                       $ 8,175,092   $ 7,752,781
                                                       ===========   ===========

                  Construction in progress relates to computer equipment and the computerization of certain of the Company's manufacturing and accounting systems.

NOTE 6 Net income per common share was computed using the modified treasury stock method. This method was utilized since the number of shares of common stock obtainable upon the assumed exercise of outstanding options and warrants in the aggregate exceeded 20 percent of the number of common shares outstanding at the end of the period. The weighted average number of common shares and common share equivalents for the period and for all periods presented includes the effect of the 3 percent stock dividend declared on November 20, 1995 (see Note
          7).

NOTE 7 On November 20, 1995, the Company declared a 3 percent stock dividend to holders of record on December 5, 1995, which was paid on December 21, 1995.

NOTE 8    LONG-TERM  DEBT AND  ACQUISITION

          On March 5, 1996 the Company and its lending bank entered into an Amended and Restated Credit Agreement wherein the bank increased the Company's line of credit to $24,000,000, consisting of a $10,000,000 five-year term loan and a four-year revolving credit line of $14,000,000. Initial borrowings made under this credit line on March 6, 1996 were used to pay off existing term loans, the existing revolving credit loan balance and to fund the acquisition of certain assets of the GENDEX Medical Division ("GENDEX") of Dentsply International Inc. Borrowing under the revolving credit loan is based upon a formula based on 80 percent of eligible accounts receivable and 50 percent of inventory, with a $2,000,000 maximum sublimit for letters of credit. Interest will be computed at prime, or at the Company's option, at a rate tied to the London Interbank Borrowing Rate ("LIBOR").

          On March 6, 1996, the Company and its newly-formed wholly-owned subsidiary, GENDEX-DEL Medical Imaging Corp. acquired certain assets, including inventories, fixed assets, intangibles and the use of the GENDEX trade name, of the GENDEX Medical Division of Dentsply International Inc. for $5,700,000 in cash and a subordinated term note of $1,800,000. The subordinated term note bears interest at 7.75 percent, which is payable quarterly, with principal payments beginning three years after closing. The Company assumed the lease for the GENDEX facility in Franklin Park, Illinois and will operate the business under the GENDEX-DEL name. The Company entered into a supply agreement with Dentsply International Inc. for certain components and parts used in the manufacture of medical x-ray equipment and systems of GENDEX.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The Company had a line of credit of $10,000,000 with $8,225,000 outstanding and outstanding balances on two term loans of approximately $1,821,000 and $2,625,000 on February 3, 1996. Borrowing under the line of credit were based on 85 percent of eligible accounts receivable and 50 percent of inventory, with a $1,000,000 maximum sub-limit for letters of credit.

         On March 5, 1996, the Company and its lending bank entered into an Amended and Restated Credit Agreement wherein the bank increased the Company's line of credit to $24,000,000, consisting of a five-year $10,000,000 term loan and a four-year revolving line of credit of $14,000,000. Borrowings under the revolving line of credit are based on 80 percent of eligible accounts receivable and 50 percent of inventory, with a $2,000,000 maximum sub-limit for letters of credit. Borrowings under this credit line were used to pay off the existing term loans and the existing revolving credit loan balance. Interest will be computed at prime, or at the Company's option, at a rate tied to LIBOR. Approximately $5,700,000 of this credit line was used to purchase certain assets of the GENDEX Medical Division from Dentsply International Inc., on March 6, 1996. In connection with such purchase, the Company delivered a seven-year $1,800,000 subordinated note to Dentsply with interest at 7.75 percent, payable quarterly. After the acquisition, the Company had outstanding borrowings of $10,000,000 under the term loan and $8,300,000 under the revolving credit loan. The unused and available portion of the line of credit was approximately $3,243,000, after deducting outstanding letters of credit of approximately $652,000.

         The Company believes its current financial resources, future operating revenue and existing credit lines will be sufficient to meet its foreseeable working capital requirements.

         Working capital was approximately $21,891,000 at February 3, 1996, compared to approximately $20,648,000 at July 29, 1995, an increase of 6.0 percent. The current ratio increased to 4.43 to 1 at February 3, 1996 from 4.31 to 1 at July 29, 1995.

         Investments available-for-sale of approximately $498,000 at February 3, 1996 consist primarily of corporate debt securities and equities. These investments are used to fund a deferred compensation plan for a key Company employee.

         Trade receivables at February 3, 1996 decreased approximately $732,000 as compared to July 29, 1995 as the result of collections and lower sales levels in the quarter ended February 3, 1996 as compared to the quarter ended July 29, 1995. This is primarily attributable to more workdays in the last quarter of the Company's fiscal year as compared to the second quarter of its fiscal year due to plant shutdowns for the calendar year end holidays.

         Unbilled contract revenues were approximately $404,000 at February 3, 1996 as compared to $396,000 at July 29, 1995 due to work performed on contracts which utilize the percentage of completion method of accounting.

         Inventory at February 3, 1996 increased approximately $1,870,000 as compared to July 29, 1995. Major new orders received in the six months ended February 3, 1996 resulted in the increase of inventory levels.


         Prepaid expenses and other current assets increased approximately $503,000 at February 3, 1996 as compared to July 29, 1995. This increase was primarily attributable to advanced payments for inventory for Del Medical Systems under its exclusive distribution agreement for diagnostic medical image enhancers, worker's compensation insurance policy premiums and costs incurred relating to the acquisition of certain assets of the GENDEX Medical Division of Dentsply International Inc.

         Capital expenditures for the six months ended February 3, 1996 were approximately $761,000. These expenditures were primarily for assembly and test equipment for improved manufacturing efficiencies. Depreciation expense was approximately $339,000 for the six months ended February 3, 1996 as compared to approximately $388,000 for the six months ended January 28, 1995, because certain classes of fixed assets have been fully depreciated. There were no material open commitments for capital equipment expenditures at February 3, 1996. The funds for capital expenditure improvements were derived from operations and short-term borrowing.

         The   Company's   long-term   debt  at  February   3,  1996   decreased
approximately $148,000 as compared to July 29, 1995. The decrease is due primarily to collections of trade receivables during the period.

RESULTS OF OPERATIONS

          Net  sales  for  the  three  months   ended   February  3,  1996  were
approximately $9,329,000 compared to approximately $7,579,000, an increase of approximately 23.1 percent over the corresponding period in the prior year. Net sales for the six months ended February 3, 1996 were approximately $16,801,000 compared to approximately $13,715,000, an increase of approximately 22.5 percent over the corresponding period in the prior year. These increases were due to higher sales levels of products supplied by the Company to its customers manufacturing end-user medical diagnostic and industrial products.

         Cost of sales, as a percentage of net sales for the three months ended February 3, 1996, was 59.5 percent compared to 56.5 percent for the prior corresponding period. Cost of sales, as a percentage of net sales for the six months ended February 3, 1996, was 58.0 percent compared to 54.7 percent for the prior corresponding period. These changes were due to the change in product mix in the periods.

         Research and development expenses increased to approximately $789,000 for the three months ended February 3, 1996 from approximately $688,000 for the three months ended January 28, 1995. Research and development expenses increased to approximately $1,432,000 for the six months ended February 3, 1996 from approximately $1,209,000 for the six months ended January 28, 1995. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

          Selling, general and administrative expenses were approximately $1,784,000 in the three months ended February 3, 1996 as compared to approximately $1,578,000 in the same period in the prior year. Selling, general, and administrative expenses increased to approximately $3,356,000 for the six months ended February 3, 1996 from approximately $3,055,000 for the same period in the prior year. These increases were primarily attributable to increased selling expenses, advertising and commissions due to increased sales levels in the respective periods.

         Net interest expense was approximately $286,000 for the three months ended February 3, 1996 compared to approximately $305,000 for the corresponding prior period. This decrease was attributable to lower interest rates. Net interest expense was approximately $595,000 for the six months ended February 3, 1996 compared to approximately $576,000 for the corresponding prior period. This increase is due to higher average credit balances outstanding in the six months ended February 3, 1996, partly offset by lower interest rates.

         Income tax expense was 30.5 percent of pre-tax income in the six months ended February 3, 1996 and the six months ended January 28, 1995. The decrease from statuatory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

         Net income increased to approximately $633,000 for the three months ended February 3, 1996, an increase of approximately 25.3 percent from $505,000 for the prior corresponding period. Net income per common share increased to $.12 from $.10 even though the weighted number of common shares outstanding and common share equivalents increased approximately 7.4 percent to 5,276,094 from 4,911,717. Net income increased to approximately $1,163,000 for the six months ended February 3, 1996, an increase of approximately 21.6 percent from approximately $956,000 for the prior corresponding period. For the six months ended February 3, 1996 primary and fully diluted net income per share was $.23 as compared to $.19 for the six months ended January 28, 1995. the number of outstanding shares and common share equivalents increased 4.8 percent from the six month period ended January 28, 1995. The increases in net income for the three and six months are primarily due to higher sales levels to its customers manufacturing end-user medical diagnostic and industrial products.

          The backlog of unshipped orders at February 3, 1996 was approximately $21.0 million.

                                     PART II

Item 1.           Legal Proceedings  - None


Item 2.           Changes in Securities  - None


Item 3.           Defaults on Senior Securities - None


Item 4.           Submission to a Vote of Security Holders

                  At the annual meeting of stockholders of the Company held on February 14, 1996, the stockholders:

                  (a) Elected the following directors: Natan V. Bertman, Raymond Kaufman, David Michael, Seymour Rubin, James Tiernan, Leonard A. Trugman.

           Election of Directors
           ---------------------
                                                              For       Withheld
                                                              ---       --------
           L.A. Trugman ................................   3,698,097      59,332
           N.V. Bertman ................................   3,703,838      53,591
           R. Kaufman ..................................   3,703,246      54,183
           D. Michael ..................................   3,715,254      42,175
           S. Rubin ....................................   3,704,382      53,047
           J. Tiernan ..................................   3,699,274      58,155

                  (b) Approved the Company's name change to Del Global Technologies Corp.

                              For             Against           Abstain
                              ---             -------           -------
                           3,697,546          43,679            16,204

                  (c) Approved the proposal to amend the Company's Non-qualified Stock Option Plan to increase by 250,000 the number of shares of common stock reserved for issuance thereunder.

                              For        Against      Abstain     Broker No Vote
                              ---        -------      -------     --------------
                           2,089,426     313,647       57,347       1,297,009

         Item 5.           Other Information

                  (a)      Exhibits:

                           Exhibit 11 - Computation of Earnings per Common Share
                           Exhibit 27 - Financial Data Schedule

                  (b)      Report on Form 8-K:

                           As filed with Commission on March 21, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         DEL GLOBAL TECHNOLOGIES CORP.



                                         /S/LEONARD A. TRUGMAN
                                         ---------------------
                                         Leonard A. Trugman
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and President




                                         /S/MICHAEL H. TABER
                                         -------------------
                                         Michael H. Taber
                                         Vice President Finance and Secretary
                                         Chief Accounting Officer




Dated:   March 22, 1996