Form 10-Q
period 1996-04-27
DEL GLOBAL TECHNOLOGIES CORP
filed 1996-06-17
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                                       April 27, 1996
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

                                        .
(Former name, former address and former fiscal year, if changed since last report)

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

                         Common Stock - 4,399,385 shares

                                     PART I


Item 1.           Financial Statements

                  Consolidated  Balance  Sheets  - April  27,  1996 and July 29,
                  1995.

                  Consolidated Statements of Income for the Three Months and Nine months ended April 27, 1996 and April 29, 1995.

                  Consolidated Statements of Cash Flows for the Nine Months ended April 27, 1996 and April 29, 1995.

                  Notes to Consolidated Financial Statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                         April 27,     July 29,
                                                           1996          1995
                                                           ----          ----
CURRENT ASSETS
        Cash and cash equivalents .................   $   257,612   $   505,989
        Investments available-for-sale ............       521,178       378,534
        Trade receivables .........................     9,097,940     6,456,853
        Cost and estimated earnings in excess of
           billings on uncompleted contracts ......       404,030       395,847
        Inventory .................................    24,801,227    18,038,358
        Prepaid expenses and other current assets .     1,831,172     1,117,963
                                                        ---------     ---------
           Total current assets ...................    36,913,159    26,893,544
                                                       ----------    ----------

Fixed assets - net ................................     8,910,532     7,752,781
Goodwill - net ....................................     2,770,322     2,865,408
Intangibles and other assets ......................     3,284,419     1,542,901
                                                        ---------     ---------
TOTAL .............................................   $51,878,432   $39,054,634
                                                      ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt .........   $ 1,514,815   $   943,383
        Accounts payable - trade ..................     3,686,868     2,539,615
        Accrued liabilities .......................     3,940,388     2,484,435
        Income taxes ..............................       649,639       277,830
                                                          -------       -------
           Total current liabilities ..............     9,791,710     6,245,263
                                                        ---------     ---------

LONG-TERM LIABILITIES
        Long-term debt (less current portion
           included above) ........................    17,935,091    11,902,951
        Other .....................................       785,971       775,541
        Deferred income taxes .....................       678,463       605,806
                                                          -------       -------
           Total liabilities ......................    29,191,235    19,529,561
                                                       ----------    ----------

SHAREHOLDERS' EQUITY
        Common stock, $.10 par value;
           Authorized - 10,000,000 shares;
           Issued and outstanding -
                April 27, 1996 - 4,457,610
                July 29, 1995 - 4,253,486 .........       445,761       412,960
        Additional paid-in capital ................    18,231,405    16,239,784
        Retained earnings .........................     4,346,716     3,189,244
                                                        ---------     ---------
                                                       23,023,882    19,841,988
                                                       ----------    ----------
        Less common shares in treasury -
                   April 27, 1996 - 58,225
                   July 29, 1995 - 55,165 .........       336,685       316,915
                                                          -------       -------
        Total shareholders' equity ................    22,687,197    19,525,073
                                                       ----------    ----------
TOTAL .............................................   $51,878,432   $39,054,634
                                                      ===========   ===========


See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended                     Nine Months Ended
                                                                      ------------------                     -----------------
                                                                  Apr. 27,            Apr. 29,          Apr. 27,           Apr. 29,
                                                                    1996               1995               1996               1995
                                                                    ----               ----               ----               ----
Net sales ..............................................        $12,555,138        $ 8,945,910        $29,355,757        $22,661,332
                                                                -----------        -----------        -----------        -----------

Costs and expenses:
     Cost of sales .....................................          7,973,306          5,356,021         17,717,858         12,855,964
     Research and development ..........................            869,886            725,535          2,301,780          1,934,585
     Selling, general and  administrative ..............          2,232,346          1,822,568          5,588,463          4,877,374
     Interest expense - net ............................            353,298            289,891            948,509            866,184
                                                                    -------            -------            -------            -------
                                                                 11,428,836          8,194,015         26,556,610         20,534,107
                                                                 ----------          ---------         ----------         ----------

Income before provision
     for income taxes ..................................          1,126,302            751,895          2,799,147          2,127,225

Provision for income taxes: ............................            343,482            229,979            853,700            649,479
                                                                    -------            -------            -------            -------

Net income .............................................        $   782,820        $   521,916        $ 1,945,447        $ 1,477,746
                                                                ===========        ===========        ===========        ===========

Per share amounts:

Net income per common share
     and common share equivalents,
     primary and fully diluted .........................        $       .14        $       .11        $       .37        $       .30
                                                                ===========        ===========        ===========        ===========


Weighted average number of
     common shares outstanding
     and common share equivalents ......................          5,449,672          4,977,356          5,393,007          4,999,239
                                                                  =========          =========          =========          =========



See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                          -----------------
                                                        Apr. 27,      Apr. 29,
                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................   $ 1,945,447    $ 1,477,746
   Adjustments to reconcile net income to net
       cash provided by operating activities
       net of effects from purchase of subsidiary:
       Imputed interest ..........................        49,852         18,991
       Depreciation ..............................       539,637        592,379
       Amortization ..............................       307,647        301,047
       Deferred income tax provision .............        72,657
   Changes in assets and liabilities:
       (Increase) decrease in trade receivables ..    (2,641,087)       599,933
       (Increase) decrease in cost and estimated
          earnings in excess of billings on
          uncompleted contracts ..................        (8,183)       125,482
       Increase in inventory .....................      (846,861)    (2,462,300)
       Increase in prepaid and other
          current assets .........................      (771,883)      (169,370)
       Decrease (increase) in other assets .......        54,142        (25,266)
       Increase (decrease) in accounts payable -
          trade ..................................     1,147,253       (221,096)
       Increase in accrued liabilities ...........       863,578        224,021
       Increase in income taxes payable ..........       371,809        261,527
                                                         -------        -------
       Net cash provided by operating activities .     1,084,008        723,094
                                                       ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash paid on acquisition of subsidiaries ..    (5,815,540)
   Expenditures for fixed assets .................    (1,082,601)      (736,396)
   (Investment in) sale of marketable
          securities - net .......................      (142,644)         7,314
   Payments to former shareholders of subsidiary
          acquired ...............................       (39,422)      (207,876)
                                                         -------       --------
       Net cash used in investing activities .....    (7,080,207)      (936,958)
                                                      ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from bank borrowing ..............     4,803,572         42,609
   Payment for repurchase of shares ..............       (19,770)      (133,234)
   Proceeds from exercise of stock options
          & warrants .............................     1,059,099        111,864
   Other .........................................       (95,079)       (18,955)
                                                         -------        -------
       Net cash provided by financing activities .     5,747,822          2,284
                                                       ---------          -----

                                                                     (continued)
See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                          -----------------
                                                        Apr. 27,      Apr. 29,
                                                         1996           1995
                                                         ----           ----

Net decrease in cash and cash equivalents ........   $  (248,377)   $  (211,580)

Cash and cash equivalents, beginning of period ...       505,989        445,597
                                                         -------        -------

Cash and cash equivalents, end of period .........   $   257,612    $   234,017
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Interest paid ...............................   $   662,421    $   645,341
                                                     ===========    ===========

     Income taxes paid ...........................   $   434,405    $   167,852
                                                     ===========    ===========


SUPPLEMENTAL SCHEDULE OF INVESTING AND
     FINANCING ACTIVITIES:

     Acquisition of subsidiary ...................   $ 7,707,915
                                                     -----------

     Subordinated note payable for acquisition ...     1,800,000

     Acquisition costs in accrued expenses .......        92,375
                                                          ------
                                                       1,892,375
                                                       ---------
     Cash paid to acquire subsidiary .............   $ 5,815,540
                                                     ===========



Tax benefit related to exercise of stock
               options and warrants ..............   $   139,397
                                                     ===========



                                                                    (concluded)

See notes to  consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of April 27, 1996 and July 29, 1995 and the results of its operations and its cash flows for the nine months ended April 27, 1996 and April 29, 1995.

                  The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as of July 29, 1995.

                  The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of July 29, 1995.


NOTE 2 The results of operations for the three and nine month periods ended April 27, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 3            PERCENTAGE OF COMPLETION ACCOUNTING

                                                                  Balance at
                                                                April 27, 1996
                                                                --------------
                 Costs incurred on uncompleted
                    contracts ..............................       $344,309

                 Estimated earnings ........................         94,921
                                                                     ------
                                                                    439,230

                 Less:  Billings to-date ...................         35,200
                                                                     ------

                 Costs and estimated earnings in
                    excess of billings
                    on uncompleted contracts ...............       $404,030
                                                                   ========


                  The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was $625,570 at April 27, 1996.

NOTE 4            INVENTORY

                  Inventory is stated at a lower of cost (first-in, first-out) or market.

                  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes based on estimated gross margins.

                  Inventory consists of the following:
                                                       April 27,     July 29,
                                                         1996          1995
                                                         ----          ----
                  Finished goods .................   $ 5,952,294   $ 4,398,096
                  Work in process ................    10,416,515     7,642,588
                  Raw material and purchased parts     8,432,418     5,997,674
                                                       ---------     ---------
                  Total ..........................   $24,801,227   $18,038,358
                                                     ===========   ===========

NOTE 5            FIXED ASSETS

                  Fixed assets consist of the following:
                                                       April 27,      July 29,
                                                         1996           1995
                                                         ----           ----
                  Land ...........................   $   694,046   $   694,046
                  Building .......................     2,146,025     2,146,025
                  Machinery and equipment ........     7,819,787     6,624,296
                  Furniture and fixtures .........       816,319       773,694
                  Leasehold improvements .........     1,034,997       790,226
                  Construction in progress .......       239,102        76,023
                  Transportation equipment .......        11,425        10,987
                                                          ------        ------
                                                      12,761,701    11,115,297
                                                      ----------    ----------
                  Less accumulated depreciation
                    and amortization .............     3,851,169     3,362,516
                                                       ---------     ---------
                                                     $ 8,910,532   $ 7,752,781
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

NOTE 7            STOCK DIVIDEND

                  On November 20, 1995, the Company declared a 3 percent stock dividend to holders of record on December 5, 1995, which was paid on December 21, 1995.

NOTE 8            LONG-TERM DEBT

                  On March 5, 1996 the Company and its lending bank entered into an Amended and Restated Credit Agreement wherein the bank increased the Company's line of credit to $24,000,000, consisting of a $10,000,000 five-year term loan and a four-year revolving credit line of $14,000,000. Initial borrowings made under this credit line on March 6, 1996 were used to pay off existing term loans, the existing revolving credit loan balance and to fund the acquisition of certain assets of the Gendex Medical Division ("Gendex") of Dentsply International Inc. Borrowing under the revolving credit loan is based upon a formula based on 80 percent of eligible accounts receivable and 50 percent of inventory with a $2,000,000 maximum sublimit for letters of credit. Interest will be computed at prime, or at the Company's option, at a rate tied to the London Interbank Borrowing Rate ("LIBOR").

NOTE 9            ACQUISITION

                  On March 6, 1996, the Company and its newly-formed wholly-owned subsidiary, Gendex-Del Medical Imaging Corp. ("Gendex-Del") acquired certain assets, including inventories, fixed assets, intangibles and the use of the Gendex trade name, of the Gendex Medical Division of Dentsply International Inc. ("Gendex acquisition"), for $5,700,000 in cash and a subordinated term note of $1,800,000. The subordinated term note bears interest at 7.75 percent, which is payable quarterly, with principal payments beginning three years after closing. The Company assumed the lease for the Gendex facility in Franklin Park, Illinois and will operate the business under the Gendex-Del name. The Company entered into a supply agreement with Dentsply International Inc. for certain components and parts used in the manufacture of medical x-ray equipment and systems of Gendex.

                  The acquisition has been accounted for as a purchase and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon a preliminary estimate of fair value at the date of acquisition and is subject to modification as more information becomes available.

                  Unaudited pro forma financial infomation for the nine month periods ended April 27, 1996 and April 29, 1995, as if the acquisition occurred at the beginning of the respective fiscal period, is as follows:


                                                       Nine Months Ended
                                                     Apr. 27,      Apr. 29,
                                                       1996          1995
                                                       ----          ----
                  Net sales ....................   $39,498,635   $38,363,199
                                                   ===========   ===========

                  Income before provision for
                    income taxes ...............   $ 2,294,947   $ 1,758,484
                                                   ===========   ===========

                  Net Income ...................   $ 1,589,028   $ 1,221,471
                                                   ===========   ===========

                  Net income per common share
                    and common share equivalents
                    primary and fully diluted ..   $       .30   $       .25
                                                   ===========   ===========


                  The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Company acquired Gendex-Del at the beginning of the respective periods or of results to be achieved in the future.


NOTE 10           SUBSEQUENT EVENT

                  On June 6, 1996, the Company completed the public offering of 2,000,000 shares of its common stock. The net proceeds of this offering were approximately $19,190,000 after deducting underwriting fees and estimated expenses, and were used to repay revolving credit loans, long term debt and the subordinated term note to Dentsply International Inc., with the balance added to working capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the three months ended April 27, 1996 were approximately $12.6 million as compared to approximately $8.9 million, an increase of approximately 40.3 percent over the corresponding period in the prior year. Net sales for the nine months ended April 27, 1996 were approximately $29.4 million compared to approximately $22.7 million, an increase of approximately 29.5 percent over the corresponding period in the prior year. These increases are due to net sales from the newly formed Gendex-Del subsidiary, since its inception on March 6, 1996 and internal growth from existing operations.

     Due to the Company's 52/53 week reporting period, the 1996 three month period was only 12 weeks as compared to 13 weeks in the corresponding prior period. Despite the effect of less days in this year's three month period, for the nine months ended April 27, 1996, net sales for the on-going operations increased approximately $3.8 million over last year's nine month period.

     Cost of sales, as a percentage of net sales for the three months ended April 27, 1996, was 63.5 percent compared to 59.9 percent for the prior corresponding period. Cost of sales, as a percentage of net sales for the nine months ended April 27, 1996, was 60.4 percent compared to 56.7 percent for the prior corresponding period. These changes were due to the change in product mix in the periods. The current year periods include the gross margins of medical imaging systems manufactured by Gendex-Del which are presently lower than the margins of the Company's other products.

     Research and development expenses increased to approximately $870,000 for the three months ended April 27, 1996 from approximately $726,000 for the three months ended April 29, 1995. Research and development expenses increased to approximately $2.3 million for the nine months ended April 27, 1996 from approximately $1.9 million for the nine months ended April 29, 1995. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

     Selling, general and administrative expenses were approximately $2.2 million in the three months ended April 27, 1996 as compared to approximately $1.8 million in the same period in the prior year. Selling, general, and administrative expenses increased to approximately $5.6 million for the nine months ended April 27, 1996 from approximately $4.9 million for the same period in the prior year. These increases were primarily attributable to increased selling and international marketing expenses, advertising and sales commissions due to increased sales levels in the respective periods. The 1996 periods include the selling, general and administrative expenses of Gendex-Del.

     Net interest expense was approximately $353,000 for the three months ended April 27, 1996 compared to approximately $290,000 for the corresponding prior period. This increase was attributable to the increase in long term debt incurred to finance the Gendex acquisition. Net interest expense was approximately $949,000 for the nine months ended April 27, 1996 compared to approximately $866,000 for the corresponding prior period. This increase is due to higher average credit balances outstanding in the nine months ended April 27, 1996 due to the Gendex acquisition, partly offset by lower interest rates.

     Income tax expense was 30.5 percent of pre-tax income in the nine months ended April 27, 1996 and the nine months ended April 29, 1995. The decrease from statutory rates is primarily due to sales being made through the Company's

Foreign  Sales  Corporation,  research  and development and other tax credits.

     Net income increased to approximately $783,000 for the three months ended April 27, 1996, an increase of approximately 50.0 percent from $522,000 for the prior corresponding period. Net income per common share increased to $.14 from $.11 even though the weighted number of common shares outstanding and common share equivalents increased approximately 9.5 percent to 5,449,672 from 4,977,356. Net income increased to approximately $1.9 million for the nine months ended April 27, 1996, an increase of approximately 31.6 percent from approximately $1.5 million for the prior corresponding period. For the nine months ended April 27, 1996 primary and fully diluted net income per share was $.37 as compared to $.30 for the nine months ended April 29, 1995. The number of outstanding shares and common share equivalents increased 12.1 percent from the nine month period ended April 29, 1995. The increases in net income for the three and nine month periods ended April 27, 1996 are primarily due to higher sales levels to the Company's medical imaging and diagnostic and industrial product customers.

     The backlog of unshipped orders at April 27, 1996 was approximately $23.8 million.


LIQUIDITY AND CAPITAL RESOURCES

     The  Company  has  funded  its  operations  and   acquisitions   through  a
combination of cash flow from operations, bank borrowing and the issuance of Common Stock.

     Working Capital. At April 27, 1996 and July 29, 1995, the Company's working capital was approximately $27.1 million and $20.6 million, respectively. At such dates the Company had approximately $258,000 and $506,000, respectively, in cash and cash equivalents.

     Trade receivables at April 27, 1996 increased approximately $2.6 million as compared to July 29, 1995, primarily as the result of the inclusion of the Gendex-Del accounts receivable for the quarter ended April 27, 1996.

     Inventory at April 27, 1996 increased approximately $6.8 million as compared to July 29, 1995, of which approximately $5.0 million is attributable to the inclusion of Gendex-Del inventory as of April 27,1996. Major new orders received in the nine months ended April 27, 1996 resulted in the additional increase in inventory levels.

     Prepaid expenses and other current assets increased approximately $713,000 at April 27, 1996 as compared to July 29, 1995. This increase was primarily attributable to advanced payments for inventory for Del Medical Systems under its exclusive distribution agreement for diagnostic medical image enhancers, annual insurance policy premiums and additional costs incurred relating to the Gendex acquisition.

     Intangible assets of $1.7 million were acquired as part of the assets purchased from Dentsply International Inc., in connection with the Gendex acquisition. They include certain patents and trademarks as well as the use of the Gendex and Universal trade names.

     Credit Facility and Borrowing. On March 5, 1996, in conjunction with the Gendex acquisition, the Company and its lending bank entered into an Amended and Restated Credit Agreement wherein the bank increased the Company's line of credit to $24.0 million, consisting of a five-year $10.0 million term loan and a four-year revolving line of credit of $14.0 million. Borrowings under the revolving line of credit are based on 80 percent of eligible accounts receivable and 50 percent of inventory, with a $2.0 million maximum sub-limit for letters of credit. Borrowings under this credit line were used to pay off the existing term loans and the existing revolving credit loan balance. Interest will be computed at prime, or at the Company's option, at a rate tied to LIBOR. Approximately $5.8 million of this credit line was used to purchase certain assets of the Gendex Medical Division from Dentsply International Inc., on March 6, 1996. In connection with such purchase, the Company delivered a seven-year $1.8 million subordinated note to Dentsply with interest at 7.75 percent, payable quarterly. At April 27, 1996, the Company had outstanding borrowings of $10.0 million under the term loan and approximately $7.6 million under the revolving credit loan. The unused and available portion of the line of credit was approximately $5.8 million, after deducting outstanding letters of credit of approximately $542,000.

     On June 12, 1996, as the result of the sale of 2.0 million shares of common stock, the Company repaid $9.5 million of its $10.0 million term note, $5.0 million of its revolving credit loan and its $1.8 million subordinated note to Dentsply International Inc. The Company had $13.9 million of available credit under its revolving credit loan and was in discussions with its primary lending bank regarding the conversion of its $10.0 million term note into a 5 year $10.0 million credit line designated for acquisitions.

     Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $1.1 million for capital equipment for the nine month period ended April 27, 1996. Fixed Assets, representing principally manufacturing equipment of approximately $617,000 were purchased in connection with the Gendex acquisition. At April 27, 1996, the Company had commitments totalling $150,000 to improve the manufacturing control systems and computer systems at certain of its manufacturing operations. The funds for capital improvements were derived from operations and short-term borrowings.

     The Company may expand its technical and marketing capabilities and product lines through the acquisition of other companies, businesses or technologies that are complementary to the Company's current business.

     The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its current operating cash needs.

                                     PART II

Item 1.           Legal Proceedings  - None


Item 2.           Changes in Securities  - None


Item 3.           Defaults on Senior Securities - None


Item 4.           Submission to a Vote of Security Holders - None


Item 5.           Other Information

                  (a)      Exhibits:
                           Exhibit 11 - Computation of Earnings per Common Share
                           Exhibit 27 - Financial Data Schedule

                  (b)      Report on Form 8-K:

                           A report on Form 8-K was filed with the Commission by the Company on March 21, 1996 in connection with the acquisition of certain assets of the Gendex Medical division of Dentsply International Inc. A report on Form 8-K/A was filed with the Commission by the Company on May 6, 1996 containing condensed consolidated pro forma financial information relating to such acquisition.

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






                                        DEL GLOBAL TECHNOLOGIES CORP.



                                        /S/LEONARD A. TRUGMAN
                                        ---------------------
                                        Leonard A. Trugman
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and President




                                        /S/MICHAEL H. TABER
                                        -------------------
                                        Michael H. Taber
                                        Vice President Finance and Secretary,
                                        Chief Accounting Officer




Dated:   June 17, 1996