Form 10-K405
period 1996-08-03
DEL GLOBAL TECHNOLOGIES CORP
filed 1996-11-13
CIK 27748

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR FISCAL YEAR ENDED AUGUST 3,1996
                         COMMISSION FILE NUMBER 1-10512

                          DEL GLOBAL TECHNOLOGIES CORP.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)



           New  York                                     13-1784308
(State  or  other  jurisdiction  of          (IRS  Employer Identification No.)
 incorporation or organization)





1 Commerce Park, Valhalla, New York                                  10595
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: 914-686-3600 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:



Title of each class                    Name of each exchange on which registered
  Common Stock,                                   The Nasdaq Stock Market
 $.10 Par Value

--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $64,604,990 at the close of business on October 25, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of business on October 25, 1996.

                            Common Stock - 7,188,188

                                     PART I

ITEM 1.     BUSINESS

            The Company is comprised of (i) Del Global Technologies Corp. ("Del"), a New York corporation which was incorporated in 1954; (ii) RFI Corporation ("RFI"), a Delaware corporation and wholly-owned subsidiary of the Company, which was incorporated in 1961; (iii) Dynarad Corp. ("Dynarad"), a New York corporation and wholly-owned subsidiary of the Company which was incorporated in 1992 (formerly known as Porta Ray, Inc. which was founded in
1975); (iv) Bertan High Voltage Corp. ("Bertan"), a New York corporation and wholly-owned subsidiary of the Company which was incorporated in 1994 (formerly known as Bertan Associates, Inc. which was founded in 1969); (v) Del Medical Systems Corp. ("Del Medical"), a New York corporation and wholly-owned subsidiary of the Company which was incorporated in 1994 and (vi) Gendex-Del Medical Imaging Corp. ("Gendex-Del"), a Delaware corporation and a wholly-owned subsidiary of the Company, which was incorporated in March 1996 (formerly known as the Gendex Medical Division of Dentsply International Inc.).

            Del Global  Technologies  Corp. is primarily  engaged in the design, manufacture and marketing of medical imaging systems and critical electronic subsystems for medical imaging and diagnostic products. The Company's products are designed to provide cost-effective, high-quality solutions to the needs of its customers. The Company's medical imaging systems include mammography systems, high frequency x-ray generators and x-ray systems (both stationary and portable) sold under both its trade names and private labels. The Company's critical electronic subsystems are custom engineered to complex customer performance specifications and include high voltage power components, such as power supplies, capacitors, transformers and pulse forming networks. These products are utilized by OEMs ("Original Equipment Manufacturers") for medical imaging and diagnostic products having a broad range of applications such as computerized tomography (CT), magnetic resonance imaging (MRI), bone densitometry, radiography, blood analysis, medical laser surgery and nuclear medicine. As a result of its record for quality and reliability, the Company has developed close working relationships with its OEM customers. These relationships often result in the Company's selection as the sole source provider of these critical electronic subsystems to OEMs. The Company also designs, manufactures and markets precision power conversion products for non-medical applications and electronic noise suppression systems for telecommunications equipment.

            The Company's medical systems and critical electronic subsystems are designed to meet the needs of the healthcare industry to reduce medical imaging and diagnostic costs. The Company focuses its sales, marketing and development efforts primarily on medical imaging systems and critical electronic subsystems priced at under $100,000 per unit. The Company's medical imaging systems have a list price of approximately $9,000 to $70,000 per unit; however, the Company believes that its products offer comparable performance to competing products typically priced higher. The Company's cost-effective medical imaging systems and subsystems also meet the increasing international demand for such products.

            OEMs are also attempting to lower their cost structures by outsourcing their requirements for certain critical electronic subsystems to lower cost manufacturers such as the Company. The Company has successfully utilized its engineering and manufacturing skills to provide such subsystems on a cost-effective basis. In addition, the Company's longstanding customer relationships have provided the Company with substantial opportunities to demonstrate its expertise and expand its sale to OEMs.

            During the past four years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. Most significantly, in March 1996 the Company completed the acquisition of certain assets of Gendex. The Gendex division of Dentsply International Inc., which designed, manufactured and marketed medical imaging systems and related products, had revenues of approximately $18.9 million during the calendar year ended December 31, 1995. The Company's sales of medical imaging products increased from approximately $3.4 million or 17.7 percent of total net sales in fiscal 1992 to approximately $26.0 million or 59.3 percent of total net sales in fiscal 1996. Reflecting worldwide demand for its products and increased international sales efforts, the Company has increased export sales from approximately $5.3 million in fiscal 1992 to approximately $17.4 million in fiscal 1996. Export sales consist of direct sales of the Company's products and sales of subsystems that are incorporated into OEM's products for export.

Industry Background

            Medical Imaging Systems. Medical imaging systems of the types manufactured by the Company use x-ray technology to produce images of matter beneath an opaque surface. An imaging system principally consists of a high voltage power supply, an x-ray tube and an image recording system, which is usually film. X-rays are generated as a result of high voltage being applied to the x-ray tube. The performance of the x-ray system, including image resolution, is directly linked to the precision performance of the high voltage power supply. The object to be imaged is placed between the x-ray tube and the film. X-rays, which are not reflected by opaque surfaces, pass through the object and expose the film. However, if the object is comprised of areas of varying densities or chemical compositions, x-rays will be absorbed by the denser areas or areas of certain chemical compositions in proportion to the density or chemical composition of the matter. As a result, the film will be exposed to a varying degree, thereby producing an image of the density or chemical variation within the object. For example, since bone has a greater density than the surrounding tissue in the body, x-rays can be used to produce an image of a skeleton.

            X-ray systems are differentiated by a number of key characteristics such as image resolution, accuracy, portability, size and cost. The design of an x-ray system requires complex engineering which determines the performance factors required of the various components of the system.

            Critical Electronic Subsystems. Critical electronic subsystems for medical imaging and non-medical applications of the types manufactured by the Company consist of high voltage power conversion components such as power supplies, capacitors and transformers. High voltage power supplies are used to transform commercially generated electric power from low voltage to high voltage. High voltage power supplies raise the input voltage from the available level to the significantly higher level required to operate the customer's electronic equipment. They must be designed to meet specific requirements and involve complex engineering including specialty high voltage magnetics, specialty engineering materials and unique manufacturing processes, as well as special testing and evaluation techniques.

            Noise Suppression Products. Noise suppression products are used to reduce or eliminate interfering signals generated by internal or external electronic components and equipment which otherwise could interfere with the normal operation of electronic equipment and systems. A noise suppression product may range in size from the miniature type, which utilizes discoidal ceramic monolithic capacitors (miniature capacitors made of ceramic material), to multi-circuit subsystems handling high power requirements and weighing thousands of pounds. Poor transmission reception in electronic devices can result from the proximate operation of other electronic devices which generate unwanted electrical signals. This problem is severely compounded in many communications environments where there are a large number of electronic devices in a confined area, such as in voice or data communications systems in an airplane or ship. Noise suppression products are required by various types of equipment manufacturers in order to comply with government regulations and specifications and commercial standards. These products may be integrated within the electronic equipment for which they have been designed or, in the case of large noise suppression products, connected externally to such equipment, or to an external power source which may power an entire facility.

Medical Imaging Products

            Medical Imaging Systems. The Company's medical imaging systems are sold under the GENDEX(TM), UNIVERSAL and Dynarad brand names. The list prices of the Company's medical x-ray systems range from approximately $9,000 to $70,000 per unit.

            Mammography  Systems.  The  Company's   mammography  systems  permit
imaging of the breast for both screening and diagnostic procedures. The MAMEX(TM) high frequency mammography system uses a microprocessor controlled, constant potential, high frequency generator for greater energy efficiency at lower kV outputs, resulting in images with higher contrast. The system's sophisticated "Autocomp" automatic kV program ensures proper selection of kV within the first 50 milliseconds of exposure, regardless of breast tissue type. The NOVA SC Mammography system features "PNEUFLO" pneumatic, patient controlled breast compression to reduce procedural discomfort, increase x-ray penetration and produce superior image resolution. The NOVA SC Mammography System also features a fully integrated micro-processor driven data management system.

            Stationary Medical X-ray Systems. Under the GENDEX(TM) brand name, the Company produces a full product line of high frequency medical x-ray generators, such as the GENDEX(TM) GX-30, which economically provide superior quality x-ray generation associated with high frequency technology, resulting in lower patient dosage, extended tube life and less blurring due to patient motion when compared to single phase generators. The GX-30 generator was developed for both the replacement and new installation markets.

            The Company also produces a broad line of single phase radiographic generators, floor and wall tube mounts, tables and film holders. The EV-200 elevating x-ray table has a four-way float top and adjustable height features to ease the positioning of non-ambulatory and casted patients. The Company also markets a floor rotating tubestand.

            The Company's premium x-ray products, the ATC 725/525 line of products, are anatomically programmed high frequency generators. The technician needs only to input the body region to be imaged, the desired view of that region and patient thickness. The generators, through microprocessor controllers, will then automatically select the proper exposure parameters from the database of 2,400 possible combinations. A total of 120 different examinations covering eight body regions and up to 15 views per region can be preprogrammed into the unit's Anatomically Programmed Radiology ("APR") memory. These controls assure the production of consistent films for a given examination regardless of the technician performing the examination.

            Portable Medical X-Ray Systems. The Company is also a leader in the portable x-ray market with its HF-110A and PHANTOM systems. Both of these portable systems utilize high frequency, microprocessor controlled technology to produce consistent quality x-rays with the added advantages of being smaller, lighter in weight and more cost-effective than stationary x-ray systems. Both systems are FDA certified, UL recognized and meet international safety and quality standards. The Dynarad 9000 Series of portable x-ray systems consist of lightweight portable full-wave rectified generators, equipped with LCD kV digital displays of pre-indicated kV. The 9000 Series is available on three mobile stands. The Dynarad 1200 Series is a compact, reliable portable system, designed for international use. It can be operated within a wide range of environmental and electrical conditions. The 1200 Series is ideal for hospital clinics, mobile medical and military field operations because it is extremely lightweight and versatile.

            The portable Alpha-MPDX intra-oral dental system is built into a shippable container which houses all the parts for shipment as well as becoming the system base in the operational mode. The system's design provides a durable, lightweight field dental x-ray system capable of operating from fluctuating motor generator power or from domestic power sources around the world by utilizing modern, high frequency power conversion techniques.

            Critical Electronic Subsystems for Medical Applications. The Company's research and development program is often conducted in conjunction with its customers in order to obtain custom solutions for end use requirements. As a result, the Company is often the sole source provider to its OEM customers. The Company's high voltage power supplies deliver precisely regulated output power while operating over a very wide range of temperatures, altitudes, humidity, shock and vibration conditions. The Company has designed power supplies that deliver power over a range from several watts up to 60 kilowatts with output voltage ranging from hundreds of volts up to several hundred thousand volts. Operating frequencies range from 60 hertz up to 100 kilohertz.

Non-Medical Products

            Critical Electronic Subsystems for High Voltage Power Conversion Applications. The Company's critical electronic subsystems for high voltage power conversion applications consist of high voltage DC power supplies, high and low voltage power supplies and high voltage transformers. Such products are used in many leading-edge high technology scientific and industrial applications by OEM manufacturers, universities and private research laboratories. The Company has also been a supplier of miniature HV powers supplies used in detection systems for hazardous materials, serving this market for approximately 20 years.

            Noise   Suppression   Products.   Certain  of  the  Company's  noise
suppression products are designed to assure that equipment manufactured for government applications meets rigid standards for interference generation and susceptibility. In addition, these products are designed to prevent classified cryptographic and data signals used in government and industrial applications from accidentally emanating and compromising government or industrial intelligence. The Company's noise suppression product designs are listed on the United States Government's Qualified Products Lists. Such products are used on satellites, space applications and other critical applications that require approved high reliability products.

            The Company offers custom designed and standard noise suppression products to meet customer specifications. The Company's catalog contains approximately 1,200 standard noise suppression products. During fiscal 1996 approximately 65 percent of the Company's noise suppression product sales were attributable to custom designed products and approximately 35 percent were attributable to catalog products.

            Applications. The Company has developed state-of-the-art, multi-channel critical electronic subsystems for industrial laser machining, ion implantation, energy exploration, electrostatic deposition, photomultiplier tube, x-ray tube, travelling wave tube, cathode ray tube and ion pump applications, food processing and steel rolling. In addition, critical subsystems of the Company's high voltage DC power supplies are included in analytical and material research equipment, nuclear instrumentation, process control equipment, automatic test equipment, scanning electron microscopes and semi-conductor manufacturing equipment. The Company is a key supplier of critical electronic subsystems for high voltage power conversion applications to such customers as Schlumberger Ltd., Micrion Corp., Litton Industries, Inc., Varian Associates, Inc., Eaton Corporation and various United States and foreign governmental agencies.

            The Company's noise suppression products are used in voice and data communications equipment, computer equipment and government communications systems, cellular telephone relay sites (cells) and other state-of-the-art voice and data transmission modalities. The Company's filtering equipment allows the major suppliers of telephone and cellular services to isolate subscribers' calls and markedly improve overall system performance. The Company is a key supplier of noise suppression products for use in telephone switching equipment for AT&T Corp., Northern Telecom Limited, ITT Gilfillan and Westinghouse Electric Corp.

Marketing, Sales and Distribution

            The Company's medical imaging systems are distributed in the United States and certain foreign countries, by a network of approximately 400 dealers. Medical imaging systems dealers are supported by the Company's regional managers, product line managers and technical support groups, who train dealer sales personnel and participate in customer calls. Technical support in the selection, use and maintenance of the Company's products is provided to dealers and professionals by customer service representatives. The Company also maintains telephone hotlines to provide technical assistance to dealers and professionals. Additional product and dealer support is provided through participation in medical equipment exhibitions and trade advertising. The Company exhibits it products at the American College of Surgeons Annual Meetings, at the Radiological Society of North American Conferences in Chicago and at the MEDICA Medical Conference in Dusseldorf, Germany.

            The Company markets its critical electronic subsystems for both medical and non-medical products through 17 in-house sales personnel, approximately 48 exclusive independent sales representatives in the United States and approximately 90 exclusive international agents principally in the Middle East, Canada, Europe, Asia, Australia and India. Sales representatives are compensated primarily on a commission basis; the international agents are compensated either on a commission basis or act as independent distributors. The Company's marketing efforts emphasize its ability to custom engineer products to optimal performance specifications and the Company's record for quality and reliability. The Company emphasizes team selling where a sales representative, a Company engineer and management personnel work together to market the Company's products. The Company also markets its products through its catalogs and through trade journals and participation in industry shows.

Product Development

            The  Company  has an  extensive  ongoing  research  and  development program. As of August 3, 1996, the Company employed 52 persons in research and development, who are engaged both in the design of customized products and in the Company's ongoing research and development activities. The Company's expenditures for research and development were approximately $3.4 million in fiscal 1996, $2.9 million in fiscal 1995, and $2.3 million in fiscal 1994. Approximately 80 percent of all new critical electronic subsystems produced by the Company are designed and developed to customer specifications for use as components of the customer's equipment. For example, the Company has developed cost-effective anode modules for CT scanners and a "ruggedized" miniature HV oil exploration probe for a Fortune 50 multi-national corporation. The Company generally retains all custom technology developed to meet customer specifications in connection with new electronic subsystems.

            Certain new products are developed by the Company as standard products for industry at large after the Company has evaluated their potential. Such products include standardized HV, high frequency rack mounted power supplies and associated modules for use as precision test equipment by industrial laboratories, universities and research facilities. In addition, many new custom designed noise suppression products are eventually made available as standard products in the Company's catalog.

            The Company has computer-assisted design (CAD) systems to facilitate the design of printed circuit boards for its power conversion products and assist in the mechanical design of its products, thereby enhancing product development and customized design services. The Company utilizes the CAD systems in the mechanical design of its noise suppression products in order to optimize the miniaturization and packaging of such products.

            The Company's long term customer relationships have facilitated and enhanced product development. Many customers have consulted with the Company concerning their product development programs, enabling the Company to custom design critical electronic subsystems and noise suppression products for new generations of customer products.

Manufacturing

            The Company manufactures its HV power conversion components in two facilities, one in Valhalla, New York and a second in Hicksville, New York. The Company manufactures all of its electronic noise suppression filters and capacitor components at its facility in Bay Shore, New York. The Company manufactures its cost effective medical imaging products at its facility in Deer Park, New York and at its facility in Franklin Park, IL.

            The Company maintains a complete engineering laboratory for quality control and environmental testing. In particular, the Company has an extensive environmental testing department for the testing of its products against temperature fluctuations, vibration, shock, humidity, electro-magnetic pulse and other adverse environmental conditions.

            All of the raw materials used by the Company in the manufacture of its products are purchased from various suppliers and are available from numerous sources. No single supplier accounts for a significant percentage of the Company's raw material requirements. The Company has not encountered any difficulty in obtaining such supplies and believes that if any current source of supply for a particular material or component became unavailable, alternate sources of supply would be available at comparable price and delivery schedules.

Export Sales

            During the three fiscal years ended August 3, 1996, July 29, 1995 and July 30, 1994, export sales accounted for approximately 40 percent, 36 percent and 28 percent, respectively, of the Company's revenues. Export sales are made principally in Europe, the Far East, the Middle East and North America.

Backlog

            The Company's backlog at August 3, 1996 was approximately $23.0 million compared to a backlog of approximately $18.9 million at July 29, 1995, and approximately $17.2 million at July 30, 1994. Substantially all of the backlog will result in shipments within the next 12 months.

Competition

            The markets for the Company's products are highly competitive and subject to technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future. Many of the Company's current and potential competitors have substantially greater financial, marketing and other resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Although the Company believes that its products are more cost-effective than those of its primary competitors, certain competing products may have other advantages which may limit the Company's market. There can be no assurance that continuing improvements in current or new products will not make them technically equivalent or superior to the Company's products in addition to providing cost or other advantages. There can be no assurance that the Company's current products, products under development or ability to introduce new products will enable it to compete effectively.

Trademarks and Patents

            The Company's trademark properties are important and contribute to the Company's marketing position. To safeguard these properties, the Company maintains trademark registrations in the United States and in significant international markets for its products. As part of its acquisition of certain assets of Gendex, the Company acquired the UNIVERSAL trade name and has been granted a license to use, in conjunction with the word "medical", the GENDEX(TM) trademark for medical imaging systems for five years from March 1996. The Company owns the FILTRON(R) trademark for noise suppression products. The Company does not consider that its business is materially dependent on patent protection.

Government Regulation

            The Company's medical imaging systems are subject to regulation under both the Federal Food, Drug, and Cosmetics Act and the Radiation Control for Health and Safety Act. These statutes, in combination and individually, impose strict requirements dealing with the safety, effectiveness and other properties of the products to which they apply and address elements relating to the testing, manufacturing standards and procedures, distribution, record keeping, report making, labeling, promotion and radiation emitting qualities of these products. Failure to comply can result in, among other things, the imposition of fines, criminal prosecution, recall and seizure of products, injunctions restricting or precluding production or distribution, the denial of new product approvals and the withdrawal of existing product approvals.

            Prior to commercial distribution in the United States, most medical products, including the Company's, must be listed with the FDA and the facilities in which they are manufactured must be registered with the FDA. Additionally, prior to distribution, the products are required to be subjected to a review process by the FDA to assess whether they qualify for marketing under a "510(k)" Premarket Notification Process as substantially equivalent to a product marketed before May 28, 1976 or whether an application for Premarket Approval must be favorably acted upon before they may be distributed. All of the Company's products to date have met the appropriate FDA requirement for marketing.

            The Company is also subject to certain other FDA regulations and the Company's manufacturing processes and facilities are subject to continuing review by the FDA. The Company must also comply with current GMP regulations promulgated by the FDA. These regulations require, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures and (ii) the production of medical products, which meet the manufacturer's specifications, be validated by extensive and detailed testing of every aspect of the process. They also require investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. Manufacturing facilities are therefore subject to FDA inspection on an unscheduled basis to monitor compliance with GMP requirements. If violations of the applicable regulations are noted during FDA inspections of the Company's manufacturing facilities, there may be a material adverse effect on the continued marketing of the Company's products through the imposition of penalties or withdrawal of approvals. The Company is required to expend time, resources and effort in product manufacturing and quality control to ensure compliance. The Company is in substantial compliance with current GMP requirements, as well as other applicable FDA regulations.

            The Company's marketing of its products in several foreign markets is subject to qualification and regulation by applicable foreign governments. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 certification, which is analogous to compliance with the FDA's GMP requirements.

The Company is in the process of obtaining ISO 9000 certification for certain of its operating facilities; however, there can be no assurance that such facilities will receive ISO 9000 certification or that the Company will be able to continue to meet the requirements for ISO 9000 certification. The Federal government, most states and certain foreign countries monitor and require licensing of x-ray devices and the handling of radioactive material. Failure to comply with such laws could subject the Company to fines and penalties. The Company has obtained the requisite regulatory approval for its systems where it markets its products. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

            No assurance can be given that the FDA or foreign regulatory agencies will give the requisite approvals or clearances for any of the Company's medical imaging systems and other products under development on a timely basis, if at all. Moreover, after clearance is given, both in the case of the Company's existing products and any future products, these agencies can later withdraw the clearance or require the Company to change the system or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to withdraw, recall, repair, replace or refund the cost of the medical system, if it is shown to be hazardous or defective.

            The Company is subject to various United States government guidelines and regulations relating to the qualification of its non-medical products for inclusion in Government Qualified Product Lists in order to be eligible to receive purchase orders from a government agency or for inclusion of a product in a system which will ultimately be used by a governmental agency. The Company has had many years of experience in designing, testing and qualifying its products for sale to governmental agencies. Certain government contracts are subject to cancellation rights. The Company has experienced no material termination of a government contract and is not aware of any pending terminations of government contracts.

            The Company has not experienced in fiscal 1996, and does not anticipate, any material expenditures in connection with its compliance with Federal, state or local environmental laws or regulations.

Employees

            As of August 3, 1996, the Company had approximately 440 employees, including 11 executive officers, 31 persons in general administration, 24 persons in marketing, 322 persons in manufacturing and 52 persons in research and development. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

ITEM 2.     PROPERTIES

            The Company's executive headquarters are located in a facility in Valhalla, New York in which the Company leases approximately 37,000 square feet and where it designs and manufactures some of its power conversion components. The facility is held under a lease expiring on July 31, 2002. The current annual base rent for such premises is approximately $286,000. RFI owns a 55,000 square foot facility located on four acres in Bay Shore, Long Island, where it engages in electronic filter design and manufacturing. Dynarad Corp. leases approximately 24,000 square feet of its facility in Deer Park, New York, under a lease expiring August 31, 2002 where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $250,000. Bertan leases approximately 38,000 square feet of its facility in Hicksville, New York under a lease expiring May 31, 2004 where it designs and manufactures some of its power conversion devices. The current annual base rent for such premises is approximately $383,000. Gendex-Del leases approximately 68,000 square feet of its facility in Franklin Park, IL under a lease which can be extended through January 2003 where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $182,000.The Company believes that its current facilities are sufficient for its present requirements.

ITEM 3.     LEGAL PROCEEDINGS

            RFI is a defendant in an action pending in the Supreme Court of the State of New York, Kings County on July 25, 1994. The plaintiffs, Mark Palmer Hansen and the other individuals named in the pleading, claim that while they were employed by Unisys, they were injured as a result of exposure to an allegedly toxic substance contained in certain filters manufactured by Filtron Co., Inc. The principal defendants in the action are Filtron Co., Inc., RFI and Paramax Systems Corporation. Plaintiff's exposure to the alleged toxic substance occurred prior to the Company's purchase of selected assets of Filtron Co., Inc. from ARX, Inc. Furthermore, Filtron Co., Inc. and ARX, Inc. are contractually obligated to indemnify the Company in connection with this claim. The Company's product liability insurance carrier has appointed counsel to defend this action. The Company believes it has meritorious defenses to the claim.

            The Company settled litigation in which the plaintiff , Terry Groom, a former employee of Schlumberger Technology Corp., claimed that he was injured while employed. The plaintiff alleged that the Company was involved in the supply of a component used in connection with certain Schlumberger projects. The Company's product liability insurance carrier covered all costs of the settlement, and therefore, there was no financial impact on the Company as a result of this settlement.

            Management does not believe that the resolution of the above legal proceeding will have a material effect on the Company's consolidated financial condition and results of operations.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                                       PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            As of June 10,1996, the Company's common stock began trading on the Nasdaq Stock Market under the symbol DGTC. From April 18, 1990 to June 10, 1996, the Company's common stock was traded on the American Stock Exchange under the symbol DEL. The following table shows the high and low closing sales prices per share of common stock for the past twelve quarters.

                                          Year Ending               Year Ending
                                        August, 3 1996             July 29, 1995
                                          High    Low                High    Low

        First Quarter                   6 5/8      5 1/2            6 3/8  5 1/8
        Second Quarter                  8          6                5 7/8  4 1/2
        Third Quarter                   8 1/2      7 3/8            5 5/8  4 7/8
        Fourth Quarter                 19 3/8      7 1/4            6 5/8  5 1/8

The above prices have been restated to give retroactive effect to 3% stock dividends declared in June 1996, November 1995, May 1995, November 1994, May 1994 and November 1993.

The approximate number of holders of record of the Company's common stock $.10 par value as of August 3, 1996 was 1,195.

The Company has not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

DEL GLOBAL TECHNOLOGIES CORP.  AND SUBSIDIARIES

                                                                   Fiscal Year Ended
                                         ----------------------------------------------------------------
                                           August 3,        July 29,   July 30,    July 31,    August 1,
INCOME STATEMENT DATA:                       1996            1995(b)    1994(b)     1993(b)      1992
  Net  sales                             $43,745,454   $32,596,312  $24,327,015  $22,287,315  $18,948,930
                                         -----------   -----------  -----------  -----------  -----------

    Cost and expenses:
      Cost of sales                       27,355,262    19,177,999   15,179,081   13,455,261   11,754,344
      Research and development             3,429,331     2,861,844    2,253,412    1,712,881    1,262,263
      Selling, general and
       administrative                      7,503,689     6,622,690    4,862,519    4,390,267    3,473,622
      Interest expenses - net              1,148,639     1,191,142      576,832      360,149      308,525
                                          ----------    ----------   ----------   ----------   ----------
                                          39,436,921    29,853,675   22,871,844   19,918,558   16,798,754
                                          ----------    ----------   ----------   ----------   ----------
  Income before provision
     for income taxes                      4,308,533     2,742,637    1,455,171    2,368,757    2,150,176

  Provision for income taxes               1,393,111       837,428      341,525      708,000      657,792
  Cumulative effect of change in method
    for accounting for income taxes                -             -       76,363            -            -
                                          ----------    ----------   ----------   ----------   ----------
  Net income                              $2,915,422    $1,905,209   $1,190,009   $1,660,757   $1,492,384
                                          ==========    ==========   ==========   ==========   ==========

  Netincome per common share and
    common  share  equivalents,
    before  cumulative
    effect of change in method
    for accounting for income taxes       $      .50    $      .38   $      .22   $      .35   $      .33

  Cumulative effect of change in method
    for accounting for income taxes                -             -          .02            -            -
                                          ----------    ----------   ----------   ----------   ----------

  Net income per common share and
    common share equivalents (a):
    primary and fully diluted             $      .50    $      .38   $      .24   $      .35   $      .33
                                          ==========    ==========   ==========   ==========   ==========

  Number of shares used in computation
     of primary earnings per share (a)     5,934,221     5,195,624    5,043,794    4,709,879    4,558,543
                                          ==========    ==========   ==========   ==========   ==========

  Number of shares used in computation
     of fully diluted earnings
     per share (a)                         5,934,221     5,217,540    5,043,794    4,712,728    4,572,574
                                          ==========    ==========   ==========   ==========   ==========

                                                                        As of
                                          ---------------------------------------------------------------
                                          August 3,      July 29,     July 30,     July 31,    August 1,
                                           1996(b)        1995(b)      1994(b)      1993(b)      1992

BALANCE SHEET DATA:
    Working capital                      $32,552,295   $20,648,281  $18,530,176  $13,856,981  $11,307,592
                                         ===========   ===========  ===========  ===========  ===========

    Total assets                         $57,729,752   $39,054,634  $36,198,373  $24,969,136  $19,412,572
                                         ===========   ===========  ===========  ===========  ===========

    Long-term debt                       $   499,852   $11,902,951  $11,485,722  $ 5,639,290  $ 3,901,622
                                         ===========   ===========  ===========  ===========  ===========

    Shareholders' equity                 $47,069,528   $19,525,073  $17,698,507  $15,634,240  $12,773,226
                                         ===========   ===========  ===========  ===========  ===========

    Common shares outstanding (c)          7,165,151     4,322,567    4,321,398    4,020,314    3,568,897
                                         ===========   ===========  ===========  ===========  ===========

        (a) Net income per common share and common stock equivalents have been restated to give effect to stock dividends in 1996, 1995, 1994 and 1993. See footnote 1 of notes to the consolidated financial statements for computation of earnings per share.

        (b) The fiscal year ended August 3, 1996 includes the operations of Gendex-Del; the fiscal years ended August 3, 1996, July 29, 1995, July 30, 1994 and July 31, 1993 include the operations of Dynarad; fiscal years ended August 3, 1996, July 29, 1995 and July 30, 1994 include the operations of Bertan.

        (c) Common shares  outstanding for 1996, 1995, 1994 and 1993 are reduced
        by  58,255,   55,165,   16,656  and  4,000  shares  of  treasury  stock,
        respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

                  The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed three acquisitions in the past four years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; and Gendex-Del ( a manufacturer of medical imaging systems) in fiscal 1996. The Company's net sales have increased from $18.9 million in fiscal 1992 to $43.7 million in fiscal 1996, a compounded annual growth rate of 23.3 percent. The Company has also experienced internal growth of 11.7 percent to approximately $36.4 million for fiscal 1996 versus fiscal 1995.

                  During the past four years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. The Company's net sales attributable to medical imaging products have increased from approximately $3.4 million or
17.7 percent of total net sales in fiscal 1992 to approximately $14.4 million or
44.2 percent and approximately $25.7 million or 59 percent of total net sales in fiscal years 1995 and 1996, respectively.

                  Management believes that recent cost containment trends in the healthcare industry have created opportunities for its cost-effective medical imaging products in domestic and international markets. Some of these trends are increased demand for lower cost medical equipment, outsourcing of critical electronic subsystems by leading OEMs, increased demand for certain diagnostic procedures and lower cost medical services in the global marketplace.

                  The following discussion and analysis examines the major factors contributing to the Company's financial condition and results of operations for the three years ended August 3, 1996, July 29, 1995 and July 30, 1994. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

                  For segment reporting purposes, the Company has organized its operations based upon its manufacturing capabilities into two segments: Medical Manufacturing and Specialty Electronics Manufacturing. The Specialty Electronics Manufacturing segment includes sales of critical electronic subsystems for medical applications which are classified as Medical Imaging Products but which are manufactured within this segment, of approximately $11.7 million, $8.8 million and $4.6 million, respectively, for fiscal years ended August 3, 1996, July 29, 1995 and July 30, 1994.



Results of Operations


                  The following table sets forth, for the years indicated, the percentage of net sales represented by items as shown in the Company's Consolidated Statements of Income.

                                                    Fiscal Years Ended
                                                ----------------------------
                                                August 3,  July 29, July 30,
                                                  1996      1995      1994
                                                ---------  -------- --------

Net sales                                         100.0%    100.0%    100.0%
Costs and expenses:
Cost of sales                                      62.5      58.8      62.4
Research and development                            7.8       8.8       9.3
Selling, general and administrative                17.2      20.3      19.9
Interest expense - net                              2.6       3.7       2.4
                                                    ---       ---       ---
                                                   90.1      91.6      94.0
                                                   ----      ----      ----
Income before provision for income taxes            9.9       8.4       6.0
Provision for income taxes                          3.2       2.6       1.4
                                                    ---       ---       ---
Income before cumulative effect of change in        6.7       5.8       4.6
method for accounting for income taxes
Cumulative effect of change in method for
accounting for income taxes                                             0.3
                                                    ---       ---       ---


Net income                                          6.7%      5.8%      4.9%
                                                    ===       ===       ===


Fiscal Years 1996, 1995 and 1994

                  Net sales for the Specialty Electronics Manufacturing segment for fiscal 1996 were approximately $29.4 million compared to approximately $27.0 million for fiscal 1995, an increase of 8.9 percent. This increase was due to internal growth as the result of increased demand for the Company's products. Net sales for the Specialty Electronics Manufacturing segment for fiscal 1995 were approximately $27.0 million compared to approximately $19.4 million for fiscal 1994, an increase of 39.1 percent. The increase in net sales was due to internal growth (approximately $1.3 million) and the inclusion of Bertan for all of fiscal 1995 (approximately $6.3 million). Net sales for the Medical Manufacturing segment were approximately $14.3 million for fiscal 1996 as compared to approximately $5.6 million in fiscal 1995, an increase of 255.4 percent. The increase was due to internal growth of Dynarad (approximately $1.4 million) and the acquisition of the Gendex-Del subsidiary, which occurred in March 1996. Net sales for the Medical Manufacturing segment were approximately $5.6 million for fiscal 1995 as compared to fiscal 1994, an increase of 14.3 percent.

                   Cost of sales for the Specialty Electronics Manufacturing segment increased to approximately $16.8 million or 53.6 percent of net sales in fiscal 1996 from approximately $15.0 million or 55.5 percent of net sales in fiscal 1995. Cost of sales in the Specialty Electronics Manufacturing segment, increased from approximately $12.1 million or 62.3 percent of sales in fiscal 1994 to approximately $15.0 million or 55.5 percent of sales in fiscal 1995. The decrease in cost of sales as a percentage of net sales in fiscal years 1996 and 1995 were primarily due to improved operating efficiencies. Cost of sales in fiscal 1996 for the Medical Manufacturing segment increased to approximately $10.6 million or 73.8 percent of net sales from approximately $4.2 million or
75.0 percent of sales in fiscal 1995 and approximately $3.1 million or 62.9 percent of net sales in fiscal 1994. The fiscal 1996 improvement in margins from fiscal 1995 is due to the reduced manufacturing cost from efficiencies implemented in this segment in both the Dynarad and Gendex-Del subsidiaries. The increase in cost of sales as a percentage of net sales in fiscal 1995 was due to a change in the mix of products sold in this segment in fiscal 1995 as compared to fiscal 1994.

                  Research and development costs for the Specialty Electronics Manufacturing segment, increased approximately 5.1 percent to approximately $2.85 million in fiscal 1996 from approximately $2.71 million in fiscal 1995. In fiscal 1995 the increase was approximately 47.6 percent to approximately $2.71 million from approximately $1.84 million in fiscal 1994. The inclusion of Bertan for all of fiscal 1995 was the primary reason for this increase. Research and development costs in the Medical Manufacturing segment increased 381 percent to approximately $583,000 in fiscal 1996 from approximately $153,000 in fiscal 1995. This increase was attributable to increased research and development at Dynarad and to the inclusion of the research and development of the Gendex-Del subsidiary. Research and development costs for the Medical Manufacturing segment decreased by 63.3 percent to approximately $153,000 in fiscal 1995 as compared to approximately $418,000 in fiscal 1994.

                   Selling, general and administrative expenses, as a percentage of sales, in the Specialty Electronics Manufacturing segment, were approximately $5.0 million or 16.9 percent of net sales in fiscal 1996, approximately $5.4 million  or 19.9  percent  of net sales in fiscal  1995 and  approximately  $3.9 million or 19.1 percent of net sales in fiscal 1994. Selling, general and administrative expenses, for the Medical Manufacturing segment, were approximately $2.5 million or 17.7 percent of net sales in fiscal 1996, approximately $1.2 million or 22.2 percent of net sales in fiscal 1995 and approximately $1.1 million or 23.5 percent of net sales in fiscal 1994. Selling, general and administrative expenses, as a percentage of sales, have decreased as the sales volume in the Company has increased.

                  Interest expense, net of interest income, for fiscal 1996, 1995 and 1994 was approximately $1.1 million, $1.2 million and $577,000, respectively. Interest expense decreased in fiscal 1996 as the result of the completion of an equity offering in June 1996 and subsequent debt repayments. Interest expense increased in fiscal 1995 compared to fiscal 1994 due to higher levels of borrowing due to the Bertan acquisition, working capital requirements and higher interest rates.

                  Income tax expense increased to 32.3 percent of pre-tax income in fiscal 1996 from 30.5 percent of pre-tax income in fiscal 1995 due to the effect of a lower research and development tax credit available in fiscal 1996 due to the timing of the reinstatement of this tax credit . Fiscal 1996 includes only one month of this tax credit as compared to fiscal 1995 which has a full year of this tax credit. Income tax expense increased to 30.5 percent of pre-tax income in fiscal 1995 from 23.5 percent in fiscal 1994 due to an increase in pre-tax earnings in fiscal 1995 over fiscal 1994. Income tax expense for fiscal 1994 would have been 28.8 percent if not for a reduction of $108,000 due to tax benefits in fiscal 1994, resulting from the RFI acquisition which were realized on the Company's tax return in fiscal 1994. A corresponding charge of $108,000 was included in selling, general and administrative expenses. There was a cumulative effect of change in method for accounting for income taxes of $76,000 in fiscal 1994 due to the adoption of SFAS 109.

                  Net income for fiscal 1996 was approximately $2.9 million, an increase of approximately 53.0 percent from approximately $1.9 million in fiscal 1995. Net income for fiscal 1995 was approximately $1.9 million, an increase of approximately 60.1 percent from approximately $1.2 million in fiscal 1994. Earnings per share were $.50, an increase of $.12 per share which represents a
31.5 percent increase from primary earnings per share of $.38 in fiscal 1995. The number of outstanding shares and common share equivalents increased from approximately 5.2 million shares in fiscal 1995 to approximately 5.9 million shares in fiscal 1996 or 14.2 percent. The primary and fully diluted earnings per share before cumulative effect of change in method for accounting for income taxes for fiscal 1994 was $.22 per share. For fiscal 1994, primary and fully diluted earnings per share were $.24 per share. The increase in net income for fiscal 1996 as compared to fiscal 1995 was due to internal growth and the addition of the Gendex-Del subsidiary in March 1996. The increase in net income for fiscal 1995 as compared to fiscal 1994 was due to internal growth, improved operating efficiencies and the inclusion of the Bertan subsidiary's operations for all of fiscal 1995.

Liquidity and Capital Resources. The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of Common Stock.

Working Capital. At August 3, 1996 and July 29, 1995, the Company's working capital was approximately $32.6 million and $20.6 million, respectively. At such dates the Company had approximately $5.8 million and $506,000, respectively, in cash and cash equivalents.

                  Trade receivables at August 3, 1996 increased approximately $2.8 million as compared to July 29, 1995 primarily as the result of the inclusion of the Gendex-Del receivables of approximately $3.1 million in fiscal 1996.

                  Inventory at August 3, 1996 increased approximately $5.8 million as compared to July 29, 1995. Approximately $4.3 million of this increase was due to the inclusion of the Gendex-Del inventory and the balance due to higher business levels at the Company's other operating units.

                  Prepaid expenses and other current assets increased approximately $355,000 at August 3, 1996 as compared to July 29, 1995. This increase in prepaid expenses and other current assets was primarily attributable to advanced payments for inventory of Del Medical Systems and RFI Corporation under their exclusive distribution agreement for diagnostic medical image enhancers and filtered connectors and the prepaid expenses of Gendex-Del.

                  Accounts payable increased by approximately $1.2 million, which was primarily attributable to the inclusion of accounts of Gendex-Del, partly offset by lower levels of payable at the other operating units.

                  Accrued liabilities increased by approximately $1.6 million, which was primarily attributable to the inclusion of Gendex-Del and taxes payable.

Credit Facility and Borrowing. On March 5, 1996, in connection with the acquisition of Gendex, the Company and its bank entered into an Amended and Restated Credit Agreement wherein the bank increased the Company's line of credit to $24.0 million, consisting of a five year $10.0 million term loan and a four year revolving line of credit of $14.0 million. In connection with the Gendex acquisition, on March 6, 1996 the Company delivered a seven year $1.8 million subordinated note to Dentsply International Inc. On June 12, 1996, after completing the sale of 2,275,000 shares of common stock, the Company was able to repay the Dentsply loan and all but $600,000 of its bank borrowing. On August 2, 1996, the Company and its lending bank further amended their Credit Agreement to allow for a five year $10.0 million acquisition credit line to replace the five year term loan. Borrowings under the Company's Amended Credit Agreement are now on an unsecured basis. At August 3, 1996, the Company had approximately $13.5 million available under its revolving line of credit, after deducting letters of credit outstanding of $358,000 and $9.5 million available under its acquisition credit line.

Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $2.0 million, $1.3 million and $1.7 million, respectively, for capital equipment expenditures in fiscal years 1996, 1995 and 1994, respectively.

Shareholders' Equity. In July 1996, the Company completed the public offering of 2,275,000 shares of its common stock including 275,000 shares of the over-allotment option. The net proceeds of this offering were approximately $21.6 million after deducting underwriting fees and expenses. During fiscal 1996 approximately 487,000 stock option and warrant shares were exercised, with proceeds of approximately $2.6 million.

Effects of New Accounting Pronouncements

Long-Lived Assets. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition from the adoption of this statement to be material.

Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for such transactions under APB No. 25 and will disclose the required pro forma effect on net income and earnings per share.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Name                                     Age             Position

Leonard A. Trugman (1)......................58   Chairman of the Board, Chief
                                                 Executive Officer and President

David Engel.................................47   Executive Vice President and
                                                 Chief Financial Officer

Louis J. Farin, Sr..........................53   Vice President and General
                                                 Manager of Del Power Conversion
                                                 Division

Paul J. Liesman.............................35   Vice President and Vice
                                                 President and General Manager
                                                 of Bertan High Voltage Corp.

John D. MacLennan...........................44   Vice President and Vice
                                                 President and General Manager
                                                 of Gendex-Del Medical Imaging

Seymour Rubin...............................66   Vice President and President
                                                 of RFI Corporation, Director

George Solomon..............................51   Vice President - International
                                                 Sales and Marketing and
                                                 President of Del Medical
                                                 Systems Corp.

Michael H. Taber............................51   Vice President - Finance,
                                                 Secretary
                                                 and Chief Accounting Officer

Natan V. Bertman  (1)(2)....................67   Director

David Michael (1)(2)(3).....................59   Director

James Tiernan (3)...........................72   Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Stock Option Committee

            The officers of the Company, with the exception of Mr. Trugman, are elected or appointed by the Board of Directors to hold office until the meeting of the Board of Directors following the next annual meeting of shareholders. Subject to the right of the Company to remove officers pursuant to its By-Laws, officers serve until their successors are chosen and have qualified. Mr. Trugman holds his position pursuant to an employment agreement which expires on July 31, 2000.

            Leonard A. Trugman has been Chairman of the Board, Chief Executive Officer and President from September 1985 to the present. Mr. Trugman was Vice President of Operations at General Microwave Corporation, an AMEX traded microwave components company from 1981 to 1985. Mr. Trugman holds a Master of Science Degree in Mechanical Engineering and a Masters Degree in Business Administration.

            David Engel has been Executive Vice President and Chief Financial Officer since January 1996. Mr. Engel was Executive Vice President of Bertan High Voltage Corp. from November 1994 to January 1996. Mr. Engel was Vice President - Finance and Administration at Bertan High Voltage Corp. from March 1981 to November 1994.

            Louis J. Farin, Sr. has been Vice President and General Manager of Del Power Conversion Division from August 1994 to the present. Mr. Farin had been Senior Vice President-Operations of the Company since December 1986.

            Paul J. Liesman has been Vice President and Vice President and General Manager of Bertan High Voltage Corp. since May 1996. From March 1996 to May 1996, Mr. Liesman was Vice President - Operations of Bertan High Voltage Corp. From January 1995 to March 1996, he was Operations Manager at Del Power Conversion. Mr. Liesman was Chief Mechanical Engineer at Del Power Conversion from March 1990 to January 1995. Mr. Liesman holds a Masters Degree in Business Administration and a Bachelor of Science Degree in Mechanical Engineering.

            John D. MacLennan has been Vice President since April 1996 and the Vice President and General Manager of Gendex-Del Medical Imaging Corp. since March, 1996. Mr. MacLennan was Vice President and General Manager of the Gendex Medical Division of Dentsply International Inc. from January 1995 to March 1996. From March 1990 to December 1994, he was Vice President - Medical Marketing of the Gendex Medical Division of Dentsply International Inc. Mr. MacLennan holds a Master Degree in Business Administration.

            Seymour Rubin has been Vice President of the Company since December 1989 and was elected a director of the Company in February 1990. Mr. Rubin was a co-founder of RFI Corporation. Mr. Rubin was the Executive Vice President of RFI Corporation from 1968 to February 1990 and has been the President of RFI Corporation since February 1990. Mr. Rubin holds a Masters of Science Degree in Engineering.

            George Solomon has been Vice President - International Sales and Marketing since April 1996. From October 1993 to March 31, 1996, Mr. Solomon was Vice President and General Manager of Dynarad Corp. Mr. Solomon has been President of Del Medical Systems Corp. since June 1994. From March 1993 to October 1993, Mr. Solomon was a consultant to the Company. From February 1989 to February 1993, Mr. Solomon was General Manager of Fujinon.

            Michael H. Taber has been Vice President - Finance and Chief Accounting Officer of the Company from January 1996. Mr. Taber was appointed Secretary in October 1994. Mr. Taber was Chief Financial Officer of the Company from January 1993 to December 31, 1995. Mr. Taber was the Assistant General Manager of RFI Corporation from October 1991 to April 1992. Mr. Taber was President of Filtron Co., Inc. from August 1990 to October 1992. Mr. Taber holds a Masters Degree in Accounting and is a Certified Public Accountant.

            Natan V. Bertman has served as a director of the Company since 1985. He is a partner in the law firm of Bertman & Levine.

            David Michael has served as a director of the Company since 1985. He is President of David Michael & Co., PC and is a Certified Public Accountant.

            James Tiernan has served as a director of the Company since 1985. He is a former Senior Vice President of Chase Manhattan Bank, New York, NY.

            Dr. Raymond Kaufman, the former Chairman and Co-founder of the Company, resigned from the Company's Board in April 1996. At such time Dr. Kaufman was named Director Emeritus of the Company. He holds a Doctorate in Physics.

ITEM 11.    EXECUTIVE COMPENSATION

            The following table sets forth, for the three fiscal years ended August 3, 1996, certain compensation information with respect to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, and two additional individuals, based upon salary and bonus earned by such executive officers and individuals in the fiscal year ended August 3, 1996.

SUMMARY COMPENSATION TABLE
                                                                                  Long-term Compensation
                                           Annual Compensation                            Awards
                              -------------------------------------------------   ---------------------------
                                                                                                   Securities
                                                                                   Restricted      Underlying     All Other
Name and Principal                                              Other Annual         Stock          Options/    Compensation
    Position                  Year      Salary($)     Bonus($) Compensation($)      Awards($)       SARS (#)      ($)(1)
----------------------        ----      ---------   ---------  ---------------     ----------     -----------  -------------

    Leonard A. Trugman        1996       289,406    343,318(2)                -             -              -         39,708
      Chairman, CEO           1995       275,625    257,273(2)                -             -          54,636        40,356
      and President           1994       262,500    164,000(2)                -             -               -        38,728

    Seymour Rubin             1996       223,379       32,284                 -             -          10,300         7,274
      Vice President          1995       210,000       50,000                 -             -          10,927         8,539
      and President of        1994       200,000       50,000                 -             -          29,851         5,709
      RFI Corporation

    George Solomon            1996       164,721        5,000                 -             -          10,300         1,410
       V.P. - Intl. Sales &   1995       155,392        5,000                 -             -              -          1,000
        Mktg., President of   1994       119,534            -                 -             -          11,941         1,000
        Del Medical Systems

     David Engel              1996       109,423        7,500                 -             -          10,300         1,496
       Executive Vice         1995        86,634        1,500                 -             -           5,464           666
       President/CFO          1994      55,769(3)           -                 -             -           5,628             -

    Louis J. Farin, Sr.       1996       105,000       20,815                 -             -          10,300         1,532
      Sr. Vice President,     1995       100,000        4,000                 -             -               -             -
       V.P. & Genl. Mgr. -    1994        82,500        4,500                 -             -          17,225         1,000
       Del Power Conversion

    Howard Bertan(5)          1996       154,918      117,665                 -             -          10,300         1,655
      Senior Technical        1995       139,192       72,154                 -             -               -         1,000
      Consultant              1994      45,769(3)    25,493(3)                -             -          40,575             -

    Leonard Michaels(6)       1996       150,902            -                 -             -               -      61,187(4)
      Senior Technical        1995       168,404            -                 -             -               -      60,800(4)
      Consultant              1994       160,385            -                 -             -               -      61,285(4)

(1) Includes insurance premiums where families of the officers are beneficiaries and automobile expense allowances.
(2) Includes deferred compensation in the amounts of $125,000, $125,000 and $100,000 for the 1996, 1995 and 1994 fiscal years, respectively.
(3) Based on 17 weeks of employment for fiscal 1994. Bertan was acquired in April 1994.
(4)    Includes an annual non-compete payment of $52,000.
(5) Mr. Bertan was President of Bertan High Voltage Corp. until May 28, 1996, at which time he became a senior technical consultant to the Company.
(6) Mr. Michaels was President of Dynarad Corp. until April 1, 1996, at which time he became a senior technical consultant to the Company.

 Stock Options Granted to Certain Executive Officers During the Last Fiscal Year

            The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were awarded to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers and two additional individuals, based upon salary and bonus earned by such executive officers and individuals in the fiscal year ended August 3, 1996.


                  OPTION GRANTS IN LAST FISCAL YEAR
                                                                     Potential Realizable
                                                                       Value at Assumed
                                                                       Annual Rates of
        Individual Grants (1)                                          for Option Term
        ---------------------                                        --------------------

                                % of Total
                                  Options
                                 Granted to
                                 Employees   Exercise or
       Name          Options     In Fiscal   Base Price  Expiration
       ----         Granted(#)      Year       ($)(Sh)      Date     5%($)(1)   10%($)(1)
                    ----------      ----       -------      ----     --------   ---------

Leonard A. Trugman     --            --           --         --         --         --

Seymour Rubin        10,300          4%         $6.37     12/29/10   $113,723   $294,729

George Solomon       10,300          4%         $6.37     12/29/10   $113,723   $294,729

David Engel          10,300          4%         $6.37     12/29/10   $113,723   $294,729

Louis J. Farin, Sr   10,300          4%         $6.37     12/29/10   $113,723   $294,729

Howard Bertan        10,300          4%         $6.37     12/29/10   $113,723   $294,729

Leonard Michaels       --            --           --         --         --         --

----------------------
(1) Fair market value of stock on grant date compounded annually at rate shown in column heading, for the option term, less exercise price.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were exercised and or held by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers and two additional individuals, based upon salary and bonus earned by such executive officers and individuals in the fiscal year ended August 3, 1996.


                                                                                     Value of Unexercised
                        Shares                       Number of Unexercised           In-the-Money Options
                      Acquired on       Value        Options at Fiscal Year-End    at Fiscal Year-End ($)(2)
      Name            Exercise(#)   Realized($)(1)   Exercisable/Unexercisable     Exercisable/Unexercisable
      ----            -----------   --------------   -------------------------     -------------------------

Leonard A. Trugman          -                -                  687,468/40,977        $4,284,488/$155,507

Seymour Rubin               -                -                  113,379/25,957          $472,489/$78,280

George Solomon              -                -                    2,814/8,441             $5,318/$15,953

David Engel                 -                -                    4,180/17,212           $13,444/$23,811

Louis J. Farin, Sr.         -                -                   27,981/17,419          $122,729/$41,546

Howard Bertan               -                -                   40,575/10,300           $94,743/20,652

Leonard Michaels         25,314         247,053                        -                        -

----------------------

(1) Difference between the fair market value of the common stock purchased and the exercise price on the date of exercise.

(2) Difference between the fair market value of the underlying common stock and the exercise price for in-the-money options on August 3, 1996 ($8.375).

            Directors of the Company did not receive compensation for their services as such except a fee of $750.00 for each meeting of the Board of Directors which they attend. Messrs. Trugman and Rubin have waived their right to receive such compensation.

Employment Agreements

         Mr. Leonard Trugman has an amended and restated employment agreement with the Company, effective as of August 1, 1992 which was subsequently amended on July 20, 1994 and September 1, 1994, pursuant to which he has agreed to serve as Chairman, President and Chief Executive Officer of the Company. Mr. Trugman's annual base salary was $289,406 for the fiscal year ended August 3, 1996. His annual base salary for the fiscal year August 4, 1996 through August 2, 1997 is determined by multiplying $289,406 by the greater of five percent or the increase in the Consumer Price Index as of August 1, 1996 over the amount of such index as of August 1, 1995. Mr. Trugman also receives a bonus each year equal to five (5%) percent of the Company's pre-tax net income for such year. Mr. Trugman's contract also provides for a deferred compensation account whereby the Company shall deposit (a) $100,000 annually and (b) after receipt of the Company's audited financial statements with respect to each fiscal year, an amount equal to the lesser of (x) $25,000 or (y) five (5%) percent of the Company's pre-tax net income for such fiscal year less $100,000. Also included in Mr. Trugman's agreement are certain benefits in the event of a change of control. Either upon completion of the term of the agreement or upon request at any time, Mr. Trugman may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement. The employment agreement contains standard confidentiality and non-compete provisions.

         Mr. George Solomon, who joined the Company on October 11, 1993, has an employment agreement which terminates on July 31, 1997. Pursuant to the terms of the agreement, Mr. Solomon is currently Vice President of International Sales and Marketing for Medical Products and President of Del Medical Systems Corp.
The employment agreement provides for a current base salary of $163,170 and a bonus based on the performance of Dynarad with an annual minimum of $5,000.

         Mr. John MacLennan, who joined the Company on March 6, 1996 with the acquisition of Gendex-Del Medical Imaging Corp., has an employment agreement which commenced on March 19, 1996 and terminates on March 18, 1999. Pursuant to the terms of the agreement, Mr. MacLennan agreed to serve as Vice President and General Manager of Gendex-Del Medical Imaging Corp. The employment agreement provides for a base salary of $125,000 per annum for the first year, with five percent increases for the second and third years. Mr. MacLennan also receives a bonus with respect to each fiscal year equal to 3% of the Gendex-Del Medical Imaging Corp.'s pre-tax net income in excess of $500,000.

         Mr. Leonard Michaels, who joined the Company as of September 1, 1992, has an employment agreement with Dynarad Corp., which commenced as of September 1, 1992 and expires on July 29, 1997. Pursuant to the terms of such agreement, Mr. Michaels agreed to serve as President of Dynarad Corp. Upon his execution of such employment agreement, Mr. Michaels received a signing bonus of $250,000 in the fiscal year ended July 31, 1993. The employment agreement provides for the payment of a base salary of $150,000 per annum, subject to increases on an annual basis, and certain bonuses if the net income goals specified in such employment agreement are achieved. Mr. Michaels' annual base salary for the period from July 30, 1995 to March 31, 1996 was $135,526. As of April 1, 1996, Mr. Michaels became a technical consultant to the Company. In consideration of Mr. Michaels' covenant not to compete for ten years as set forth in the employment agreement, he received upon execution thereof a payment of $257,400 during the fiscal year ended July 30, 1994, and during the ten year term thereof shall receive annual non-compete payments of $52,000.

         Mr. Howard Bertan has an employment agreement with Bertan High Voltage Corp. which commenced on April 24, 1994 and terminates on April 23, 1997, unless extended for up to an additional two (2) year period. Pursuant to the terms of such agreement, Mr. Bertan agreed to serve as President and Chief Operating Officer of Bertan High Voltage Corp. The employment agreement provides for the payment of a base salary of $154,350 for the period commencing on April 24, 1996 and terminating on April 23, 1997, subject to increases each twelve months thereafter during the term. Mr. Bertan also receives a bonus with respect to each fiscal year equal to five (5%) percent of the Bertan High Voltage Corp.'s pre-tax net income for such year. The employment agreement contains standard confidentiality and non-compete provisions. As of May 28, 1996, Mr. Bertan became a technical consultant to the Company.

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


Stock Option Plans

Non-Qualified Stock Option Plan

         The Company's Non-Qualified Stock Option Plan provides for a total of 2,547,857 shares of Common Stock authorized to be granted under such plan. For the year ended August 3, 1996, options to purchase an aggregate of 1,656,716 shares were outstanding at an average exercise price of $4.30 per share, having a range of expiration dates from September 2000 to March 2011. During fiscal 1996, the Company granted options to purchase 288,400 shares of Common Stock at an average exercise price of $6.91 per share. During fiscal 1996, 226,433 options were exercised or expired and 252,648 shares were available for future grant under such plan. The Company's Non-Qualified Stock Option Plan provides for the grant of options to its key employees, directors and consultants in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Non-Qualified Stock Option Plan provides for a fifteen year expiration period for each option granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

                  As of October 25, 1996, the Company had granted options to purchase 851,432 shares to Leonard A. Trugman, 21,391 shares to David Engel, 55,961 shares to Louis Farin, 9,570 shares to Paul Liesman, 139,337 shares to Seymour Rubin, 22,241 shares to George Solomon and 25,308 shares to Michael Taber at an average exercise price of $3.45 per share. No options issued to officers were either exercised or expired during the year.

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

         Substantially all employees of the Company are eligible to participate in such plan. With respect to the executive officers of the Company, for the calendar year ended December 31, 1995, 1,452, 97, 80, 1,861, 335 and 289 shares were issued to Leonard A. Trugman, David Engel, Paul Liesman, Seymour Rubin, George Solomon and Michael Taber, respectively, from this plan. For the six months ended June 30, 1996, 639, 105, 40, 819, 217 and 139 shares were issued to Leonard A. Trugman, David Engel, Paul Liesman, Seymour Rubin, George Solomon and Michael Taber, respectively, from this plan. For the period from July 1, 1996 through October 25, 1996, 443, 66, 79, 558, 59 and 74 shares are being held in the plan on behalf of Leonard A. Trugman, David Engel, Paul Liesman, Seymour Rubin, George Solomon and Michael Taber, respectively.

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


The  executive  officers  named  in  the  Summary   Compensation  Table  do  not
participate in the plan, except for Louis Farin, Sr. During fiscal 1995, the Pension Plan was submitted to the Internal Revenue Service and a favorable determination letter was received.


  401(k) Plan

         The Company has a 401(k) plan under which employees may elect to defer a portion of their annual compensation. Connecticut General Life Insurance Company (CIGNA) is the plan administrator. All employees with over 90 days of service and over the age of 21 may elect to defer from 2 percent to 15 percent of their annual salary. The modified plan is administered by CIGNA and employees may elect where their deferred salary will be invested. Highly compensated employees' salary deferrals are limited by the contribution levels of all other eligible participants. Distributions are made at retirement or upon termination of employment. During the fiscal year ended July 29, 1995, the merged plan was submitted to the Internal Revenue Service and a favorable determination letter was received.

         On February 1, 1986 the Company initiated a profit sharing plan as part of the 401(k) plan which allows substantially all of the Company's employees to participate in the profits of the Company, regardless of whether or not the employee elected to contribute to the 401(k) plan in any year. Since the profit sharing plan is part of the 401(k) plan, eligibility, participation and other requirements are governed by the provisions of the 401(k) plan. Contributions to the plan are determined based upon a calculation directly related to the Company's sales volume and pre-tax profits. The Company's Compensation Committee approved $40,000 and $32,500 profit sharing contributions for the periods ended August 3, 1996 and July 29, 1995. There was a $15,000 contribution for the period ended July 31, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The table below sets forth information concerning the shares of Common Stock beneficially owned as of October 25, 1996 by the Directors and by all Directors, Officers and significant employees of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Common Stock as of such date.
                                Shares of Common
                               Stock Beneficially
   Name and Address of             Owned as of                  Percent
   Beneficial Owner            October 25, 1996 (1)             of Class

LEONARD A. TRUGMAN                  877,646 (2)                   11.1%
c/o Del Global
Technologies Corp.
1 Commerce Park
Valhalla, NY  10595

NATAN BERTMAN                       104,718 (3)                    1.4%
c/o Bertman & Levine
945 Manhattan Avenue
Brooklyn, NY 11222

DAVID MICHAEL                       155,776 (4)                     2.1%
c/o David Michael
 & Co., P.C.
Seven Penn Plaza
New York, NY  10001

SEYMOUR RUBIN                        134,677(5)                     1.8%
c/o RFI Corporation
100 Pine Aire Drive
Bay Shore, NY  11706

JAMES TIERNAN                         8,478 (6)                      *
7 Patriot Court
New City, NY  10956

DAVID ENGEL                           4,516 (7)                      *
c/o Del Global
Technologies Corp.
One Commerce Park
Valhalla, NY 10595

LOUIS J. FARIN, SR.                  36,843 (8)                      *
c/o Del Global
Technologies Corp.
One Commerce Park
Valhalla, NY 10595

PAUL J. LIESMAN                       1,646 (9)                      *
c/o Bertan High
Voltage Corp.
121 New South Road
Hicksville, NY  11801

JOHN D. MACLENNAN                     5,150                          *
c/o Gendex-Del Medical
Imaging Corp.
11550 West King Street
Franklin Park, IL. 60634

GEORGE SOLOMON                        9,565 (10)                     *
c/o Del Global
Technologies Corp.
One Commerce Park
Valhalla, NY 10595

MICHAEL TABER                        11,346 (11)                     *
c/o Del Global
Technologies Corp.
One Commerce Park
Valhalla, NY 10595

All Officers and Directors        --------------                   ----
 (12) as a Group                  1,350,361 (12)                   16.4%
                                  ==============                   ====

* Represents less than 1% of the outstanding shares of Common Stock of the Company including shares issuable under options which are presently exercisable or will become exercisable within 60 days of October 25, 1996


(1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

(2) Includes 687,468 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(3) Includes 72,276 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(4) Includes 118,669 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(5) Includes 113,379 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(6) Includes 8,478 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(7) Includes 4,180 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(8) Includes 27,981 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(9) Includes 1,527 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(10) Includes 8,955 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(11) Includes 10,456 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

(12) Includes 980,736 shares, options for which are presently exercisable or will become exercisable within 60 days of October 25, 1996.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

           On April 1, 1994, Bertan High Voltage Corp., a wholly-owned subsidiary of the Company, acquired the assets of Bertan Associates, Inc. The Company paid to Howard Bertan, Lester Bertan and another former shareholder of Bertan Associates, Inc. (i) $2,600,000 in cash and (ii) 200,000 shares of the Company's common stock, $.10 par value per share. The Company and Bertan High Voltage Corp. entered into various employment, consulting, option and non-compete agreements with Howard Bertan and Lester Bertan, former officers and shareholders of Bertan Associates, Inc. The Company entered into a ten year lease agreement for the facility of Bertan Associates, Inc. in Hicksville, New York with a New York general partnership, of which Howard Bertan and Lester Bertan are general partners. The lease provides for minimum annual payments of $383,380 plus all utilities and increases in real estate taxes. Bertan High Voltage Corp. has an option to renew the lease for a period of five years at a fair market rental value upon the expiration of the initial term of the lease. The Company believes that the lease was entered into on terms no less than favorable than could be obtained from unaffiliated third parties. The lease was approved by all of the directors of the Company who have no principal interest in the transaction.

           On May 1995, upon approval of the Company's Board of Directors, the Company repurchased 10,000 shares of common stock owned by Mr. Leonard A. Trugman at a fair market value of $6.375 per share.

                                     PART IV


ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ----------------------------------------------------------------

(a)    1.   Financial Statements                                     Page Number
            --------------------                                     -----------


            CONSOLIDATED FINANCIAL STATEMENTS OF
            DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:

            Independent Auditors' Report                                F1

            Consolidated Balance Sheets As Of August 3, 1996 And
            July 29, 1995                                               F2

            Consolidated Statements Of Income For The Fiscal Years
            Ended August 3, 1996, July 29, 1995 And July 30, 1994       F3

            Consolidated Statements Of Shareholders' Equity For
            The Fiscal Years Ended August 3, 1996, July 29, 1995
            And July 30, 1994                                           F4

            Consolidated Statements Of Cash Flows For The Fiscal
            Years Ended August 3, 1996, July 29, 1995
            And July 30, 1994                                           F5 - F6

            Notes To Consolidated Financial Statements For The
            Fiscal Years Ended August 3, 1996, July 29, 1995
            And July 30, 1994                                           F7 - F18

            Unaudited Selected Quarterly Financial Data                 F19

         2.(a) Exhibit


                Number   Description of Document                      Footnotes
               -------   --------------------------------             ---------

                 3.1     Certificate of Incorporation dated
                         October 25, 1954                                (1)

                 3.2     Certificate of Amendment of
                         Certificate of Incorporation
                         dated January 28, 1957                          (1)

                 3.3     Certificate of Amendment of
                         Certificate of Incorporation
                         dated July 12, 1960                             (1)

                 3.4     Certificate of Amendment of
                         Certificate of Incorporation
                         dated March 15, 1989                            (2)

                 3.5     Certificate of Amendment of
                         Certificate of Incorporation
                         dated January 19, 1989                          (3)

                *3.6     Certificate of Amendment of
                         the Certificate of Incorporation
                         of Del Electronics Corp.
                         dated February 14, 1996

                 3.7     By-Laws of Del Electronics Corp.                (1)

                 4.1     Warrant Agreement between Del Electronics
                         Corp. and Chase Manhattan Investment
                         Holdings, Inc., dated January 27, 1995          (4)

                 4.2     Amendment to Warrant Agreement  between
                         Del Electronics Corp. and Chase Manhattan
                         Investment Holdings, Inc., dated January 27,
                         1995                                            (5)

                 4.3     Warrant Agreement and Warrant Certificate
                         of The Chase Manhattan Bank, N.A.               (6)

                 4.4     Warrant Certificate of Stanley Wunderlich       (7)

                 4.5     Copy of Del Global Technologies Corp.
                         Amended and Restated Stock Option Plan
                         (the "Plan")                                    (8)

                 4.6     Stock Purchase Plan                             (9)

                 4.7     Option Agreement, substantially in
                         the form used in connection with
                         options granted under the Plan                 (10)

                10.1     Amended and Restated Executive
                         Employment Agreement of
                         Leonard A. Trugman                             (11)

                10.2     Amendment No. 1 to Amended and
                         Restated Employment Agreement of
                         Leonard A. Trugman                             (12)

                10.3     Amendment No. 2 to Amended and
                         Restated Employment Agreement of
                         Leonard A. Trugman                             (13)

                10.4     Employment Agreement of
                         Howard Bertan                                  (14)

                10.5     Employment Agreement of
                         George Solomon                                 (15)

               *10.6     Employment Agreement of John D. MacLennan

                10.7     Amended and Restated Credit Agreement
                         dated as of March 6, 1996 among
                         Del Global Technologies Corp., RFI
                         Corporation, Dynarad Corp., Bertan High
                         Voltage Corp., Del Medical Systems Corp.
                         and The Chase Manhattan Bank, N.A.             (16)

               *10.8     First Amendment to Amended and Restated
                         Credit Agreement dated as of August 2, 1996

                10.9     Lease Agreement dated April 7, 1992
                         between Messenger Realty and the Company       (17)

                10.10    Lease Agreement dated September 1, 1992
                         between Arleigh Construction and
                         Del Acquisition Corp.                          (18)

                10.11    Lease and Guaranty of Lease dated
                         May 25, 1994 between Leshow Enterprises
                         and Bertan High Voltage Corp.                  (19)

                10.12    Lease dated January 4, 1993 between
                         Curto Reynolds Oelerich Inc. and
                         Gendex Corporation                             (20)

                10.13    Consulting Agreement by and between
                         Del Acquisition Corp. and
                         Harvey Schechter                               (21)

                10.14    Consulting Agreement by and between
                         Del Acquisition Corp. and
                         Mark Weiss                                     (22)

                10.15    Consulting Agreement by and between
                         Del Global Technologies Corp. and
                         Stanley Wunderlich                             (23)

               *11       Computation of earnings per Common
                         Share and Common Share Equivalents
                         for year ended August 3, 1996

               *21       Subsidiaries of Del Global Technologies Corp.

               *23       Consent of Deloitte & Touche LLP

               *27       Financial Data Schedule



* Filed herewith

            (1)  Filed  as  Exhibit  to  Del  Electronics   Corp.   Registration
                 Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

            (2) Filed as Exhibit 3.5 to Del Electronics Corp. Annual Report on Form 10-K for the year ended August 2, 1986 and incorporated herein by reference.

            (3)  Filed as Exhibit  4.5 to Del  Electronics  Corp.  Form S-3 (No.
                 33-30446) filed August 10, 1989 and incorporated herein by reference.

            (4) Filed as Exhibit 4.5 to Del Electronics Corp. Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

            (5) Filed as Exhibit 4.6 to Del Electronics Corp. Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

            (6)  Filed as Exhibits 4.1 and 4.2 to Del Global  Technologies Corp.
                 Registration   Statement  on  Form  S-3  (No.   333-09131)  and
                 incorporated herein by reference.

            (7)  Filed  as  Exhibit  4.4  to  Del  Global   Technologies   Corp.
                 Registration   Statement  on  Form  S-3  (No.   333-09131)  and
                 incorporated herein by reference.

            (8) Filed as Exhibit A to Del Electronics Corp. Proxy Statement dated January 26, 1994 and incorporated herein by reference.

            (9) Filed as Exhibit 4.9 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

            (10) Filed as Exhibit 4.8 to Del Electronics  Corp. Annual Report on
                 Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

            (11) Filed as Exhibit 10.1 to Del Electronics Corp. Annual Report on
                 Form 10-K for the year ended July 31, 1993 and incorporated herein by reference.

            (12) Filed as Exhibit 10.2 to Del Electronics Corp. Annual Report on
                 Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

            (13) Filed as Exhibit 10.3 to Del Electronics Corp. Annual Report on
                 Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

            (14) Filed as Exhibit 2.2 to Del Electronics Corp. Current Report on
                 Form 8-K dated June 10, 1994 and incorporated herein by reference.

            (15) Filed as  Exhibit  10.16 to the Del Global  Technologies  Corp.
                 Registration Statement of Form S-2 (No.333-2991) dated April 30, 1996 and incorporated herein by reference.

            (16) Filed  as  Exhibit  2.6 to the Del  Global  Technologies  Corp.
                 Current   Report  on  Form  8-K  dated   March  21,   1996  and
                 incorporated herein by reference.

            (17) Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report
                 on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.

            (18) Filed as Exhibit 28.6 to Del Electronics  Corp.  Current Report
                 on Form 8-K dated November 9, 1992 and incorporated herein by reference.

            (19) Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on
                 Form 8-K dated June 10, 1994 and incorporated herein by reference.

            (20) Filed as  Exhibit  10.21 to the Del Global  Technologies  Corp.
                 Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1996 and incorporated herein by reference.

            (21) Filed as Exhibit 28.4 to Del Electronics  Corp.  Current Report
                 on Form 8-K dated November 9, 1992 and incorporated herein by reference.

            (22) Filed as Exhibit 28.5 to Del Electronics  Corp.  Current Report
                 on Form 8-K dated November 9, 1992 and incorporated herein by reference.

            (23) Filed as  Exhibit  10.24 to the Del Global  Technologies  Corp.
                 Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1996 and incorporated herein by reference.

INDEPENDENT  AUDITORS'  REPORT


To the Board of Directors and Shareholders of Del Global Technologies Corp. and Subsidiaries
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies, Corp. (formerly Del Electronics Corp.) and subsidiaries as of August 3, 1996 and July 29, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 3, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Del Global Technologies and subsidiaries at August 3, 1996 and July 29, 1995, and the results of their operations and their cash flows for each of three fiscal years in the period ended August 3, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective August 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.







/S/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

New York, New York
October 23, 1996









                                       F1

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                         August 3,     July 29,
                                                           1996          1995
                                                        ----------   ----------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents (Note 1)                   $ 5,817,800     $   505,989

Investments available-for-sale
  (Notes 1, 2 and 10)                                    545,651         378,534

Trade receivables (net of allowance
   for doubtful accounts of $194,775 at
  August 3, 1996 and $144,431
   at July 29,1995)                                    9,221,328       6,456,853

Cost and estimated earnings in
   excess of billings on uncompleted
   contracts (Note 3)                                       --           395,847

Inventory (Notes 1 and 4)                             23,819,882      18,038,358

Prepaid expenses and other current
   assets (Note 9)                                     1,675,039       1,117,963
                                                      ----------      ----------

Total current assets                                  41,079,700      26,893,544
                                                      ----------      ----------


FIXED ASSETS - At cost (Notes 1
   and 5)                                             13,590,798      11,115,297

Less accumulated depreciation and
   amortization                                        4,052,309       3,362,516
                                                      ----------      ----------
                                                       9,538,489       7,752,781
                                                      ----------      ----------
INTANGIBLES (net  of  accumulated
amortization of $32,448 at
August  3, 1996) (Notes 1 and 11)                      1,322,552            --

GOODWILL (net of accumulated
 amortization of $370,020 at
 August 3, 1996 and $261,951
 at July 29, 1995)(Notes 1 and 11)                     4,311,472       2,865,408


DEFERRED CHARGES                                         784,751         876,638

OTHER ASSETS (Notes 7 and 9)                             692,788         666,263
                                                     -----------     -----------

TOTAL                                                $57,729,752     $39,054,634
                                                     ===========     ===========



                                                       August 3,       July 29,
                                                         1996            1995
                                                      ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt(Note 6)           $    120,078     $   943,383

Accounts payable - trade                               3,693,580       2,539,615

Accrued liabilities                                    4,070,202       2,484,435

Income taxes (Notes 1 and 9)                             643,545         277,830
                                                       ---------       ---------
      Total current liabilities                        8,527,405       6,245,263



LONG-TERM LIABILITIES:

LONG-TERM DEBT (Less current
   portion included above) (Note 6)                      499,852      11,902,951

OTHER                                                    789,589         775,541

DEFERRED INCOME TAXES
   (Notes 1 and 9)                                       843,378         605,806
                                                      ----------      ----------
Total liabilities                                     10,660,224      19,529,561
                                                      ----------      ----------


COMMITMENTS AND
CONTINGENCIES (Notes 6,
  7,8,10 and 11)


SHAREHOLDERS' EQUITY
   (Notes 1, 7 and 8):
   Common stock - $.10 par
   value; Authorized - 10,000,000
   shares; Issued and outstanding -
  7,223,406 shares at August 3,
  1996 and 4,129,599 at July 29, 1995                    722,340         412,960
  Additional paid-in capital                          43,272,713      16,239,784
  Retained earnings                                    3,411,160       3,189,244
                                                     -----------     -----------
                                                      47,406,213      19,841,988
Less common stock in treasury -
    58,255 at August  3, 1996 and
    55,165 at July  29, 1995                             336,685         316,915
                                                     -----------     -----------
Total shareholders' equity                            47,069,528      19,525,073
                                                     -----------     -----------

TOTAL                                                $57,729,752     $39,054,634
                                                     ===========     ===========


See notes to consolidated financial statements.








                                       F2

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME



                                                    Fiscal Year Ended
                                         ---------------------------------------
                                           August 3,     July 29,      July 30,
                                             1996          1995          1994
                                         -----------   -----------   -----------

NET SALES (Notes 1, 3 and 12)            $43,745,454   $32,596,312   $24,327,015
                                         -----------   -----------   -----------

COSTS AND EXPENSES:
Cost of sales                             27,355,262    19,177,999    15,179,081
Research and development (Note 1)          3,429,331     2,861,844     2,253,412
Selling, general and administrative        7,503,689     6,622,690     4,862,519
Interest expense - net of interest
income of $34,777 in 1996 and
$3,419 in 1995 and $1,813
in 1994                                    1,148,639     1,191,142       576,832
                                         -----------    ----------    ----------

                                          39,436,921    29,853,675    22,871,844
                                         -----------    ----------    ----------
INCOME BEFORE PROVISION FOR
INCOME TAXES                               4,308,533     2,742,637     1,455,171

PROVISION FOR INCOME TAXES
(Notes 1 and 9)                            1,393,111       837,428       341,525
                                         -----------    ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN METHOD FOR ACCOUNTING
FOR INCOME TAXES                           2,915,422     1,905,209     1,113,646

CUMULATIVE EFFECT OF CHANGE IN METHOD
FOR ACCOUNTING FOR INCOME TAXES
(Notes 1 and 9)                                    -             -        76,363
                                         -----------   -----------   -----------
NET INCOME                               $ 2,915,422   $ 1,905,209   $ 1,190,009
                                         ===========   ===========   ===========

PER SHARE AMOUNTS (Note 1):

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN METHOD FOR ACCOUNTING
FOR INCOME TAXES:                        $       .50   $       .38   $       .22


CUMULATIVE EFFECT OF CHANGE IN
METHOD FOR ACCOUNTING FOR INCOME
TAXES (Note 9)                           $         -   $         -   $       .02
                                         -----------   -----------   -----------

NET INCOME PER COMMON SHARE AND
COMMON SHARE EQUIVALENTS:
PRIMARY AND FULLY DILUTED                $       .50   $       .38   $       .24
                                         ===========   ===========   ===========







See notes to consolidated financial statements.












                                       F3

DEL GLOBAL TECHNOLOGIES  CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                   Common Stock Issued           Treasury Stock         Additional
                                   -------------------           --------------          Paid-in        Retained
                                   Shares       Amount         Shares      Amount        Capital        Earnings        Total
                                   ------       ------         ------      ------        -------        --------     ------------

BALANCE - JULY 31, 1993           3,370,952 $   337,095        4,000    $  (23,567)   $ 12,424,650     $2,896,062    $ 15,634,240

Shares issued related
 to acquisition                     200,000      20,000                                    851,429                        871,429

Stock dividends - 3%
 December 1993  and
 June 1994 (Note 8)                 212,407      21,240                                  1,473,677     (1,502,254)         (7,337)

Exercise of stock options
 and warrants (Note 8)               70,658       7,066                                     43,000                         50,066

Shares repurchased                                            12,656       (76,283)                                       (76,283)

Tax benefit related to exercise
  of stock options (Note 8)                                                                 39,857                         39,857

Other                                 2,145         215                                     (3,689)                        (3,474)

Net Income                                                                                              1,190,009       1,190,009
                                  ---------  -----------   ---------     ----------     ----------      ---------      ----------

BALANCE - JULY 30, 1994           3,856,162     385,616       16,656       (99,850)     14,828,924      2,583,817      17,698,507

Stock dividends - 3%
 December 1994 and
 June 1995 (Note 8)                 233,446      23,345                                  1,270,112     (1,299,782)         (6,325)

Exercise of stock options
 and warrants (Note 8)               39,991       3,999                                    108,710                        112,709

Shares repurchased                                            38,509      (217,065)                                      (217,065)

Tax benefit related to exercise
 of stock options (Note 8)                                                                  32,038                         32,038

Net Income                                                                                              1,905,209       1,905,209
                                  ---------  ----------    ---------    -----------    ----------     -----------      ----------

BALANCE - JULY 29, 1995           4,129,599     412,960       55,165      (316,915)     16,239,784      3,189,244      19,525,073

Stock dividends - 3%
December 1995 and
July 1996 (Note 8)                  331,726      33,173                                  2,650,875     (2,693,506)         (9,458)

Exercise of stock options
and warrants (Note 8)               487,081      48,707                                  2,566,716                      2,615,423

Shares repurchased                                             3,090       (19,770)                                       (19,770)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                        458,324                        458,324

Net proceeds from sale
of 2,275,000 shares through
Public Offering (Note 8)          2,275,000     227,500                                 21,357,014                     21,584,514

Net Income                                                                                              2,915,422       2,915,422
                                  ---------   ---------     --------    -----------   ------------    -----------    ------------

BALANCE - AUGUST 3, 1996          7,223,406   $ 722,340       58,255    $ (336,685)   $ 43,272,713     $3,411,160    $ 47,069,528
                                  =========   =========     ========    ===========   ============    ===========    ============


See notes to consolidated financial statements.

                                       F4

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Fiscal Year Ended
                                                -------------------------------------------
                                                    August 3,       July 29,       July 30,
                                                      1996            1995           1994
                                                ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  2,915,422    $  1,905,209   $  1,190,009
  Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities  net of
         effects from purchase of
         Gendex and Bertan
      Imputed interest                                66,986          68,963
      Depreciation                                   740,777         749,586        684,786
      Amortization                                   455,534         493,257        331,746
      Deferred income tax provision (benefit)        (56,609)         36,452       (135,265)

  Changes in assets and liabilities:
      Increase in trade receivables               (2,764,475)       (336,396)       (73,085)
      Decrease in cost and estimated
        earnings in excess of billings
        on uncompleted contracts                     395,847         155,454         46,346
      Increase in inventory                       (1,144,987)     (1,965,425)    (1,782,521)
      Increase in prepaid and
        other current assets                        (355,086)       (219,232)      (153,368)
      Increase in other assets                       (49,136)        (37,097)      (200,862)
      Increase (decrease) in
        accounts payable - trade                   1,153,965          62,514        (70,113)
      Increase (decrease) in accrued
        liabilities                                1,585,766         197,128        (66,833)
      Increase in income taxes payable               824,039         245,792         30,746
                                                   ---------       ---------       --------
          Net cash provided by (used in)
          operating activities                     3,768,043       1,356,205       (198,414)
                                                   ---------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid on acquisition of
    subsidiaries                                  (8,149,085)                    (2,784,282)
  Payments to former shareholders of
     subsidiary acquired                             (52,938)       (221,208)
  Expenditures for fixed assets                   (1,968,070)     (1,337,509)    (1,694,344)
  Investment in marketable securities               (167,117)       (152,264)      (395,404)
  Sale of marketable securities                                      120,000         25,223
  Other current assets                                                              (16,024)
                                                 -----------      ----------     ----------
         Net cash used in investing
         activities                              (10,337,210)     (1,590,981)    (4,864,831)
                                                 -----------      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from public offering               21,584,514
  Net (repayment of) proceeds from bank
     borrowing                                   (12,226,404)        432,044      5,175,928
  Cost of debt restructuring                         (63,327)
  Payment for repurchase of shares                   (19,770)       (217,065)       (76,283)
  Proceeds from exercise of stock options
     & warrants                                    2,615,423         112,709         50,066
  Other                                               (9,458)        (32,520)       (25,827)
                                                 -----------      ----------     ----------
        Net cash provided by
        financing activities                      11,880,978         295,168      5,123,884
                                                 -----------      ----------     ----------

See notes to consolidated financial statements.                     (Continued)

                                       F5

DEL GLOBAL TECHNOLOGIES  CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Fiscal Year Ended
                                                ------------------------------------
                                                August  3,     July 29,     July 30,
                                                   1996         1995         1994
                                                   ----         ----         ----



NET INCREASE  IN CASH
  AND CASH EQUIVALENTS                         $5,311,811   $   60,392   $   60,639

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      505,989      445,597      384,958
                                               ----------   ----------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR         $5,817,800   $  505,989   $  445,597
                                               ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Interest paid                                $1,051,327   $1,084,332   $  474,010
                                               ==========   ==========   ==========

  Income taxes paid                            $  625,682   $  355,006   $  595,570
                                               ==========   ==========   ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  ACQUISITION OF SUBSIDIARIES                  $8,152,185                $4,816,153
                                               ----------                ----------


  Deferred tax liability acquired
   in acquisition                                                           146,902
  Cash acquired in acquisition                      3,100                     6,130
  Common stock issued                                                       871,429
  Payment due under non-compete agreement                                   807,410
  Acquisition costs in accrued liabilities                                  200,000
                                               ----------                ----------
                                                    3,100                 2,031,871
                                               ----------                ----------
  Cash paid to acquire subsidiaries            $8,149,085                $2,784,282
                                               ==========                ==========

TAX BENEFIT RELATED TO EXERCISE OF
  STOCK OPTIONS AND WARRANTS                   $  458,324   $   32,038   $   39,857
                                               ==========   ==========   ==========












See notes to consolidated financial statements.
                                                                    (Concluded)



                                       F6

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED AUGUST 3, 1996, JULY 29, 1995 and JULY 30, 1994






1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Description of Business Activities - Del Global Technologies Corp. ("Del") (formerly Del Electronics Corp.) together with its wholly-owned subsidiaries, RFI Corporation ("RFI"), Dynarad Corp. ("Dynarad"), Bertan High Voltage Corp. ("Bertan"), Gendex-Del Medical Imaging Corp. ("Gendex-Del), and Del Medical Systems Corp. ("Del Medical") (collectively the "Company"), are engaged in two major lines of business. Del, RFI, Bertan and to a lesser extent Dynarad are engaged in the design and manufacture of specialty electronic components for medical, industrial and military applications. Dynarad and Gendex-Del are engaged in the design and manufacture of cost-efficient medical imaging systems including high frequency portable x-ray systems, stationary x-ray systems and mammography units which are used in the medical diagnostic industry. Del Medical is also engaged in the distribution of cost-effective, medical diagnostic products.

         b. Principles of Consolidation - The consolidated financial statements include the accounts of Del, RFI, Dynarad, Bertan, Gendex-Del and Del Medical. All material intercompany accounts and transactions have been eliminated. Del purchased the assets of Bertan on April 1, 1994 and certain assets of Gendex-Del on March 6, 1996. Del Medical Systems was formed on June 1, 1994.

         c. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         d. Accounting Period - The Company's fiscal year-end is based on a 52/53 week cycle ending on the Saturday nearest to July 31.

         e. Revenue Recognition - The Company recognizes revenues upon shipment of its products except for certain products which have long-term production cycles and high dollar value. Revenues for these products are recognized using the percentage of completion method of accounting in proportion to costs incurred.

         f. Inventory Valuation - Inventory is stated at the lower of cost (first-in, first-out) or market.

         g. Depreciation and Amortization - Depreciation and amortization are computed by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives, which range from 3 to 40 years.

         h. Research and Development Costs - Research and development costs are charged to expense in the year incurred.

         i. Net Income per Common Share and Common Share Equivalent - Net income per common share and common share equivalent is based on the net income for each year divided by the weighted average number of shares outstanding during such year adjusted for stock dividends. Net income per common share and common share equivalent, utilizing the Modified Treasury Stock method in accordance with APB 15, also includes the dilutive effect of shares issuable upon exercise of stock options. For purposes of the calculation, this method increases net income by $45,808, $53,997 and $17,256, in fiscal 1996, 1995 and 1994, respectively, for primary earnings per share. Net income was increased by $28,843, $47,954 and $10,336 in fiscal 1996, 1995 and 1994, respectively, for purposes of computing fully diluted earnings per share.

                                       F7

             The number of shares of common stock and common share equivalents used in the calculation of primary earnings per share were 5,934,221, 5,195,624 and 5,043,794 in fiscal 1996, 1995 and 1994, respectively. The number of shares of common stock and common share equivalents used in the calculation of fully diluted earnings per share were 5,934,221, 5,217,540 and 5,043,794 in fiscal 1996, 1995 and 1994, respectively (Note 8).

         j. Income Taxes - Income taxes provided include deferred taxes due to timing differences between financial and tax reporting (Note 9).

             The Company adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS-109") effective August 1, 1993. The cumulative effect of adopting SFAS No. 109 was to increase net income by $76,363 in fiscal 1994. SFAS No. 109 provides for the recognition of deferred tax assets and liabilities for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for tax credit carryovers.

          k. Cash and Cash Equivalents - The Company generally considers short-term instruments with original maturities of three months or less measured from their acquisition date and highly liquid instruments readily convertible to known amounts of cash to be cash equivalents.

         l. Investments - The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires an enterprise to classify debt and equity securities into one of three categories: held-to-maturity, available-for- sale, or trading. Investments classified as available for sale are measured at fair value. The investments classified as available-for-sale are used to fund a deferred compensation plan established for one of the Company's officers. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the employee's deferred compensation, based upon a contractual arrangement between the employee and the Company.

         m. Intangibles - Intangibles are being amortized on straight-line basis over their estimated useful lives, which range from 10 to 20 years.

          n. Goodwill - Cost in excess of the net assets of companies acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of intangible assets is periodically reviewed by the Company and impairments will be recognized when the undiscounted expected future cash flows, computed after interest expense derived from the related operations, is less than their carrying value.

         o. Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect the effect on its consolidated financial condition from the adoption of this statement to be material.

         p. Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock- Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non- employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income, and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for such transactions under APB No. 25 and will disclose the required pro forma effect on net income and earnings per share.

                                       F8

2.     INVESTMENTS

         At August 3, 1996 investments consist principally of corporate debt securities and equity securities classified as available-for-sale.

         At August 3, 1996 the fair value of investments classified as available-for-sale based on maturity dates, are as follows:

                      Fiscal Year                              Fair Value
                      -----------                              ----------

                      1997                                      $218,146
                      1998-2002                                  302,705
                      2003-2007                                   24,800
                                                                --------
                                                                $545,651
                                                                ========


3.     PERCENTAGE OF COMPLETION ACCOUNTING

                                                             Year Ended
                                                            July 29, 1995
                                                            -------------
                 Costs incurred on uncompleted contracts      $ 337,863

                 Estimated earnings                              93,184
                                                              ---------
                                                                431,047

                 Less:  Billings to date                         35,200
                                                              ---------

                 Costs and estimated earnings in excess
                 of billings on uncompleted contracts        $  395,847
                                                             ==========


           The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was $ 633,753 at July 29, 1995. This contract was closed during fiscal year ended August 3, 1996.



4.     INVENTORY

       Inventory consists of the following:

                                             August 3, 1996        July 29, 1995
                                             --------------        -------------

       Finished goods                           $ 5,463,847          $ 4,398,096
       Work-in-process                            9,538,081            7,642,588
       Raw materials and purchased parts          8,817,954            5,997,674
                                                -----------          -----------
                                                $23,819,882          $18,038,358
                                                ===========          ===========

                                       F9

5.     FIXED ASSETS

       Fixed assets consist of the following:

                                             August 3, 1996        July 29, 1995
                                             --------------        -------------

       Land                                   $     694,046         $    694,046
       Buildings                                  2,146,025            2,146,025
       Machinery and equipment                    8,426,324            6,624,296
       Furniture and fixtures                       833,880              773,694
       Leasehold improvements                     1,043,996              790,226
       Construction in progress                     435,102               76,023
       Transportation equipment                      11,425               10,987
                                               ------------         ------------
                                                 13,590,798           11,115,297
Less accumulated depreciation and
          amortization                            4,052,309            3,362,516
                                               ------------         ------------
       Net Fixed Assets                        $  9,538,489         $  7,752,781
                                               ============         ============

6.     DEBT

         Long-term debt is summarized as follows:
                                  August 3, 1996              July 29, 1995
                             -----------------------     -----------------------
                             Due Within     Due After    Due Within    Due After
                              One Year      One Year      One Year     One Year
                             ----------     ---------    ----------    ---------

         Term note
         payable - Bank    $   105,263   $   394,737   $   428,568   $ 1,607,154

         Additional term
         note payable -
         bank                                              500,000     2,375,000

         Credit line loan
         payable - Bank                      100,000                   7,900,000

         Other Loan             14,815         5,115        14,815        20,797
                           -----------   -----------   -----------   -----------
                           $   120,078   $   499,852   $   943,383   $11,902,951
                           ===========   ===========   ===========   ===========

         The Company's credit facility with its lending bank is composed of an acquisition credit line of $10,000,000 and a revolving line of credit of $14,000,000, with a letter of credit sublimit of $2,000,000. At August 3, 1996 there were outstanding balances of $500,000 on the acquisition credit line, $100,000 on the revolving line of credit, and $368,000 of letters outstanding. As of August 3, 1996, there was $13,532,000 available for borrowing under the revolving credit line. The acquisition term note is to be repaid in 19 equal quarterly installments of $26,315. Borrowings under this facility are on an unsecured basis; however, the Company has agreed that its assets cannot be used to secure other borrowings.

         Interest under all facilities are at prime, or at the Company's option, at a rate tied to LIBOR. Borrowings under the acquisition credit line are currently at 1-1/2 percent above LIBOR or 7.23 percent. Under the Company's loan agreement such interest rate will be reduced to 1-1/4 percent above LIBOR for the next six months. Both credit facilities are subject to commitment fees of 1/4 percent on the daily unused portion of the facility, payable quarterly. The Credit Agreement also requires the Company to maintain minimum annual net worth and working capital ratios, limits additional indebtedness and the payment of cash dividends and contains other restrictive covenants. Under the most restrictive terms, as of August 3, 1996, $25,000 is available for such cash dividends.


                                       F10

         The weighted average interest rate on the Company's borrowing under its credit facility was 8.26 percent and 8.84 percent for the years ended August 3, 1996 and July 29, 1995, respectively.

         In order to protect against adverse interest rate fluctuations, the Company entered into two three-year interest rate protection agreements with its bank with a combined cost of approximately $145,000. The interest protection agreements protect the Company against any fluctuation in interest expense above nine percent at $5,500,000 of borrowing, and on any fluctuation in interest expense above ten percent on the next $3,000,000 of borrowing. Both agreements terminate in July 1997.


         Long-term debt matures as follows:

                    Fiscal Year Ending
                    1997 (included in current portion)                $  120,078
                    1998                                                 110,376
                    1999                                                 105,261
                    2000                                                 205,261
                    2001                                                  78,954
                                                                      ----------
                                                                      $  619,930
                                                                      ==========

7.     EMPLOYEE BENEFITS

         The Company has employee benefit plans for eligible employees. Included in the plans is a profit sharing plan which provides for contributions as determined by the Board of Directors. The contributions can be paid to the plan in cash or common stock of the Company. Expense for the fiscal years ended in 1996, 1995 and 1994 was $40,000, $32,500 and $0, respectively. The plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. The Company also has a defined benefit plan frozen effective February 1, 1986.


8.     SHAREHOLDERS' EQUITY


       a. Public Offering - On June 6, 1996 the Company completed the public offering of 2,275,000 shares of its common stock including 275,000 shares of the over-allotment option. The net proceeds of this offering were $21,584,514 after deducting underwriting fees and expenses and were used to repay revolving credit loans, long term debt and the subordinated term note to Dentsply International Inc., with the balance added to working capital.

               Had the public offering of 2,275,000 shares of common stock occurred as of the beginning of fiscal 1996 or fiscal 1995, and had a portion of the proceeds therefrom been used to repay a portion of the long term debt, primary and fully diluted earnings per share would have been $.46 and $.36, respectively.

       b. Stock Dividends - On June 19, 1996, the Company declared a three percent stock dividend to holders of record on July 12, 1996, and was paid on July 23, 1996. On November 20, 1995, the Company declared a three percent stock dividend to holders of record on December 5, 1995, and was paid on December 21, 1995. On May 16, 1995, the Company declared a three percent stock dividend to holders of record on June 7, 1995, and was paid on June 23, 1995. On November 23, 1994, the Company declared a three percent stock dividend to holders of record on December 8, 1994, and was paid on December 27, 1994. On May 4, 1994, the Company declared a three percent stock dividend to holders of record on May 18, 1994, and was paid on June 20, 1994. On November 22, 1993, the Company declared a three percent stock dividend to holders of record on December 9, 1993, paid on December 23, 1993.

                                       F11

       c. Nonqualified Stock Option Plan - The Company has a nonqualified stock option plan under which a total of 2,547,857 options to purchase common stock may be granted. As of August 3, 1996, the Company has granted options to purchase 851,431 shares to the current president, 183,813 shares to former officers, 73,808 to current officers and 1,147,515 to various employees, directors and consultants. Former officers exercised 31,917 options and various employees and consultants exercised 172,899 options during the fiscal year ended August 3, 1996. A former officer exercised 17,302 options and various employees exercised 13,037 options during the fiscal year ended July 29, 1995. Various employees exercised 19,183 options during the fiscal year ended July 30, 1994.

               The option price per share is determined by the Board of Directors, but cannot be less than 85 percent of fair market value of a share at the date of grant. All options to date have been granted at the fair market value of the Company's stock at the date of grant. No options can be granted under this plan subsequent to December 31, 2009.

               The following stock option information is as of:

                                                August 3,     July 29,      July 30,
                 Options                          1996          1995          1994
                 -------                     -----------   -----------   -----------
                 Granted and outstanding
                  at beginning of year         1,594,749     1,607,804     1,298,759
                 Granted                         288,400       108,995       357,739
                 Expired                         (21,617)      (91,482)      (29,463)
                 Exercised                      (204,816)      (30,568)      (19,231)
                                             -----------   -----------   -----------
                 Outstanding at end of year    1,656,716     1,594,749     1,607,804
                                             ===========   ===========   ===========

               Exercisable at end of year      1,437,888     1,208,252     1,095,465
                                             ===========   ===========   ===========

               Exercise prices               $ .96-$8.74   $ .96-$6.14   $ .96-$6.41
                                             ===========   ===========   ===========

               Under the Company's stock option plan, options are exercisable 25 percent a year, commencing at the end of the first year they are outstanding and expiring fifteen years from the date they are granted.

       d. There were warrants, all of which were granted at no less than fair market value, outstanding aggregating 82,175 shares at August 3, 1996. They are as follows:

                    1. In connection with an underwriting in June 1991, the underwriter was granted warrants to purchase 132,209 shares of common stock at exercise prices from $5.37 to $5.53. During fiscal 1996 the total 132,209 of these warrants were exercised.

                    2. The Company has granted warrants to the seller of selected Filtron assets to purchase 100,662 shares of common stock at an exercise price of $5.88. During fiscal 1996 the total 100,662 of these warrants were exercised.

                    3. In connection with the Company's debt restructuring on March 5, 1996 (See Note 6) the Company granted additional warrants to purchase 17,510 shares of common stock to its lending bank at an exercise price of $6.80. In connection with an amendment to a bank financing completed in May 1994, the Company issued warrants to purchase 30,000 shares of common stock at an exercise price of $7.16. In connection with its incentive pricing amendment with the same bank, the Company reduced the exercise price to $5.50. At August 3, 1996, the bank held warrants for 33,765 shares at an exercise price of $4.89 and warrants for 17,510 shares at an exercise price of $6.80.

                    4. In connection with an extension of a consulting agreement, the Company has issued 30,900 additional warrants to purchase shares of common stock at and exercise price of $6.37 to its Corporate Development Consultant which were still outstanding at August 3, 1996. The Company has previously granted 26,522 warrants to purchase shares of common stock

                                       F12
                         at an exercise price of $5.18. During fiscal 1996 the total 26,522 of these warrants were exercised.

                    5. The Company has granted 37,129 warrants to an Investment Advisory firm and its key personnel. During fiscal 1996 the total 37,129 of these warrants were exercised.

9.     INCOME TAXES

        Provision for income taxes consists of the following:

                                       Fiscal Year Ended
                              -----------------------------------
                                August 3,    July 29,    July 30,
                                  1996         1995        1994
                              -----------    --------   ---------
        Current:
          Federal             $ 1,266,044    $692,064   $ 316,812
          State                   183,676     108,912      83,000
                              -----------    --------   ---------
                                1,449,720     800,976     399,812
        Deferred:
          Federal and state       (56,609)     36,452     (58,287)
                              -----------    --------   ---------
                              $ 1,393,111    $837,428   $ 341,525
                              ===========    ========   =========

        Deferred tax liabilities (assets) are comprised of the following:

                                                  August 3,    July 29,
                                                    1996         1995
                                                 ---------    ---------

                Depreciation                     $ 639,834    $ 401,880
                Pension                             94,276       83,914
                Federal effect of New
                 York State tax credits            106,858       77,570
                Difference in basis of
                 fixed assets                      101,368      110,200
                Revenue recognition                              35,289
                                                 ---------    ---------

                Gross deferred tax liabilities     942,336      708,853
                                                 ---------    ---------

                Amortization                        87,975       72,382
                Inventory                         (164,003)    (153,119)
                Bad debt reserve                   (64,312)     (45,434)
                Deferred compensation             (388,866)    (264,831)
                NYS tax credits                   (314,286)    (228,146)
                Self-funded health insurance       (65,748)
                                                 ---------    ---------
                Gross deferred tax assets         (909,240)    (619,148)
                                                 ---------    ---------
                                                 $  33,096    $  89,705
                                                 =========    =========


        Deferred tax liabilities and assets are recorded in the consolidated balance sheets as follows:
                                                  August 3,    July 29,
                                                    1996         1995
                                                 ---------    ---------
           Liabilities:
                 Deferred income taxes           $ 843,379    $ 605,806
           Assets:
            Prepaid expenses and other current
              assets                              (495,997)    (287,956)
            Other assets                          (314,286)    (228,145)
                                                 ---------    ---------
                                                 $  33,096    $  89,705
                                                 =========    =========

                                       F13

         The New York State tax credits expire at various dates through 2003.




          The following is a reconciliation of the statutory Federal and effective income tax rates:



                                                          Fiscal Year Ended
                                                     --------------------------
                                                     August 3, July 29, July 30,
                                                       1996      1995    1994
                                                       % of      % of    % of
                                                     --------  -------  -------
                                                      Pretax   Pretax   Pretax
                                                      Income   Income   Income
                                                     --------  -------  -------

       Statutory Federal income tax expense rate       34.0%    34.0%    34.0%
       State taxes, less Federal tax effect             1.5      1.5      (.4)
       Tax benefit from write-off  of inventory
         for tax purposes                                                (4.3)
       Permanent differences                             .6      2.8      3.9
       Tax benefits on foreign sales corp              (3.3)    (3.3)    (3.3)
       Federal tax credits and other                    (.5)    (4.5)    (6.7)
                                                       ----     ----     ----
                                                       32.3%    30.5%    23.2%
                                                       ====     ====     ====

10.    COMMITMENTS AND CONTINGENCIES

          a. The Company entered into an operating lease commencing August 1, 1992 and expiring July 31, 2002 for Del's offices and operating facility in Valhalla, New York. This lease includes escalations for real estate taxes and operating expenses. In September 1992 the Company entered into an operating lease for Dynarad's facility in Deer Park, New York. This lease provides escalation for real estate taxes. In May 1994 the Company entered into an operating lease for Bertan's facility in Hicksville, New York. This lease provides escalation for real estate taxes. On March 6, 1996 the Company entered into an operating lease for its Gendex-Del facility in Franklin Park, IL commencing March 6, 1996 and expiring January 31, 1998, renewable through January 31, 2003. This lease provides escalations for real estate taxes and operating expenses. In addition, the Company has various auto leases accounted for as operating leases. The future minimum annual lease commitments as of August 3, 1996 are as follows:




                        Fiscal Year Ended                        Amount
                        -----------------                      ----------
                               1997                            $1,200,881
                               1998                             1,072,067
                               1999                               954,024
                               2000                               944,495
                               2001                               941,067
                              Thereafter                        1,654,959
                                                               ----------
                                                               $6,767,493
                                                               ==========

             Rent  expense  was  $1,117,068  in  1996,  $1,111,300  in 1995  and
             $604,665 in 1994, which includes real estate taxes of $286,118 in 1996, $296,142 in 1995 and $225,025 in 1994.

          b. The Company has an employment agreement with its President through July 2000. The agreement provides for minimum base salary, deferred compensation and bonuses as defined. Under the terms

                                       F14
             of the agreement with the President, the Company will accrue deferred compensation at a rate of five percent of pretax income with a minimum of $100,000 and a maximum of $125,000. Such liability is funded by the Company's investments classified as available-for-sale. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the President's deferred compensation, based upon a contractual arrangement between the President and the Company. Bonus will accrue at five percent of pretax income. Also included in the President's agreement are certain benefits in the event of death or disability, as well as certain benefits in the event of a change of control. Upon completion of the term of the agreement, the President may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement.

             In connection with the acquisition of Dynarad, the Company had an employment agreement with one former Vice President through 1997. As of April 1, 1996, the Vice President opted for an extension in the form of a consulting contract at a rate specified within the agreement.

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

             The Company has an employment agreement with its Vice President of International Sales and Marketing which expires July 31, 1997. The agreement provides for base compensation of $163,170 and bonuses based on operating performance.

             In connection with the acquisition of Bertan, the Company entered into a three year employment agreement with a key employee who was President of Bertan which provides for a minimum base salary of $140,000 per annum (subject to upward adjustment on an annual basis) and a bonus equal to five percent of pretax income. As of May 28, 1996, this employee became a technical consultant to the Company. Upon completion of the employment phase of the agreement, the Company and the employee have agreed to a ten year non-compete agreement at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living. Additionally, the Company has entered into a ten year non-compete agreement with the former Chairman of Bertan at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living.

             In connection with the acquisition of Gendex-Del Medical Imaging Corp. the Company has an employment agreement with that subsidiary's Vice President which commenced on March 19, 1996 and expires on March 18, 1999. The agreement provides for a base salary of $125,000 and annual bonuses based on the performance of the subsidiary.

        c. The Company is a defendant in several legal actions arising during the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the consolidated financial condition and results of operations.

11.      ACQUISITIONS

             As of March 6, 1996, the Company acquired certain selected assets of the Gendex Medical Division of Dentsply International Inc. ("Dentsply"), which have been consolidated as of that date. The new entity formed is the Gendex-Del Medical Imaging Corp. ("Gendex-Del"). The Company paid Dentsply $5,700,00 in cash at closing and delivered a seller's note for $1,800,000, which was repaid on June 12, 1996. In the event that the new corporation earns in excess of $2,000,000 in pre-interest, pretax profits in either of the two twelve month periods subsequent to the acquisition, an additional $1,000,000 payment will be due to Dentsply. Gendex-Del entered into a $2,500,000 six month Supply Agreement with Dentsply to purchase parts and subassemblies previously manufactured by Dentsply. The Company entered into a three year employment agreement with the General Manager of the newly formed corporation. Gendex-Del assumed the existing lease for its facility in Franklin Park,

                                       F15

Illinois.  The  lease  provides  for  annual  rental  payment  of  approximately
$182,000, plus real estate taxes of approximately $93,000, and is extendable through January 2003.

             The acquisition has been accounted for as a purchase and, accordingly, the original purchase price was allocated to the assets acquired based on the estimated fair value at the date of acquisition. The transaction resulted in an excess of cost over fair value of net assets acquired of $1,599,199, which is included in goodwill. Such excess is being amortized over a 25 year period. The charge to income during the period from March 6, 1996 to August 3, 1996 was $26,287.

             Unaudited pro-forma financial information for the 12 month periods ended August 3, 1996 and July 29, 1995, as if the Gendex Medical acquisition occurred at the beginning of the respective periods, is as follows:

                                               Year Ended     Year Ended
                                             August 3, 1996  July 29, 1995
                                             --------------  -------------

        Net Sales                              $54,186,301   $53,592,266
                                               ===========   ===========

        Income before provision
            for income taxes                   $ 3,890,053   $ 2,195,448
                                               ===========   ===========

        Net Income                             $ 2,632,321   $ 1,525,020
                                               ===========   ===========

        Net income per common share
           and common share equivalents
           primary and fully diluted           $       .45   $       .30
                                               ===========   ===========


              The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Company acquired Gendex Medical at the beginning of the periods presented or of the results to be achieved in the future.

12.     MAJOR CUSTOMERS AND EXPORT SALES

              In the Specialty Electronic Components segment, no one customer accounts for more than ten percent of the Company's sales. In the Medical Imaging and Diagnostic Products segment one customer, the U.S. Government, accounted for 17 percent and 28 percent of sales in 1995 and 1994, respectively.

              Export sales were 40 percent, 36 percent and 28 percent of total sales in 1996, 1995 and 1994, respectively.

              For the years ended August 3, 1996, July 29, 1995 and July 30, 1994, export sales by geographic areas were:



                              1996               1995              1994
                          -----------        -----------        ----------
      Europe              $ 5,460,305   31%  $ 3,892,719   33%  $2,321,259   34%
      Far East              5,446,443   31%    3,336,147   28%     741,142   11%
      Middle East           3,374,581   20%    3,256,903   28%   2,356,638   35%
      North America         2,979,653   17%      627,777    6%   1,143,215   17%
      Other                   181,960    1%      614,149    5%     191,295    3%
                          -----------  ---   -----------  ---   ----------  ---
      Total export sales  $17,442,942  100%  $11,727,695  100%  $6,753,549  100%
                          ===========  ===   ===========  ===   ==========  ===




                                       F16

13.     SEGMENT REPORTING

               The following analysis provides segment information for the two industries in which the Company operates (see Note 1):

                                      Specialty        Medical
                   1996               Electronics   Manufacturing       Total
                   ----               -----------   -------------       -----
      Net Sales (a)                  $29,445,362     $14,300,092     $43,745,454

      Operating expenses              24,606,511      13,681,771      38,288,282
                                     -----------     -----------     -----------

      Operating profit               $ 4,838,851     $   618,321       5,457,172
                                     ===========     ===========

      Interest expense                                                 1,148,639

      Provision for income taxes                                       1,393,111
                                                                     -----------
      Net income                                                     $ 2,915,422
                                                                     ===========

      Identifiable assets            $54,763,918     $ 2,965,834     $57,729,752
                                     ===========     ===========     ===========

      Capital expenditures           $ 1,528,690     $   946,811     $ 2,475,501
                                     ===========     ===========     ===========

      Depreciation and amortization  $   856,261     $   340,050     $ 1,196,311
                                     ===========     ===========     ===========


         (a)      For  fiscal  year  1996,  sales of the  Specialty  Electronics segment included sales of approximately $11,657,000 to customers for medical imaging and diagnostic applications.
                  Aggregate medical sales for fiscal 1996 were approximately $25,709,000 or 59 percent of total sales.

                                      Specialty        Medical
                  1995               Electronics    Manufacturing      Total
                  ----               -----------    -------------   ------------
      Net Sales (a)                  $27,026,761      $5,569,551     $32,596,312

      Operating expenses              23,097,275       5,565,258      28,662,533
                                     -----------     -----------     -----------

      Operating profit               $ 3,929,486      $    4,293       3,933,779
                                     ===========     ===========

      Interest expense                                                 1,191,142

      Provision for income taxes                                         837,428
                                                                     -----------

      Net income                                                     $ 1,905,209
                                                                     ===========

      Identifiable assets            $33,062,025      $5,992,609     $39,054,634
                                     ===========      ==========     ===========

      Capital expenditures           $ 1,140,242      $  197,267     $ 1,337,509
                                     ===========      ==========     ===========

      Depreciation and amortization  $   965,478      $  277,365     $ 1,242,843
                                     ===========      ==========     ===========

         (a) For fiscal year 1995, sales of the Specialty Electronics segment included sales of approximately $8,834,000 to customers for medical imaging and diagnostic applications.
                  Aggregate medical sales for fiscal 1995 were approximately $14,403,000 or 44 percent of total sales.

                                       F17

                                      Specialty          Medical
                   1994              Electronics      Manufacturing     Total
                   ----              -----------      -------------  -----------

Net Sales                            $19,436,334      $ 4,890,681    $24,327,015

Operating expenses                    17,654,075        4,640,937     22,295,012
                                     -----------      -----------    -----------

Operating profit                     $ 1,782,259      $   249,744      2,032,003
                                     ===========      ===========

Interest expense                                                         576,832

Provision for income taxes                                               341,525

FASB-109 tax adjustment                                                   76,363
                                                                     -----------

Net income                                                           $ 1,190,009
                                                                     ===========

Identifiable assets                  $28,833,760      $ 7,364,613    $36,198,373
                                     ===========      ===========    ===========

Capital expenditures                 $ 1,626,358      $   406,590    $ 2,032,948
                                     ===========      ===========    ===========

Depreciation and amortization        $   813,226      $   203,306    $ 1,016,532
                                     ===========      ===========    ===========





                                       F18

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


                                                QUARTER
                          -----------------------------------------------------
                              First       Second         Third        Fourth
                              -----       ------         -----        ------

YEAR ENDED AUGUST 3, 1996:

Net sales                 $ 7,471,181   $9,329,438    $12,555,138   $14,389,697
                          ===========   ==========    ===========   ===========

Gross profit              $ 3,280,547   $3,775,520    $ 4,581,832   $ 4,752,293
                          ===========   ==========    ===========   ===========

Net income                $   529,566   $   633,061   $   782,820   $   969,975
                          ===========   ===========   ===========   ===========

Primary and fully diluted
earnings per share        $       .11   $       .12   $       .13   $       .14
                          ===========   ===========   ===========   ===========




                                                QUARTER
                          -----------------------------------------------------
                              First       Second        Third         Fourth
                              -----       ------        -----         ------

YEAR ENDED JULY 29, 1995:

Net sales                 $ 6,136,056   $7,579,366    $8,945,910    $ 9,934,980
                          ===========   ==========    ==========    ===========

Gross profit              $ 2,916,851   $3,298,628    $3,589,889    $ 3,612,945
                          ===========   ==========    ==========    ===========

Net income                $   450,615   $   505,215   $  521,916    $   427,463
                          ===========   ===========   ==========    ===========

Primary and fully diluted
earnings per share        $       .09   $       .10   $       .11   $       .08
                          ===========   ===========   ===========   ===========



















                                       F19

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DEL GLOBAL TECHNOLOGIES CORP.


                                          By: /S/ Leonard A. Trugman
                                              --------------------------
                                              Leonard A.Trugman
                                              Chairman of the Board,
                                              Chief Executive Officer and
                                              President


                                          By: /S/Michael Taber
                                              --------------------------
                                              Michael Taber
                                              Vice President - Finance,
                                              Secretary and Chief
                                              Accounting Officer


Dated:  October 31, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/Natan Bertman                            October 31, 1996
--------------------------
Natan Bertman, Director


/S/David Michael                            October 31, 1996
--------------------------
David Michael, Director


/S/Seymour Rubin                            October 31, 1996
--------------------------
Seymour Rubin, Director


/S/James Tiernan                            October 31, 1996
--------------------------
James Tiernan, Director


/S/Leonard A. Trugman                       October 31, 1996
--------------------------
Leonard A. Trugman
Chairman of the Board,
Chief Executive Officer and
President