Form 10-Q
period 1996-11-02
DEL GLOBAL TECHNOLOGIES CORP
filed 1996-12-11
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                                       November  2, 1996
Commission File Number                                     1-10512


                          DEL GLOBAL TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New York                                              13-1784308
          --------                                          ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Commerce Park, Valhalla, NY                                   10595
-------------------------------                                 ----------
(Address of principal executive offices)                        (Zip Code)


                                (914) 686-3600
                                --------------
               (Registrant's telephone number including area code)


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

                            Common Stock - 7,403,834

                                     PART I


Item 1.  Financial Statements

              Consolidated Balance Sheets - November 2, 1996 and August 3, 1996

              Consolidated Statements of Income for the Three Months ended November 2, 1996 and October 28, 1995

              Consolidated Statements of Cash Flows for the Three Months ended November 2, 1996 and October 28, 1995

              Notes to Consolidated Financial Statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     November 2,      August 3,
     ASSETS                                              1996           1996
                                                     -----------     -----------

CURRENT ASSETS
  Cash and cash equivalents                          $ 5,804,358     $ 5,817,800
  Investments available-for-sale                         579,346         545,651
  Trade receivables                                    8,984,846       9,221,328
  Inventory                                           24,700,070      23,819,882
  Prepaid expenses and other current assets            1,740,221       1,675,039
                                                     -----------     -----------
                Total current assets                  41,808,841      41,079,700
                                                     -----------     -----------

FIXED ASSETS - Net                                     9,914,660       9,538,489
INTANGIBLES - Net                                      1,302,912       1,322,552
GOODWILL - Net                                         4,263,785       4,311,472
DEFERRED CHARGES                                         750,524         784,751
OTHER ASSETS                                             680,693         692,788
                                                     -----------     -----------
        TOTAL                                        $58,721,415     $57,729,752
                                                     ===========     ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt            $   120,076     $   120,078
        Accounts payable - trade                       3,668,495       3,693,580
        Accrued liabilities                            3,621,148       4,070,202
        Income taxes                                     666,013         643,545
                                                     -----------     -----------
                Total current liabilities              8,075,732       8,527,405
                                                     -----------     -----------

LONG-TERM LIABILITIES
        LONG-TERM DEBT (less current
           portion included above)                       822,854         499,852
        OTHER                                            792,618         789,589
        DEFERRED INCOME TAXES                            843,378         843,378
                                                     -----------     -----------
                Total liabilities                     10,534,582      10,660,224
                                                     -----------     -----------

SHAREHOLDERS' EQUITY
        Common stock, $.10 par value;
                Authorized 10,000,000
                shares; Issued  and
                outstanding - 7,463,837
                shares at November 2, 1996
                and 7,440,108 shares at
                August 3, 1996                           746,209         722,340
        Additional paid-in capital                    45,129,820      43,272,713
        Retained earnings                              2,647,489       3,411,160
                                                     -----------     -----------
                                                      48,523,518      47,406,213
                                                     -----------     -----------
        Less common stock in treasury -
                60,003 shares at
                November 2, 1996 and 60,003
                shares at August 3, 1996                 336,685         336,685
                                                     -----------     -----------
                Total shareholders' equity            48,186,833      47,069,528
                                                     -----------     -----------
        TOTAL                                        $58,721,415     $57,729,752
                                                     ===========     ===========

See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                         Three Months Ended
                                                   -----------------------------
                                                    November 2,      October 28,
                                                       1996             1995
                                                   ------------     ------------

NET SALES                                          $ 12,311,384     $  7,471,181
                                                   ------------     ------------

COSTS AND EXPENSES
        Cost of sales                                 7,506,238        4,190,634
        Research and development                      1,076,827          642,831
        Selling, general and administrative
          administrative                              2,325,539        1,571,966
        Interest (income) or expense - net              (19,456)         309,227
                                                   ------------     ------------

                                                     10,889,148        6,714,658
                                                   ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES              1,422,236          756,523

PROVISION FOR INCOME TAXES                              433,782          226,957
                                                   ------------     ------------

NET INCOME                                         $    988,454     $    529,566
                                                   ============     ============


PER SHARE AMOUNTS:

NET INCOME PER COMMON SHARE AND COMMON
        SHARE EQUIVALENTS PRIMARY AND
         FULLY DILUTED                             $        .12     $        .10
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING AND
         COMMON SHARE EQUIVALENTS                     8,463,327        5,546,650
                                                   ============     ============




See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                      November 2,    October 28,
                                                         1996           1995
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $   988,454    $   529,566
    Adjustments to reconcile net
       income to net cash provided
       by operating activities:
            Imputed interest                              16,954         16,532
            Depreciation                                 231,625        160,610
            Amortization                                 132,391         97,308

    Changes in assets and liabilities:
    Decrease in trade receivables                        236,482      1,226,429
    Increase  in cost and estimated
       earnings in excess of billings
       on uncompleted contracts                             --           (8,183)
    Increase in inventory                               (880,188)    (1,086,773)
    Increase in prepaid and other current assets         (78,208)      (362,808)
    (Increase) decrease in other assets                   (1,831)        31,458
    Decrease in accounts payable - trade                 (25,085)        (2,091)
    Decrease in accrued liabilities                     (478,201)       (30,189)
    Increase in income taxes payable                      51,614        147,979
                                                     -----------    -----------
 Net cash provided by operating activities               194,007        719,838
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for fixed assets                       (607,796)      (371,072)
    Investment in marketable securities                  (33,695)       (35,347)
    Payments to former shareholder of
       subsidiary acquired                               (13,925)       (13,125)
                                                     -----------    -----------
Net cash used in investing activities                   (655,416)      (419,544)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (repayment of) from
       bank borrowing                                    323,000       (511,819)
    Proceeds from exercise of stock
       options and warrants                              138,352          7,132
    Payment for repurchase of shares                        --           (6,215)
    Other                                                (13,385)          --
                                                     -----------    -----------
Net cash provided by (used in) financing
       activities                                        447,967       (510,902)
                                                     -----------    -----------


                                                                     (Continued)
See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)



                                                        Three Months Ended
                                                   -----------------------------
                                                   November  2,      October 28,
                                                       1996             1995
                                                   ------------     ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS          $   (13,442)     $  (210,608)

CASH AND CASH EQUIVALENTS, BEGINNING OF
         PERIOD                                      5,817,800          505,989
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 5,804,358      $   295,381
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:

         Interest paid                             $    14,340      $   119,543
                                                   ===========      ===========

         Income taxes paid                         $   407,739      $    78,978
                                                   ===========      ===========










                                                                     (Concluded)



See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of November 2, 1996 and the results of its operations and its cash flows for the three months ended November 2, 1996 and October 28, 1995. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as of August 3, 1996. The consolidated financial statements should be read in conjunction with the notes to the financial statements as of August 3, 1996.

NOTE 2 The results of operations for the three month period ended November 2, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 Inventory is stated at a lower of cost (first-in, first-out) or market.

                 Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

                 Inventory consists of the following:
                                              November 2, 1996    August 3, 1996
                                              ----------------    --------------

                 Finished goods                  $ 5,681,016       $ 5,463,847
                 Work-in-process                   9,880,028         9,538,081
                 Raw material and
                    purchased parts                9,139,026         8,817,954
                                                 -----------       -----------
                 Total                           $24,700,070       $23,819,882
                                                 ===========       ===========

NOTE 4           FIXED ASSETS

                 Fixed assets consist of the following:

                                               November 2, 1996   August 3, 1996
                                               ----------------   --------------

                 Land                            $   694,046       $   694,046
                 Building                          2,146,025         2,146,025
                 Machinery and equipment           8,915,308         8,426,324
                 Furniture and fixtures            1,198,910           833,880
                 Leasehold improvements            1,072,462         1,043,996
                 Construction in progress            136,740           435,102
                 Transportation equipment             35,103            11,425
                                                 -----------       -----------

                                                  14,198,594        13,590,798
                 Less accumulated depreciation
                 and amortization                  4,283,934         4,052,309
                                                 -----------       -----------
                 Net fixed assets                $ 9,914,660       $ 9,538,489
                                                 ===========       ===========

NOTE 5 Net income per common share was computed using the treasury stock method. The weighted average number of common shares and common share equivalents for the period and for all periods presented includes the effect of the 3 percent stock dividend (see Note 6) declared on November 19, 1996.

NOTE 6 On November 19, 1996, the Company declared a 3 percent stock dividend to holders of record on December 4, 1996, payable December 23, 1996.

NOTE 7           ACQUISITION

                 As of March 6, 1996, the Company acquired certain selected assets of the Gendex Medical Division of Dentsply International Inc. ("Dentsply"), which have been consolidated as of that date. The new entity formed is the Gendex-Del Medical Imaging Corp. ("Gendex-Del").

                 Unaudited pro-forma financial information for the 3 month period ended October 28, 1995, as if the Gendex Medical acquisition occurred at the beginning of the period, is as follows:

                                                              Three Months Ended
                                                              October  28, 1995
                                                              ------------------

                Net Sales                                      $  12,327,000

                Income before provision
                for income taxes                               $     547,000
                                                               =============

                Net Income                                     $     383,000
                                                               =============

                Net income per common share
                and common share equivalents
                primary and fully diluted                      $         .07
                                                               =============


                  The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Company acquired Gendex Medical at the beginning of the periods presented or of the results to be achieved in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Net sales for the three months ended November 2, 1996 were approximately $12.3 million as compared to approximately $7.5 million for the three months ended October 28, 1995, an increase of approximately 64.8 percent. This increase is due to net sales from the newly formed Gendex-Del subsidiary and internal growth from existing operations.

         Cost of sales, as a percentage of net sales for the three months ended November 2, 1996, was 61.0 percent compared to 56.0 percent for the prior corresponding period. This change was due to the change in product mix in the periods. The current year period includes the gross margins of medical imaging systems manufactured by Gendex-Del.

         Research and development expenses increased to approximately $1.1 million for the three months ended November 2, 1996 from approximately $643,000 for the three months ended October 28, 1995. The increase was primarily attributable to Gendex-Del and the increase in other research and development activities. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

         Selling, general and administrative expenses were approximately $2.3 million for the three months ended November 2, 1996 as compared to approximately $1.6 million for the same period in the prior year. This increase was primarily attributable to the inclusion of the selling, general and administrative expenses of Gendex-Del.

         Net interest income was approximately $19,000 for the three months ended November 2, 1996 as compared to net interest expense of approximately $309,000 for the corresponding period in the prior year. Interest expense was significantly reduced as the Company paid off substantially all of its debt. Interest income resulted from the investment of some of the proceeds from the public offering of the Company's common stock, which were in money market instruments and high grade commercial paper.

         Income tax expense was 30.5 percent of pre-tax income for the three months ended November 2, 1996 and 30.0 percent for the three months ended October 28, 1995. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

         Net income  increased  to  approximately  $988,000 for the three months ended November 2, 1996, an increase of approximately 86.7 percent from approximately $530,000 for the prior corresponding period. Net income per common share increased to $.12 from $.10 even though the weighted number of common shares outstanding and common share equivalents increased approximately 52.6 percent to 8,463,327 from 5,546,650. The increase in net income for the three month period ended November 2, 1996 is primarily due to higher sales to the Company's medical imaging and diagnostic product customers.

         The backlog of unshipped orders at November 2, 1996 was approximately $23.2 million.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

         Working Capital. At November 2, 1996 and August 3, 1996, the Company's working capital was approximately $33.7 million and $32.6 million, respectively. At such dates the Company had approximately $5.8 million in cash and cash equivalents.

         Inventory at November 2, 1996 increased approximately $880,000 as compared to August 3, 1996. Major new orders received in the quarter ended November 2, 1996 resulted in the increase of inventory levels.

         Credit Facility and Borrowing. At November 2, 1996, the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line. The available portion of the revolving credit line was approximately $13.3 million, after deducting outstanding letters of credit of approximately $368,000 and $9.5 million was available under its acquisition credit line.

         Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $608,000 for capital equipment for the three month period ended November 2, 1996.

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

                        None


Item 3.        Defaults on Senior Securities

                        None


Item 4.        Submission to a Vote of Security Holders

                        None


Item 5.        Other Information

               (i) On November 19, 1996, the Registrant declared a 3 percent stock dividend payable on December 23, 1996 to holders of record on December 4, 1996.


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










                                            DEL GLOBAL TECHNOLOGIES CORP.




                                            /S/LEONARD A. TRUGMAN
                                            ---------------------
                                            Leonard A. Trugman
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and President




                                            /S/MICHAEL H. TABER
                                            ---------------------
                                            Michael H. Taber
                                            Vice President - Finance,
                                            Secretary and Chief
                                            Accounting Officer



Dated:  December 11, 1996