Form 10-Q
period 1997-02-01
DEL GLOBAL TECHNOLOGIES CORP
filed 1997-03-11
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended               February 1, 1997
Commission File Number              1-10512


                          DEL GLOBAL TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New York                                           13-1784308
        --------                                           ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Commerce Park, Valhalla, NY                              10595
-------------------------------                              -----
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

                            Common Stock - 7,400,414

                                     PART I


Item 1.  Financial Statements

              Consolidated Balance Sheets - February 1, 1997 and August 3, 1996

              Consolidated Statements of Income for the Three Months and Six Months ended February 1, 1997 and February 3, 1996

              Consolidated Statements of Cash Flows for the Six Months ended February 1, 1997 and February 3, 1996

              Notes to Consolidated Financial Statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

    ASSETS
                                                       February 1,    August  3,
                                                          1997           1996
                                                       -----------    ----------
           CURRENT ASSETS
   Cash and cash equivalents                           $ 5,528,176   $ 5,817,800
   Investments available-for-sale                          640,283       545,651
   Trade receivables                                     9,533,259     9,221,328
   Inventory                                            25,496,375    23,819,882
   Prepaid expenses and other current assets             1,999,939     1,675,039
                                                       -----------   -----------
           Total current assets                         43,198,032    41,079,700
                                                       -----------   -----------

FIXED ASSETS - Net                                      10,204,605     9,538,489
INTANGIBLES - Net                                        1,283,271     1,322,552
GOODWILL - Net                                           4,231,099     4,311,472
DEFERRED CHARGES                                           712,569       784,751
OTHER ASSETS                                               638,534       692,788
                                                       -----------   -----------
        TOTAL                                          $60,268,110   $57,729,752
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                   $   117,420   $   120,078
   Accounts payable - trade                              4,193,165     3,693,580
   Accrued liabilities                                   3,698,788     4,070,202
   Income taxes                                            674,846       643,545
                                                       -----------   -----------
           Total current liabilities                     8,684,219     8,527,405
                                                       -----------   -----------

LONG-TERM LIABILITIES
   Long-term debt (less current
      portion included above)                              531,620       499,852
   Other                                                   795,709       789,589
   Deferred income taxes                                   843,378       843,378
                                                       -----------   -----------
           Total liabilities                            10,854,926    10,660,224
                                                       -----------   -----------
SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
      Authorized - 10,000,000 shares;
      Issued  and  outstanding -
         7,467,669 shares at February 1, 1997
         and 7,440,108 shares at August 3, 1996            746,767       722,340
   Additional paid-in capital                           45,307,346    43,272,713
   Retained earnings                                     3,769,066     3,411,160
                                                       -----------   -----------
                                                        49,823,179    47,406,213
                                                       -----------   -----------
   Less common stock in treasury -
      67,255 shares at February 1, 1997
      and 58,255 shares at August 3, 1996                  409,995       336,685
                                                       -----------   -----------
           Total shareholders' equity                   49,413,184    47,069,528
                                                       -----------   -----------
        TOTAL                                          $60,268,110   $57,729,752
                                                       ===========   ===========

See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended              Six Months Ended
                                          ----------------------------   ----------------------------

                                             Feb. 1,         Feb. 3,        Feb. 1,         Feb. 3,
                                              1997            1996           1997            1996
                                          ------------    ------------   ------------    ------------

NET SALES                                 $ 12,691,871    $  9,329,438   $ 25,003,255    $ 16,800,619
                                          ------------    ------------   ------------    ------------

COSTS AND EXPENSES:
     Cost of sales                           7,558,599       5,553,918     15,064,837       9,744,552
     Research and development                1,115,612         789,063      2,192,439       1,431,894
     Selling, general & administrative       2,434,208       1,784,151      4,759,747       3,356,117
     Interest (income) or expense - net        (27,840)        285,984        (47,296)        595,211
                                          ------------    ------------   ------------    ------------
                                            11,080,579       8,413,116     21,969,727      15,127,774
                                          ------------    ------------   ------------    ------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                             1,611,292         916,322      3,033,528       1,672,845
PROVISION FOR INCOME TAXES                     491,444         283,261        925,226         510,218
                                          ------------    ------------   ------------    ------------
NET INCOME                                $  1,119,848    $    633,061   $  2,108,302    $  1,162,627
                                          ============    ============   ============    ============
Per share amounts:
     Net income per common share
     and common share equivalents
           - primary                      $        .13    $        .12   $        .25    $        .22
                                          ============    ============   ============    ============
           - fully diluted                $        .13    $        .11   $        .25    $        .21
                                          ============    ============   ============    ============
Weighted average number of
      common shares outstanding
      and common share equivalents
            - primary                        8,583,517       5,587,027      8,523,422       5,566,839
                                          ============    ============   ============    ============
            - fully diluted                  8,620,692       5,597,408      8,561,147       5,572,030
                                          ============    ============   ============    ============


See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Six Months Ended
                                                     ---------------------------
                                                        Feb. 3,        Feb. 3,
                                                          1997           1996
                                                        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $ 2,108,302    $ 1,162,627
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Imputed Interest                                     33,968         33,133
     Depreciation                                        471,697        338,919
     Amortization                                        263,782        194,617
   Changes in assets and liabilities:
     (Increase) decrease in trade receivables           (311,931)       731,732
     Increase in cost and estimated
       earnings in excess of billings
       billings on uncompleted contracts                    --           (8,183)
     Increase in inventory                            (1,676,493)    (1,870,199)
     Increase in prepaid and other current assets       (350,951)      (503,223)
     Decrease in other assets                             27,402         37,861
     Increase in accounts payable - trade                499,585        208,502
     Decrease in accrued liabilities                    (371,412)      (346,549)
     Increase in income taxes payable                    178,918        266,768
                                                     -----------    -----------
        Net cash provided by operating activities        872,867        246,005
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for fixed assets                    (1,137,813)      (761,231)
     Net cash paid on acquisition of
        subsidiaries                                     (15,000)          --
     Investment in marketable securities - net           (94,632)      (119,256)
     Payments to former shareholders of
        subsidiary acquired                              (27,850)       (26,250)
                                                     -----------    -----------
        Net cash used in investing activities         (1,275,295)      (906,737)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (repayment of) bank borrowing      29,110       (147,554)
     Payment for repurchase of shares                    (73,310)       (19,770)
     Proceeds from exercise of stock options
        and warrants                                     175,338        491,867
     Other                                               (18,334)        (7,748)
                                                     -----------    -----------
        Net cash provided by financing activities        112,804        316,795
                                                     -----------    -----------

                                                                     (Continued)
See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                            Six Months Ended
                                                       -------------------------
                                                         Feb. 1,        Feb 3,
                                                          1997           1996
                                                         -------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS              $  (289,624)   $(343,937)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           5,817,800      505,989
                                                       -----------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 5,528,176    $ 162,052
                                                       ===========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Interest paid                                       $    27,950    $ 569,505
                                                       ===========    =========
   Income taxes paid                                   $   747,057    $ 269,405
                                                       ===========    =========












(Concluded)



See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

 NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of February 1, 1997 and the results of its operations and its cash flows for the six months ended February 1, 1997 and February 3, 1996.

               The accounting  policies followed by the Company are set forth in
               Note 1 to the Company's financial statements as of August 3, 1996.

               The  consolidated   financial   statements   should  be  read  in
               conjunction with the notes to the financial statements as of August 3, 1996.

NOTE 2 The results of operations for the six month period ended February 1, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 Inventory is stated at a lower of cost (first-in, first-out) or market.

               Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

                 Inventory consists of the following:
                                                          Feb. 1,      Aug. 3,
                                                           1997         1996
                                                       -----------   -----------

                 Finished goods                        $ 5,848,404   $ 5,463,847
                 Work-in-process                        10,209,391     9,538,081
                 Raw material and purchased parts        9,438,580     8,817,954
                                                       -----------   -----------
Total                                                  $25,496,375   $23,819,882
                                                       ===========   ===========

NOTE 4           FIXED ASSETS

                 Fixed assets consist of the following:
                                                          Feb. 1,       Aug. 3,
                                                           1997          1996
                                                       -----------   -----------

                 Land                                  $   694,046   $   694,046
                 Building                                2,146,025     2,146,025
                 Machinery and equipment                 9,268,032     8,426,324
                 Furniture and fixtures                  1,235,764       833,880
                 Leasehold improvements                  1,085,642     1,043,996
                 Construction in progress                  263,999       435,102
                 Transportation equipment                   30,103        11,425
                                                       ----------    -----------
                                                        14,723,611    13,590,798
                 Less accumulated depreciation and
                         amortization                    4,519,006     4,052,309
                                                       -----------   -----------
                 Net fixed assets                      $10,204,605   $ 9,538,489
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

               Unaudited pro-forma financial information for the 3 and 6 month periods ended February 3, 1996, as if the Gendex Medical acquisition occurred at the beginning of the respective periods, is as follows:

                                                    Three Months     Six  Months
                                                       Ended            Ended
                                                    Feb. 3, 1996    Feb. 3, 1996
                                                    ------------    ------------

                 Net Sales
                                                   $    13,325,247   $25,663,032
                                                   ===============   ===========

                 Income before provision
                 for income taxes                  $       710,425   $ 1,257,247
                                                   ===============   ===========

                 Net Income                        $       493,745   $   873,782
                                                   ===============   ===========

                 Net income per common share
                 and common share equivalents
                 primary and fully diluted         $           .09   $       .16
                                                   ===============   ===========


                  The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Company acquired Gendex Medical at the beginning of the periods presented or of the results to be achieved in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales for the three months ended February 1, 1997 were approximately $12.7 million compared to approximately $9.3 million, an increase of approximately 36.0 percent over the corresponding period in the prior year. Net sales for the six months ended February 1, 1997 were approximately $25.0 million as compared to approximately $16.8 million for the six months ended February 3, 1996, an increase of approximately 48.8 percent. These increases are due to the inclusion of net sales from the Gendex-Del subsidiary.

         Cost of sales, as a percentage of net sales for the three months ended February 1, 1997, was 59.6 percent compared to 59.5 percent for the prior corresponding period. Cost of sales, as a percentage of net sales, for the six months ended February 1, 1997 was 60.3 percent as compared to 58.0 percent for the six months ended February 3, 1996. This change was due to the change in product mix in the periods. The current year period includes the gross margins of medical imaging systems manufactured by Gendex-Del.

         Research and development expenses increased to approximately $1.1 million for the three months ended February 1, 1997 from approximately $789,000 for the three months ended February 3, 1996. Research and development expenses increased to approximately $2.2 million for the six months ended February 1, 1997 from approximately $1.4 million for the six months ended February 3, 1996. The increase was attributable to Gendex-Del and the increase in other research and development activities. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

         Selling, general and administrative expenses were approximately $2.4 million for the three months ended February 1, 1997 as compared to approximately $1.8 million for the same period in the prior year. Selling, general and administrative expenses increased to approximately $4.8 million for the six months ended February 1, 1997 from approximately $3.4 million for the same period in the prior year. These increases are primarily attributable to the inclusion of the selling, general and administrative expenses of Gendex-Del.

         Net interest income was approximately $28,000 for the three months ended February 1, 1997 as compared to net interest expense of approximately $286,000 for the corresponding period in the prior year. Net interest income was approximately $47,000 for the six months ended February 1, 1997 compared to approximately $595,000 of interest expense for the corresponding prior period. Interest expense was significantly reduced as the Company paid off substantially all of its debt. Interest income resulted from the investment of some of the proceeds from the public offering of the Company's common stock, which were in money market instruments and high grade commercial paper.

         Income tax expense was 30.5 percent of pre-tax income for the six months ended February 1, 1997 and for the six months ended February 3, 1996. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

         Net income increased to approximately $1.1 million for the three months ended February 1, 1997, an increase of approximately 76.9 percent from approximately $633,000 for the prior corresponding period. Net income per common share for the three months ended February 1, 1997 increased to $.13 from $.12, on a primary basis, even though the weighted number of common shares outstanding and common share equivalents increased approximately 53.6 percent to 8,583,517 from 5,587,027 shares in the prior corresponding period. Net income per common share for the three months ended February 1, 1997 increased to $.13 from $.11, on a fully diluted basis, even though the weighted number of common shares outstanding and common share equivalents increased approximately 54.0 percent to 8,620,692 from 5,597,408 shares in the prior corresponding period. Net income increased to approximately $2.1 million for the six months ended February 1, 1997, an increase of approximately 81.3 percent from approximately $1.2 million for the prior corresponding period. Net income per common share for the six months ended February 1, 1997 increased to $.25 from $.22, on a primary basis, even though the weighted number of common shares outstanding and common share equivalents increased approximately 53.1 percent to 8,523,422 from 5,566,839 shares in the prior corresponding period. Net income per common share for the six months ended February 1, 1997 increased to $.25 from $.21, on a fully diluted basis, even though the weighted number of common shares outstanding and common share equivalents increased approximately 53.6 percent to 8,561,147 from 5,572,030 shares in the prior corresponding period. The increases in net income for the three and six month periods ended February 1, 1997 are primarily due to higher sales to the Company's medical imaging and diagnostic product customers.

         The Company's growth strategy continues to be to grow internally by expanded product development and marketing and by acquisition and/or joint ventures with specific focus on cost-effective medical imaging and diagnostic products.

         The backlog of unshipped orders at February 1, 1997 was approximately $22.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

         Working Capital. At February 1, 1997 and August 3, 1996, the Company's working capital was approximately $34.5 million and $32.6 million, respectively. On February 1, 1997 and August 3, 1996 the Company had approximately $5.5 million and $5.8 million, respectively, in cash and cash equivalents.

         Inventory at February 1, 1997 increased approximately $1.7 as compared to August 3, 1996. Major new orders received in the quarter ended February 1, 1997 resulted in the increase of inventory levels.

         Credit Facility and Borrowing. At February 1, 1997, the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line. The available portion of the revolving credit line was approximately $13.6 million, after deducting outstanding letters of credit of approximately $262,500, and $9.6 million was available under its acquisition credit line.

         Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $608,000 and $1.1 million for capital equipment for the three month and six month periods ended February 1, 1997, respectively.

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

                        None

Item 3.        Defaults on Senior Securities

                        None

Item 4.        Submission to a Vote of Security Holders

               At the annual meeting of stockholders of the Company held on February 13, 1997, the stockholders:

               (a) Elected the following directors: Natan V. Bertman, David Michael, Seymour Rubin James Tiernan and Leonard A. Trugman.

                           Election of Directors      For     Withheld
                           ---------------------   ---------  --------

                           L.A. Trugman            6,681,327    75,940
                           N.V. Bertman            6,409,791   347,476
                           D. Michael              6,682,226    75,041
                           S. Rubin                6,678,742    78,525
                           J. Tiernan              6,675,030    82,237

               (b) Approved the proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 10,000,000 to 20,000,000 shares.

                          For        Against    Abstain  Broker No Vote
                       ---------     -------    -------  --------------

                       6,386,948     313,972     54,575      1,772

Item 5.        Other Information

               (i) On November 19, 1996, the Registrant declared a 3 percent stock dividend payable on December 23, 1996 to holders of record on December 4, 1996.

Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibits: Exhibit 3.1 -  Certificate of Amendment of the
                                                 Certificate   of  Incorporation
                                                 dated February 13, 1997
                                  Exhibit 11  -  Computation   of  Earnings  per
                                                 Common Share
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



Dated:  March 11, 1997