Form 10-Q
period 1997-05-03
DEL GLOBAL TECHNOLOGIES CORP
filed 1997-06-13
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended              May 3, 1997
Commission File Number         1-10512


                          DEL GLOBAL TECHNOLOGIES CORP.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


           New York                                 13-1784308
           --------                                 ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                      One Commerce Park, Valhalla, NY 10595
                      -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                            Common Stock - 7,393,569

                                     PART I


Item 1. - FINANCIAL STATEMENTS

              Consolidated Balance Sheets - May 3, 1997 and August 3, 1996

              Consolidated Statements of Income for the Three Months and Nine Months ended May 3, 1997 and April 27, 1996

              Consolidated Statements of Cash Flow for the Nine Months ended May 3, 1997 and April 27, 1996

              Notes to Consolidated Financial Statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                          May 3,      August  3,
                                                           1997         1996
                                                       -----------   -----------

CURRENT ASSETS
    Cash and cash equivalents                          $ 5,757,769   $ 5,817,800
    Investments available-for-sale                         716,015       545,651
    Trade receivables                                    9,856,026     9,221,328
    Cost and estimated earnings in excess of
      billings on uncompleted contracts                  1,301,173          --
    Inventory                                           25,084,130    23,819,882
    Prepaid expenses and other current assets            2,161,281     1,675,039
                                                       -----------   -----------
            Total current assets                        44,876,394    41,079,700
                                                       -----------   -----------

FIXED ASSETS - Net                                      10,576,600     9,538,489
INTANGIBLES - Net                                        1,263,631     1,322,552
GOODWILL - Net                                           4,183,254     4,311,472
DEFERRED CHARGES                                           674,457       784,751
OTHER ASSETS                                               599,765       692,788
                                                       -----------   -----------
        TOTAL                                          $62,174,101   $57,729,752
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt              $   113,472   $   120,078
        Accounts payable - trade                         4,664,404     3,693,580
        Accrued liabilities                              3,919,764     4,070,202
        Income taxes                                       605,128       643,545
                                                       -----------   -----------
                Total current liabilities                9,302,768     8,527,405
                                                       -----------   -----------

LONG-TERM LIABILITIES
        Long-term debt (less current
           portion included above)                         467,531       499,852
        Other                                              798,861       789,589
        Deferred income taxes                              843,378       843,378
                                                       -----------   -----------
                Total liabilities                       11,412,538    10,660,224
                                                       -----------   -----------

SHAREHOLDERS' EQUITY
        Common stock, $.10 par value;
          Authorized - 20,000,000 shares;
          Issued  and  outstanding -
          7,471,824 shares at May 3, 1997 and
          7,440,108 shares at August 3, 1996               747,182       722,340
        Additional paid-in capital                      45,477,269    43,272,713
        Retained earnings                                5,052,747     3,411,160
                                                       -----------   -----------
                                                        51,277,198    47,406,213
                                                       -----------   -----------
        Less common stock in treasury -
          78,255 shares at May 3, 1997 and
          58,255 shares at August 3, 1996                  515,635       336,685
                                                       -----------   -----------
          Total shareholders' equity                    50,761,563    47,069,528
                                                       -----------   -----------
        TOTAL                                          $62,174,101   $57,729,752
                                                       ===========   ===========

See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                          ----------------------------   ----------------------------
                                             May 3,         April 27,       May 3,         April 27,
                                              1997            1996           1997            1996
                                          ------------    ------------   ------------    ------------
NET SALES                                 $ 14,317,165    $ 12,555,138   $ 39,320,420    $ 29,355,757
---------                                 ------------    ------------   ------------    ------------

COSTS AND EXPENSES:
     Cost of sales                           8,944,620       7,973,306     24,009,457      17,717,858
     Research and development                1,190,800         869,886      3,383,239       2,301,780
     Selling, general & administrative       2,365,075       2,232,346      7,124,822       5,588,463
     Interest (income) or expense - net        (30,355)        353,298        (77,651)        948,509
                                          ------------    ------------   ------------    ------------
                                            12,470,140      11,428,836     34,439,867      26,556,610
                                          ------------    ------------   ------------    ------------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                          1,847,025       1,126,302      4,880,553       2,799,147

PROVISION FOR INCOME TAXES                     563,343         343,482      1,488,569         853,700
                                          ------------    ------------   ------------    ------------
NET INCOME                                $  1,283,682    $    782,820   $  3,391,984    $  1,945,447
                                          ============    ============   ============    ============
Per share amounts:
     Net income per common share
     and common share equivalents         $        .15    $        .14   $        .40    $        .34
                                          ============    ============   ============    ============
Weighted average number of
      common shares outstanding
      and common share equivalents           8,467,700       5,781,557      8,507,759       5,721,441
                                          ============    ============   ============    ============



See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                                                          Nine Months Ended
                                                     ---------------------------
                                                        May 3,        April 27,
                                                         1997           1996
                                                     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $ 3,391,984    $ 1,945,447
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Imputed Interest                                     51,045         49,852
     Depreciation                                        722,227        539,637
     Amortization                                        390,621        307,647
     Deferred income tax provision                       195,337         72,657
   Changes in assets and liabilities:
     Increase in trade receivables                      (634,698)    (2,641,087)
     Increase in cost and estimated
       earnings in excess of billings
       on uncompleted contracts                       (1,301,173)        (8,183)
     Increase in inventory                            (1,264,248)      (846,861)
     Increase in prepaid and other current assets       (383,702)      (771,883)
     (Increase) decrease in other assets                  (6,124)        54,142
     Increase in accounts payable - trade                970,824      1,147,253
     (Decrease) increase in accrued liabilities         (423,312)       863,578
     Increase in income taxes payable                    239,538        371,809
                                                     -----------    -----------
        Net cash provided by operating activities      1,948,319      1,084,008
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for fixed assets                      (1,760,338)    (1,082,601)
   Net cash paid on acquisition of subsidiaries          (15,000)    (5,815,540)
   Investment in marketable securities - net            (170,364)      (142,644)
   Payments to former shareholders of
     subsidiary acquired                                 (41,775)       (39,422)
                                                     -----------    -----------
        Net cash used in investing activities         (1,987,477)    (7,080,207)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayment of) proceeds from bank borrowing       (38,927)     4,803,572
   Payment for repurchase of shares                     (178,950)       (19,770)
   Proceeds from exercise of stock options
      and warrants                                       175,338      1,059,099
   Other                                                  21,666        (95,079)
                                                     -----------    -----------
        Net cash (used in) provided by financing
           activities                                    (20,873)     5,747,822
                                                     -----------    -----------

                                                                     (Continued)
See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)


                                                          Nine Months Ended
                                                     ---------------------------
                                                        May 3,        April 27,
                                                         1997           1996
                                                     ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS            $   (60,031)   $  (248,377)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         5,817,800        505,989
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 5,757,769    $   257,612
                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Interest paid                                   $    36,109    $   662,421
                                                     ===========    ===========
     Income taxes paid                               $ 1,091,188    $   434,405
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF INVESTING AND
   FINANCING ACTIVITIES:
   Acquisition of subsidiary                         $    15,000    $ 7,707,915
                                                     -----------    -----------
   Subordinated note payable for acquisition                          1,800,000
   Acquisition costs in accrued expenses                                 92,375
                                                                    -----------
                                                                      1,892,375
                                                                    -----------
   Cash paid to acquire subsidiary                   $    15,000    $ 5,815,540
                                                     ===========    ===========

Tax benefit related to exercise of stock
   options and warrants                              $   277,955    $   139,397
                                                     ===========    ===========




                                                                     (Concluded)

See notes to consolidated financial statements

                  DEL GLOBAL TECHNOLOGIES CORP. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of May 3, 1997 and the results of its operations and its cash flows for the nine months ended May 3, 1997 and April 27, 1996.

               The accounting  policies followed by the Company are set forth in
               Note 1 to the Company's financial statements as of August 3, 1996.

               The  consolidated   financial   statements   should  be  read  in
               conjunction with the notes to the financial statements as of August 3, 1996.

NOTE 2 The results of operations for the nine month period ended May 3, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 3         PERCENTAGE OF COMPLETION ACCOUNTING

                                                                      Balance at
                                                                     May 3, 1997
                                                                     -----------

               Costs incurred on uncompleted contracts                $1,482,248

               Estimated earnings                                        667,050
                                                                      ----------
                                                                       2,149,298

               Less:  Billings to-date                                   848,125
                                                                      ----------
               Costs and estimated earnings in excess
                  of billings on uncompleted contracts                $1,301,173
                                                                      ==========

               The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was $4,279,640 at May 3, 1997.

NOTE 4         INVENTORY

               Inventory is stated at a lower of cost (first-in, first-out) or market.

               Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

                 Inventory consists of the following:
                                                       May 3, 1997  Aug. 3, 1996
                                                       -----------  ------------

                 Finished goods                        $ 5,769,350   $ 5,463,847
                 Work-in-process                        10,033,652     9,538,081
                 Raw material and purchased parts        9,281,128     8,817,954
                                                       -----------   -----------
                 Total                                 $25,084,130   $23,819,882
                                                       ===========   ===========

NOTE 5           FIXED ASSETS

                 Fixed assets consist of the following:
                                                 May 3, 1997        Aug. 3, 1996
                                                 -----------        ------------

                 Land                            $   694,046         $   694,046
                 Building                          2,146,025           2,146,025
                 Machinery and equipment           9,653,761           8,426,324
                 Furniture and fixtures            1,268,173             833,880
                 Leasehold improvements            1,156,676           1,043,996
                 Construction in progress            397,352             435,102
                 Transportation equipment             30,103              11,425
                                                 -----------         -----------
                                                  15,346,136          13,590,798
                 Less accumulated depreciation
                    and amortization               4,769,536           4,052,309
                                                 -----------         -----------
                 Net fixed assets                $10,576,600         $ 9,538,489
                                                 ===========         ===========

NOTE 6 Net income per common share was computed using the treasury stock method. The weighted average number of common shares and common share equivalents for the period and for all periods presented includes the effect of the 3 percent stock dividend (see Note 7) declared on November 19, 1996.

NOTE 7 On November 19, 1996, the Company declared a 3 percent stock dividend to holders of record on December 4, 1996, payable December 23, 1996.

NOTE 8         ACQUISITION

               As of March 6, 1996, the Company's wholly-owned subsidiary, Gendex-Del Medical Imaging Corp., acquired certain selected assets of the Gendex Medical Division of Dentsply International Inc.

               Unaudited pro-forma financial information for the 3 and 9 month periods ended April 27, 1996, as if the Gendex Medical acquisition occurred at the beginning of the respective periods, is as follows:
                                                      Three Months   Nine Months
                                                          Ended         Ended
                                                        April 27,     April 27,
                                                           1996          1996
                                                       -----------   -----------

               Net Sales                               $14,125,572   $39,778,604
                                                       ===========   ===========

                Income before provision
                for income taxes                       $ 1,046,963   $ 2,302,594
                                                       ===========   ===========

                Net Income                             $   727,639   $ 1,600,303
                                                       ===========   ===========

                Net income per common share
                and common share equivalents
                primary and fully diluted              $       .13   $       .29
                                                       ===========   ===========

               The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Company acquired Gendex Medical at the beginning of the periods presented or of the results to be achieved in the future.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net sales for the three months ended May 3, 1997 were approximately $14.3 million compared to approximately $12.6 million for the three months ended April 27, 1996, an increase of 14.0 percent over the corresponding period in the prior year. Net sales for the nine months ended May 3, 1997 were approximately $39.3 million as compared to approximately $29.4 million for the nine months ended April 27, 1996, an increase of 33.9 percent. These increases are due to the inclusion of net sales from the Gendex-Del subsidiary and internal growth.

        Cost of sales, as a percentage of net sales for the three months ended May 3, 1997, was 62.5 percent compared to 63.5 percent for the three months ended April 27, 1996. Cost of sales, as a percentage of net sales, for the nine months ended May 3, 1997 was 61.1 percent as compared to 60.4 percent for the nine months ended April 27, 1996. This change was due to the change in product mix in the periods. The current year period includes the gross margins of medical imaging systems manufactured by Gendex-Del.

        Research and development expenses increased to approximately $1.2 million for the three months ended May 3, 1997 from approximately $870,000 for the three months ended April 27, 1996. Research and development expenses increased to approximately $3.4 million for the nine months ended May 3, 1997 from approximately $2.3 million for the nine months ended April 27, 1996. The increase was attributable to Gendex-Del and increases in other research and development activities. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

        Selling, general and administrative expenses were approximately $2.4 million for the three months ended May 3, 1997 as compared to approximately $2.2 million for the same period in the prior year. Selling, general and administrative expenses increased to approximately $7.1 million for the nine months ended May 3, 1997 from approximately $5.6 million for the same period in the prior year. These increases are primarily attributable to the inclusion of the selling, general and administrative expenses of Gendex-Del.

        Net interest income was approximately $30,000 for the three months ended May 3, 1997 as compared to net interest expense of approximately $353,000 for the corresponding period in the prior year. Net interest income was approximately $78,000 for the nine months ended May 3, 1997 as compared to approximately $949,000 of interest expense for the corresponding prior period. Interest expense was significantly reduced as the Company paid off substantially all of its debt. Interest income resulted from the investment of some of the proceeds from the public offering of the Company's common stock, which are in money market instruments and high grade commercial paper.

        Income tax expense was 30.5 percent of pre-tax income for the nine months ended May 3, 1997 and for the nine months ended April 27, 1996. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

        Net income increased to approximately $1.3 million for the three months ended May 3, 1997, an increase of 64.0 percent from approximately $783,000 for the prior corresponding period. Net income per common share for the three months ended May 3, 1997 increased to $.15 from $.14, on a primary and full diluted basis, even though the weighted number of common shares outstanding and common share equivalents increased 46.5 percent to 8,467,700 from 5,781,557 shares in the prior corresponding period. Net income increased to approximately $3.4 million for the nine months ended May 3, 1997, an increase of 74.4 percent from approximately $1.9 million for the prior corresponding period. Net income per common share for the nine months ended May 3, 1997 increased to $.40 from $.34, on a primary and fully diluted basis, even though the weighted number of common shares outstanding and common share equivalents increased 48.7 percent to 8,507,759 from 5,721,441 shares in the prior corresponding period. The increases in net income for the three and nine month periods ended May 3, 1997 are primarily due to higher sales to the Company's medical imaging and diagnostic product customers and the reduction of interest expense.

        The Company's growth strategy continues to be to grow internally by expanded product development and marketing and by acquisition and/or joint ventures with specific focus on cost-effective medical imaging and diagnostic products.

        The backlog of unshipped orders at May 3, 1997 was approximately $22.1 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

        Working Capital. At May 3, 1997 and August 3, 1996, the Company's working capital was approximately $35.6 million and $32.6 million, respectively. On May 3, 1997 and August 3, 1996 the Company had approximately $5.8 million in cash and cash equivalents.

        Inventory at May 3, 1997 increased approximately $1.3 million as compared to August 3, 1996. Major new orders received in the quarter ended May 3, 1997 resulted in the increase of inventory levels.

        Credit Facility and Borrowing. At May 3, 1997, the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line. The available portion of the revolving credit line was approximately $13.7 million, after deducting outstanding letters of credit of approximately $169,000, and approximately $9.6 million was available under its acquisition credit line.


        Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $623,000 and $1.8 million for capital equipment for the three month and nine month periods ended May 3, 1997, respectively.

        The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its current operating cash needs.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             None.

                                     PART II

Item 1.        Legal Proceedings

                      None

Item 2.        Changes in Securities

                      None

Item 3.        Defaults Upon Senior Securities

                      None

Item 4.        Submission of Matters to a Vote of Security Holders

                      None

Item 5.        Other Information

                      None

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits:
                               Exhibit 11  - Computation of Earnings per Common
                                                Share
                               Exhibit 27  - Financial Data Schedule

               (b)   Report on Form 8-K - None

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



Dated:  June 13, 1997