Form 10-K
period 1997-08-02
DEL GLOBAL TECHNOLOGIES CORP
filed 1997-11-14
CIK 27748

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ANNUAL REPORT PURSUANT TO
                            SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED AUGUST 2,1997
                          COMMISSION FILE NUMBER 0-3319

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K__.

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $68,588,836 at the close of business on October 31, 1997.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of business on October 31, 1997.

                            Common Stock - 7,500,423

                                     PART I

ITEM 1.           BUSINESS

            The Company is comprised of (i) Del Global Technologies Corp. ("Del"), a New York corporation which was incorporated in 1954; (ii) RFI Corporation ("RFI"), a Delaware corporation and wholly-owned subsidiary of the Company; (iii) Dynarad Corp. ("Dynarad"), a New York corporation and wholly-owned subsidiary of the Company; (iv) Bertan High Voltage Corp. ("Bertan"), a New York corporation and wholly-owned subsidiary of the Company;
(v) Del Medical Systems Corp. ("Del Medical"), a New York corporation and wholly-owned subsidiary of the Company and (vi) Gendex-Del Medical Imaging Corp. ("Gendex-Del"),a Delaware corporation and a wholly-owned subsidiary of the Company (formerly known as the Gendex Medical Division of Dentsply International Inc.).

            Del Global  Technologies  Corp. is primarily  engaged in the design, manufacture and marketing of medical imaging systems and critical electronic subsystems for medical imaging and diagnostic products. The Company's products are designed to provide cost-effective, high-quality solutions to the needs of its customers. The Company's medical imaging systems include mammography systems, high frequency x-ray generators and x-ray systems (both stationary and portable) sold under both its tradenames and private labels. The Company's critical electronic subsystems are custom engineered to complex customer performance specifications and include high voltage power components, such as power supplies, capacitors, transformers and pulse forming networks. These products are utilized by Original Equipment Manufacturers ("OEMs") for medical imaging and diagnostic products having a broad range of applications such as computerized tomography (CT), magnetic resonance imaging (MRI), bone densitometry, radiography, blood analysis, medical laser surgery and nuclear medicine. As a result of its record for quality and reliability, the Company has developed close working relationships with its OEM customers. These relationships often result in the Company's selection as the sole source provider of these critical electronic subsystems to OEMs. The Company also designs, manufactures and markets precision power conversion products for non-medical applications and electronic noise suppression systems for telecommunications equipment.

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

            During the past five years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. Most significantly, in March, 1996 the Company completed the acquisition of certain assets of Gendex. The Company's sales of medical imaging products increased from approximately $3.4 million or 17.7% of total net sales in fiscal 1992 to approximately $35.6 million or 65.1% of total net sales in fiscal 1997. Reflecting worldwide demand for its products and increased international sales efforts, the Company has increased export sales from approximately $5.3 million in fiscal 1992 to approximately $21.9 million in fiscal 1997. Export sales consist of direct sales of the Company's products and sales of subsystems that are incorporated into OEM's products for export.

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

Medical Imaging Products

            Medical Imaging Systems. The Company's medical imaging systems are sold under the GENDEX, UNIVERSAL and Dynarad brand names. The list prices of the Company's medical x-ray systems range from approximately $9,000 to $70,000 per unit.

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

            Stationary Medical X-ray Systems. Under the GENDEX brand name, the Company produces a full product line of high frequency medical x-ray generators, such as the GENDEX GX-30, which economically provide superior quality x-ray generation associated with high frequency technology, resulting in lower patient dosage, extended tube life and less blurring due to patient motion when compared to single phase generators. The GX-30 generator was developed for both the replacement and new installation markets.

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

            Portable Medical X-Ray Systems. The Company is also a leader in the portable x-ray market with its HF-110A and PHANTOM systems. Both of these portable systems utilize high frequency, microprocessor controlled technology to produce consistent quality x-rays with the added advantages of being smaller, lighter in weight and more cost-effective than stationary x-ray systems. Both systems are FDA certified, UL recognized and meet international safety and quality standards. The Dynarad 9000 Series of portable x-ray systems consists of lightweight portable full-wave rectified generators, equipped with LCD kV digital displays of pre-indicated kV. The 9000 Series is available on three mobile stands. The Dynarad 1200 Series is a compact, reliable portable system, designed for international use. It can be operated within a wide range of environmental and electrical conditions. The 1200 Series is ideal for hospital clinics, mobile medical and military field operations because it is extremely lightweight and versatile.

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

Non-Medical Products

            Critical Electronic Subsystems for High Voltage Power Conversion Applications. The Company's critical electronic subsystems for high voltage power conversion applications consist of high voltage DC power supplies, high and low voltage power supplies and high voltage transformers. Such products are used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories. The Company has also been a supplier of miniature HV power supplies used in detection systems for hazardous materials, serving this market for approximately 20 years.

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

            The Company offers custom designed and standard noise suppression products to meet customer specifications. The Company's catalog contains approximately 1,200 standard noise suppression products. During fiscal 1997 approximately 65% of the Company's noise suppression product sales were attributable to custom designed products and approximately 35% were attributable to catalog products.

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

Marketing, Sales and Distribution

            The Company's medical imaging systems are distributed in the United States and certain foreign countries, by a network of approximately 250 dealers. Medical imaging systems dealers are supported by the Company's regional managers, product line managers and technical support groups, who train dealer sales personnel and participate in customer calls. Technical support in the selection, use and maintenance of the Company's products is provided to dealers and professionals by customer service representatives. The Company also maintains telephone hotlines to provide technical assistance to dealers and professionals. Additional product and dealer support is provided through participation in medical equipment exhibitions and trade advertising. The Company exhibits its products at the American College of Surgeons Annual Meetings, at the Radiological Society of North American Conferences in Chicago and at the MEDICA Medical Conference in Dusseldorf, Germany.

            The Company markets its critical electronic subsystems for both medical and non-medical products through 16 in-house sales personnel, approximately 60 exclusive independent sales representatives in the United States and approximately 45 exclusive international agents principally in the Middle East, Canada, Europe, Asia, Australia and India. Sales representatives are compensated primarily on a commission basis; the international agents are compensated either on a commission basis or act as independent distributors. The Company's marketing efforts emphasize its ability to custom engineer products to optimal performance specifications and the Company's record for quality and reliability. The Company emphasizes team selling where a sales representative, a Company engineer and management personnel work together to market the Company's products. The Company also markets its products through its catalogs and through trade journals and participation in industry shows.

Product Development

            The  Company  has an  extensive  ongoing  research  and  development program. As of August 2, 1997, the Company employed 50 persons in research and development, who are engaged both in the design of customized products and in the Company's ongoing research and development activities. The Company's expenditures for research and development were approximately $4.5 million in fiscal 1997, $3.4 million in fiscal 1996 and $2.9 million in fiscal 1995. Approximately 80% of all new critical electronic subsystems produced by the Company are designed and developed to customer specifications for use as components of the customer's equipment. For example, the Company has developed cost-effective anode modules for CT scanners and a "ruggedized" miniature HV oil exploration probe for a Fortune 50 multi-national corporation. The Company generally retains all custom technology developed to meet customer specifications in connection with new electronic subsystems.

            Certain new products are developed by the Company as standard products for industry at large after the Company has evaluated their potential. Such products include standardized HV, high frequency rack mounted power supplies and associated modules for use as precision test equipment by industrial laboratories, universities
                                        5
and research facilities. In addition, many new custom designed noise suppression products are eventually made available as standard products in the Company's catalog.

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

            The Company's long term customer relationships have facilitated and enhanced product development. Many customers have consulted with the Company concerning their product development programs. enabling the Company to custom design critical electronic subsystems and noise suppression products for new generations of customer products.

Manufacturing

            The Company manufactures its HV power conversion components in three facilities, one in Valhalla, New York, one in Hicksville, New York and a third in Deer Park, New York. The Company manufactures all of its electronic noise suppression filters and capacitor components at its facility in Bay Shore, New York. The Company manufactures its cost effective medical imaging products at its facility in Deer Park, New York and at its facility in Franklin Park, IL.

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

Export Sales

            During the three fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995, export sales accounted for approximately 40%, 40%, and 36%, respectively, of the Company's revenues. Export sales are made principally in Europe, the Far East, North America and the Middle East.

Backlog

            The Company's backlog at August 2, 1997 was approximately $23.9 million compared to a backlog of approximately $23.0 million at August 3, 1996, and approximately $18.9 million at July 29, 1995. Substantially all of the backlog will result in shipments within the next 12 months.

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

Trademarks and Patents

            The Company's trademark properties contribute to the Company's marketing position. To safeguard these properties, the Company maintains trademark registrations in the United States and in significant international markets for its products. As part of its acquisition of certain assets of Gendex, the Company acquired the UNIVERSAL tradename and has been granted a license to use, in conjunction with the word "medical," the GENDEX tradename for medical imaging systems for five years from March 1996. The Company owns the FILTRON(R) trademark for noise suppression products. The Company does not consider that its business is materially dependent on patent protection.

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

            Prior to commercial distribution in the United States, most medical products, including the Company's, must be filed with the FDA and the facilities in which they are manufactured must be registered with the FDA. Additionally, prior to distribution, the products are required to be subjected to a review process by the FDA to assess whether they qualify for marketing under a "510(k)" Premarket Notification Process as substantially equivalent to a product marketed before May 28, 1976 or whether an application for Premarket Approval must be favorably acted upon before they may be distributed. All of the Company's products to date have met the appropriate FDA requirement for marketing.

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

            The Company's marketing of its products in several foreign markets is subject to qualification and regulation by applicable foreign governments. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 certification, which is analogous to compliance with the FDA's GMP requirements. The Company is in the process of obtaining ISO 9000 certification for all of its operating facilities; however, there can be no assurance that such facilities will receive ISO 9000 certification or that the Company will be able to continue to meet the requirements for ISO 9000 certification. The Federal government, most states and certain foreign countries monitor and require licensing of x-ray devices and the handling of radioactive material. Failure to comply with such laws could subject the Company to fines and penalties. The Company has obtained the requisite regulatory approval for its systems where it markets its products. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

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

            The Company has not experienced in fiscal 1997, and does not anticipate, any material expenditures in connection with its compliance with Federal, state or local environmental laws or regulations.

Employees

            As of August 2, 1997, the Company had approximately 412 employees, including 7 executive officers, 29 persons in general administration, 24 persons in marketing, 302 persons in manufacturing and 50 persons in research and development. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

ITEM 2.           PROPERTIES

            The Company's executive headquarters are located in a facility in Valhalla, New York in which the Company leases approximately 37,000 square feet and where it designs and manufactures some of its power conversion components. The facility is held under a lease expiring on July 31, 2002. The current annual base rent for such premises is approximately $282,000. RFI owns a 55,000 square foot facility located on four acres in Bay Shore, Long Island, where it engages in electronic filter design and manufacturing. Dynarad Corp. leases approximately 24,000 square feet of its facility in Deer Park, New York, under a lease expiring August 31, 2002, where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $222,000. Bertan leases approximately 38,000 square feet of its facility in Hicksville, New York under a lease expiring May 31, 2004 where it designs and manufactures some of its power conversion devices. The current annual base rent for such premises is approximately $310,000. Gendex-Del leases approximately 68,000 square feet of its facility in Franklin Park, IL under a lease which can be extended through January 2003, where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $182,000.The Company believes that its current facilities are sufficient for its present requirements.


ITEM 3.           LEGAL PROCEEDINGS

            RFI is a defendant in an action pending in the Supreme Court of the State of New York, Kings County which commenced July 25, 1994. The plaintiffs, Mark Palmer Hansen and the other individuals named in the pleading, claim that while they were employed by Unisys, they were injured as a result of exposure to an allegedly toxic substance contained in certain filters manufactured by Filtron Co., Inc. The principal defendants in the action are Filtron Co., Inc., RFI and Paramax Systems Corporation. Plaintiff's exposure to the alleged toxic substance occurred prior to the Company's purchase of selected assets of Filtron Co., Inc. from ARX, Inc. Furthermore, Filtron Co., Inc. and ARX, Inc. are contractually obligated to indemnify the Company in connection with this claim. The Company's product liability insurance carrier has appointed counsel to defend this action. On the advice of counsel, the Company believes it has meritorious defenses to the claim.

            Management does not believe that the resolution of the above legal proceeding will have a material effect on the Company's consolidated financial condition, results of operations and cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.     MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            As of June 10,1996 the common stock of Del Global Technologies Corp. began trading on the Nasdaq Stock Market under the symbol DGTC. From April 18, 1990 to June 10, 1996 the common stock of Del Global Technologies Corp. was traded on the American Stock Exchange under the symbol DEL. The following table shows the high and low closing sales prices per share of common stock for the past twelve quarters.

                     Year Ending         Year Ending              Year Ending
                    August 2, 1997      August 3, 1996           July 29, 1995
                     High    Low         High    Low              High    Low
                     ----    ---         ----    ---              ----    ---

 First Quarter      10      7 3/4       6 7/16  5 5/16          6  3/16  5
 Second Quarter     10      7 3/8       7 3/4   5 3/4           4 13/16  4  3/8
 Third Quarter       9 5/8  7           8 5/16  7 1/8           5  1/2   4 11/16
 Fourth Quarter     10 1/4  7 1/4      18 7/8   6 13/16         6  7/16  5

The above prices have been restated to give retroactive effect to 3% stock dividends declared in November, 1996, June, 1996, November, 1995, May, 1995 and November, 1994.

The approximate number of holders of record of the Company's common stock $.10 par value as of August 2, 1997 was 1,182.

Due to the restrictions of its borrowing agreement, the Company has not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983.






ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

The selected statements of income data presented for the fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995 and the balance sheet data as of August 2, 1997 and August 3, 1996, have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of income data for the fiscal years ended July 30, 1994 and July 31, 1993 and the balance sheet data as of July 29, 1995, July 30, 1994 and July 31, 1993 have been derived from audited financial statements not included herein. This selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

DEL GLOBAL TECHNOLOGIES CORP.  AND SUBSIDIARIES

                                                                  Fiscal Year Ended
                                         ----------------------------------------------------------------
                                           August 2,    August 3,     July 29,     July 30,     July 31,
INCOME STATEMENT DATA:                      1997(b)      1996(b)       1995(b)      1994(b)      1993(b)
                                           --------     --------      --------     --------     --------

  Net sales                              $54,685,289   $43,745,454  $32,596,312  $24,327,015  $22,287,315

  Cost and expenses:
     Cost of sales                        32,854,825    27,355,262   19,177,999   15,179,081   13,455,261
     Research and development              4,548,487     3,429,331    2,861,844    2,253,412    1,712,881
     Selling, general and
       administrative                     10,193,244     7,503,689    6,622,690    4,862,519    4,390,267
     Interest (income) expense - net         (54,470)    1,148,639    1,191,142      576,832      360,149
                                         -----------   -----------  -----------  -----------  -----------
                                          47,542,086    39,436,921   29,853,675   22,871,844   19,918,558
                                         -----------   -----------  -----------  -----------  -----------
  Income before provision
     for income taxes                      7,143,203     4,308,533    2,742,637    1,455,171    2,368,757

  Provision for income taxes               2,231,649     1,393,111      837,428      341,525      708,000
  Cumulative effect of change in
     method for accounting for
     income taxes                               -              -            -         76,363          -
                                         -----------  ------------  -----------  ----------- ------------

  Net income                             $ 4,911,554  $  2,915,422  $ 1,905,209  $ 1,190,009 $  1,660,757
                                         ===========  ============  ===========  =========== ============

  Net income per common share and
     common  share  equivalents,
     before  cumulative effect of
     change in method for
     accounting for income taxes         $       .58  $        .48  $       .37  $       .21 $        .34

  Cumulative effect of change in
     method for accounting for
     income taxes                                  -             -            -          .02            -
                                         -----------  ------------  -----------  ----------- ------------
  Net income per common share and
     common share equivalents (a):
     primary                             $       .58  $        .48  $       .37  $       .23 $        .34
                                         ===========  ============  ===========  =========== ============

  Number of shares used in computation
     of primary earnings per share (a)(c)  8,498,404     6,112,248    5,351,493    5,195,108    4,851,175
                                         ===========  ============  ===========  =========== ============

  Number of shares used in computation
     of fully diluted earnings
     per share (a)(c)                      8,524,522     6,112,248    5,374,066    5,195,108    4,854,110
                                         ===========   ===========  ===========  ===========  ===========

                                                                       As of
                                         ----------------------------------------------------------------
                                          August 2,      August 3,    July 29,      July 30,    July 31,
BALANCE SHEET DATA:                        1997(b)        1996(b)     1995(b)       1994(b)      1993(b)
                                          --------       --------    --------      --------     --------
  Working capital                        $37,007,412   $32,552,295  $20,648,281  $18,530,176  $13,856,981
                                          ==========    ==========   ==========   ==========   ==========

  Total assets                           $64,129,810   $57,729,752  $39,054,634  $36,198,373  $24,969,136
                                          ==========    ==========   ==========   ==========   ==========

  Long-term debt                         $   411,127   $   499,852  $11,902,951  $11,485,722  $ 5,639,290
                                          ==========    ==========   ==========   ==========   ==========

  Shareholders' equity                   $52,530,230   $47,069,528  $19,525,073  $17,698,507  $15,634,240
                                          ==========    ==========   ==========   ==========   ==========

  Common shares outstanding (a)(c)         7,411,979     7,380,106    4,452,244    4,451,040    4,140,923
                                         ===========   ===========  ===========  ===========  ===========

        (a) Net income per common share and common stock equivalents have been restated to give effect to stock dividends in fiscal years 1997, 1996, 1995, 1994 and 1993. See footnote 1 of notes to the consolidated financial statements for computation of earnings per share.

        (b) The fiscal years ended August 2, 1997 and August 3, 1996 include the operations of Gendex-Del; the fiscal years ended August 2, 1997, August 3, 1996, July 29, 1995, July 30, 1994 and July 31, 1993 include the operations of Dynarad; fiscal years ended August 2, 1997, August 3, 1996, July 29, 1995 and July 30, 1994 include the operations of Bertan.

        (c) Common shares outstanding for 1997, 1996, 1995, 1994 and 1993 are reduced by 104,255, 58,255, 55,165, 16,656 and 4,000 shares of treasury stock, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements. Such statements involve various risks that may cause actual results to differ materially. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition and to integrate acquired businesses, changing industry or
competitive   conditions,   and  other  risks   referred  to  in  the  Company's
registration statements and periodic reports filed with the Securities and Exchange Commission.

Overview

                  The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed three acquisitions in the past five years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; and Gendex-Del(a manufacturer of medical imaging systems) in fiscal 1996. The Company's net sales have increased from approximately $18.9 million in fiscal 1992 to approximately $54.7 million in fiscal 1997, a compounded annual growth rate of 23.6%.

                  During the past five years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. The Company's net sales attributable to medical imaging products have increased from approximately $3.4 million or 17.7% of total net sales in fiscal 1992 to approximately $25.7 million or 59% of total net sales and approximately $35.6 million or 65.1% of total net sales in fiscal years 1996 and 1997, respectively.

                  Management believes that recent cost containment trends in the healthcare industry have created opportunities for its cost-effective medical imaging products in domestic and international markets. Some of these trends are increased demand for lower cost medical equipment, outsourcing of systems and critical electronic subsystems by leading OEMs, increased demand for certain diagnostic procedures and lower cost medical services in the global marketplace.

General

                  The following discussion and analysis examines the major factors contributing to the Company's financial condition and results of operations for the three years ended August 2, 1997, August 3, 1996 and July 29, 1995. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

                  For segment reporting purposes, the Company has organized its operations based upon its manufacturing capabilities into two segments: Critical Electronic Subsystems and Medical Systems. The Critical Electronic Subsystems segment includes sales of critical electronic subsystems for medical applications which are classified as medical imaging products but which are manufactured within this segment, of approximately $13.2 million, $11.7 million and $8.8 million, respectively, for fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995. Aggregate sales of medical products were approximately $35.6 million, $25.7 million and $14.4 million, respectively, for fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995.




Results of Operations


                  The following table sets forth, for the years indicated, the percentage of net sales represented by items as shown in the Company's Consolidated Statements of Income.

                                                  Fiscal Years Ended
                                            ------------------------------
                                            August 2,  August 3,  July 29,
                                              1997      1996       1995
                                              ----      ----       ----

Net sales                                     100.0%     100.0%    100.0%
Costs and expenses:
Cost of sales                                  60.1       62.5      58.8
Research and development                        8.3        7.8       8.8
Selling, general
   and administrative                          18.6       17.2      20.3
Interest(income)expense - net                   (.1)       2.6       3.7
                                             ------     ------    ------
                                               86.9       90.1      91.6
                                             ------     ------    ------
Income before provision
   for income taxes                            13.1        9.9       8.4
Provision for income taxes                      4.1        3.2       2.6
                                             ------     ------    ------
Net income                                      9.0%       6.7%      5.8%
                                             ======     ======    ======

Fiscal Years 1997, 1996 and 1995

                  Net sales for the Critical Electronic Subsystems segment for fiscal 1997 were approximately $32.3 million compared to approximately $29.4 million for fiscal 1996, an increase of 9.9%. Net sales for the Critical Electronic Subsystems segment for fiscal 1996 were approximately $29.4 million compared to approximately $27.0 million for fiscal 1995, an increase of 8.9%. The increases were due to internal growth as the result of increased demand for the Company's products. Net sales for the Medical Systems segment were approximately $22.4 million for fiscal 1997 compared to approximately $14.3 million for fiscal 1996, an increase of 56.6%. This increase was due to the inclusion of Gendex-Del for the whole year, which contributed an increase of approximately $9.5 million, which was partially offset by reduced sales of portable x-ray systems of approximately $1.4 million. Fiscal 1996 included large initial orders for portable x-ray systems into the State of Michigan and to the United States Marine Corps. Net sales for the Medical Systems Manufacturing segment were approximately $14.3 million for fiscal 1996 as compared to approximately $5.6 million in fiscal 1995, an increase of 255.4%.The increase was due to internal growth of Dynarad of approximately $1.4 million and the acquisition of the Gendex-Del subsidiary, which occurred in March 1996.

                   Cost of sales for the Critical Electronic Subsystems segment decreased to 52.6% of net sales in fiscal 1997 from 53.6% of net sales in fiscal 1996. Cost of sales for the Critical Electronic Subsystems segment decreased to 53.6% of net sales in fiscal 1996 from 55.5% of net sales in fiscal 1995. The decrease in cost of sales as a percentage of net sales in fiscal years 1997 and 1996 were primarily due to improved operating efficiencies and a favorable product mix. Cost of sales in fiscal 1997 for the Medical Systems segment decreased to 70.8% of net sales from 73.8% of net sales in fiscal 1996. Cost of sales in fiscal 1996 for the Medical Systems segment decreased to 73.8% of net sales from 75.0% of net sales in fiscal 1995. The fiscal 1997 and 1996 improvements in margins from fiscal 1995 are due to the reduced manufacturing cost from efficiencies implemented in this segment in both the Gendex-Del and Dynarad subsidiaries and to the transfer of manufacturing of certain of the Dynarad systems to Gendex-Del.

                  Research and development costs, for the Critical Electronic Subsystems segment, increased 17.2% to approximately $3.34 million in fiscal 1997 from approximately $2.85 million in fiscal 1996. Research and development costs, for the Critical Electronic Subsystems segment, increased 5.1% to approximately $2.85 million in fiscal 1996 from approximately $2.71 million in fiscal 1995. These increases were due to new products being developed in this segment. Research and development costs in the Medical Systems segment increased 107% to approximately $1.21 million in fiscal 1997 from approximately $583,000 in fiscal 1996. Research and development costs in the Medical Systems segment increased 281% to approximately $583,000 in fiscal 1996 from approximately $153,000 in fiscal 1995. These increases were attributable to increased research and development at Dynarad and to the inclusion of the research and development of the Gendex-Del subsidiary for all of fiscal 1997 and part of fiscal 1996.

                   Selling, general and administrative expenses, as a percentage of sales, in the Critical Electronic Subsystems segment, were approximately $6.1 million or 18.9% of net sales in fiscal 1997 as compared to approximately $5.0 million or 16.9% of net sales in fiscal 1996. The increase in selling, general and administrative expenses was primarily due to the addition of several new regional marketing managers, higher levels of advertising, trade show attendance, marketing expenses and increased amortization of deferred charges in fiscal 1997 as compared to fiscal 1996. Selling, general and administrative expenses, as a percentage of sales, in the Critical Electronic Subsystems segment, were approximately $5.0 million or 16.9% of net sales in fiscal 1996 as compared to approximately $5.4 million or 19.9% of net sales in fiscal 1995. The decrease was due to lower levels of advertising and trade show attendance. Selling, general and administrative expenses, for the Medical Systems segment, were approximately $4.1 million or 18.3% of net sales in fiscal 1997 as compared to approximately $2.5 million or 17.7% of net sales in fiscal 1996. The increase was due to higher levels of advertising, trade show attendance and an increase in amortization of certain intangible assets. Selling, general and administrative expenses, for the Medical Systems segment, were approximately $2.5 million or 17.7% of net sales in fiscal 1996 as compared to approximately $1.2 million or 22.2% of net sales in fiscal 1995. The reduction of selling, general and administrative expenses as a percentage of sales was due primarily to the increased sales volume with the acquisition of Gendex-Del in March 1996.

                  Interest income for fiscal 1997 was approximately $54,000, net of interest expense of approximately $239,000. Such interest expense included the amortization of the Company's interest rate protection agreements of approximately $43,000 and approximately $76,000 of bank commitment fees on unused balances. The Company's reduction in interest from fiscal 1996 is due to the repayment of substantially all of its Bank borrowings as the result of the equity offering completed in July 1996. Interest expense, net of interest income, for fiscal 1996 and 1995 was approximately $1.1 million and $1.2 million, respectively. Interest expense decreased in fiscal 1996 as the result of the completion of an equity offering in July 1996 and subsequent debt repayments.

                  Income tax expense decreased to 31.2% of pre-tax income in fiscal 1997 from 32.3% of pre-tax income in fiscal 1996, primarily due to the reinstatement of the research and development tax credits for all of fiscal 1997. Income tax expense increased to 32.3% of pre-tax income in fiscal 1996 from 30.5% of pre-tax income in fiscal 1995, primarily due to the effect of lower research and development tax credits available in fiscal 1996 due to the timing of the reinstatement of this tax credit . Fiscal 1996 includes only one month of this tax credit as compared to fiscal 1995 which has a full year of this tax credit.

                  Net income for fiscal 1997 was approximately $4.9 million, an increase of 68.5% from approximately $2.9 million in fiscal 1996. Net income for fiscal 1996 was approximately $2.9 million, an increase of 53.0% from approximately $1.9 million in fiscal 1995. Primary and fully diluted earnings per share for fiscal 1997 were $.58, an increase of $.10 per share which represents a 20.8% increase from primary and fully diluted earnings per share of $.48 in fiscal 1996. Primary and fully diluted earnings per share for fiscal 1996 were $.48, an increase of $.11 per share which represents a 29.7% increase from primary earnings per share of $.37 in fiscal 1995. The number of outstanding shares and common share equivalents increased from approximately 6.1 million shares in fiscal 1996 to approximately 8.5 million shares in fiscal 1997 or 39.3%, primarily due to the results of the public offering of 2,275,000 shares completed in July 1996. The increases in net income and earnings per share for fiscal 1997 as compared to fiscal 1996 were due to internal growth, improved gross margins due to operating efficiencies, the inclusion of the operations of the Gendex-Del subsidiary for a full year in fiscal 1997 and the repayment of bank borrowings in the fourth quarter of fiscal 1996. The increases in net income and earnings per share for fiscal 1996 as compared to fiscal 1995 were due to internal growth and the addition of the Gendex-Del subsidiary in March 1996.


Analysis of Financial Condition

Liquidity and Capital Resources. The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of Common Stock. Cash flows from operations were approximately $3.3 million, $3.8 million and $1.3 million for the fiscal years ended August 2, 1997, August 3, 1996 and July 29, 1995, respectively. At August 2, 1997 the Company had a current ratio of
                                       13
approximately 4.96 to 1.0 and the availability of approximately $23.3 million of bank borrowings under its lines of credit.

Equity Financing. In July 1996, the Company completed a public offering of 2,275,000 shares of its common stock, including 275,000 shares of the over-allotment option. The net proceeds of this offering were approximately $21.6 million after deducting underwriters fees and expenses.

Working Capital. At August 2, 1997 and August 3, 1996, the Company's working capital was approximately $37.0 million and $32.6 million, respectively. At such dates the Company had approximately $6.1 million and $5.8 million, respectively, in cash and cash equivalents.

                  Trade receivables at August 2, 1997 increased approximately $2.0 million as compared to August 3, 1996 primarily due to higher shipping levels during the Company's fourth quarter in fiscal 1997 compared to fiscal 1996. Trade receivables at August 3, 1996 increased approximately $2.8 million as compared to July 29, 1995 primarily as the result of the inclusion of the Gendex-Del receivables of approximately $3.1 million in fiscal year 1996.

                  Cost and estimated earnings in excess of billings on uncompleted contracts of approximately $1.9 million at August 2, 1997 relate to long term contracts which are accounted for under the percentage of completion method of accounting.

                  Inventory at August 2, 1997 increased by approximately $861,000 as compared to August 3, 1996, primarily at Gendex-Del. Inventory at August 3, 1996 increased approximately $5.8 million as compared to July 29, 1995. Approximately $4.3 million of this increase was due to the inclusion of the Gendex-Del inventory and the balance due to higher business levels at the Company's other operating units.

                  Prepaid expenses and other current assets increased approximately $134,000 at August 2, 1997 as compared to August 3, 1996. This increase was primarily attributable to prepaid insurance and other prepaid items. Prepaid expenses and other current assets increased approximately $557,000 at August 3, 1996 as compared to July 29, 1995. This increase in prepaid expenses and other current assets was primarily attributable to advanced payments for inventory of Del Medical Systems and RFI Corporation under their exclusive distribution agreement for diagnostic medical image enhancers and filtered connectors and the prepaid expenses of Gendex-Del.

                  Accounts payable increased by approximately $243,000 at August 2, 1997 as compared to August 3, 1996. This increase was attributable to higher levels of inventory required for fiscal 1997 shipments. Accounts payable increased by approximately $1.2 million at August 3, 1996 as compared to July 29, 1995, which was primarily attributable to the inclusion of accounts of Gendex-Del, partly offset by lower levels of payables at the other operating units.

                  Accrued liabilities increased by approximately $174,000 at August 2, 1997 as compared to August 3, 1996. The increase was due to higher amounts accrued for vacations and other personnel costs. Accrued liabilities increased by approximately $1.6 million at August 3, 1996 as compared to July 29, 1995, which was primarily attributable to the inclusion of Gendex-Del and taxes payable.

                  Deferred compensation liability increased by approximately $177,000 at August 2, 1997 as compared to August 3, 1996. $125,000 of this increase relates to the fiscal 1997 funding of deferred compensation and approximately $52,000 relates to recognized and unrealized gains, on the underlying investments. Deferred compensation liability increased by approximately $167,000 at August 3, 1996 as compared to July 29, 1995. $125,000 of this increase relates to the fiscal 1996 funding of deferred compensation and approximately $42,000 relates to recognized and unrealized gains, on the underlying investments. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the President, under a contractual arrangement between the President and the Company.

Credit Facility and Borrowing. On March 5, 1996, in connection with the acquisition of Gendex, the Company and its lending bank entered into an Amended and Restated Credit Agreement wherein the bank increased the Company's line of credit to $24.0 million, consisting of a five year $10.0 million term loan and a four year revolving line of credit of $14.0 million. In connection with the Gendex acquisition, on March 6, 1996 the Company delivered a seven year $1.8 million subordinated note to Dentsply International Inc. The Company on June 12, 1996, after partially completing the sale of 2,275,000 shares of common stock was able to repay the Dentsply loan and all but $600,000 of its bank borrowing. On August 2, 1996, the Company and its lending bank amended their Credit Agreement to allow for a five year $10.0 million acquisition credit line to replace the five year term loan. Borrowings under the Company's Amended Credit Agreement are now on an unsecured basis. On August 1, 1997, the Company and its lending bank further amended their Credit Agreement to increase the provision for letters of credit from $2,000,000 to $4,000,000, to eliminate the requirement to provide interest rate protection contracts unless the Company's borrowings on term loans exceed $5,000,000, to eliminate the requirement to prepare monthly borrowing base certificates until the Company's borrowings and letters of credit outstanding exceed $5,000,000, to increase the amount that the Company can invest in other entities without Bank prior approval from $250,000 to $1,000,000 and to provide for a fixed rate interest option, at the Company's request. At August 2, 1997, the Company had approximately $13.7 million available under its revolving line of credit, after deducting letters of credit outstanding of approximately $207,000 and approximately $9.6 million available under its acquisition credit line.

Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capabilities and capacity. The Company has expended approximately $2.7 million, $2.0 million and $1.3 million, respectively, for capital equipment expenditures in fiscal years 1997, 1996 and 1995, respectively.

Shareholders' Equity. Shareholders' equity increased to approximately $52.5 million at August 2, 1997 from approximately $47.1 million at August 3, 1996, primarily due to the results of operations. Additionally, during fiscal 1997 approximately 73,000 stock options and warrants were exercised, with proceeds of approximately $422,000 and 46,000 shares of common stock were repurchased at a cost of approximately $367,000.

Effects of New Accounting Pronouncements

Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and believes it will be significant. If SFAS No. 128 were effective for the fiscal year ended August 2, 1997, the effect of implementation would have resulted in "Basic Earnings per Share" of $.66 and "Diluted Earnings per Share" of $.58.

Disclosure of Information About Capital Structure. In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information About Capital Structure." This statement is effective for years ending after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting and, as it contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions 10, 15 and 47, no further disclosures are needed.

Reporting of Comprehensive Income. In February 1997, the FASB issued SFAS No. 130 "Reporting of Comprehensive Income." This statement is effective for years ending after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting from the adoption of this statement and has found that no further disclosures are needed.

Disclosures About Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

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



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Name                        Age             Position

Leonard A. Trugman (1)..................59   Chairman of the Board, Chief
                                             Executive Officer and President

David Engel.............................48   Executive Vice President and
                                             Chief Financial Officer

Louis J. Farin, Sr......................54   Vice President and General Manager
                                             of Del Power Conversion Division

Paul J. Liesman.........................36   Vice President and General Manager
                                             of Bertan High Voltage Corp.

John Mankowich..........................53   Vice President and General Manager
                                             of Gendex-Del Medical Imaging Corp.

Seymour Rubin...........................67   Vice President and President of RFI
                                             Corporation, Director

Michael H. Taber........................52   Vice President - Finance, Secretary
                                             and Chief Accounting Officer

Natan V. Bertman  (1)(2)................68   Director


David Michael (1)(2)(3).................60   Director


James Tiernan (3).......................73   Director

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

            John Mankowich has been Vice President and Vice President and General Manager of Gendex-Del Medical Imaging Corp. since April 1997. From November 1994 to April 1997, Mr. Mankowich was a Director of International Operations for Lorad Corp., a Division of Trex Medical. From November 1993 to November 1994, he was Director of Business Development of E-MED, a Division of E-Systems Corp. From September 1990 to November 1993, he was President and CEO of Norland Corporation. Mr. Mankowich holds a Masters Degree in Bio-Chemistry.

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

Section 16(a) Beneficial Ownership of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons holding more than 10% of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership, or changes in ownership and annual reports of ownership of Common

Stock and other equity securities of the Company. Specific due dates for these reports have been established and the Company is required toreport herein any failure to file by these dates in fiscal 1997. Leonard A. Trugman and Michael H. Taber were late in reporting shares owned by them under the Company's Employee Stock Purchase Plan ("Stock Purchase Plan"). David Engel, Paul Liesman and Seymour Rubin were late in reporting the grant of stock options issued to them on November 6, 1996 under the Company's Stock Option Plan ("Plan") and shares owned by them under the Stock Purchase Plan. Louis Farin was late in reporting the grant of stock options issued to him on November 6, 1996 under the Plan. John Mankowich was late in filing a Form 3 and reporting stock options granted to him on April 18, 1997 under the Plan.

ITEM 11.          EXECUTIVE COMPENSATION

       The following table sets forth, for the three fiscal years ended August 2, 1997, certain compensation information with respect to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, and two additional individuals, based upon salary and bonus earned by such executive officers and individuals in the fiscal year ended August 2, 1997.

                                                      SUMMARY COMPENSATION TABLE
                                                                                            Long-term Compensation
                                             Annual Compensation                                    Awards
                              ---------------------------------------------------   ----------------------------------------
                                                                                                     Securities
                                                                                    Restricted       Underlying   All Other
Name and Principal                                                Other Annual        Stock           Options   Compensation
    Position                  Year      Salary($)     Bonus($)    Compensation($)    Awards($)        SARS (#)    ($) (1)
    --------------            ----      ---------     --------    ---------------   ----------        -------     -------
    Leonard A. Trugman        1997       303,876      488,541(2)              -             -              -       43,313
      Chairman, CEO           1996       289,406      343,318(2)              -             -              -       39,708
      and President           1995       275,625      257,273(2)              -             -          56,275      40,356

    Seymour Rubin             1997       225,000       50,000                 -             -           5,150      14,124
      Vice President          1996       223,379       32,284                 -             -          10,609       7,274
      and President of        1995       210,000       50,000                 -             -          11,255       8,539
      RFI Corporation

    Michael H. Taber          1997       104,000       15,000          62,821(3)            -           5,150       9,655
       V.P. Finance,          1996       100,000       12,500                 -             -           7,957       3,002
       Secretary and          1995        92,500       10,000                 -             -           5,628       3,002
       Chief Acctg. Officer

    David Engel               1997       125,000       44,535                 -             -           7,725       2,062
       Executive Vice         1996       109,423        7,500                 -             -          10,609       1,496
       President/CFO          1995        86,634        1,500                 -             -           5,628         666

    Louis J. Farin, Sr.       1997       110,000       15,000                 -             -           5,150       9,183
      Sr. Vice President,     1996       105,000       20,815                 -             -          10,609       1,532
      V.P. & Genl. Mgr. -     1995       100,000        4,000                 -             -               -           -
      Del Power Conversion

    Howard Bertan(4)          1997       144,063      111,910                 -             -          10,000      12,014(5)
      Senior Technical        1996       154,918      117,665                 -             -          10,609       1,655
      Consultant              1995       139,192       72,154                 -             -               -       1,000

    George Solomon(6)         1997       128,983        5,000                 -             -           2,575       2,203
      V.P. - Intl. Sales &    1996       164,721        5,000                 -             -          10,609       1,410
      Mktg., President of     1995       155,392        5,000                 -             -               -       1,000
      Del Medical Systems

(1) Includes insurance premiums where families of the officers are beneficiaries and automobile expense allowances.

(2) Includes deferred compensation in the amount of $125,000 for each of 1997, 1996 and 1995 fiscal years, respectively.

(3) Earnings related to exercise of nonqualified stock options.

(4) Mr. Bertan was President of Bertan High Voltage Corp. until May 28, 1996, at which time he became a Senior Technical Consultant to the Company.

(5) Includes  non-compete payments of $9,648.

(6) Mr. Solomon resigned as of May 2, 1997.

Stock Options Granted to Certain Executive Officers During the Last Fiscal Year

            The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were awarded to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers and two additional individuals, based upon salary and bonus earned by such executive officers and individuals in the fiscal year ended August 2, 1997.


                                                 OPTION GRANTS IN LAST FISCAL YEAR


      Individual Grants (1)
                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                            % of Total                                        Annual Rates of
                                             Options                                       Stock Price Appreciation
                                            Granted to     Exercise or                        for Option Term
                               Options      Employees      Base Price    Expiration       --------------------------
            Name              Granted(#   In Fiscal Year     ($)(Sh)        Date          5% ($) (1)       10%($)(1)
     ---------------------    ---------   --------------   ----------   ------------      ----------       ---------

     Leonard A.Trugman               -          -                   -           -              -                 -

     Seymour Rubin               5,150          4%              $8.25     11/06/11         $45,840         $134,993

     Michael H. Taber            5,150          4%              $8.25     11/06/11         $45,840         $134,993

     David Engel                 7,725          6%              $8.25     11/06/11         $68,762         $202,490

     Louis J. Farin, Sr.         5,150          4%              $8.25     11/06/11         $45,840         $134,993

     Howard Bertan              10,000          7%              $8.63      3/25/12         $93,111         $274,197

     George Solomon              2,575          2%              $8.25     11/06/11         $22,920          $67,496

     ----------------------

     (1) Fair market value of stock on grant date compounded annually at rate shown in column heading, for the option term, less exercise price.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were exercised and or held by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers and two additional individuals, based upon salary and bonus earned by such executive officers and individuals in the fiscal year ended August 2, 1997.

                                                                                                   Value of Unexercised
                                  Shares                               Number of Unexercised       In-the-Money Options
                                 Acquired on          Value          Options at Fiscal Year-End  at Fiscal Year-End ($)(2)
      Name                      Exercise(#)       Realized($)(1)     Exercisable/Unexercisable   Exercisable/Unexercisable
   ----------                   -----------       --------------     -------------------------   -------------------------

Leonard A. Trugman                    -                  -                 722,160/28,138         $ 5,867,089/$163,482

Seymour Rubin                         -                  -                 122,247/26,420         $   777,312/$118,189

Michael H. Taber                   15,749            $62,821                     0/15,469         $         0/$62,526

David Engel                           -                  -                   9,813/19,777         $    48,748/$70,551

Louis J. Farin, Sr.                   -                  -                  31,473/20,441             $   194,509/$79,119

Howard Bertan                         -                  -                  54,444/7,957          $   211,461/$32,385

George Solomon                        -                  -                  11,876/0              $    62,172/$0

----------------------

(1) Difference between the fair market value of the common stock purchased and the exercise price on the date of exercise.

(2) Difference between the fair market value of the underlying common stock and the exercise price for in-the-money options on August 2, 1997 ($10.25).

            Directors of the Company did not receive compensation for their services as such except a fee of $1,000 for each meeting of the Board of Directors which they attend. Messrs. Trugman and Rubin have waived their right to receive such compensation.

Employment Agreements

         Mr. Leonard Trugman has an amended and restated employment agreement with the Company, effective as of August 1, 1992 which was subsequently amended on July 20, 1994 and September 1, 1994, which ends July 31, 2000, pursuant to which he has agreed to serve as Chairman, President and Chief Executive Officer of the Company. Mr. Trugman's annual base salary was $303,876 for the fiscal year ended August 2, 1997. His annual base salary for the fiscal year August 2, 1997 through August 1, 1998 is determined by multiplying $303,876 by the greater of five percent or the increase in the Consumer Price Index as of August 1, 1997 over the amount of such index as of August 1, 1996. Mr. Trugman also receives a bonus each year equal to five (5%) percent of the Company's pre-tax net income for such year. Mr. Trugman's contract also provides for a deferred compensation account whereby the Company shall deposit (a) $100,000 annually and (b) after receipt of the Company's audited financial statements with respect to each fiscal year, an amount equal to the lesser of (x) $25,000 or (y) five (5%) percent of the Company's pre-tax net income for such fiscal year less $100,000. Also included in Mr. Trugman's agreement are certain benefits in the event of a change of control. Either upon completion of the term of the agreement or upon request at any time, Mr. Trugman may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement. The employment agreement contains standard confidentiality and non-compete provisions.

         Mr. Leonard Michaels, who joined the Company as of September 1, 1992, with the acquisition of Dynarad Corp., has an employment agreement with the Company wherein he is employed as a technical consultant to the Company from April 1, 1996 until July 29, 2002. Upon execution of such employment agreement, Mr. Michaels received a signing bonus of $250,000 in the fiscal year ended July 31, 1993. During fiscal 1997, due to a reduction in job responsibilities, the Company wrote off the unamortized balance of such signing bonus, and the charge to fiscal 1997 earnings was $158,854. Under provisions of the consulting phase of the employment agreement, Mr. Michaels' consulting fees for the fiscal year ended August 2, 1997 were $117,970. In consideration of Mr. Michaels' covenant not-to-compete for ten years as set forth in his employment agreement, he received upon execution thereof a payment of $257,400 during the fiscal year ended July 31, 1993, and during the ten year term thereof, shall receive annual non-compete payments of $52,000.

         Mr. Howard Bertan had an employment agreement with Bertan High Voltage Corp. which commenced on April 24, 1994 and terminated on April 23, 1997. The employment agreement provided for the payment of a base salary of $154,350 for the period which commenced on April 24, 1996 and terminated on April 23, 1997. Mr. Bertan also receives a bonus with respect to each fiscal year equal to five (5%) percent of the Bertan High Voltage Corp.'s pre-tax net income for such year. The employment agreement contained standard confidentiality and non-compete provisions. As of May 28, 1996, Mr. Bertan became a technical consultant to the Company. In consideration of Mr. Howard Bertan's covenant not-to-compete for a period of ten years after the completion of his employment agreement, he will receive $500,000 payable in equal quarterly payments for a period of ten years after his period of active employment. Such payments are subject to adjustment to reflect the greater of (i) 5% or (ii) increases in the Consumer Price Index for the United States.

         Mr. Lester Bertan, former Chairman and part owner of Bertan Associates, Inc., has a non-compete agreement for a period of ten years, wherein he will receive $500,000 payable in equal quarterly payments, which commenced June 1, 1994 for a period of ten years. Such payments are subject to adjustment to reflect the greater of (i) 5% or (ii)increases in the Consumer Price Index for the United States.

Stock Option Plans

Nonqualified Stock Option Plan

         The Company's Nonqualified Stock Option Plan provides for a total of 2,624,293 shares of Common Stock authorized to be granted under such plan. For the year ended August 2, 1997, options to purchase an aggregate of 1,781,245 shares were outstanding at an average exercise price of $4.01 per share, having a range of expiration dates from September 2000 to May 2012. During fiscal 1997, the Company granted options to purchase 131,842 shares of Common Stock at an average exercise price of $6.29 per share. During fiscal 1997, 33,644 options were exercised and 29,521 options were cancelled or expired. At August 2, 1997 160,625 shares were available for future grant under such plan. The Company's Nonqualified Stock Option Plan provides for the grant of options to its key employees, directors and consultants in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Nonqualified Stock Option Plan provides for a fifteen year expiration period for each option granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned Common Stock of the Company having a fair market value equal to the option price, or by a combination of cash and Common Stock.

         As of October 31, 1997, the Company had granted options to purchase 951,975 shares to Leonard A. Trugman, 44,758 shares to David Engel, 67,791 shares to Louis Farin, 20,008 shares to Paul Liesman, 153,667 shares to Seymour Rubin, 10,000 shares to John Mankowich and 36,218 shares to Michael Taber at an average exercise price of $8.09 per share. Mr. Taber exercised 15,749 options during the fiscal year ended August 2, 1997. Due to the resignations of Mr. MacLennan, the former Vice President and General Manager of Gendex-Del Medical Imaging Corp. and Mr. Solomon, the former Vice President of International Sales and Marketing and President of Del Medical Systems Corp., 15,914 and 13,607 options, respectively, were cancelled during the fiscal year ended August 2, 1997.

Stock Purchase Plan

Employee Stock Purchase Plan

         The Company has an employee stock purchase plan which is funded by payroll deductions. Shares acquired pursuant to such plan by employees of the Company are purchased in the open market by the custodian of the plan. All shares so purchased are held in street name until either June 30 or December 31, whereupon the shares to which the employee is entitled are issued to him. With respect to the officers, the following shares have been issued under the plan:

                                                     Fiscal     Fiscal    Fiscal
                                                      Year       Year       Year
                                                     Ended      Ended      Ended
         Officer                                      1997       1996       1995
                                                     -----      -----      -----

Leonard A. Trugman                                   1,013      2,048        375

Seymour Rubin                                        1,299      2,625        843

Michael H. Taber                                       168        419        228

David Engel                                            162        199         49

Paul Liesman                                            94         77         --

Howard Bertan                                          149        350        122

George Solomon                                         305        691         --

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


                            PENSION PLAN TABLE
                Average Annual         Years of Credited Service
             Covered Compensation             15 or more
             --------------------      -------------------------

                  $  40,000                    $13,000
                  $  50,000                    $17,000
                  $  75,000                    $27,000
                  $ 100,000                    $37,000


The executive officers named in the Summary Compensation Table do not participate in the plan, except for Louis Farin, Sr. During the fiscal year ended July 29, 1995, the Pension Plan was submitted to the Internal Revenue Service and a favorable determination letter was received.


401(k) Plan

         The Company has a 401(k) plan under which employees may elect to defer a portion of their annual compensation. Merrill Lynch, Pierce, Fenner & Smith Inc. ("Merrill Lynch") is the plan administrator. All employees with over 90 days of service and over the age of 21 may elect to defer from 2% to 15% of their annual salary. The modified plan is administered by Merrill Lynch and employees may elect where their deferred salary will be invested. Highly compensated employees' salary deferrals are limited by the contribution levels of all other eligible participants. Distributions are made at retirement or upon termination of employment. During the fiscal year ended July 29, 1995, the plan was submitted to the Internal Revenue Service and a favorable determination letter was received.

         On February 1, 1986 the Company initiated a profit sharing plan as part of the 401(k) plan which allows substantially all of the Company's employees to participate in the profits of the Company, regardless of whether or not the employee elected to contribute to the 401(k) plan in any year. Since the profit sharing plan is part of the 401(k) plan, eligibility, participation and other requirements are governed by the provisions of the 401(k) plan. Contributions to the plan are determined based upon a calculation directly related to the Company's sales volume and pre-tax profits. The Company's Compensation Committee approved $52,500, $40,000 and $32,500 profit sharing contributions for the periods ended August 2, 1997, August 3, 1996 and July 29, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             The table below sets forth information concerning the shares of Common Stock beneficially owned as of October 31, 1997 by the Directors and by all Directors, Officers and significant employees of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Common Stock as of such date
                                               Shares of
                                                Common
                                                Stock
                                             Beneficially
   Name and Address of                       Owned as of                 Percent
   Beneficial Owner                       October 31, 1997(1)           of Class
-----------------------------------       -------------------           --------

OFFICERS AND DIRECTORS

LEONARD A. TRUGMAN                           906,453(2)                    10.0%
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

NATAN BERTMAN                                102,660(3)                     1.4%
c/o Bertman & Levine
945 Manhattan Avenue
Brooklyn, NY 11222

DAVID MICHAEL                                160,450(4)                     2.1%
c/o David Michael & Co., P.C
Seven Penn Plaza
New York, NY 10001

SEYMOUR RUBIN                                144,640(5)                     1.9%
c/o RFI Corporation
100 Pine Aire Drive
Bay Shore, NY 11706

JAMES TIERNAN                                  8,733(6)                       *
7 Patriot Court
New City, NY 10956

DAVID ENGEL                                   16,312(7)                       *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

LOUIS J. FARIN, SR                            48,974(8)                       *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

PAUL J. LIESMAN                                7,747(9)                       *
c/o Bertan High Voltage Corp.
121 New South Road
Hicksville, NY 11801

JOHN MANKOWICH (10)                              --                           *
c/o Gendex-Del Medical Imaging Corp.
11550 West King Street
Franklin Park, IL 60634

MICHAEL H. TABER                               7,292(11)                     *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

All Officers and Directors                 ---------
 (10)  as a Group                          1,403,261(12)                   16.3%
                                           =========

OTHERS

PUTNAM INVESTMENTS, INC.                     456,063                        6.1%
One Post Office Square                     =========
Boston, MA 02109


* Represents less than 1% of the outstanding shares of Common Stock of the Company including shares issuable under options which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

 (1)       Unless  otherwise   indicated,   each  person  has  sole  voting  and
           investment power with respect to the shares shown as beneficially owned by such person.

 (2) Includes 736,229 shares, options for which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

 (3) Includes 74,445 shares, options for which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

 (4) Includes 122,230 shares, options for which are presently exercisable or will become exercisable within 60 days days of October 31, 1997.

 (5) Includes 122,247 shares, options for which are presently exercisable or will become exercisable within 60 days days of October 31, 1997.

 (6)       Includes   8,733 shares, options  for which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

 (7) Includes 15,803 shares, options for which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

 (8) Includes 39,847 shares, options for which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

 (9)       Includes   7,353 shares, options  for which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

(10) Mr. Mankowich was granted 10,000 options to purchase shares of Common Stock on April 18, 1997, none of which are currently exercisable.

(11)       Includes   6,220 shares, options  for which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

(12) Includes 1,133,107 shares,options for which are presently exercisable or will become exercisable within 60 days of October 31, 1997.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On June 17, 1997, upon approval of the Company's Board of Directors, the Company repurchased 15,000 shares of common stock owned by Mr. Leonard A. Trugman at a fair market value of $9.25 per share.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)    1. Financial Statements                                   Page Number
          --------------------                                   -----------

          CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL
          TECHNOLOGIES CORP. AND SUBSIDIARIES:

          Independent Auditors' Report                                F1

          Consolidated  Balance  Sheets as of August 2, 1997
          and  August 3, 1996                                         F2

          Consolidated Statements of Income for the Fiscal
          Years Ended August 2, 1997, August 3, 1996 and
          July 29, 1995                                               F3

          Consolidated  Statements of Shareholders'  Equity
          for the Fiscal Years Ended August 2, 1997, August 3,
          1996 and July 29, 1995                                      F4

          Consolidated  Statements  of Cash  Flows for the
          Fiscal Years Ended August 2, 1997, August 3, 1996
          and July 29, 1995                                        F5 - F6

          Notes to Consolidated  Financial Statements for the
          Fiscal Years Ended August 2, 1997, August 3, 1996
          and July 29, 1995                                        F7 - F19

       2. Supplemental Financial Information

          Unaudited Selected Quarterly Financial Data                F20

       3. Exhibits

                Exhibit
                Number       Description of Document                   Footnotes
                ------       --------------------------------          ---------

                  3.1        Certificate of Incorporation dated
                             October 25, 1954                             (1)

                  3.2        Certificate of Amendment of
                             Certificate of Incorporation
                             dated January 28, 1957                       (1)

                  3.3        Certificate of Amendment of
                             Certificate of Incorporation
                             dated July 12, 1960                          (1)

                  3.4        Certificate of Amendment of
                             Certificate of Incorporation
                             dated March 15, 1989                         (2)

                  3.5        Certificate of Amendment of
                             Certificate of Incorporation
                             dated January 19, 1989                       (3)

                  3.6        Certificate of Amendment of
                             the Certificate of Incorporation
                             of Del Electronics Corp.
                             dated February 14, 1996                      (4)

                  3.7        By-Laws of Del Global Technologies Corp.     (1)

                  4.1        Warrant Agreement between Del Electronics
                             Corp. and Chase Manhattan Investment
                             Holdings, Inc., dated January 27, 1995       (5)

                  4.2        Amendment to Warrant Agreement  between
                             Del Electronics Corp. and Chase Manhattan
                             Investment Holdings, Inc., dated
                             January 27, 1995                             (6)

                  4.3        Warrant Agreement and Warrant
                             Certificate of The Chase Manhattan
                             Bank, N.A.                                   (7)

                  4.4        Warrant Certificate of Stanley Wunderlich,
                             dated as of January 1, 1996                  (8)

                  4.5        Warrant Certificate of Stanley Wunderlich,
                             dated as of December 31, 1996                (9)

                  4.6        Warrant Certificate of Roger Winston        (10)

                  4.7        Copy of Del Global Technologies Corp.
                             Amended and Restated Stock Option Plan
                             (the "Plan")                                (11)

                  4.8        Stock Purchase Plan                         (12)

                  4.9        Option Agreement, substantially in
                             the form used in connection with
                             options granted under the Plan              (13)

                 10.1        Amended and Restated Executive
                             Employment Agreement of
                             Leonard A. Trugman                          (14)

                 10.2        Amendment No. 1 to Amended and
                             Restated Employment Agreement of
                             Leonard A. Trugman                          (15)

                 10.3        Amendment No. 2 to Amended and
                             Restated Employment Agreement of
                             Leonard A. Trugman                          (16)

                 10.4        Employment Agreement of
                             Howard Bertan                               (17)

                 10.5        Employment Agreement of
                             George Solomon                              (18)

                 10.6        Amended and Restated Credit Agreement
                             dated as of March 6, 1996 among
                             Del Global Technologies Corp.,
                             RFI Corporation,Dynarad Corp., Bertan
                             High Voltage Corp., Del Medical Systems
                             Corp. and The Chase Manhattan Bank, N.A.    (19)

                 10.7        First Amendment to Amended and Restated
                             Credit Agreement dated as of August 2, 1996 (20)

                *10.8 Second Amendment to Amended and Restated Credit Agreement dated as of August 1, 1997

                 10.9        Lease Agreement dated April 7, 1992
                             between Messenger Realty and the Company    (21)

                 10.10       Lease Agreement dated September 1, 1992
                             between Arleigh Construction and
                             Del Acquisition Corp.                       (22)

                 10.11       Lease and Guaranty of Lease dated
                             May 25, 1994 between Leshow Enterprises
                             and Bertan High Voltage Corp.               (23)

                 10.12       Lease dated January 4, 1993 between
                             Curto Reynolds Oelerich Inc. and
                             Gendex Corporation                          (24)

                 10.13       Consulting Agreement by and between
                             Del Acquisition Corp. and
                             Harvey Schechter                            (25)

                 10.14       Consulting Agreement by and between
                             Del Acquisition Corp. and
                             Mark Weiss                                  (26)

                 10.15       Consulting Agreement by and between
                             Del Global Technologies Corp. and
                             Stanley Wunderlich                          (27)

                *11          Computation of earnings per Common
                             Share and Common Share Equivalents
                             for year ended August 2, 1997

                *21          Subsidiaries of Del Global Technologies
                             Corp.

                *23.1        Consent of Deloitte & Touche LLP

                *27          Financial Data Schedule


* Filed herewith

       (1) Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

       (2) Filed as Exhibit 3.5 to Del Electronics Corp. Annual Report on Form 10-K for the year ended August 2, 1986 and incorporated herein by reference.

       (3) Filed as Exhibit 4.5 to Del Electronics Corp. Form S-3 (No. 33-30446) filed August 10, 1989 and incorporated herein by reference.

       (4) Filed as Exhibit 3.6 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 1996 and incorporated herein by reference.

       (5) Filed as Exhibit 4.5 to Del Electronics Corp. Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

       (6) Filed as Exhibit 4.6 to Del Electronics Corp. Registration Statement on Form S-3 (No. 33-61025) and incorporated herein by reference.

       (7) Filed as Exhibits 4.1 and 4.2 to Del Global Technologies Corp. Registration Statement on Form S-3 (No. 333-09131) and incorporated herein by reference.

       (8) Filed as Exhibit 4.4 to Del Global Technologies Corp. Registration Statement on Form S-3 (No. 333-09131) and incorporated herein by reference.

       (9) Filed  as  Exhibit   4.1  to  the  Del  Global   Technologies   Corp.
           Registration Statement on Form S-3 (No. 333-37825) and incorporated herein by reference.

      (10) Filed  as  Exhibit   4.2  to  the  Del  Global   Technologies   Corp.
           Registration Statement on Form S-3 (No. 333-37825) and incorporated herein by reference.

      (11) Filed as Exhibit A to Del Electronics Corp. Proxy Statement dated January 26, 1994 and incorporated herein by reference.

      (12) Filed as Exhibit 4.9 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

      (13) Filed as Exhibit 4.8 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

      (14) Filed as Exhibit 10.1 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 31, 1993 and incorporated herein by reference.

      (15) Filed as Exhibit 10.2 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

      (16) Filed as Exhibit 10.3 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

      (17) Filed as Exhibit 2.2 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

      (18) Filed  as  Exhibit  10.16  to  the  Del  Global   Technologies  Corp.
           Registration Statement of Form S-2 (No.333-2991) dated April 30, 1996 and incorporated herein by reference.

      (19) Filed as Exhibit 2.6 to the Del Global Technologies Corp. current Report on Form 8-K dated March 21, 1996 and incorporated herein by reference.

      (20) Filed as Exhibit  10.8 to the Del Global  Technologies  Corp.  Annual
           Report  on  Form  10-K  for  the  year  ended   August  3,  1996  and
           incorporated herein by reference.

      (21) Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.

      (22) Filed as Exhibit 28.6 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

      (23) Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

      (24) Filed  as  Exhibit  10.21  to  the  Del  Global   Technologies  Corp.
           Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1996 and incorporated herein by reference.

      (25) Filed as Exhibit 28.4 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

      (26) Filed as Exhibit 28.5 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

      (27) Filed  as  Exhibit  10.24  to  the  Del  Global   Technologies  Corp.
           Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1996 and incorporated herein by reference.

(b) Reports on Form 8-K - No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

INDEPENDENT  AUDITORS'  REPORT


To the Board of Directors and Shareholders of Del Global Technologies Corp. and Subsidiaries
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of August 2, 1997 and August 3, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 2, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries at August 2, 1997 and August 3, 1996 and the results of their operations and their cash flows for each of three fiscal years in the period ended August 2, 1997, in conformity with generally accepted accounting principles.





/S/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

New York, New York
October 20, 1997









                                       F1

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                       August 2,       August 3,
                                                         1997            1996
                                                     -----------       ---------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents (Note 1)                   $ 6,070,608     $ 5,817,800

Investments available-for-sale
  (Notes 1, 2 and 10)                                    722,566         545,476

Trade receivables (net of allowance
   for doubtful accounts of $60,407 at
  August 2, 1997 and $194,775
   at August 3, 1996)                                 11,211,357       9,221,328

Cost and estimated earnings in
   excess of billings on uncompleted
   contracts (Notes 1 and 3)                           1,868,002            --


Inventory (Notes 1 and 4)                             24,681,348      23,819,882

Prepaid expenses and other current
   assets (Note 9)                                     1,808,762       1,675,214
                                                     -----------     -----------

     Total current assets                             46,362,643      41,079,700
                                                     -----------     -----------


FIXED ASSETS - At cost (Notes 1
   and 5)                                             16,245,279      13,590,798

Less accumulated depreciation and
   amortization                                        5,086,269       4,052,309
                                                     -----------     -----------

                                                      11,159,010       9,538,489
                                                     -----------     -----------

INTANGIBLES (net of accumulated
  amortization of $242,009 at
  August 2, 1997 and $32,448
  at August 3, 1996) (Note 1)                          1,112,991       1,322,552


GOODWILL (net of accumulated
   amortization of $561,082 at August 2,
   1997 and $370,020 at August 3,
   1996) (Notes 1 and 11)                              4,135,409       4,311,472

DEFERRED CHARGES                                         507,933         784,751

OTHER ASSETS (Notes 7 and 9)                             851,824         692,788
                                                     -----------     -----------

TOTAL                                                $64,129,810     $57,729,752
                                                     ===========     ===========


                                                       August 2,       August 3,
                                                         1997            1996
                                                     -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt (Note 6)           $   127,999     $   120,078

Accounts payable - trade                               3,936,529       3,693,580

Accrued liabilities                                    3,699,188       3,524,726

Deferred compensation liability (Notes 2
      and 10)                                            722,566         545,476

Income taxes (Notes 1 and 9)                             868,949         643,545
                                                     -----------     -----------

      Total current liabilities                        9,355,231       8,527,405
                                                     -----------     -----------


LONG-TERM LIABILITIES:

LONG-TERM DEBT (Less current
   portion included above) (Note 6)                      411,127         499,852

OTHER (Note 10)                                          725,258         789,589

DEFERRED INCOME TAXES
   (Notes 1 and 9)                                     1,107,964         843,378
                                                     -----------     -----------

     Total liabilities                                11,599,580      10,660,224
                                                     -----------     -----------

COMMITMENTS AND
CONTINGENCIES (Notes 6,
  7,8,10 and 11)


SHAREHOLDERS' EQUITY
  (Notes 1, 7 and 8):
  Common stock - $.10 par value;
   Authorized -- 20,000,000 shares;
   Issued and outstanding -
   7,516,234 shares at August 2, 1997
   and 7,440,108 at August 3, 1996                       751,622         722,340
  Additional paid-in capital                          45,909,517      43,272,713
  Retained earnings                                    6,572,318       3,411,160
                                                     -----------     -----------
                                                      53,233,457      47,406,213
  Less common stock in treasury -
    104,255 at August 2, 1997 and
     58,255 at August 3, 1996                            703,227         336,685
                                                     -----------     -----------

Total shareholders' equity                            52,530,230      47,069,528
                                                     -----------     -----------

TOTAL                                                $64,129,810     $57,729,752
                                                     ===========     ===========
See notes to consolidated financial statements.










                                       F2

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                     Fiscal Year Ended
                                        ----------------------------------------
                                          August 2,      August 3,     July 29,
                                           1997            1996         1995
                                        -----------    -----------   -----------

NET SALES (Notes 1, 3 and 12)           $54,685,289    $43,745,454   $32,596,312
                                        -----------    -----------   -----------

COSTS AND EXPENSES:
Cost of sales                            32,854,825     27,355,262    19,177,999
Research and development (Note 1)         4,548,487      3,429,331     2,861,844
Selling, general and administrative 10,193,244 7,503,689 6,622,690 Interest (income) expense - net of interest expense of $238,679 in 1997,
interest income of $34,777 in 1996
and $3,419 in 1995                          (54,470)     1,148,639     1,191,142
                                        -----------   ------------   -----------
                                         47,542,086     39,436,921    29,853,675
                                        -----------   ------------   -----------
INCOME BEFORE PROVISION FOR
INCOME TAXES                              7,143,203      4,308,533     2,742,637

PROVISION FOR INCOME TAXES
(Notes 1 and 9)                           2,231,649      1,393,111       837,428
                                        -----------   ------------   -----------

NET INCOME                              $ 4,911,554   $  2,915,422   $ 1,905,209
                                        ===========   ============   ===========

PER SHARE AMOUNTS (Note 1):


NET INCOME PER COMMON SHARE AND
COMMON SHARE EQUIVALENTS:

PRIMARY                                 $       .58   $       .48   $        .37
                                        ===========   ===========   ============

FULLY DILUTED                           $       .58   $       .48   $        .36
                                        ===========   ===========   ============


See notes to consolidated financial statements.















                                       F3

DEL GLOBAL TECHNOLOGIES  CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                   Common Stock Issued         Treasury Stock        Additional
                                   -------------------     --------------------        Paid-in         Retained
                                   Shares       Amount     Shares        Amount        Capital         Earnings           Total
                                   ------       ------     ------        ------     -------------     ----------      -------------


BALANCE - JULY 30, 1994          3,856,162   $ 385,616     16,656   $   (99,850)    $ 14,828,924    $  2,583,817      $ 17,698,507

Stock dividends - 3%
 December 1994 and
 June 1995 (Note 8)                233,446      23,345                                 1,270,112      (1,299,782)           (6,325)

Exercise of stock options
 and warrants (Note 8)              39,991       3,999                                   108,710                           112,709

Shares repurchased (Note 8)                                38,509      (217,065)                                          (217,065)

Tax benefit related to
 exerciseof stock options
 (Note 8)                                                                                 32,038                            32,038

Net Income                                                                                                1,905,209      1,905,209
                                 ---------   ---------   --------   -----------     ------------       ------------   ------------
BALANCE - JULY 29, 1995          4,129,599     412,960     55,165      (316,915)      16,239,784          3,189,244     19,525,073

Stock dividends - 3%
December 1995 and
July 1996 (Note 8)                 331,726      33,173                                 2,650,875         (2,693,506)        (9,458)

Exercise of stock options
and warrants (Note 8)              487,081      48,707                                 2,566,716                         2,615,423

Shares repurchased (Note 8)                                 3,090       (19,770)                                           (19,770)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                      458,324                           458,324

Net proceeds from sale
of 2,275,000 shares through
Public Offering (Note 8)         2,275,000     227,500                                21,357,014                        21,584,514

Net Income                                                                                                2,915,422      2,915,422
                                 ---------   ---------   --------   -----------     ------------       ------------   ------------
BALANCE - AUGUST 3, 1996         7,223,406     722,340     58,255      (336,685)      43,272,713          3,411,160     47,069,528

Stock dividend - 3%
November 1996 (Note 8)             215,301      21,528                                 1,724,075         (1,750,396)        (4,793)

Exercise of stock options
and warrants (Note 8)               73,370       7,338                                   415,122                           422,460

Shares repurchased (Note 8)                                46,000      (366,542)                                          (366,542)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                      458,023                           458,023

Contribution to Profit
Sharing Plan (Note 7)                4,156         416                                    39,584                            40,000

Net Income                                                                                                4,911,554      4,911,554
                                 ---------   ---------   --------   -----------     ------------       ------------   ------------
BALANCE - AUGUST 2, 1997         7,516,234   $ 751,622    104,255   $  (703,227)    $ 45,909,517       $  6,572,318   $ 52,530,230
                                 =========   =========   ========   ===========     ============       ============   ============


See notes to consolidated financial statements.





                                       F4

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Fiscal Year Ended
                                                                              --------------------------------------------------
                                                                               August 2,           August 3,           July 29,
                                                                                1997                 1996                1995
                                                                             ----------           ----------         ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $4,911,554           $2,915,422         $1,905,209
    Adjustments to reconcile net income to
           net cash provided by operating activities
           net of effects from purchase of Gendex:
        Imputed interest                                                         68,309               66,986             68,963
        Depreciation                                                          1,038,960              740,777            749,586
        Amortization                                                            772,148              455,534            493,257
        Deferred income tax provision (benefit)                                 147,981              (56,609)            36,452

    Changes in assets and liabilities:
        Increase in trade receivables                                        (1,990,029)          (2,764,475)          (336,396)
        (Increase) decrease in cost and estimated
          earnings in excess of billings
          on uncompleted contracts                                           (1,868,002)             395,847            155,454
        Increase in inventory                                                  (861,466)          (1,144,987)        (1,965,425)
        Increase in prepaid and
          other current assets                                                 (256,109)            (355,086)          (219,232)
        Increase in other assets                                                (10,535)             (49,136)           (37,097)
            Increase in accounts payable - trade                                242,949            1,153,965             62,514
        Increase in accrued liabilities                                         174,464            1,418,461            164,863
        Increase in deferred compensation liability                             177,090              167,305             32,265
        Increase in income taxes payable                                        683,427              824,039            245,792
                                                                            -----------         ------------       ------------
            Net cash provided by
            operating activities                                              3,230,741            3,768,043          1,356,205
                                                                            -----------         ------------       ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid on acquisition of
          subsidiaries                                                          (15,000)          (8,149,085)            -
    Payments to former shareholders of
          subsidiary acquired                                                  (132,640)             (52,938)          (221,208)
    Expenditures for fixed assets                                            (2,659,481)          (1,968,070)        (1,337,509)
    Investment in marketable securities                                        (177,090)            (167,117)          (152,264)
    Sale of marketable securities                                                 -                    -                120,000
                                                                           ------------          -----------       ------------

            Net cash used in investing activities                            (2,984,211)         (10,337,210)        (1,590,981)
                                                                           ------------          -----------       ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from public offering                                              -              21,584,514              -
    (Repayment of) proceeds from bank borrowing                                 (80,804)         (12,226,404)           432,044
    Cost of debt restructuring                                                   (4,043)             (63,327)             -
    Payment for repurchase of shares                                           (366,542)             (19,770)          (217,065)
    Proceeds from exercise of stock options & warrants                          422,460            2,615,423            112,709
    Other                                                                        35,207               (9,458)           (32,520)
                                                                         --------------      ---------------     --------------

            Net cash provided by financing activities                             6,278           11,880,978            295,168
                                                                        ---------------          -----------      -------------

  See notes to consolidated financial statements.                    (Continued)

                                       F5

DEL GLOBAL TECHNOLOGIES  CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Fiscal Year Ended
                                                                         -----------------------------------------------------
                                                                            August 2,          August 3,            July 29,
                                                                              1997               1996                 1995
                                                                         ------------         ------------       -------------


NET INCREASE  IN CASH
AND CASH EQUIVALENTS                                                      $   252,808         $  5,311,811       $      60,392

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                5,817,800              505,989             445,597
                                                                           ----------         ------------        ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 6,070,608         $  5,817,800       $     505,989
                                                                           ==========          ===========        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Interest paid                                                           $    86,679         $  1,051,327       $   1,084,332
                                                                           ==========          ===========        ============

  Income taxes paid                                                       $ 1,400,240         $    625,682       $     355,006
                                                                           ==========          ===========        ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  ACQUISITION OF SUBSIDIARIES                                             $    15,000         $  8,152,185
                                                                           ----------          -----------



  Cash acquired in acquisition                                                 -                     3,100

                                                                           ----------          -----------
                                                                               -                     3,100
                                                                           ----------          -----------

  Cash paid to acquire subsidiaries                                       $    15,000         $  8,149,085
                                                                           ==========          ===========

TAX BENEFIT RELATED TO EXERCISE OF
  STOCK OPTIONS & WARRANTS                                                $  458,023          $    458,324      $      32,038
                                                                           ==========          ===========       ============












See notes to consolidated financial statements.
                                                                     (Concluded)





                                       F6

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED AUGUST 2, 1997, AUGUST 3, 1996, and JULY 29, 1995


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Description of Business Activities - Del Global Technologies Corp. ("Del") together with its wholly-owned subsidiaries, RFI Corporation ("RFI"), Dynarad Corp. ("Dynarad"), Bertan High Voltage Corp. ("Bertan"), Gendex-Del Medical Imaging Corp. ("Gendex-Del), and Del Medical Systems Corp. ("Del Medical") (collectively the "Company"), are engaged in two major lines of business. Del, RFI, Bertan and to a lesser extent Dynarad, are engaged in the design and manufacture of critical electronic subsystems for medical, industrial and military applications. Dynarad and Gendex-Del are engaged in the design and manufacture of cost-efficient medical imaging systems including high frequency portable x-ray systems, stationary x-ray systems and mammography units which are used in the medical diagnostic industry. Del Medical is also engaged in the distribution of cost-effective, medical diagnostic products.

         b. Principles of Consolidation - The consolidated financial statements include the accounts of Del, RFI, Dynarad, Bertan, Gendex-Del and Del Medical. All material intercompany accounts and transactions have been eliminated. Del purchased all of the common stock of Dynarad on September 1, 1992, the assets of Bertan on April 1, 1994 and certain assets of Gendex-Del on March 6, 1996. Del Medical Systems was formed on June 1, 1994.

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

         e. Revenue Recognition - The Company recognizes revenues upon shipment of its products except for certain products which have long-term production cycles and high dollar value. Revenues for these products are recognized using the percentage of completion method of accounting in proportion to costs incurred. The Company provides for returned products on an estimated basis.

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

         i. Net Income per Common Share and Common Share Equivalents - Net income per common share and common share equivalents is based on the net income for each year divided by the weighted average number of shares outstanding during such year adjusted for stock dividends. Net income per common share and common share equivalents utilizing either the Treasury Stock Method or the Modified Treasury Stock method in accordance with APB 15, also includes the dilutive effect of shares issuable upon exercise of stock options. For purposes of the calculation, this method increases net income by $0, $45,808 and $53,997, in fiscal 1997, 1996 and 1995, respectively, for primary earnings per share. Net income was increased by $0, $28,843 and $47,954 in 1997, 1996 and 1995, respectively, for purposes of computing fully diluted earnings per share.

             The number of shares of common stock and common share equivalents used in the calculation
                                       F7
             of primary earnings per share were 8,498,404, 6,112,248 and 5,351,493 in fiscal 1997, 1996 and 1995, respectively. The number of shares of common stock and common share equivalents used in the calculation of fully diluted earnings per share were 8,524,522, 6,112,248 and 5,374,066 in fiscal 1997, 1996 and 1995, respectively
             (Note 8).

         j. Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes.

         k. Cash and Cash Equivalents - The Company generally considers short-term instruments with original maturities of three months or less measured from their acquisition date and highly liquid instruments readily convertible to known amounts of cash to be cash equivalents.

         l.  Investments  - During  the year ended July 30,  1994,  the  Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires an enterprise to classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. Investments classified as available for sale are measured at fair value. Investments, which are classified as available-for-sale, are used to fund a deferred compensation plan established for one of the Company's key employees. Gains and losses on these investments, either recognized or unrealized, inure to the benefit or detriment of this employee's deferred compensation, based upon a contractual arrangement between the employee and the Company.

        m. Intangibles - Intangible assets are patents, trademarks, manufacturing rights and customer lists acquired with the purchase of certain assets of Gendex. Intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years.

        n. Goodwill - Cost in excess of the net assets of companies acquired is being amortized on a straight-line basis over twenty-five years. The carrying value of intangible assets is reviewed annually by the Company and impairments will be recognized when the undiscounted expected future cash flows are less than their carrying value. Based upon its review, the Company does not believe that an impairment of its goodwill has occurred.

        o. Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock- Based Compensation," (SFAS No. 123") is now effective for fiscal years beginning after December 15, 1995 and adoption of the measurement and recognition provisions for non-employee transactions no later than fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under APB No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income, and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based arrangements, regardless of the method chosen, to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for such transactions under APB No. 25 and is disclosing the required pro forma effect on net income and earnings per share (Note 8).

        p. Effects of Recently Issued Accounting Standards - In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management believes the effect of this statement on its financial reporting from the adoption of this statement will be significant. If SFAS No. 128 were effective for the fiscal year ended August 2, 1997, the effect of implementation would have resulted in "Basic Earnings per Share" of $.66 and "Diluted Earnings per Share" of $.58.



                                       F8

             In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting and, as it contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions 10, 15 and 47, no further disclosures are needed.

             In February 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting from the adoption of this statement and has found that no further disclosures are needed.

             In June 1997, the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

        q.   Certain  reclassifications  have  been  made  in the  prior  year's
             financial   statements  to   correspond   to  the  current   year's
             presentation.





2.     INVESTMENTS

       At August 2, 1997 investments consist of corporate debt securities and equity securities classified as available-for-sale.

       At August 2, 1997 the cost and fair value of investments classified as available-for-sale based on maturity dates, are as follows:

         Maturity                                 Fair
         Dates                          Cost      Value   Difference
         -----                          ----      -----   ----------

         Corporate debt securities
         1998                        $ 72,892   $ 73,288   $   396
         1999-2003                    435,186    446,533    11,347
         2004-2008                     11,569     16,788     5,219
                                     --------   --------   -------
         Subtotal                     519,647    536,609    16,962
                                     --------   --------   -------

         Equity securities            175,897    185,957    10,060
                                     --------   --------   -------
         Total                       $695,544   $722,566   $27,022
                                     ========   ========   =======

      Investments at August 2, 1997 and August 3, 1996, consisted of $722,566 and $545,476, respectively for the Company's President's deferred compensation, pursuant to the terms of his employment contract. The liability of $722,566 and $545,476, respectively, is recorded as deferred compensation liability. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the President's deferred compensation, based upon a contractual arrangement between the President and the Company.










                                       F9

3.     PERCENTAGE OF COMPLETION ACCOUNTING
                                                     Year         Year
                                                     Ended        Ended
                                                    August 2,    July 29,
                                                      1997         1995
                                                   ----------   ----------

         Costs incurred on uncompleted contracts   $3,086,020   $  337,863

         Estimated earnings                         1,578,126       93,184
                                                   ----------   ----------
                                                    4,664,146      431,047
         Less: Billings to date                     2,796,144       35,200
                                                   ----------   ----------

         Costs and estimated earnings in excess
         of billings on uncompleted contracts      $1,868,002   $  395,847
                                                   ==========   ==========



       There were no contracts accounted for under the percentage of completion method of accounting for the year ended August 3, 1996. The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $4,889,000 at August 2, 1997.


4.     INVENTORY

                  Inventory consists of the following:

                                            August 2, 1997     August 3, 1996
                                            --------------     --------------

         Finished goods                       $ 3,859,842       $ 5,463,847
         Work-in-process                        9,770,789         9,538,081
         Raw materials and purchased parts     11,050,717         8,817,954
                                              -----------       -----------

                                              $24,681,348       $23,819,882
                                              ===========       ===========


5.     FIXED ASSETS

       Fixed assets consist of the following:

                                            August 2, 1997    August 3, 1996
                                            --------------    --------------

         Land                                 $   694,046       $   694,046
         Buildings                              2,146,025         2,146,025
         Machinery and equipment               10,865,897         8,426,324
         Furniture and fixtures                 1,280,216           833,880
         Leasehold improvements                 1,228,992         1,043,996
         Construction in progress                    --             435,102
         Transportation equipment                  30,103            11,425
                                              -----------       -----------
                                               16,245,279        13,590,798
         Less accumulated depreciation
         and amortization                       5,086,269         4,052,309
                                              -----------       -----------
         Net Fixed Assets                     $11,159,010       $ 9,538,489
                                              ===========       ===========




                                       F10

6.     DEBT

         Long-term debt is summarized as follows:
                                       August 2, 1997        August 3, 1996
                                   --------------------- --------------------
                                   Due Within  Due After Due Within Due After
                                    One Year   One Year   One Year  One Year
                                   ----------  --------- ---------- ---------

         Acquisition credit line    $105,263   $289,476   $105,263   $394,737

         Revolving line of credit               100,000               100,000

         Other Loans                  22,736     21,651     14,815      5,115
                                    --------   --------   --------   --------

                                    $127,999   $411,127   $120,078   $499,852
                                    ========   ========   ========   ========

       The Company's credit facility with its lending bank is composed of an acquisition credit line of $10,000,000 and a revolving line of credit of $14,000,000, with a letter of credit sublimit of $2,000,000. At August 2, 1997 there were outstanding balances of $394,739 on the acquisition credit line, $100,000 on the revolving line of credit, and $207,397 of letters outstanding. As of August 2, 1997, there was $9,605,261 available under the acquisition credit line and $13,692,603 available for borrowing under the revolving credit line. The acquisition credit line is to be repaid in 15 equal quarterly installments of $26,315. Borrowings under this facility are on an unsecured basis; however, the Company has agreed that its assets cannot be used to secure other borrowings.

       Interest under all facilities are at prime, or at the Company's option, at a rate tied to LIBOR. Borrowings under the acquisition credit line are currently at 1 percent above LIBOR or 6.81 percent. Both credit facilities are subject to commitment fees of 1/4 percent on the daily unused portion of the facility, payable quarterly. The Credit Agreement also requires the Company to maintain minimum annual net worth and working capital ratios, limits additional indebtedness and the payment of cash dividends and contains other restrictive covenants. Under the most restrictive terms, as of August 2, 1997, $25,000 is available for such cash dividends. The Company was in compliance with its debt covenants at August 2, 1997. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.

       The weighted average interest rate on the Company's borrowing under its credit facility was 7.27% and 8.26% for the years ended August 2, 1997 and August 3, 1996, respectively.

       In order to protect against adverse interest rate fluctuations, the Company entered into two three-year interest rate protection agreements with its bank with a combined cost of approximately $145,000. The interest rate protection agreements protected the Company against any fluctuation in interest expense above nine percent at $5,500,000 of borrowing, and on any fluctuation in interest expense above ten percent on the next $3,000,000 of borrowing. Both agreements terminated in July 1997.

         Long-term debt matures as follows:

                    Fiscal Year Ending
                    1998 (included in current portion)             $  127,999
                    1999                                              120,964
                    2000                                              111,213
                    2001                                              178,950
                                                                   ----------
                                                                   $  539,126
                                                                   ==========

7.     EMPLOYEE BENEFITS

      The Company has employee benefit plans for eligible employees. Included in the plans is a profit sharing plan which provides for contributions as determined by the Board of Directors. The contributions can be paid to the plan in cash or common stock of the Company. Expense for the fiscal years ended in 1997, 1996 and 1995 was $52,500, $40,000 and $32,500,
      respectively. The plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. The Company

                                       F11
      also has a defined benefit plan frozen effective February 1, 1986.


8.     SHAREHOLDERS' EQUITY

       a. Public Offering - On June 6, 1996 the Company completed the public offering of 2,275,000 shares of its common stock including 275,000 shares of the over-allotment option. The net proceeds of this offering were $21,584,514 after deducting underwriting fees and expenses, and were used to repay revolving credit loans, long term debt and the subordinated term note to Dentsply International Inc., with the balance added to working capital.

               Had the public offering of 2,275,000 shares of common stock occurred as of the beginning of fiscal 1996 or fiscal 1995, and a portion of the proceeds therefrom been used to repay a portion of the long term debt, primary and fully diluted earnings per share would have been $.46 and $.36.

       b. Stock Dividends - On November 19, 1996, the Company declared a 3 percent stock dividend to holders of record on December 4, 1996 and was paid on December 23, 1996. On June 19, 1996, the Company declared a three percent stock dividend to holders of record on July 12, 1996 and was paid on July 23, 1996. On November 20, 1995, the Company declared a three percent stock dividend to holders of record on December 5, 1995 and was paid on December 21, 1995. On May 16, 1995, the Company declared a three percent stock dividend to holders of record on June 7, 1995 and was paid on June 23, 1995. On November 23, 1994, the Company declared a three percent stock dividend to holders of record on December 8, 1994 and was paid on December 27, 1994.

       c. Nonqualified Stock Option Plan - The Company has a nonqualified stock option plan under which a total of 2,624,293 options to purchase common stock may be granted. As of August 2, 1997, the Company has granted options to purchase 876,975 shares to the current president, 240,723 shares to former officers, 297,439 to current officers and 1,253,120 to various employees and consultants. Current officers exercised 15,749 options and various employees and consultants exercised 17,895 options during the fiscal year ended August 2, 1997. Former officers exercised 32,874 options and various employees and consultants exercised 175,951 options during the fiscal year ended August 3, 1996. A former officer exercised 17,821 options and various employees exercised 15,563 options during the fiscal year ended July 29, 1995. Substantially all of the options granted under this plan provide for graded vesting and vest at a rate of 25% per year, beginning one year from the date of grant, expiring fifteen years from the date they are granted. The option price per share is determined by the Board of Directors, but cannot be less than 85 percent of fair market value of a share at the date of grant. All options to date have been granted at the fair market value of the Company's stock at the date of grant. No options can be granted under this plan subsequent to December 31, 2009.

               The following stock option information is as of:

                                          August 2,      August 3,      July 29,
               Options                      1997           1996          1995
                                         ----------    ------------   ----------

               Granted and outstanding
               at beginning of year       1,712,568     1,646,607     1,670,239

               Granted                      131,842       297,052       104,110
               Expired                      (29,521)      (22,266)      (94,358)
               Exercised                    (33,644)     (208,825)      (33,384)
                                         ----------    ----------    ----------
               Outstanding at end of year 1,781,245     1,712,568     1,646,607
                                         ==========    ==========    ==========

               Exercisable at end of year 1,506,962     1,481,025     1,244,500
                                         ==========    ==========    ==========

               Exercise prices           $.93-$8.48    $.93-$8.49     $.93-$6.32
                                         ==========    ==========     ==========

                                       F12

               The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense was recorded for the Company's stock option and stock purchase plans. However, under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has determined the pro forma net income and net income per share amounts for fiscal 1997 and fiscal 1996, as if the compensation expense had been recorded for options granted during those years under the fair value method. Under SFAS No. 123, for options granted, the fair value at the date of grant was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used in calculating the fair value of the options granted in the fiscal years ended August 2, 1997 and August 3, 1996: risk free interest rates of 6.1% to 7.65% expected life of the options are between two and thirteen years, average volatility of between 41.33% and 44.87%, and a maximum contractual life of fifteen years.

               Had the Company adopted SFAS No. 123, the pro forma effect on net income and net income per share would be:

                                            For Year Ended        For Year Ended
                                               August 2,             August 3,
                                                 1997                  1996
                                              ----------             ----------
               Net income
               As reported                    $4,911,554             $2,915,422
                                              ==========             ==========
               Pro forma                      $4,794,017             $2,862,726
                                              ==========             ==========

               Net income per common share:
               As reported                    $      .58             $      .48
                                              ==========             ==========
               Pro forma                      $      .56             $      .46
                                              ==========             ==========

               Weighted average number of
               shares outstanding              8,498,404              6,112,248
                                              ==========             ==========

         d. There were warrants outstanding aggregating 79,720 shares at August 2, 1997, all of which were granted at fair market value (the closing stock value at the date of grant). They are as follows:

                   1. In connection with the Company's debt restructuring on March 5, 1996 (See Note 6) the Company granted additional warrants to purchase 17,510 shares of common stock to its lending bank at an exercise price of $6.80. In connection with an amendment to a bank financing completed in May, 1994, the Company issued warrants to purchase 30,000 shares of common stock at an exercise price of $7.16. In connection with its incentive pricing amendment with the same bank, the Company reduced the exercise price to $5.50. At August 2, 1997, the bank held warrants for 34,778 shares at an exercise price of $4.74 and warrants for 18,035 shares at an exercise price of $6.60. As these warrants were issued prior to the effective date of SFAS No. 123, no compensation expense was recorded in fiscal 1997.

                   2. In connection with an extension of a consulting agreement, the Company has issued 25,000 additional warrants to purchase shares of common stock at and exercise price of $8.50 to a consultant, which were still outstanding at August 2, 1997. During the year ended August 2, 1996, the Company granted warrants to purchase 30,900 shares of common stock at an exercise price of $6.37. During fiscal 1997, the consultant exercised 29,500 warrants at an exercise price of $6.18 and at August 2, 1997, there were 1,907 warrants outstanding. In accordance with SFAS No. 123, $43,505 was recognized as compensation expense for the year ended August 2, 1997, with the balance to be amortized over the expected life of the consulting agreement of five months.


                                       F13

9.     INCOME TAXES

        Provision for income taxes consists of the following:

                                             Fiscal Year Ended
                                   ----------------------------------------
                                     August 2,     August 3,      July 29,
                                       1997          1996           1995
                                   -----------   -----------    -----------
               Current:
               Federal             $ 1,889,377   $ 1,266,044    $   692,064
               State                   194,290       183,676        108,912
                                   -----------   -----------    -----------
                                     2,083,667     1,449,720        800,976
               Deferred:
               Federal and state       147,981       (56,609)        36,452
                                   -----------   -----------    -----------
                                   $ 2,231,649   $ 1,393,111    $   837,428
                                   ===========   ===========    ===========


        Deferred tax liabilities (assets) are comprised of the following:

                                                  August 2,      August 3,
                                                    1997           1996
                                                -----------    -----------

               Depreciation                     $ 1,030,628    $   639,834
               Pension                               97,870         94,276
               Federal effect of New
               York State tax credits               118,783        106,858
               Difference in basis of
               fixed assets                          92,684        101,368
               Revenue recognition                  245,978           --
                                                -----------    -----------

               Gross deferred tax liabilities     1,585,943        942,336
                                                -----------    -----------

               Warranty reserve                     (38,154)          --
               Amortization                        (133,893)        87,975
               Inventory                           (154,594)      (164,003)
               Bad debt reserve                     (13,549)       (64,312)
               Deferred compensation               (501,726)      (388,866)
               NYS tax credits                     (349,359)      (314,286)
               Self-funded health insurance        (213,591)       (65,748)
                                                -----------    -----------

               Gross deferred tax assets         (1,404,866)      (909,240)
                                                -----------    -----------

               Net deferred tax liabilities     $   181,077    $    33,096
                                                ===========    ===========

        Deferred tax liabilities and assets are recorded in the consolidated balance sheets as follows:

                                              August 2,      August 3,
                                                1997           1996
                                            -----------    -----------
               Liabilities:
               Deferred income taxes        $ 1,107,964    $   843,378
               Assets:
               Prepaid expenses and other
               current assets                  (425,540)      (495,997)
               Other assets                    (501,347)      (314,285)
                                            -----------    -----------

                                            $   181,077    $    33,096
                                            ===========    ===========

        The New York State tax credits expire at various dates through 2003.

        The following is a reconciliation of the statutory Federal and effective income tax rates:


                                       F14

                                                       Fiscal Year Ended
                                                -------------------------------
                                                 August 2,  August 3,   July 29,
                                                   1997       1996       1995
                                                 ---------  ---------   --------
                                                   % of       % of       % of
                                                  Pretax     Pretax      Pretax
                                                  Income     Income      Income
                                                 ---------  ---------   --------
          Statutory Federal income tax
          expense rate                               34.0%      34.0%      34.0%
          State taxes, less Federal tax effect        1.6        1.5        1.5
          Permanent differences                        .5         .6        2.8
          Tax benefits on foreign sales corp.        (2.5)      (3.3)      (3.3)
          Federal tax credits and other              (2.4)       (.5)      (4.5)
                                                 --------   --------   --------

                                                     31.2%      32.3%      30.5%
                                                 ========   ========   ========

10.     COMMITMENTS AND CONTINGENCIES

          a. The Company entered into an operating lease commencing August 1, 1992 and expiring July 31, 2002 for Del's offices and operating facility in Valhalla, New York. This lease includes escalations for real estate taxes and operating expenses. In September 1992 the Company entered into an operating lease for Dynarad's facility in Deer Park, N.Y. This lease provides escalation for real estate taxes. In May 1994 the Company entered into an operating lease for Bertan's facility in Hicksville, New York. This lease provides escalation for real estate taxes. On March 6, 1996 the Company entered into an operating lease for its Gendex-Del Medical Imaging facility in Franklin Park, IL. commencing March 6, 1996 and expiring January 31, 1998, renewable through January 31, 2003. This lease provides escalations for real estate taxes and operating expenses. In addition, the Company has various auto leases accounted for as operating leases. The future minimum annual lease commitments as of August 2, 1997 are as follows:

                        Fiscal Year Ended             Amount
                        -----------------           ----------

                               1998                 $1,176,412
                               1999                  1,023,855
                               2000                  1,000,353
                               2001                    969,030
                               2002                    727,236
                              Thereafter               697,539
                                                    ----------
                                                    $5,594,425
                                                    ==========

             Rent  expense  was  $1,285,877  in  1997,  $1,117,068  in 1996  and
             $1,111,300 in 1995, which includes real estate taxes of $289,105 in 1997, $286,118 in 1996 and $296,142 in 1995.

          b. The Company has an employment agreement with its President through July 31, 2000. The agreement provides for minimum base salary, deferred compensation and bonuses as defined. Under the terms of the agreement with the President, the Company will accrue deferred compensation at a rate of five percent of pretax income with a minimum of $100,000 and a maximum of $125,000. The accumulated amount at August 2, 1997 was $722,566. Such liability is funded by the Company's investments of $722,566, classified as available-for-sale. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of this employee's deferred compensation, based upon a contractual arrangement between the President and the Company. Bonus will accrue at five percent of pretax income. Also included in the President's agreement are certain benefits in the event of death or disability, as well as certain benefits in the event of a change of control. Upon completion of the term of the agreement, the President may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement.

             In connection with the acquisition of Dynarad, the Company had an employment agreement with one Vice President through 1997. As of April 1, 1996, the Vice President opted for an extension in the

                                       F15
             form of a consulting contract at a rate specified within the agreement.

             In connection with the acquisition of Dynarad, the Company entered into an employment agreement with a key employee. As of July 30, 1994, the employee has been engaged as a consultant at a rate specified within the agreement.

             The Company entered into ten year consulting agreements through 2002 with two of the former shareholders of Dynarad. The agreements call for annual payments of $28,000 and $21,000, respectively.

       c. In connection with the acquisition of Bertan, the Company entered into a three year employment agreement with a key employee who was President of Bertan which provides for a minimum base salary of $140,000 per annum (subject to upward adjustment on an annual basis) and a bonus equal to five percent of Bertan's pretax income. As of May 28, 1996, this employee became a technical consultant to the Company. On April 23, 1997, upon completion of the employment phase of the agreement, the Company and the employee have agreed to a ten year non-compete agreement at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living. Additionally, the Company has entered into a ten year non-compete agreement with the former Chairman of Bertan at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living. At August 2, 1997 and August 3, 1996 the amounts recorded for the net present value of future obligations relating to the Bertan acquisition were $842,236 and $839,589, respectively.

       d. The Company is a defendant in several legal actions arising from the normal course of business. Management, on the advice of counsel, believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial condition, results of operations and cash flows.

11.      ACQUISITIONS

             As of March 6, 1996, the Company acquired certain selected assets of the Gendex Medical Division of Dentsply International Inc. ("Dentsply"), which have been consolidated as of that date. The new entity formed is the Gendex-Del Medical Imaging Corp. ("Gendex-Del"). The Company paid Dentsply $5,700,000 in cash at closing and delivered a seller's note for $1,800,000, which was repaid on June 12, 1996. In the event that the new corporation earns in excess of $2,000,000 in pre-interest, pretax profits in either of the two twelve month periods subsequent to the acquisition, an additional $1,000,000 payment will be due to Dentsply. Based upon earnings of Gendex-Del since acquisition, the Company's management believes that there is no contingent consideration payable to Dentsply. Should contingent consideration payments become applicable, they will increase the purchase price of Gendex and will increase the amount of goodwill recorded on this transaction. Gendex-Del entered into a $2,500,000 six month Supply Agreement with Dentsply to purchase parts and subassemblies previously manufactured by Dentsply. Gendex-Del assumed the existing lease for its facility in Franklin Park, Illinois. The lease provides for annual rental payment of approximately $182,000, plus real estate taxes of approximately $93,000, and is extendable through January 2003.

             The acquisition has been accounted for as a purchase and, accordingly, the original purchase price was allocated to the assets acquired based on the estimated fair value at the date of acquisition. The transaction resulted in an excess of cost over fair value of net assets acquired of $1,614,133, which is included in goodwill. Such excess is being amortized over a 25 year period. The charge to income for fiscal 1997 was $64,280 and during the period from March 6, 1996 to August 3, 1996 was $26,287.


             Unaudited pro forma financial information for the 12 month periods ended August 3, 1996 and July 29, 1995, as if the Gendex Medical acquisition occurred at the beginning of the respective periods, is as follows:


                                       F16

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



12.     MAJOR CUSTOMERS AND EXPORT SALES

             In the Critical Electronic Subsystems segment, no one customer accounts for more than ten percent of the Company's consolidated net sales in fiscal years 1997, 1996 and 1995. In the Medical Systems segment one customer, the U.S. Government, accounted for 17 percent of sales in 1995.

        Export sales were 40 percent, 40 percent and 36 percent of total sales in 1997, 1996 and 1995, respectively.


        For the years ended August 2, 1997, August 3, 1996 and July 29, 1995, export sales by geographic areas were:

                       1997                 1996                 1995
                   -----------          -----------          -----------

Europe             $ 6,709,380     31%  $ 5,460,305     31%  $ 3,892,719     33%
Far East             6,285,606     28%    5,446,443     31%    3,336,147     28%
North America        4,817,555     22%    2,979,653     17%      627,777      6%
Middle East          3,521,101     16%    3,374,581     20%    3,256,903     28%
Other                  615,967      3%      181,960      1%      614,149      5%
                   -----------   ----   -----------   ----   -----------   ----

Total export sales $21,949,609    100%  $17,442,942    100%  $11,727,695    100%
                   ===========   ====   ===========   ====   ===========   ====



13.     SEGMENT REPORTING

               The following analysis provides segment information for the two industries in which the Company operates (see Note 1):


                                       F17

                                         Critical
                                        Electronic     Medical
             1997                       Subsystems     Systems        Total
          ----------                   -----------   -----------   -----------
Net Sales (a)                          $32,326,668   $22,358,621   $54,685,289

Operating expenses                      26,471,966    21,124,590    47,596,556
                                       -----------   -----------   -----------

Operating profit                       $ 5,854,702   $ 1,234,031     7,088,733
                                       ===========   ===========

Interest income                                                         54,470

Provision for income taxes                                           2,231,649
                                                                   -----------
Net income                                                         $ 4,911,554
                                                                   ===========

Identifiable assets                    $45,422,755   $18,862,218   $64,284,973
                                       ===========   ===========   ===========

Capital expenditures                   $ 1,837,219   $   822,262   $ 2,659,481
                                       ===========   ===========   ===========

Depreciation and amortization          $ 1,119,327   $   691,781   $ 1,811,108
                                       ===========   ===========   ===========

         (a) For the fiscal year ended August 2, 1997, sales of the Critical Electronic Subsystems segment included sales of approximately $13,240,000 to customers for medical imaging and diagnostic applications. Aggregate medical sales for the fiscal year ended August 2, 1997 were approximately $35,599,000 or 65% of total sales.

                                         Critical
                                        Electronic     Medical
            1996                        Subsystems     Systems        Total
        -----------                    -----------   -----------   -----------
Net Sales (a)                          $29,445,362   $14,300,092   $43,745,454

Operating expenses                      24,606,511    13,681,771    38,288,282
                                       -----------   -----------   -----------

Operating profit                       $ 4,838,851   $   618,321     5,457,172
                                       ===========   ===========

Interest expense                                                     1,148,639

Provision for income taxes                                           1,393,111
                                                                   -----------
Net income                                                         $ 2,915,422
                                                                   ===========

Identifiable assets                    $54,763,918   $ 2,965,834   $57,729,752
                                       ===========   ===========   ===========

Capital expenditures                   $ 1,579,674   $   388,396   $ 1,968,070
                                       ===========   ===========   ===========

Depreciation and amortization          $   856,261   $   340,050   $ 1,196,311
                                       ===========   ===========   ===========


         (a) For the fiscal year ended August 3, 1996, sales of the Critical Electronic Subsystems segment included sales of approximately $11,657,000 to customers for medical imaging and diagnostic applications. Aggregate medical sales for the fiscal year ended August 3, 1996 were approximately $25,709,000 or 59% of total sales.

                                       F18

                                         Critical
                                        Electronic      Medical
           1995                         Subsystems      Systems       Total
         --------                       ----------     ---------   -----------
Net Sales (a)                          $27,026,761   $ 5,569,551   $32,596,312

Operating expenses                      23,097,275     5,565,258    28,662,533
                                       -----------   -----------   -----------

Operating profit                       $ 3,929,486   $     4,293     3,933,779
                                       ===========   ===========

Interest expense                                                     1,191,142

Provision for income taxes                                             837,428
                                                                   -----------
Net income                                                         $ 1,905,209
                                                                   ===========

Identifiable assets                    $33,062,025   $ 5,992,609   $39,054,634
                                       ===========   ===========   ===========

Capital expenditures                   $ 1,140,242   $   197,267   $ 1,337,509
                                       ===========   ===========   ===========

Depreciation and amortization          $   965,478   $   277,365   $ 1,242,843
                                       ===========   ===========   ===========

         (a) For the fiscal year ended July 29, 1995, sales of the Critical Electronic Subsystems segment included sales of approximately $8,834,000 to customers for medical imaging and diagnostic applications. Aggregate medical sales for the fiscal year ended July 29, 1995 were approximately $14,403,000 or 44% of total sales.



                                       F19

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                 QUARTER
                            --------------------------------------------------
                               First       Second        Third       Fourth
                            -----------  -----------  -----------  -----------

YEAR ENDED AUGUST 2, 1997:

  Net sales                 $12,311,384  $12,691,871  $14,317,165  $15,364,869
                            ===========  ===========  ===========  ===========

  Gross profit              $ 4,805,146  $ 5,133,272$ $ 5,372,545  $ 6,519,501
                            ===========  ===========  ===========  ===========

  Net income                $   988,454  $ 1,119,848  $ 1,283,682  $ 1,519,570
                            ===========  ===========  ===========  ===========

  Primary and fully diluted
   earnings per share       $       .12  $       .13  $       .15  $       .18
                            ===========  ===========  ===========  ===========


                                                 QUARTER
                            --------------------------------------------------
                               First        Second       Third       Fourth
                            -----------  -----------  -----------  -----------

YEAR ENDED AUGUST 3, 1996:

  Net sales                 $ 7,471,181  $ 9,329,438  $12,555,138  $14,389,697
                            ===========  ===========  ===========  ===========

  Gross profit              $ 3,280,547  $ 3,775,520  $ 4,581,832  $ 4,752,293
                            ===========  ===========  ===========  ===========

  Net income                $   529,566 $    633,061  $   782,820  $   969,975
                            ===========  ===========  ===========  ===========
  Primary and fully diluted
   earnings per share       $       .10  $       .11  $       .14  $       .13
                            ===========  ===========  ===========  ===========





















                                       F20

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DEL GLOBAL TECHNOLOGIES CORP.


                                               By: /S/Leonard A. Trugman
                                                   ----------------------
                                                   Leonard A.Trugman
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President


                                               By: /S/Michael H. Taber
                                                   ----------------------
                                                   Michael Taber
                                                   Vice President - Finance,
                                                   Secretary and Chief
                                                   Accounting Officer


Dated:  October 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/Natan Bertman                                     October 31, 1997
---------------------
Natan Bertman, Director


/S/David Michael                                     October 31, 1997
---------------------
David Michael, Director


/S/Seymour Rubin                                     October 31, 1997
---------------------
Seymour Rubin, Director


/S/James Tiernan                                     October 31, 1997
---------------------
James Tiernan, Director


/S/Leonard A. Trugman                                October 31, 1997
---------------------
Leonard A. Trugman
Chairman of the Board,
Chief Executive Officer and
President