Form 10-Q
period 1997-11-01
DEL GLOBAL TECHNOLOGIES CORP
filed 1997-12-15
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended            November  1, 1997
Commission File Number       0-3319


                          DEL GLOBAL TECHNOLOGIES CORP.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


          New York                                             13-1784308
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                      One Commerce Park, Valhalla, NY 10595
                      -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (914)686-3600
                                  -------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on December 11, 1997.

                            Common Stock - 7,471,463

                                     PART I


Item 1.  Financial Statements

              Consolidated Balance Sheets - November 1, 1997 and August 2, 1997

              Consolidated Statements of Income for the Three Months ended November 1, 1997 and November 2, 1996

              Consolidated Statements of Cash Flows for the Three Months ended November 1, 1997 and November 2, 1996

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                       November 1,    August  2,
                                                          1997          1997
                                                       -----------   -----------
CURRENT ASSETS
         Cash and cash equivalents                     $ 6,444,734   $ 6,070,608
         Investments available-for-sale                    959,457       722,566
         Trade receivables - net                        12,113,684    11,211,357
         Cost and estimated earnings in excess of        2,283,259     1,868,002
              billings on uncompleted contracts
         Inventory                                      25,209,188    24,681,348
         Prepaid expenses and other current assets       1,868,212     1,808,762
                                                       -----------   -----------
              Total current assets                      48,878,534    46,362,643
                                                       -----------   -----------

FIXED ASSETS - Net                                      11,452,745    11,159,010
INTANGIBLES - Net                                        1,070,104     1,112,991
GOODWILL - Net                                           4,087,565     4,135,409
DEFERRED CHARGES                                           476,978       507,933
OTHER ASSETS                                               849,656       851,824
                                                       -----------   -----------
         TOTAL                                         $66,815,582   $64,129,810
                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of long-term debt             $   126,067   $   127,999
         Accounts payable - trade                        4,568,043     3,936,529
         Accrued liabilities                             3,717,297     3,699,188
         Deferred compensation liability                   784,427       722,566
         Income taxes                                    1,008,438       868,949
                                                       -----------   -----------
              Total current liabilities                 10,204,272     9,355,231
                                                       -----------   -----------

LONG-TERM LIABILITIES
         LONG-TERM DEBT (less current
              portion included above)                      377,840       411,127
         OTHER                                             717,691       725,258
         DEFERRED INCOME TAXES                           1,165,323     1,107,964
                                                       -----------   -----------
              Total liabilities                         12,465,126    11,599,580
                                                       -----------   -----------

SHAREHOLDERS' EQUITY
         Common stock, $.10 par value;
            Authorized 20,000,000 shares;
            Issued and  outstanding -
            7,611,718 shares at November 1,
            1997 and 7,516,234 shares at
            August 2, 1997                                 761,171       751,622
         Additional paid-in capital                     46,535,304    45,909,517
         Retained earnings                               7,829,305     6,572,318
                                                       -----------   -----------
                                                        55,125,780    53,233,457
         Less common stock in treasury -
             111,255 shares at November 1, 1997
             and 104,255 at August 2, 1997                 775,324       703,227
                                                       -----------   -----------
             Total shareholders' equity                 54,350,456    52,530,230
                                                       -----------   -----------
         TOTAL                                         $66,815,582   $64,129,810
                                                       ===========   ===========

    See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended
                                                  -----------------------------
                                                   November 1,      November 2,
                                                      1997             1996
                                                  ------------     ------------

NET SALES                                         $ 13,480,069     $ 12,311,384
                                                  ------------     ------------
COSTS AND EXPENSES:
     Cost of sales                                   8,047,545        7,506,238
     Research and development                        1,235,889        1,076,827
     Selling, general and administrative             2,402,399        2,325,539
     Interest income - net                             (54,275)         (19,456)
                                                  ------------     ------------
                                                    11,631,558       10,889,148
INCOME BEFORE PROVISION
FOR INCOME TAXES                                     1,848,511        1,422,236

PROVISION FOR INCOME TAXES                             591,524          433,782
                                                  ------------     ------------
NET INCOME                                        $  1,256,987     $    988,454
                                                  ============     ============

Per share amounts:
     Net income per common share
     and common share equivalents                 $        .15     $        .12
                                                  ============     ============
Weighted average number of
      common shares outstanding
      and common share equivalents                   8,609,984        8,463,327
                                                  ============     ============



See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                          Three Months Ended
                                                      --------------------------
                                                      November 1,    November 2,
                                                         1997           1996
                                                      -----------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $ 1,256,987   $   988,454
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Imputed interest                                   16,570        16,954
        Depreciation                                      320,596       231,625
        Amortization                                      132,931       132,391
    Changes in assets and liabilities:
        (Increase) decrease in trade receivables         (902,327)      236,482
        Increase in cost and estimated earnings
          in excess of billings on uncompleted
          contracts                                      (415,257)         --
        Increase in inventory                            (527,840)     (880,188)
        Increase in prepaid and other current assets      (69,493)      (78,208)
        Increase in other assets                           (4,038)       (1,831)
        Increase (decrease) in accounts payable- trade    631,514       (25,085)
        Increase (decrease) in accrued liabilities         18,112      (511,896)
        Increase in deferred compensation liability        61,861        33,695
        Increase in income taxes payable                  201,852        51,614
                                                      -----------   -----------
           Net cash provided by operating activities      721,468       194,007
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Expenditures for fixed assets                    (614,333)     (607,796)
        Investment in marketable securities              (236,891)      (33,695)
        Payments to former shareholders of subsidiary
          acquired                                        (24,137)      (13,925)
                                                      -----------   -----------
           Net cash used in investing activities         (875,361)     (655,416)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (repayment of) proceeds from bank
           borrowing                                      (35,219)      323,000
         Payment for repurchase of shares                 (72,097)         --
         Proceeds from exercise of stock options
           and warrants                                   638,548       138,352
         Other                                             (3,213)      (13,385)
                                                      -----------   -----------
           Net cash provided by financing activities      528,019       447,967
                                                      -----------   -----------

                                                                     (Continued)
See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                         Three Months Ended
                                                       ------------------------
                                                       November 1,  November 2,
                                                           1997        1996
                                                       -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    $  374,126  $   (13,442)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           6,070,608    5,817,800
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $6,444,734  $ 5,804,358
                                                        ==========  ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
             INFORMATION:

             Interest paid                              $   18,005  $    14,340
                                                        ==========  ===========
             Income taxes paid                          $  389,672  $   407,739
                                                        ==========  ===========
             Tax benefit related to
               exercise of stock options
               and warrants                             $     --    $   139,397
                                                        ==========  ===========






See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of November 1, 1997 and the results of its operations and its cash flows for the three months ended November 1, 1997 and November 2, 1996.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as of August 2, 1997.

         The consolidated financial statements should be read in conjunction with the notes to the financial statements as of August 2, 1997.


NOTE 2 The results of operations for the three month period ended November 1, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 3   INVESTMENTS

         Investments available-for-sale at November 1, 1997 and August 2, 1997 include $784,427 and $722,566, respectively, for the Company's
         President's  deferred  compensation,  pursuant  to  the  terms  of  his employment contract. The liabilities of $784,427 and $722,566, respectively, are recorded as deferred compensation liability. Gains and losses on the investments held to fund the deferred compensation, either recognized or unrealized, inure to the benefit or detriment of the President's deferred compensation, based upon a contractual arrangement between the President and the Company. At November 1, 1997, the balance of investments available-for-sale of $175,030 are equity securities held by the Company for its own account. Realized and unrealized gains and losses on these securities for the period ended November 1, 1997 were not material and are recorded in the financial statements.


NOTE 4   PERCENTAGE OF COMPLETION ACCOUNTING

                                                                    Three Months
                                                                        Ended
                                           November 1,   August 2,   November 1,
                                              1997         1997         1997
                                          -----------   ----------   -----------
         Costs incurred on
            uncompleted contracts          $4,047,633   $3,086,020   $  961,613

         Estimated earnings                 2,153,236    1,578,126      575,110
                                           ----------   ----------   ----------
                                            6,200,869    4,664,146    1,536,723

         Less:  Billings to date            3,917,610    2,796,144    1,121,466
                                           ----------   ----------   ----------

         Costs and estimated earnings
            in excess of billings on
            uncompleted contracts          $2,283,259   $1,868,002   $  415,257
                                           ==========   ==========   ==========

         There were no contracts accounted for under the percentage of completion method of accounting for the three months ended November 2, 1996. The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $3,639,000 at November 1, 1997.

NOTE 5   INVENTORY

         Inventory is stated at a lower of cost (first-in, first-out) or market.

         Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

         Inventory consists of the following:
                                                       November 1,    August 2,
                                                          1997          1997
                                                       -----------  -----------

         Finished goods                                $ 3,942,391  $ 3,859,842
         Work-in-process                                 9,979,753    9,770,789
         Raw material and purchased ts                  11,287,044   11,050,717
                                                       -----------  -----------
         Total                                         $25,209,188  $24,681,348
                                                       ===========  ===========


NOTE 6   FIXED ASSETS

         Fixed assets consist of the following:
                                                       November 1,    August 2,
                                                          1997          1997
                                                       -----------  -----------

         Land                                          $   694,046  $   694,046
         Building                                        2,146,025    2,146,025
         Machinery and equipment                        11,439,108   10,865,897
         Furniture and fixtures                          1,302,072    1,280,216
         Leasehold improvements                          1,248,258    1,228,992
         Transportation equipment                           30,103       30,103
                                                       -----------  -----------
                                                        16,859,612   16,245,279

         Less accumulated depreciation
            and amortization                             5,406,867    5,086,269
                                                       -----------  -----------

         Net fixed assets                              $11,452,745  $11,159,010
                                                       ===========  ===========


NOTE 7 Net income per common share was computed using the treasury stock method.


NOTE 8   EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and believes it will be significant. If SFAS No. 128 were effective for the quarter ended November 1, 1997, the effect of implementation would have resulted in "Basic Earnings per Share" of $.17 and "Diluted Earnings per Share" of $.15.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

                 The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed three acquisitions in the past five years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; and Gendex-Del (a manufacturer of medical imaging systems) in fiscal 1996. The Company's net sales have increased from approximately $18.9 million in fiscal 1992 to approximately $54.7 million in fiscal 1997, a compounded annual growth rate of 23.6%.

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

                 Management believes that recent cost containment trends in the healthcare industry have created opportunities for its cost-effective medical imaging products in domestic and international markets. Some of these trends are increased demand for lower cost medical equipment, outsourcing of systems and critical electronic subsystems by leading Original Equipment Manufacturers ("OEMs"), increased demand for certain diagnostic procedures and lower cost medical services in the global marketplace.

RESULTS OF OPERATIONS

                 Net sales for the three months ended November 1, 1997 were approximately $13.5 million as compared to approximately $12.3 million for the three months ended November 2, 1996, an increase of 9.5%. The increase is due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales for the three months ended November 1, 1997, was 59.7% compared to 61% for the prior corresponding period. This improvement in margins is due to reduced manufacturing costs from efficiencies implemented in all existing operations.

                 Research and development expenses increased to approximately $1.2 million for the three months ended November 1, 1997 from approximately $1.1 million, an increase of 14.8%, for the three months ended November 2, 1996. The increase was primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately $2.4 million, or 17.8% of net sales, for the three months ended November 1, 1997 as compared to approximately $2.3 million, or 18.9% of net sales, for the same period in the prior year, an increase of 3.3%. This increase was due to higher levels of advertising, increased trade show attendance and the acceleration of amortization of certain intangible assets.

                 Net interest income was approximately $54,000 for the three months ended November 1, 1997 as compared to approximately $19,000 for the corresponding period in the prior year. Interest income resulted from the investment of a portion of the proceeds from the public offering of the Company's common stock, which are invested in money market instruments and high grade commercial paper.

                 Income tax expense was 32% of pre-tax income for the three months ended November 1, 1997 and 30.5% for the three months ended November 2, 1996. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income increased to approximately $1,257,000 for the three months ended November 1, 1997, an increase of approximately 27% from approximately $988,000 for the prior corresponding period. Net income per common share at November 1, 1997 increased to $.15 from $.12 at November 2, 1996, an increase of 25%. The number of common shares outstanding and common share equivalents increased to 8,609,984 at November 1, 1997 from 8,463,327 at November 2, 1996. The increase in net income for the three month period ended November 1, 1997 is primarily due to internal growth and improved gross margins.

                 The backlog of unshipped orders at November 1, 1997 was approximately $33 million.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

                 Working Capital. At November 1, 1997 and August 2, 1997, the Company's working capital was approximately $38.7 million and $37.0 million, respectively. At such dates the Company had approximately $6.4 million and $6.1 million, respectively, in cash and cash equivalents.

                 Trade receivables at November 1, 1997 increased approximately $902,000 as compared to August 2, 1997 primarily due to increased sales levels.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $2.3 million at November 1, 1997 from approximately $1.9 million at August 2, 1997 due to additional work performed in the quarter on long term contracts accounted for under the percentage of completion method of accounting.

                 Inventory at November 1, 1997 increased approximately $528,000 as compared to August 2, 1997, primarily because of additional production requirements of a major new OEM contract which commenced in the third quarter of fiscal 1997.

                 Trade accounts payable increased approximately $632,000 at November 1, 1997 from August 2, 1997 primarily because of the increased inventory requirements of a major new OEM contract.

                 Credit Facility and Borrowing. At November 1, 1997, the Company had a $14 million revolving credit line and a $10 million acquisition credit line. The available portion of the revolving credit line was approximately $13.7 million, after deducting outstanding letters of credit of approximately $180,000 and $9.7 million was available under its acquisition credit line.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $614,000 for capital equipment for the three month period ended November 1, 1997.

                 The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its current operating cash needs.

                 Shareholders' Equity. Shareholders' equity increased to approximately $54.4 million at November 1, 1997 from approximately $52.5 million at August 2, 1997, primarily due to the results of operations. Additionally, during the period approximately 95,000 stock options and warrants were exercised, with proceeds of approximately $639,000 and

7,000  shares  of  common  stock  were  repurchased  at a cost of  approximately
$72,000.

Effects of New Accounting Pronouncements

                 Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect on its financial reporting from the adoption of this statement and believes it will be significant. If SFAS No. 128 were effective for the quarter ended November 1, 1997, the effect of implementation would have resulted in "Basic Earnings per Share" of $.17 and "Diluted Earnings per Share" of $.15.

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



Dated:  December 12, 1997