Form 10-Q
period 1998-01-31
DEL GLOBAL TECHNOLOGIES CORP
filed 1998-03-16
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended            January 31, 1998
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

Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on March 13, 1998.

                            Common Stock - 7,542,937

                                     PART I


Item 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets - January 31, 1998 and August 2, 1997

              Consolidated Statements of Income for the Three Months and Six Months ended January 31, 1998 and February 1, 1997

              Consolidated Statements of Cash Flows for the Six Months ended January 31, 1998 and February 1, 1997

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                         January 31,   August 2,
                                                            1998         1997
                                                        -----------  -----------

CURRENT ASSETS
        Cash and cash equivalents                       $ 5,377,578  $ 6,070,608
        Investments available-for-sale                      854,454      722,566
        Trade receivables - net                          12,382,438   11,211,357
        Cost and estimated earnings in excess of
             billings on uncompleted contracts            2,061,671    1,868,002
        Inventory                                        26,302,076   24,681,348
        Prepaid expenses and other current assets         2,441,640    1,808,762
                                                        -----------  -----------
             Total current assets                        49,419,857   46,362,643
                                                        -----------  -----------

FIXED ASSETS - Net                                       11,719,584   11,159,010
INTANGIBLES - Net                                         1,027,217    1,112,991
GOODWILL - Net                                            4,039,722    4,135,409
DEFERRED CHARGES                                            448,634      507,933
OTHER ASSETS                                                870,278      851,824
                                                        -----------  -----------
        TOTAL                                           $67,525,292  $64,129,810
                                                        ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
        Current portion of long-term debt               $   127,209  $   127,999
        Accounts payable - trade                          4,496,341    3,936,529
        Accrued liabilities                               3,535,916    3,699,188
        Deferred compensation liability                     816,707      722,566
        Income taxes                                        791,204      868,949
                                                        -----------  -----------
             Total current liabilities                    9,767,377    9,355,231
                                                        -----------  -----------

LONG-TERM LIABILITIES
        LONG-TERM DEBT (less current
             portion included above)                        345,719      411,127
        OTHER                                               744,222      725,258
        DEFERRED INCOME TAXES                             1,225,968    1,107,964
                                                        -----------  -----------
             Total liabilities                           12,083,286   11,599,580
                                                        -----------  -----------

SHAREHOLDERS' EQUITY
        Common stock, $.10 par value;
                   Authorized 20,000,000 shares;
                   Issued and outstanding -
                   7,705,163 shares at January 31,
                   1998 and 7,516,234 shares at
                   August 2, 1997                           770,516      751,622
        Additional paid-in capital                       47,101,060   45,909,517
        Retained earnings                                 9,191,786    6,572,318
                                                        -----------  -----------
                                                         57,063,362   53,233,457
                                                        -----------  -----------
        Less common stock in treasury -
                   198,155 shares at January 31, 1998
                   and 104,255 at August 2, 1997          1,621,356      703,227
                                                        -----------  -----------
                   Total shareholders' equity            55,442,006   52,530,230
                                                        -----------  -----------
        TOTAL                                           $67,525,292  $64,129,810
                                                        ===========  ===========

   See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three Months Ended                     Six Months Ended
                                                    -------------------------------         ------------------------------
                                                     January 31,        February 1,         January 31,        February 1,
                                                        1998               1997                 1998              1997
                                                    -----------         -----------         -----------        -----------
NET SALES                                           $14,403,182         $12,691,871         $27,883,251        $25,003,255
                                                    -----------         -----------         -----------        -----------
COSTS AND EXPENSES:
     Cost of sales                                    8,503,015           7,558,599          16,550,560         15,064,837
     Research and development                         1,464,357           1,115,612           2,700,246          2,192,439
     Selling, general and
         administrative                               2,476,438           2,434,208           4,878,837          4,759,747
     Interest income - net                               44,275              27,840              98,550             47,296
                                                    -----------         -----------         -----------        -----------
                                                     12,399,535          11,080,579          24,031,093         21,969,727
                                                    -----------         -----------         -----------        -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                      2,003,647           1,611,292           3,852,158          3,033,528
PROVISION FOR INCOME TAXES                              641,167             491,444           1,232,691            925,226
                                                    -----------         -----------         -----------        -----------
NET INCOME                                          $ 1,362,480         $ 1,119,848         $ 2,619,467        $ 2,108,302
                                                    ===========         ===========         ===========        ===========
Per share amounts:
     Basic earnings per share                       $       .18         $       .15         $       .35        $       .28
                                                    ===========         ===========         ===========        ===========
     Diluted earnings per share                     $       .17         $       .14         $       .32        $       .26
                                                    ===========         ===========         ===========        ===========
Weighted average number of
      common shares outstanding                       7,472,140           7,399,932           7,455,775          7,407,594
                                                    ===========         ===========         ===========        ===========
Weighted average number of
      common shares outstanding
      and common share equivalents                    8,172,285           8,071,111           8,172,142          8,082,482
                                                    ===========         ===========         ===========        ===========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Six Months Ended
                                                      -------------------------
                                                      January 31,    February 1,
                                                         1998           1997
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 2,619,467   $ 2,108,302
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Imputed interest                                   46,793        33,968
        Depreciation                                      657,821       471,697
        Amortization                                      264,646       263,782
        Deferred income tax provision
          (benefit)                                       114,759       (11,996)
        Tax benefit from exercise of
          stock options and warrants                      325,594       147,617
        Changes in assets and liabilities:
          Increase in trade receivables                (1,171,081)     (311,931)
          Increase in cost and estimated
            earnings in excess of billings
            on uncompleted contracts                     (193,669)         --
          Increase in inventory                        (1,620,728)   (1,676,493)
          Increase in prepaid and other
            current assets                               (652,476)     (306,878)
          Increase in other assets                        (17,259)       (4,675)
          Increase in accounts payable - trade            559,812       499,585
          Decrease in accrued liabilities                (163,272)     (466,044)
          Increase in deferred compensation
            liability                                      94,141        94,632
          (Decrease) increase in income taxes
            payable                                       (77,745)       31,301
                                                      -----------   -----------
        Net cash provided by operating activities         786,803       872,867
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Expenditures for fixed assets                (1,218,395)   (1,137,813)
          Investment in marketable securities            (131,888)      (94,632)
          Cash paid on acquisition of subsidiaries           --         (15,000)
          Payments to former shareholders of
            subsidiary acquired                           (27,829)      (27,850)
                                                      -----------   -----------
        Net cash used in investing activities          (1,378,112)   (1,275,295)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Net (repayment of) proceeds from bank
            borrowing                                     (66,198)       29,110
          Payment for repurchase of shares               (918,129)      (73,310)
          Proceeds from exercise of stock options
            and warrants                                  841,153       175,338
          Other                                            41,453       (18,334)
                                                      -----------   -----------
        Net cash (used in) provided by financing
          activities                                     (101,721)      112,804
                                                      -----------   -----------

                                                                     (Continued)
See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                          Six Months Ended
                                                      -------------------------
                                                      January 31,    February 1,
                                                         1998           1997
                                                      -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS             $  (693,030)  $  (289,624)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          6,070,608     5,817,800
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 5,377,578   $ 5,528,176
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
             INFORMATION:

             Interest paid                            $    62,587   $    27,950
                                                      ===========   ===========
             Income taxes paid                        $   865,083   $   747,057
                                                      ===========   ===========







See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of January 31, 1998 and the results of its operations and its cash flows for the six months ended January 31, 1998 and February 1, 1997, respectively.

               The accounting  policies followed by the Company are set forth in
               Note 1 to the Company's financial statements as of August 2, 1997, except as stated below.

               The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share" effective August 3, 1997. The effect of the adoption of SFAS 128 on the quarter and six months ended February 1, 1997 was to reduce the weighted average common shares and common share equivalents from 8,620,692 to 8,071,111 and from 8,561,147 to 8,082,482 for the three and six month periods ended February 1, 1997, respectively. Diluted earnings per share were $.14 and $.26 as compared to fully diluted earnings per share of $.13 and $.25 for the three and six month periods ended February 1, 1997, respectively.

               The  consolidated   financial   statements   should  be  read  in
               conjunction with the notes to the financial statements as of August 2, 1997.

NOTE 2 The results of operations for the three and six month periods ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 3         INVESTMENTS

               Investments available-for-sale at January 31, 1998 and August 2, 1997 include $748,402 and $722,566, respectively, for the Company's President's deferred compensation, pursuant to the terms of his employment contract. The liabilities of $816,707 and $722,566, respectively, are recorded as deferred compensation liability. The difference of $68,305 between investments available-for-sale and the deferred compensation liability were cash assets at January 31, 1998 and were classified as such in the financial statements. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the President's deferred compensation, based upon a contractual arrangement between the President and the Company. At January 31, 1998, the balance of investments available-for-sale of $106,052 are equity securities held by the Company for its own account. Realized and unrealized gains and losses on these securities for the period ended January 31, 1998 were not material and are recorded in the financial statements.

NOTE 4         PERCENTAGE OF COMPLETION ACCOUNTING
                                                                        Six
                                                                       Months
                                                                       Ended
                                             January 31,  August 2,  January 31,
                                                1998        1997        1998
                                             ----------  ----------  ----------

               Costs incurred on
                 uncompleted contracts       $3,997,181  $3,086,020  $  911,161

               Estimated earnings             2,410,522   1,578,126     832,396
                                             ----------  ----------  ----------
                                              6,407,703   4,664,146   1,743,557
               Less:  Billings to date        4,346,032   2,796,144   1,549,888
                                             ----------  ----------  ----------

               Costs and estimated
                 earnings in excess of
                 billings on uncompleted
                 contracts                   $2,061,671  $1,868,002  $  193,669
                                             ==========  ==========  ==========

               There were no contracts accounted for under the percentage of completion method of accounting for the six months ended February 1, 1997. The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $3,128,000 at January 31, 1998.


NOTE 5         INVENTORY

               Inventory is stated at a lower of cost (first-in, first-out) or market.

               Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

               Inventory consists of the following:
                                                       January 31,   August 2,
                                                           1998         1997
                                                       -----------  -----------

               Finished goods                          $ 4,113,304  $ 3,859,842
               Work-in-process                          10,412,403    9,770,789
               Raw material and purchased parts         11,776,369   11,050,717
                                                       -----------  -----------
               Total                                   $26,302,076  $24,681,348
                                                       ===========  ===========


NOTE 6         FIXED ASSETS

               Fixed assets consist of the following:
                                                       January 31,   August 2,
                                                          1998         1997
                                                       -----------  -----------

               Land                                    $   694,046  $   694,046
               Building                                  2,146,025    2,146,025
               Machinery and equipment                  11,860,424   10,865,897
               Furniture and fixtures                    1,351,134    1,280,216
               Leasehold improvements                    1,381,942    1,228,992
               Transportation equipment                     30,103       30,103
                                                       -----------  -----------
                                                        17,463,674   16,245,279

               Less accumulated depreciation
                 and amortization                        5,744,090    5,086,269
                                                       -----------  -----------

               Net fixed assets                        $11,719,584  $11,159,010
                                                       ===========  ===========


NOTE 7         SUBSEQUENT EVENT

               On March 6, 1998 the Company's Gendex-Del Imaging Corp. subsidiary acquired selected assets of X-Ray Technologies, Inc. consisting principally of inventory, fixed assets and intangibles for cash. X-Ray Technologies, Inc. is a manufacturer of cost-effective medical imaging systems for physicians, chiropractors and veterinarians.

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

RESULTS OF OPERATIONS

                 Net sales for the three months ended January 31, 1998 were approximately $14.4 million as compared to approximately $12.7 million for the three months ended February 1, 1997, an increase of 13.5%. Net sales for the six months ended January 31, 1998 were approximately $27.9 million as compared to approximately $25.0 million for the six months ended February 1, 1997, an increase of 11.5%. These increases are due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales for the three months ended January 31, 1998, was 59% compared to 59.6% for the prior corresponding  period.  Cost of sales,  as a percentage of net sales for the six months ended January 31, 1998, was 59.4% compared to 60.3% for the prior corresponding period. These improvements in margins are due to reduced manufacturing costs from efficiencies implemented in existing operations.

                 Research and development expenses increased to approximately $1.5 million for the three months ended January 31, 1998 from approximately $1.1 million, an increase of 31.3%, for the three months ended February 1, 1997. Research and development expenses increased to approximately $2.7 million for the six months ended January 31, 1998 from approximately $2.2 million for the six months ended February 1, 1997, an increase of 23.2% These increases were primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately
$2,476,000, or 17.2% of net sales, for the three months ended January 31, 1998 as compared to approximately $2,434,000, or 19.2% of net sales, for the same period in the prior year, an increase of 1.7%. Selling, general and administrative expenses increased to approximately $4,879,000, or 17.5% of net sales for the six months ended January 31, 1998 from $4,759,000, or 19% of net sales over the corresponding period in the prior year, an increase of 2.5%. Theses increases were due to higher levels of advertising and increased trade show attendance.

                 Net interest income was approximately $44,000 for the three months ended January 31, 1998 as compared to approximately $28,000 for the corresponding period in the prior year, an increase of 59%. Net interest income was approximately $99,000 for the six months ended January 31, 1998 as compared to approximately $47,000 for the six months ended February 1, 1997, an increase of 108.4%. Interest income resulted from the investment of a portion of the proceeds from the public offering of the Company's common stock, which are invested in money market instruments and high grade commercial paper.

                 Income tax expense was 32% of pre-tax income for the three months and six months ended January 31, 1998. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income  increased  to  approximately  $1.4  million for the three months ended January 31, 1998, an increase of approximately 21.7% from approximately $1.1 million for the prior corresponding period. Net income per common share for the three months ended January 31, 1998 increased to $.18 from $.15 for the three months ended February 1, 1997, an increase of 20%. Net income per common share and common share equivalent rose to $.17 from $.14 for the three months ended January 31, 1998 and February 1, 1997, respectively, an increase of 21.4%. The number of common shares outstanding at January 31, 1998 were 7,472,140 as compared to 7,399,932 at February 1, 1997. The number of common shares and common share equivalents at January 31, 1998 increased to 8,172,285 from 8,071,111 at February 1, 1997. Net income increased to approximately $2.6 million for the six months ended January 31, 1998, an increase of approximately 24.2% from approximately $2.1 million for the prior corresponding period. Net income per common share for the six months ended January 31, 1998 increased to $.35 from $.28 for the six months ended February 1, 1997, an increase of 13.6%. Net income per common share and common share equivalent rose to $.32 from $.26 for the six months ended January 31, 1998 and February 1, 1997, respectively, an increase of 23.1%. The number of common shares outstanding at January 31, 1998 were 7,455,775 as compared to 7,407,594 at February 1, 1997. The number of common shares and common share equivalents at January 31, 1998 increased to 8,172,142 from 8,082,482 at February 1, 1997. The increase in net income for the three and six month periods ended January 31, 1998 is due to internal growth and improved gross margins.

                 The backlog of unshipped orders at January 31, 1998 was approximately $31.5 million.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

                 Working Capital. At January 31, 1998 and August 2, 1997, the Company's working capital was approximately $39.7 million and $37.0 million, respectively. At such dates the Company had approximately $5.4 million and $6.1 million, respectively, in cash and cash equivalents. The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its current operating cash needs.

                 Trade receivables at January 31, 1998 increased approximately $1.2 million as compared to August 2, 1997 primarily due to increased sales levels.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $2.1 million at January 31, 1998 from approximately $1.9 million at August 2, 1997 due to additional work performed in the six month period on long term contracts accounted for under the percentage of completion method of accounting.

                 Inventory at January 31, 1998 increased approximately $1.6 million as compared to August 2, 1997, primarily because of additional production requirements of new OEM contracts which commenced in the third quarter of fiscal 1997 and to support higher levels of medical imaging systems sales.

                 Prepaid expenses and other current assets increased approximately $632,000 at January 31, 1998 from August 2, 1997 primarily because of higher levels of prepaid insurance, trade show deposits, printing and catalogue costs.

                 Trade accounts payable increased approximately $560,000 at January 31, 1998 from August 2, 1997 primarily because of the increased inventory requirements of new OEM contracts and to support higher levels of shipments of medical imaging products.

                 Credit Facility and Borrowing. At January 31, 1998, the Company had a $14 million revolving credit line and a $10 million acquisition credit line. The available portion of the revolving credit line was approximately $13.7 million, after deducting outstanding letters of credit of approximately $180,000.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations and inventory management systems, in order to improve its manufacturing capability and to increase capacity and inventory turns. The Company has expended approximately $1.2 million for capital equipment for the six month period ended January 31, 1998.

                 Shareholders' Equity. Shareholders' equity increased to approximately $55.4 million at January 31, 1998 from approximately $52.5 million at August 2, 1997, primarily due to the results of operations. Additionally, during the period approximately 177,674 stock options and warrants were exercised, with proceeds of approximately $841,000 and 93,900 shares of common stock were repurchased at a cost of approximately $918,000. Under its current stock "Buy-back" program since April, 1997 the Company has repurchased 126,900 shares of its common stock for $1,201,922 at prices ranging from $7.88 to $11.13. The average repurchase price was $9.47.

Year 2000 Compliance

                 The Company relies on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant in order to meet its internal need and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely will also be timely converted or that such failure to convert by other companies would not have an adverse effect on the Company's systems. The cost to the Company of such changes are difficult to estimate but are not expected to have a material financial impact.

Effects of New Accounting Pronouncements

                 Earnings Per Share. The Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share" effective August 3, 1997. The effect of the adoption of SFAS 128 on the quarter and six months ended February 1, 1997 was to reduce the weighted average common shares and common share equivalents from 8,620,692 to 8,071,111 and from 8,561,147 to 8,082,482 for the three and six month periods ended February 1, 1997, respectively. Diluted earnings per share were $.14 and $.26 as compared to fully diluted earnings per share of $.13 and $.25 for the three and six month periods ended February 1, 1997, respectively.

                 Disclosures About Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. This statement is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

                                     PART II

Item 1.        Legal Proceedings

                        None

Item 2.        Changes in Securities

                        None

Item 3.        Defaults on Senior Securities

                        None

Item 4.        Submission to a Vote of Security Holders

                        At the annual meeting of stockholders of the Company held on February 10, 1998, the stockholders:

                        Elected the following directors: Natan V. Bertman, David Michael, Seymour Rubin, James Tiernan and Leonard A. Trugman.

                        Election of Directors     For      Withheld
                        ---------------------  ---------   --------

                        Leonard A. Trugman     6,330,252    127,680
                        Natan V. Bertman       6,327,736    130,196
                        David Michael          6,329,744    128,188
                        Seymour Rubin          6,325,912    132,020
                        James Tiernan          6,323,100    134,832

               (b) Approved the amendment to the Company's Amended and Restated Stock Option Plan to increase the number of shares reserved for issuance thereunder by 500,000.

                                                  For       Against    Abstain
                                               ---------    -------    -------

                                               2,999,682    981,877     57,054

               (c) Approved the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending August 1, 1998.

                                                  For       Against    Abstain
                                               ---------    -------    -------

                                               6,398,494     39,562     19,876

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



Dated:  March 13, 1998