Form 10-Q
period 1998-05-02
DEL GLOBAL TECHNOLOGIES CORP
filed 1998-06-15
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                 May 2, 1998
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

Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on June 12, 1998.

                            Common Stock - 7,602,802

                                     PART I


Item 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets - May 2, 1998 and August 2, 1997

              Consolidated Statements of Income for the Three Months and Nine Months ended May 2, 1998 and May 3, 1997

              Consolidated Statements of Cash Flows for the Nine Months ended May 2, 1998 and May 3, 1997

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                          May 2,       August 2,
                                                           1998          1997
                                                       -----------   -----------

CURRENT ASSETS
        Cash and cash equivalents                      $ 5,942,419   $ 6,070,608
        Investments available-for-sale                     883,103       722,566
        Trade receivables - net                         13,047,854    11,211,357
        Cost and estimated earnings
             in excess of billings on
             uncompleted contracts                       2,886,233     1,868,002
        Inventory                                       27,344,733    24,681,348
        Prepaid expenses and other
             current assets                              2,360,024     1,808,762
                                                       -----------   -----------
             Total current assets                       52,464,366    46,362,643
                                                       -----------   -----------

FIXED ASSETS - Net                                      11,936,275    11,159,010
INTANGIBLES - Net                                          984,330     1,112,991
GOODWILL - Net                                           4,772,291     4,135,409
DEFERRED CHARGES                                           418,052       507,933
OTHER ASSETS                                               863,695       851,824
                                                       -----------   -----------
        TOTAL                                          $71,439,009   $64,129,810
                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
        Current portion of long-term debt              $   123,977   $   127,999
        Accounts payable - trade                         5,513,939     3,936,529
        Accrued liabilities                              4,684,655     3,699,188
        Deferred compensation liability                    859,076       722,566
        Income taxes                                       705,045       868,949
                                                       -----------   -----------
             Total current liabilities                  11,886,692     9,355,231
                                                       -----------   -----------

LONG-TERM LIABILITIES
        LONG-TERM DEBT (less current
             portion included above)                       267,877       411,127
        OTHER                                              731,237       725,258
        DEFERRED INCOME TAXES                            1,290,122     1,107,964
                                                       -----------   -----------
             Total liabilities                          14,175,928    11,599,580
                                                       -----------   -----------

SHAREHOLDERS' EQUITY
        Common stock, $.10 par value;
                   Authorized 20,000,000
                   shares; Issued and
                   outstanding - 7,832,412
                   shares at May 2, 1998
                   and 7,516,234 shares at
                   August 2, 1997                          783,240       751,622
        Additional paid-in capital                      47,977,393    45,909,517
        Retained earnings                               10,636,527     6,572,318
                                                       -----------   -----------
                                                        59,397,160    53,233,457
                                                       -----------   -----------
        Less common stock in treasury -
                   244,155 shares at May 2, 1998
                   and 104,255 at August 2, 1997         2,134,079       703,227
                                                       -----------   -----------
                   Total shareholders' equity           57,263,081    52,530,230
                                                       -----------   -----------
        TOTAL                                          $71,439,009   $64,129,810
                                                       ===========   ===========

   See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          Three Months Ended              Nine Months Ended
                                     ----------------------------    ----------------------------
                                        May 2,           May 3,          May 2,         May 3,
                                         1998            1997             1998           1997
                                     ------------    ------------    ------------    ------------


NET SALES                            $ 16,682,726    $ 14,317,165    $ 44,565,977    $ 39,320,420
                                     ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
     Cost of sales                      9,995,579       8,944,620      26,546,139      24,009,457
     Research and development           1,548,915       1,190,800       4,249,161       3,383,239
     Selling, general and
          administrative                3,019,143       2,365,075       7,897,980       7,124,822
     Interest income - net                 (5,530)        (30,355)       (104,080)        (77,651)
                                     ------------    ------------    ------------    ------------
                                       14,558,107      12,470,140      38,589,200      34,439,867
                                     ------------    ------------    ------------    ------------
INCOME BEFORE PROVISION
FOR INCOME TAXES                        2,124,619       1,847,025       5,976,777       4,880,553

PROVISION FOR INCOME TAXES                679,878         563,343       1,912,569       1,488,569
                                     ------------    ------------    ------------    ------------
NET INCOME                           $  1,444,741    $  1,283,682    $  4,064,208    $  3,391,984
                                     ============    ============    ============    ============
Per share amounts:
     Basic earnings per share        $        .19    $        .17    $        .54    $        .46
                                     ============    ============    ============    ============
     Diluted earnings per share      $        .18    $        .16    $        .50    $        .42
                                     ============    ============    ============    ============
Weighted average number of
      common shares outstanding         7,541,988       7,402,899       7,484,513       7,400,921
                                     ============    ============    ============    ============
Weighted average number of
      common shares outstanding
      and common share equivalents      8,228,828       8,067,904       8,191,038       8,070,042
                                     ============    ============    ============    ============


See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                     --------------------------
                                                        May 2,         May 3,
                                                         1998           1997
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                     $ 4,064,208    $ 3,391,984
      Adjustments to reconcile net income
        to net cash provided by operating
        activities:
           Imputed interest                               62,751         51,045
           Depreciation                                1,026,803        722,227
           Amortization                                  405,290        390,621
           Deferred income tax provision                 115,602        195,337
           Tax benefit from exercise of
               stock options and warrants                780,959        277,955
        Changes in assets and liabilities:
           Increase in trade receivables              (1,836,497)      (634,698)
           Increase in cost and estimated
               earnings in excess of billings
               on uncompleted contracts               (1,018,231)    (1,301,173)
           Increase in inventory                      (2,530,225)    (1,264,248)
           Increase in prepaid and other
               current assets                           (530,755)      (383,702)
           Decrease (increase) in other assets             1,285         (6,124)
           Increase in accounts payable - trade        1,577,410        970,824
           Increase (decrease) in accrued
               liabilities                               890,941       (549,418)
           Increase in deferred compensation
               liability                                 136,510        126,106

           Decrease in income taxes payable             (163,904)       (38,417)
                                                     -----------    -----------
         Net cash provided by operating
           activities excluding acquisition            2,982,147      1,948,319
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Expenditures for fixed assets              (1,731,275)    (1,760,338)
           Investment in marketable securities          (160,537)      (170,364)
           Cash paid to acquire selected assets
               or subsidiary                            (899,926)       (15,000)
           Payments to former shareholders of
                 subsidiary acquired                     (56,772)       (41,775)
                                                     -----------    -----------
         Net cash used in investing activities        (2,848,510)    (1,987,477)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net repayment of bank borrowing              (147,272)       (38,927)
           Payment for repurchase of shares           (1,430,852)      (178,950)
           Proceeds from exercise of stock options
              and warrants                             1,275,801        175,338
           Other                                          40,497         21,666
                                                     -----------    -----------
         Net cash used in financing activities          (261,826)       (20,873)
                                                     -----------    -----------

                                                                     (Continued)

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Nine Months Ended
                                                     --------------------------
                                                        May 2,         May 3,
                                                         1998           1997
                                                     -----------    -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS            $  (128,189)   $   (60,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         6,070,608      5,817,800
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 5,942,419    $ 5,757,769
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
             INFORMATION:

             Interest paid                           $    62,923    $    36,109
                                                     ===========    ===========
             Income taxes paid                       $ 1,166,967    $ 1,091,188
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF INVESTING AND
         FINANCING ACTIVITIES:

         Acquisition of subsidiary                   $      --      $    15,000

         Acquisition of selected assets                  994,455           --

         Acquisition costs in accrued expenses           (94,529)          --
                                                     -----------    -----------
         Cash paid to acquire selected assets
           or subsidiary                             $   899,926    $    15,000
                                                     ===========    ===========








See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of May 2, 1998 and the results of its operations and its cash flows for the nine months ended May 2, 1998 and May 3, 1997, respectively.

            The  accounting  policies  followed  by the Company are set forth in
            Note 1 to the Company's financial statements as of August 2, 1997, except as stated below.

            The Company adopted Statement of Financial Accounting Standard 128 ("SFAS 128"), "Earnings Per Share" effective August 3, 1997. The effect of the adoption of SFAS 128 on the three months ended May 3, 1997 was to decrease the weighted average common shares from 8,467,700 to 7,402,899 and the common share equivalents from 8,400,984 to 8,067,904. The effect of the adoption for the nine months ended May 3, 1997 was to decrease the weighted average common shares from 8,504,848 to 7,400,921 and the common share equivalents from 8,507,759 to 8,070,042. Diluted earnings per share were $.16 and $.42 as compared to fully diluted earnings per share of $.15 and $.40 for the three and nine month periods ended May 3, 1997, respectively.

            The consolidated financial statements should be read in conjunction with the notes to the financial statements as of August 2, 1997.

NOTE 2 The results of operations for the three and nine month periods ended May 2, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 3      INVESTMENTS

            Investments available-for-sale at May 2, 1998 and August 2, 1997 include $827,163 and $722,566, respectively, for the Company's President's deferred compensation, pursuant to the terms of his employment contract. The liabilities of $859,076 and $722,566, respectively, are recorded as deferred compensation liability. The difference of $31,913 between investments available-for-sale and the deferred compensation liability were cash assets at May 2, 1998 and were classified as such in the financial statements. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the President's deferred compensation, based upon a contractual arrangement between the President and the Company. At May 2, 1998, the balance of investments available-for-sale of $55,940 are equity securities held by the Company for its own account. Realized and unrealized gains and losses on these securities for the period ended May 2, 1998 were not material and are recorded in the financial statements.

NOTE 4      PERCENTAGE OF COMPLETION ACCOUNTING
                                                                     Nine Months
                                                                        Ended
                                           May 2,       August 2,       May 2,
                                            1998          1997           1998
                                        ----------     ----------     ----------
            Costs incurred on
              uncompleted contracts     $5,612,951     $3,086,020     $2,526,931

            Estimated earnings           3,453,381      1,578,126      1,875,255
                                        ----------     ----------     ----------
                                         9,066,332      4,664,146      4,402,186
            Less:  Billings to date      6,180,099      2,796,144      3,383,955
                                        ----------     ----------     ----------

            Costs and estimated
              earnings in excess of
              billings on uncompleted
              contracts                 $2,886,233     $1,868,002     $1,018,231
                                        ==========     ==========     ==========

            The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $5,421,000 at May 2, 1998.

NOTE 5      INVENTORY

            Inventory is stated at a lower of cost (first-in, first-out) or market.

            Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

            Inventory consists of the following:
                                                      May 2,           August 2,
                                                       1998              1997
                                                   -----------       -----------

            Finished goods                         $ 4,276,363       $ 3,859,842
            Work-in-process                         10,825,167         9,770,789
            Raw material and purchased parts        12,243,203        11,050,717
                                                   -----------       -----------
            Total                                  $27,344,733       $24,681,348
                                                   ===========       ===========


NOTE 6      FIXED ASSETS

            Fixed assets consist of the following:
                                                      May 2,           August 2,
                                                       1998              1997
                                                   -----------       -----------

            Land                                   $   694,046       $   694,046
            Building                                 2,146,025         2,146,025
            Machinery and equipment                 12,443,767        10,865,897
            Furniture and fixtures                   1,459,339         1,280,216
            Leasehold improvements                   1,276,067         1,228,992
            Transportation equipment                    30,103            30,103
                                                   -----------       -----------
                                                    18,049,347        16,245,279

            Less accumulated depreciation and
              amortization                           6,113,072         5,086,269
                                                   -----------       -----------

            Net fixed assets                       $11,936,275       $11,159,010
                                                   ===========       ===========


NOTE 7      ACQUISITION

            On March 6, 1998 the  Company's  Gendex-Del  Medical  Imaging  Corp.
            subsidiary acquired selected assets of X-Ray Technologies, Inc., consisting principally of inventory, fixed assets and designs and technology for approximately $995,000. The newly formed XTek division is a manufacturer of cost-effective medical imaging systems for physicians, chiropractors and veterinarians.

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

OVERVIEW

                 The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed four acquisitions in the past five years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; Gendex-Del (a manufacturer of medical imaging systems) in fiscal 1996; and X-ray Technologies, Inc (a manufacturer of medical imaging systems) in fiscal 1998. The Company's net sales have increased from approximately $18.9 million in fiscal 1992 to approximately $54.7 million in fiscal 1997, a compounded annual growth rate of 23.6%.

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

RESULTS OF OPERATIONS

                 Net sales for the three months ended May 2, 1998 were approximately $16.7 million as compared to approximately $14.3 million for the three months ended May 3, 1997, an increase of 16.5%. Net sales for the nine months ended May 2, 1998 were approximately $44.6 million as compared to approximately $39.3 million for the nine months ended May 3, 1997, an increase of 13.3%. These increases are primarily due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales, for the three months ended May 2, 1998 was 59.9% compared to 62.5% for the prior corresponding period. Cost of sales, as a percentage of net sales, for the nine months ended May 2, 1998 was 59.6% compared to 61.1% for the prior corresponding period. These improvements in gross margins are due to reduced manufacturing costs from efficiencies implemented in existing operations.

                 Research and development expenses increased to approximately $1.5 million for the three months ended May 2, 1998 from approximately $1.2 million for the three months ended May 3, 1997, an increase of 30%. Research and development expenses increased to approximately $4.2 million for the nine months ended May 2, 1998 from approximately $3.4 million for the nine months ended May 3, 1997, an increase of 25.6%. These increases were primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the- art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately $3,019,000, or 18.1% of net sales, for the three months ended May 2, 1998 as compared to approximately $2,365,000, or 16.5% of net sales, for the same period in the prior year, an increase of 27.7%. Selling, general and administrative expenses increased to approximately $7,898,000, or 17.7% of net sales for the nine months ended May 2, 1998 from approximately $7,125,000, or 18.1% of net sales over the corresponding period in the prior year, an increase of 10.9%. These increases were due to higher marketing costs, higher investor relations costs and an increase in the allowance for doubtful accounts receivable.

                 Net interest income was approximately $5,500 for the three months ended May 2, 1998 as compared to approximately $30,000 for the corresponding period in the prior year, a decrease of 81.8%. This change was due principally to bank commitment fees on the unused portion of credit lines charged during the quarter. Net interest income was approximately $104,000 for the nine months ended May 2, 1998 as compared to approximately $78,000 for the nine months ended May 3, 1997, an increase of 34%.

                 Income tax expense was 32% of pre-tax income for the three months and nine months ended May 2, 1998. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income increased to approximately $1.4 million for the three months ended May 2, 1998, an increase of approximately 12.5% from approximately $1.3 million for the prior corresponding period. Net income per common share for the three months ended May 2, 1998 increased to $.19 from $.17 for the three months ended May 3, 1997, an increase of 11.8%. Net income per common share and common share equivalents rose to $.18 from $.16 for the three months ended May 2, 1998 and May 3, 1997, respectively, an increase of 12.5%. The number of common shares outstanding at May 2, 1998 were 7,541,988 as compared to 7,402,899 at May 3, 1997. The number of common shares and common share equivalents at May 2, 1998 increased to 8,228,828 from 8,067,904 at May 3, 1997. Net income increased to approximately $4.1 million for the nine months ended May 2, 1998, an increase of 19.8% from approximately $3.4 million for the prior corresponding period. Net income per common share for the nine months ended May 2, 1998 increased to $.54 from $.46 for the nine months ended May 3, 1997, an increase of 17.4%. Net income per common share and common share equivalents rose to $.50 from $.42 for the nine months ended May 2, 1998 and May 3, 1997, respectively, an increase of 19%. The number of common shares outstanding at May 2, 1998 were 7,484,513 as compared to 7,400,921 at May 3, 1997. The number of common shares and common share equivalents at May 2, 1998 increased to 8,191,038 from 8,070,042 at May 3, 1997. The increase in net income for the three and nine month periods ended May 2, 1998 is due to internal growth and improved gross margins.

                 The   backlog   of   unshipped   orders  at  May  2,  1998  was
approximately $34.5 million.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

                 Working Capital. At May 2, 1998 and August 2, 1997, the Company's working capital was approximately $40.6 million and $37.0 million, respectively. At such dates the Company had approximately $5.9 million and $6.1 million, respectively, in cash and cash equivalents. The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its current operating cash needs.

                 Trade receivables at May 2, 1998 increased approximately $1.8 million as compared to August 2, 1997 primarily due to increased sales levels, principally of medical imaging products.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $2.9 million at May 2, 1998 from approximately $1.9 million at August 2, 1997 due to new contracts and additional work performed in the nine month period on long term contracts, which are accounted for under the percentage of completion method of accounting.

                 Inventory at May 2, 1998 increased approximately $2.7 million as compared to August 2, 1997, primarily because of additional production requirements of new OEM contracts which commenced in the third quarter of fiscal 1998, the inclusion of XTek inventory and to support higher levels of medical imaging systems sales.

                 Prepaid expenses and other current assets increased approximately $551,000 at May 2, 1998 from August 2, 1997 primarily because of higher levels of prepaid insurance, trade show deposits, printing and catalogue costs.

                 Trade accounts payable increased approximately $1.6 million at May 2, 1998 from August 2, 1997, primarily because of the increased inventory requirements of new OEM contracts and to support higher levels of shipments of medical imaging products.

                 Accrued liabilities increased approximately $985,000 at May 2, 1998 from August 2, 1997, because of the accrual of the annual general liability insurance renewal, funds due for unsettled stock transactions under the stock "Buy- back" program, accrued legal fees associated with the X-ray Technologies, Inc. asset acquisition and accrued compensation cost related to a change in accounting required by the adoption of SFAS 123, "Accounting for Stock-Based Compensation," for non-employee stock options and warrants.

                 Credit Facility and Borrowing. At May 2, 1998, the Company had a $14 million revolving credit line and a $10 million acquisition credit line. The available portions of the revolving credit line and the acquisition credit line were approximately $13.8 and $9.5 million, respectively, after deducting outstanding letters of credit of approximately $200,000.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations and inventory management systems, in order to improve its manufacturing capability and to increase capacity and inventory turns. The Company has expended approximately $1.7 million for capital equipment for the nine month period ended May 2, 1998.

                 Shareholders' Equity. Shareholders' equity increased to approximately $57.3 million at May 2, 1998 from approximately $52.5 million at August 2, 1997, primarily due to the results of operations. Additionally, during the period 310,992 stock options and warrants were exercised, with proceeds of approximately $1.3 million and 139,900 shares of common stock were repurchased at a cost of approximately $1.4 million. Under its extended stock "Buy-back" program since April, 1997 the Company has repurchased 176,900 shares of its common stock for $1,750,737 at prices ranging from $7.88 to $12.25. The average repurchase price was $9.90.

Year 2000 Compliance

                 The Company relies on computer technology throughout its business to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. In this process the Company may replace or upgrade certain systems which are not Year 2000 compliant in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely will also be timely converted or that such failure to convert by other companies would not have an adverse effect on the Company's systems. The cost to the Company of such changes are difficult to estimate but are not expected to have a material financial impact.

Effects of New Accounting Pronouncements

                 Earnings Per Share. The Company adopted Statement of Financial Accounting Standard 128 ("SFAS 128"), "Earnings Per Share" effective August 3, 1997. The effect of the adoption of SFAS 128 on the three months ended May 3, 1997 was to decrease the weighted average common shares from 8,467,700 to 7,402,899 and the common share equivalents from 8,400,984 to 8,067,904. The effect of the adoption for the nine months ended May 3, 1997 was to decrease the weighted average common shares from 8,504,848 to 7,400,921 and the common share equivalents from 8,507,759 to 8,070,042. Diluted earnings per share were $.16 and $.42 as compared to fully diluted earnings per share of $.15 and $.40 for the three and nine month periods ended May 3, 1997, respectively.

                 Disclosures About Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS 131.

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



Dated:  June 15, 1998