Form 10-K
period 1998-08-01
DEL GLOBAL TECHNOLOGIES CORP
filed 1998-11-12
CIK 27748

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15 (d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED AUGUST 1,1998
                          COMMISSION FILE NUMBER 0-3319

                          DEL GLOBAL TECHNOLOGIES CORP.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)



            New  York                                      13-1784308
 -----------------------------------           ---------------------------------
(State  or  other  jurisdiction  of           (IRS Employer Identification No.)
 incorporation or organization)





1 Commerce Park, Valhalla, New York                          10595
----------------------------------------                   ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $44,578,013 at the close of business on October 30, 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of business on October 30, 1998.

                            Common Stock - 7,642,871

                                     PART I

ITEM 1.     BUSINESS

            The Company is comprised of (i) Del Global Technologies Corp. ("Del"), a New York corporation which was incorporated in 1954; (ii) RFI Corporation ("RFI"), a Delaware corporation and wholly-owned subsidiary of the Company; (iii) Dynarad Corp. ("Dynarad"), a New York corporation and wholly-owned subsidiary of the Company; (iv) Bertan High Voltage Corp. ("Bertan"), a New York corporation and wholly-owned subsidiary of the Company;
(v) Del Medical Systems Corp. ("Del Medical"), a New York corporation and wholly-owned subsidiary of the Company and (vi) Gendex-Del Medical Imaging Corp. ("Gendex-Del"), a Delaware corporation and a wholly-owned subsidiary of the Company (formerly known as the Gendex Medical Division of Dentsply International Inc. ("Gendex").

            Del Global Technologies Corp. is primarily engaged in the design, manufacture and marketing of medical imaging systems and critical electronic subsystems for medical imaging and diagnostic products. The Company's products are designed to provide cost-effective, high-quality solutions to the needs of its customers. The Company's medical imaging systems include mammography systems, neo-natal mobile imaging systems, high frequency x-ray generators and x-ray systems (both stationary and portable) sold under both its tradenames and private labels. The Company's critical electronic subsystems are custom engineered to complex customer performance specifications and include high voltage power components, such as power supplies, capacitors, transformers and pulse forming networks. These products are utilized by original equipment manufacturers ("OEMs") for medical imaging and diagnostic products having a broad range of applications such as computerized tomography (CT), magnetic resonance imaging (MRI), bone densitometry, radiography, blood analysis, medical laser surgery and nuclear medicine. As a result of its record for quality and reliability, the Company has developed close working relationships with its OEM customers. These relationships often result in the Company's selection as the sole source provider of these critical electronic subsystems to OEMs. The Company also designs, manufactures and markets precision power conversion products for non-medical applications and electronic noise suppression systems for telecommunications equipment.

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

            OEMs are also attempting to lower their cost structures by outsourcing their requirements for certain critical electronic subsystems to lower cost manufacturers such as the Company. The Company has successfully utilized its engineering and manufacturing skills to provide such subsystems on a cost-effective basis. In addition, the Company's longstanding customer relationships have provided the Company with substantial opportunities to demonstrate its expertise and expand its sales to OEMs.

            During the past five years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. Most significantly, in March, 1996 the Company completed the acquisition of certain assets of Gendex. The Company's sales of medical imaging products increased from approximately $9.4 million or approximately 39% of total net sales in fiscal 1994 to approximately $43.9 million or approximately 71% of total net sales in fiscal 1998. Reflecting worldwide demand for its products and increased international sales efforts, the Company has increased export sales from approximately $6.8 million in fiscal 1994 to approximately $28.3 million in fiscal 1998. Export sales consist of direct sales of the Company's products and sales of subsystems that are incorporated into OEM's products for export.

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

Medical Imaging Products

            Medical Imaging Systems. The Company's medical imaging systems are sold under the GENDEX, UNIVERSAL, XTek and Dynarad brand names. The list prices of the Company's medical x-ray systems range from approximately $9,000 to $70,000 per unit.

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

            Neo-Natal Imaging Systems. The Company markets and manufactures a Neo-Natal mobile imaging system designed to address the critical imaging requirements of a hospital's Neo-Natal department. This mobile imaging system provides a high frequency, high resolution image over a 40-70 kVp range and is specifically designed for imaging of pediatric patients.

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

Non-Medical Products

            Critical Electronic Subsystems for High Voltage Power Industrial Applications. The Company's critical electronic subsystems for high voltage power conversion applications consist of high voltage DC power supplies, high and low voltage power supplies and high voltage transformers. Such products are used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories. The Company has also been a supplier of miniature HV power supplies used in detection systems for hazardous materials, serving this market for approximately 20 years.

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

            The Company markets its critical electronic subsystems for both medical and non-medical products through 27 in-house sales personnel, approximately 60 exclusive independent sales representatives in the United States and approximately 45 exclusive international agents principally in Europe, Asia, the Middle East, Canada, Australia and India. Sales
representatives are compensated primarily on a commission basis; the international agents are compensated either on a commission basis or act as independent distributors. The Company's marketing efforts emphasize its ability to custom engineer products to optimal performance specifications and the Company's record for quality and reliability. The Company emphasizes team selling where a sales representative, a Company engineer and management personnel work together to market the Company's products. The Company also markets its products through its catalogs and through trade journals and participation in industry shows.

Product Development

            The Company has an extensive ongoing research and development program. As of August 1, 1998, the Company employed 66 persons in research and development, who are engaged both in the design of customized products and in the Company's ongoing research and development activities. The Company's expenditures for research and development were approximately $5.9 million in fiscal 1998, $4.5 million in fiscal 1997 and $3.4 million in fiscal 1996. Approximately 80% of all new critical electronic subsystems produced by the Company are designed and developed to customer specifications for use as components of the customer's equipment. For example, the Company has developed precision high-voltage power supplies for CT scanners used in explosives detection, cost-effective precision power supplies for mobile CT scanners and a "ruggedized" miniature HV oil exploration probe. The Company generally retains all custom technology developed to meet customer specifications in connection with new electronic subsystems.

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

            The Company has computer-assisted design (CAD) systems to facilitate the design of printed circuit boards for its power conversion products and to assist in the mechanical design of its products, thereby enhancing product development and customized design services. The Company utilizes the CAD systems in the mechanical design of its noise suppression products in order to optimize the miniaturization and packaging of such products.

            The Company's long term customer relationships have facilitated and enhanced product development. Many customers have consulted with the Company concerning their product development programs, enabling the Company to custom design critical electronic subsystems and noise suppression products for new generations of customer products.

Manufacturing

            The Company manufactures its HV power conversion components in three facilities, one in Valhalla, New York, one in Hicksville, New York and a third in Deer Park, New York. The Company manufactures all of its electronic noise suppression filters and capacitor components at its facility in Bay Shore, New York. The Company manufactures its cost effective medical imaging products at its facilities in Deer Park, New York, Franklin Park, Illinois and Lincolnwood, Illinois.

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

Export Sales

            During the three fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996, export sales accounted for approximately 45%, 40%, and 40%, respectively, of the Company's revenues. Export sales are made principally in Europe, the Far East, North America and the Middle East. During the current fiscal year, the Company's export sales have increased, despite the current global economic climate.

Backlog

            The Company's backlog at August 1, 1998 was approximately $35.9 million compared to a backlog of approximately $23.9 million at August 2, 1997, and approximately $23.0 million at August 3, 1996. Substantially all of the backlog will result in shipments within the next 12 months.

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

            The Company's marketing of its products in several foreign markets is subject to qualification and regulation by applicable foreign governments. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9001 certification, which is analogous to compliance with the FDA's GMP requirements. The Company has obtained ISO 9001 certification for all of its medical systems manufacturing facilities. The Company is in the process of obtaining ISO 9001 certification for its other manufacturing facilities; however, there can be no assurance that such facilities will receive ISO 9001 certification or that the Company will be able to continue to meet the requirements for ISO 9001 certification. The Federal government, most states and certain foreign countries monitor and require licensing of x-ray devices and the handling of radioactive material. Failure to comply with such laws could subject the Company to fines and penalties. The Company has obtained the requisite regulatory approval for its systems where it markets its products. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business.

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

            The Company has not experienced in fiscal 1998, and does not anticipate, any material expenditures in connection with its compliance with Federal, state or local environmental laws or regulations.

Employees

            As of August 1, 1998, the Company had approximately 466 employees, including 7 executive officers, 32 persons in general administration, 27 persons in marketing, 334 persons in manufacturing and 66 persons in research and development. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.


ITEM 2.     PROPERTIES

            The Company's  executive  headquarters  are located in a facility in
Valhalla, New York in which the Company leases approximately 37,000 square feet and where it designs and manufactures some of its power conversion components. The facility is held under a lease expiring on July 31, 2002. The current annual base rent for such premises is approximately $307,000. RFI owns a 55,000 square foot facility located on four acres in Bay Shore, New York, where it engages in electronic filter design and manufacturing. Dynarad Corp. leases approximately 24,000 square feet of its facility in Deer Park, New York, under a lease expiring August 31, 2002, where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $258,000. Bertan leases approximately 38,000 square feet of its facility in Hicksville, New York under a lease expiring May 31, 2004 where it designs and manufactures some of its power conversion devices. The current annual base rent for such premises is approximately $399,000. Gendex-Del leases approximately 68,000 square feet of its facility in Franklin Park, Illinois under a lease which was extended through January 2003, where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $282,000. Gendex-Del also leases approximately 12,000 square feet of its facility in Lincolnwood, Illinois under a lease which can be extended through January 31, 2003, where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $86,000. The Company believes that its current facilities are sufficient for its present requirements.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            As of June 10, 1996 the common stock of Del Global Technologies Corp. began trading on the Nasdaq Stock Market under the symbol DGTC. From April 18, 1990 to June 10, 1996 the common stock of Del Global Technologies Corp. was traded on the American Stock Exchange under the symbol DEL. The following table shows the high and low closing sales prices per share of common stock for the past twelve quarters.

                     Year Ending        Year Ending         Year Ending
                    August 1, 1998     August 2, 1997      August 3, 1996
                     High     Low       High     Low        High     Low
                     ----     ---       ----     ---        ----     ---

 First Quarter     10 7/16  9 13/16    10       7 3/4      6 7/16  5  5/16
 Second Quarter    10 3/16 10          10       7 3/8      7 3/4   5  3/4
 Third Quarter     12 7/8  12 1/16      9 5/8   7          8 5/16  7  1/8
 Fourth Quarter     9 7/8   9 1/2      10 1/4   7 1/4     18 7/8   6 13/16

The above prices have been restated to give retroactive effect to 3% stock dividends declared in November, 1996, June, 1996 and November, 1995.

The number of holders of record of the Company's common stock $.10 par value as of August 1, 1998 was 1,102.

Due to the restrictions of its borrowing agreement, the Company has not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

The selected statements of income data presented for the fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996 and the balance sheet data as of August 1, 1998 and August 2, 1997, have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of income data for the fiscal years ended July 29, 1995 and July 30, 1994 and the balance sheet data as of August 3, 1996, July 29, 1995 and July 30, 1994 have been derived from audited financial statements not included herein. This selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

DEL GLOBAL TECHNOLOGIES CORP.  AND SUBSIDIARIES

                                                                         Fiscal Year Ended
                                           --------------------------------------------------------------------------
                                              August 1,       August 2,       August 3,      July 29,       July 30,
INCOME STATEMENT DATA:                         1998(b)         1997(b)         1996(b)        1995(b)        1994(b)
----------------------                        --------        --------        --------       --------       --------
Net sales                                  $ 62,304,878    $ 54,685,289    $ 43,745,454   $ 32,596,312   $ 24,327,015

Cost and expenses:
   Cost of sales                             36,908,317      32,854,825      27,355,262     19,177,999     15,179,081
   Research and development                   5,863,343       4,548,487       3,429,331      2,861,844      2,253,412
   Selling, general and
     administrative                          11,273,059      10,193,244       7,503,689      6,622,690      4,862,519
   Interest (income) expense - net             (167,926)        (54,470)      1,148,639      1,191,142        576,832
                                           ------------    ------------    ------------   ------------   ------------
                                             53,876,793      47,542,086      39,436,921     29,853,675     22,871,844
                                           ------------    ------------    ------------   ------------   ------------
Income before provision
   for income taxes                           8,428,085       7,143,203       4,308,533      2,742,637      1,455,171

Provision for income taxes                    2,639,497       2,231,649       1,393,111        837,428        341,525
Cumulative effect of change in
   method for accounting for
   income taxes                                    --              --              --             --           76,363
                                           ------------    ------------    ------------   ------------   ------------
Net income                                 $  5,788,588    $  4,911,554    $  2,915,422   $  1,905,209   $  1,190,009
                                           ============    ============    ============   ============   ============
Basic earnings per share                   $        .77    $        .66    $        .59   $        .43   $        .28(d)
                                           ============    ============    ============   ============   ============
Diluted earnings per share                 $        .71    $        .61    $        .48   $        .35   $        .23(d)
                                           ============    ============    ============   ============   ============
Number of shares used in computation
   of basic earnings per share (a) (c)        7,518,945       7,399,575       4,936,938      4,449,952      4,238,868
                                           ============    ============    ============   ============   ============
Number of shares used in computation
   of diluted earnings per share (a) (c)      8,206,121       8,070,199       6,112,248      5,374,066      5,195,108
                                           ============    ============    ============   ============   ============

                                                                               As of
                                           --------------------------------------------------------------------------
                                              August 1,       August 2,       August 3,      July 29,       July 30,
BALANCE SHEET DATA:                            1998(b)         1997(b)         1996(b)        1995(b)        1994(b)
-------------------                           --------        --------        --------       --------       --------
  Working capital                          $ 41,747,326    $ 37,007,412    $ 32,552,295   $ 20,648,281   $ 18,530,176
                                           ============    ============    ============   ============   ============
  Total assets                             $ 72,356,627    $ 64,129,810    $ 57,729,752   $ 39,054,634   $ 36,198,373
                                           ============    ============    ============   ============   ============
  Long-term debt                           $    240,273    $    411,127    $    499,852   $ 11,902,951   $ 11,485,722
                                           ============    ============    ============   ============   ============
  Shareholders' equity                     $ 59,455,804    $ 52,530,230    $ 47,069,528   $ 19,525,073   $ 17,698,507
                                           ============    ============    ============   ============   ============
  Common shares outstanding (a) (c)           7,518,945       7,399,575       4,936,938      4,449,952      4,238,868
                                           ============    ============    ============   ============   ============

        (a) Net income per common share and common share equivalents have been restated to give effect to stock dividends in fiscal years 1997, 1996, 1995 and 1994. See Note 1 of Notes to the Consolidated Financial Statements for computation of earnings per share.

        (b) The fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996 include the operations of Gendex-Del which was purchased on March 6 1996.

        (c) Common shares outstanding for 1998, 1997, 1996, 1995 and 1994 are reduced by 269,246, 104,255, 58,255, 55,165, and 16,656 shares of treasury stock, respectively.

        (d) Includes a $.02 per share cumulative effect of change in method of accounting for income taxes.

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

Overview

                  The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed four acquisitions in the past six years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; Gendex-Del (a designer and manufacturer of medical imaging systems) in fiscal 1997 and X-Ray Technologies, Inc. (a designer and manufacturer of medical imaging systems) in fiscal 1998. The Company's net sales have increased from approximately $24.3 million in fiscal 1994 to approximately $62.3 million in fiscal 1998, a compounded annual growth rate of 26.5%.

                  During the past five years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. The Company's net sales attributable to medical imaging products have increased from approximately $9.4 million or 38.7% of total net sales in fiscal 1994 to approximately $35.6 million or 65% of total net sales and approximately $43.9 million or 71% of total net sales in fiscal years 1997 and 1998, respectively.

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

General

                  The following discussion and analysis examines the major factors contributing to the Company's financial condition and results of operations for the three years ended August 1, 1998, August 2, 1997 and August 3, 1996. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

                  For segment reporting purposes, the Company has organized its operations based upon its manufacturing capabilities into two segments: Critical Electronic Subsystems and Medical Systems. The Critical Electronic Subsystems segment includes sales of critical electronic subsystems for medical applications which are classified as medical imaging products, but which are manufactured within this segment, of approximately $14.1 million, $13.2 million and $11.7 million, respectively, for fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996. Aggregate sales of medical products were approximately $43.9 million, $35.6 million and $25.7 million, respectively, for fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996.

Results of Operations

                  The following table sets forth, for the years indicated, the percentage of net sales represented by items as shown in the Company's Consolidated Statements of Income.

                                                      Fiscal Years Ended
                                               --------------------------------
                                               August 1,   August 2,   August 3,
                                                1998         1997        1996
                                                ----         ----        ----

Net sales                                      100.0%       100.0%      100.0%
Costs and expenses:
Cost of sales                                   59.2         60.1        62.5
Research and development                         9.4          8.3         7.8
Selling, general
   and administrative                           18.0         18.6        17.2
Interest (income) expense - net                  (.1)         (.1)        2.6
                                               -----        -----       -----
                                                86.5         86.9        90.1
                                               -----        -----       -----
Income before provision for
   income taxes                                 13.5         13.1         9.9
Provision for income taxes                       4.2          4.1         3.2
                                               -----        -----       -----
Net income                                       9.3%         9.0%        6.7%
                                               =====        =====       =====

Fiscal Years 1998, 1997 and 1996

                  Net sales for the Critical Electronic Subsystems segment for fiscal 1998 were approximately $32.4 million compared to approximately $32.3 million for fiscal 1997, an increase of .3%. Net sales for the Critical Electronic Subsystems segment for fiscal 1997 were approximately $32.3 million compared to approximately $29.4 million for fiscal 1996, an increase of 9.9%. Net sales for the Medical Systems segment were approximately $29.9 million for fiscal 1998 compared to approximately $22.4 million for fiscal 1997, an increase of 33.6%. The level sales in Critical Electronic Subsystems was due to a decrease in sales for high-voltage power supplies used in semi-conductor equipment manufacturing and oil exploration which was offset by an increase sales of precision high-voltage power supplies for medical applications. The increase in the Medical Systems sales was due to the acceleration of the outsourcing trend by major medical equipment companies and increased demand for the Company's Medical System products. Net sales for the Medical Systems segment were approximately $22.4 million for fiscal 1997 as compared to approximately $14.3 million for fiscal 1996, an increase of 56.6%. This increase was due to the inclusion of Gendex-Del for the whole year, which contributed an increase of approximately $9.5 million, which was partially offset by reduced sales of portable x-ray systems of approximately $1.4 million. Fiscal 1997 included large initial orders for portable x-ray systems into the State of Michigan and to the United States Marine Corps.

                   Cost of sales for the Critical Electronic Subsystems segment decreased to 51.3% of net sales in fiscal 1998 from 52.6% of net sales in fiscal 1997. Cost of sales for the Critical Electronic Subsystems segment decreased to 52.6% of net sales in fiscal 1997 from 53.6% of net sales in fiscal 1996. The decreases in cost of sales as a percentage of net sales in fiscal years 1998 and 1997 were primarily due to improved operating efficiencies and a favorable product mix. Cost of sales in fiscal 1998 for the Medical Systems segment decreased to 67.9% of net sales from 70.8% of net sales in fiscal 1997. Cost of sales in fiscal 1997 for the Medical Systems segment decreased to 70.8% of net sales from 73.8% of net sales in fiscal 1996. The fiscal 1998 and 1997 improvements in margins from fiscal 1996 are due to the reduced manufacturing costs from efficiencies implemented in this segment in both the Gendex-Del and Dynarad subsidiaries and to the transfer of manufacturing of certain of the Dynarad systems to Gendex-Del.

                  Research and development costs for the Critical Electronic Subsystems segment increased 28.1% to approximately $4.3 million in fiscal 1998 from approximately $3.3 million in fiscal 1997. Research and development costs for the Critical Electronic Subsystems segment increased 17.2% to approximately $3.3 million in fiscal 1997 from approximately $2.9 million in fiscal 1996. These increases were due to new products being developed in this segment. Research and development costs in the Medical Systems segment increased 31.2% to approximately $1.6 million in fiscal 1998 from approximately $1.2 million in fiscal 1997. Research and development costs in the Medical Systems segment increased 107% to approximately $1.2 million in fiscal 1997 from approximately $583,000 in fiscal 1996. These increases were attributable to increased research and development at Dynarad and to the inclusion of the research and development of the Gendex-Del subsidiary for all of fiscal 1997 as compared to four months of fiscal 1996.

                   Selling, general and administrative expenses, as a percentage of sales, in the Critical Electronic Subsystems segment, were approximately $6.3 million or 19.3% of net sales in fiscal 1998 as compared to approximately $6.1 million or 18.9% of net sales in fiscal 1997. Selling, general and administrative expenses, as a percentage of sales, in the Critical Electronic Subsystems segment, were approximately $6.1 million or 18.9% of net sales in fiscal 1997 as compared to approximately $5.0 million or 16.9% of net sales in fiscal 1996. These increases in selling, general and administrative expenses were primarily due to the addition of several new regional marketing managers, higher levels of advertising, trade show attendance, marketing expenses and increased amortization of deferred charges. Selling, general and administrative expenses, for the Medical Systems segment, were approximately $5.0 million or 16.8% of net sales in fiscal 1998 as compared to approximately $4.1 million or 18.3% of net sales in fiscal 1997. Selling, general and administrative expenses, for the Medical Systems segment, were approximately $4.1 million or 18.3% of net sales in fiscal 1997 as compared to approximately $2.5 million or 17.7% of net sales in fiscal 1996. These increases were due to higher levels of advertising, trade show attendance and an increase in amortization of certain intangible assets.

                  Interest income for fiscal 1998 was approximately $168,000, net of interest expense of approximately $130,000 which included approximately $59,000 of bank commitment fees on unused balances. There were no interest rate protection agreements in effect for fiscal 1998. Interest income for fiscal 1997 was approximately $54,000, net of interest expense of approximately $239,000. Interest expense for fiscal 1997 included the amortization of the Company's interest rate protection agreements of approximately $43,000 and approximately $76,000 of bank commitment fees on unused balances. Interest expense, net of interest income, for fiscal 1996 was approximately $1.1 million. Interest expense decreased in fiscal 1996 as the result of the completion of an equity offering in July 1996 and subsequent debt repayments.

                  Income tax expense decreased to 31.3% of pre-tax income in fiscal 1998 from 31.2% of pre-tax income in fiscal 1997, primarily due to the tax savings from the increase in foreign sales. Income tax expense decreased to 31.2% of pre-tax income in fiscal 1997 from 32.3% of pre-tax income in fiscal 1996, primarily due to the effect of lower research and development tax credits available in fiscal 1996 due to the timing of the reinstatement of this tax credit. Fiscal 1996 includes only one month of this tax credit as compared to fiscal 1997 and fiscal 1998, which have full years of this tax credit.

                  Net income for fiscal 1998 was approximately $5.8 million, an increase of approximately 18.4% from approximately $4.9 million in fiscal 1997. Net income for fiscal 1997 was approximately $4.9 million, an increase of approximately 69% from approximately $2.9 million in fiscal 1996. Basic earnings per share for fiscal 1998 were $.77, an increase of $.11 per share which represents a 16.7% increase from basic earnings per share of $.66 in fiscal 1997. Diluted earnings per share for fiscal 1998 were $.71, an increase of $.10 per share which represents a 16.4% increase from diluted earnings per share of $.61 in fiscal 1997. Basic earnings per share for fiscal 1997 were $.66, an increase of $.07 per share which represents an 11.9% increase from basic earnings per share of $.59 in fiscal 1996. Diluted earnings per share for fiscal 1997 were $.61, an increase of $.13 per share which represents a 27.1% increase from diluted earnings per share of $.48 in fiscal 1996. The number of outstanding shares and common share equivalents increased from approximately 8.1 million shares in fiscal 1997 to approximately 8.2 million shares in fiscal 1998 or approximately 1%. The number of outstanding shares and common share equivalents increased from approximately 6.1 million shares in fiscal 1996 to approximately 8.1 million shares in fiscal 1997 or 32.0%, primarily due to the results of the public offering of 2,275,000 shares completed in July 1996. The increases in net income and earnings per share for fiscal 1998 as compared to fiscal 1997 were due to internal growth and improved gross margins due to operating efficiencies. The increases in net income and earnings per share for fiscal 1997 as compared to fiscal 1996 were due to internal growth and the addition of the Gendex-Del subsidiary in March 1996, the inclusion of the operations of the Gendex-Del subsidiary for a full year in fiscal 1997 and the repayment of bank borrowings in the fourth quarter of fiscal 1996.

Analysis of Financial Condition

Liquidity and Capital Resources. The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of common stock. Cash flows from operations were approximately $1.9 million, $3.3 million and $3.8 million for the fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996, respectively. At August 1, 1998 the Company had a current ratio of approximately 4.88 to 1.0 and the availability of approximately $23.5 million of bank borrowings under its lines of credit.

Working Capital. At August 1, 1998 and August 2, 1997, the Company's working capital was approximately $41.7 million and $37.0 million, respectively. At such dates the Company had approximately $3.4 million and $6.1 million, respectively, in cash and cash equivalents.

                  Trade receivables at August 1, 1998 increased approximately $3.1 million as compared to August 2, 1997 primarily due to higher shipping levels during the Company's fourth quarter in fiscal 1998 compared to fiscal 1997. Trade receivables at August 2, 1997 increased approximately $2.0 million as compared to August 3, 1996 primarily as the result of the inclusion of the Gendex-Del receivables of approximately $3.1 million in fiscal year 1996.

                  Cost and estimated earnings in excess of billings on uncompleted contracts at August 1, 1998 increased approximately $1.4 million as compared to August 2, 1997 due to increases in contracts being accounted for under the percentage of completion method of accounting. At August 3, 1996 there were no long term contracts which were accounted for under this method of accounting.

                  Inventory at August 1, 1998 increased by approximately $4.5 million as compared to August 2, 1997, primarily due to the expansion of the Gendex-Del Medical Imaging operations. Inventory at August 2, 1997 increased approximately $861,000 as compared to August 3, 1996, primarily at Gendex-Del.

                  Prepaid expenses and other current assets decreased approximately $450,000 at August 1, 1998 as compared to August 2, 1997. This decrease was primarily attributable to the deferred tax effects of self-funding health insurance and the increase in contracts accounted for under the percentage of completion method of accounting. Prepaid expenses and other current assets increased approximately $134,000 at August 2, 1997 as compared to August 3, 1996. This increase was primarily attributable to prepaid insurance and other items.

                  Fixed assets increased approximately $3.0 million at August 1, 1998 from August 2, 1997 and increased approximately $2.7 million at August 2, 1997 from August 3, 1996. These increases are primarily due to capital expenditures for manufacturing equipment to improve operating efficiencies and the upgrade of computer equipment.

                  Goodwill increased approximately $674,000 at August 1, 1998 from August 2, 1997. The increase is due to the acquisition of certain assets of X-Ray Technologies, Inc. of approximately $883,000 offset by amortization of approximately $ 209,000. Goodwill decreased approximately $176,000 at August 2, 1997 from August 3, 1996 due to amortization.

                  Accounts payable - trade increased by approximately $1.5 million at August 1, 1998 as compared to August 2, 1997 and increased by approximately $243,000 at August 2, 1997 as compared to August 3, 1996. This increase was attributable to higher levels of inventory required for fiscal 1998 and 1997 shipments, respectively.

                  Deferred compensation liability increased by approximately $190,000 at August 1, 1998 as compared to August 2, 1997. $125,000 of this increase relates to the fiscal 1998 funding of deferred compensation and approximately $65,000 relates to recognized and unrealized gains on the underlying investments. Deferred compensation liability increased by approximately $177,000 at August 2, 1997 as compared to August 3, 1996. $125,000 of this increase relates to the fiscal 1997 funding of deferred compensation and approximately $52,000 relates to recognized and unrealized gains on the underlying investments. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the President under a contractual arrangement between the President and the Company.

Credit Facility and Borrowing. On March 5, 1996, in connection with the acquisition of Gendex, the Company and its lending bank entered into an Amended and Restated Credit Agreement wherein the bank increased the Company's line of credit to $24.0 million, consisting of a five year $10.0 million term loan and a four year revolving line of credit of $14.0 million. On August 2, 1996, the Company and its lending bank amended their Credit Agreement to allow for a five year $10.0 million acquisition credit line to replace the five year term loan. Borrowings under the Company's Amended Credit Agreement are now on an unsecured basis. On August 1, 1997, the Company and its lending bank further amended their Credit Agreement to increase the provision for letters of credit from $2,000,000 to $4,000,000, to eliminate the requirement to provide interest rate protection contracts unless the Company's borrowings on term loans exceed $5,000,000, to eliminate the requirement to prepare monthly borrowing base certificates until the Company's borrowings and letters of credit outstanding exceed $5,000,000, to increase the amount that the Company can invest in other entities without prior bank approval from $250,000 to $1,000,000 and to provide for a fixed rate interest option, at the Company's request. At August 1, 1998, the Company had approximately $13.8 million available under its revolving line of credit, after deducting letters of credit outstanding of approximately $289,000 and approximately $9.7 million available under its acquisition credit line. On July 31, 1998, the Company and its lending bank further amended their Credit Agreement to allow for additional stock repurchases in an amount of $2,000,000 for fiscal 1998 and 80% of net income for future years.

Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capabilities and capacity. The Company has expended approximately $2.9 million, $2.7 million and $2.0 million, respectively, for capital equipment expenditures in fiscal years 1998, 1997 and 1996, respectively.

Shareholders' Equity. Shareholders' equity increased to approximately $59.5 million at August 1, 1998 from approximately $52.5 million at August 2, 1997, primarily due to the results of operations. Additionally, during fiscal 1998 approximately 468,000 stock options and warrants were exercised, with proceeds of approximately $2.0 million and 164,991 shares of common stock were repurchased at a cost of approximately $1.9 million.

Year 2000. The Company has initiated a company-wide program and developed a formal plan to identify, evaluate and implement changes to products, computer systems, applications and infrastructure necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that all systems and business applications will recognize and process the year 2000 and beyond.

The Company uses purchased software programs for a variety of functions, including drafting and design, general accounting and manufacturing applications. Currently, all of the Company's products and software for design and drafting applications are fully compliant. The Company's systems for general accounting and manufacturing have been evaluated and steps to achieve compliance are being implemented and are expected to be fully compliant by July 31, 1999, although there can be no assurance that it will. At this time, the Company believes that it does not have any internal mission critical year 2000 issues that it cannot remedy.

As part of the year 2000 readiness process, significant customers, service providers, vendors and suppliers that are believed to be critical to business operations after January 1, 2000 have been identified and steps are underway in an attempt to reasonably ascertain their stage of readiness. The Company is surveying them primarily through written correspondence. With respect to mission critical third parties the Company intends to create contingency plans to mitigate its exposure to such third parties that are not year 2000 compliant. In the event any mission critical third parties do not achieve full compliance, the Company believes it has sufficient alternative resources upon which to rely. Despite its efforts to ascertain the readiness of its customers, suppliers and service providers the Company cannot be certain as to the actual year 2000 readiness of these third parties or the impact their non-compliance may have on the Company's future financial position, the results of its operations or its cash flows.

With respect to the Company's internal year 2000 compliance, the Company expects to incur internal staff costs, as well as consulting and other expenses and believes that the total costs to be incurred for all year 2000 compliance related projects will not have a material effect on the Company's future financial position, results of its operations or its cash flows.

The Company expects to achieve full compliance no later than September 30, 1999.

Effects of New Accounting Pronouncements

Disclosure of Information About Capital Structure. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 129, "Disclosure of Information About Capital Structure." This statement is effective for years ending after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting and, as it contains no change in disclosure requirements for entities that were previously subject to the requirements of Accounting Principles Board ("APB") Opinions 10, 15 and SFAS No. 47, no further disclosures are needed.

Reporting of Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income." This statement is effective for years beginning after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting from the adoption of this statement and has found that no further disclosures are needed.

Disclosures About Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. This statement is effective for fiscal years commencing after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

Disclosures about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal years beginning after December 15, 1999. Management does not anticipate that this statement will have any effect on the Company's consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Reference is made to Financial Statements and Supplementary Data attached hereto and made a part hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Name                       Age             Position
            ----                       ---             --------

Leonard A. Trugman (1)..................60   Chairman of the Board, Chief
                                             Executive Officer and President

David Engel.............................49   President Del Medical Systems Group

Louis J. Farin, Sr......................55   Vice President and General Manager
                                             of Del Power Conversion Division

Paul J. Liesman.........................37   Vice President and General Manager
                                             of Bertan High Voltage Corp.

John Mankowich..........................54   Vice President and General Manager
                                             of Gendex-Del Medical Imaging Corp.

Seymour Rubin...........................68   Vice President and President of RFI
                                             Corporation, Director

Michael H. Taber........................53   Chief Financial Officer, Vice
                                             President of Finance and Secretary

Natan V. Bertman  (1)(2)................69   Director


David Michael (1)(2)(3).................61   Director


James Tiernan (3).......................74   Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Stock Option Committee

            The officers of the Company, with the exception of Mr. Trugman, are elected or appointed by the Board of Directors to hold office until the meeting of the Board of Directors following the next annual meeting of shareholders. Subject to the right of the Company to remove officers pursuant to its By-Laws, officers serve until their successors are chosen and have qualified. Mr. Trugman holds his position pursuant to an employment agreement which expires on July 31, 2005.

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

            David Engel became President of Del Medical Systems Group on September 1, 1998. Mr. Engel was Executive Vice President and Chief Financial Officer from January 1996 through August 1998. Mr. Engel was Executive Vice President of Bertan High Voltage Corp. from November 1994 to January 1996. Mr. Engel was Vice President - Finance and Administration at Bertan High Voltage Corp. from March 1981 to November 1994.

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

            Michael H. Taber became Chief Financial Officer, Vice President of Finance and Secretary on September 1, 1998. Mr. Taber was Vice President - Finance, Secretary and Chief Accounting Officer of the Company from January 1996 through August 1998. Mr. Taber was appointed Secretary in October 1994. Mr. Taber was Chief Financial Officer of the Company from January 1993 to December 31, 1995. Mr. Taber was the Assistant General Manager of RFI Corporation from October 1991 to April 1992. Mr. Taber was President of Filtron Co., Inc. from August 1990 to October 1992. Mr. Taber holds a Masters degree in Accounting, a Bachelor of Science degree in Mechanical Engineering and is a Certified Public Accountant.

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

            David Michael has served as a director of the Company since 1985. He is President of David Michael & Co., PC and is a Certified Public Accountant.

            James Tiernan has served as a director of the Company since 1985. He is a former Senior Vice President of Chase Manhattan Bank, New York, NY.

            Dr. Raymond Kaufman, the former Chairman and Co-founder of the Company, resigned from the Company's Board in April 1997. At such time Dr. Kaufman was named Director Emeritus of the Company. He holds a Doctorate in Physics.

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act requires the Company's  directors, executive officers and persons holding more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission and the Nasdaq Stock Market initial reports of ownership, or changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Specific due dates for these reports have been established and the Company is required to report any failure to file by these due dates in the fiscal year ended August 1, 1998. Based solely upon review of the copies of such reports furnished to the Company or written representations that no reports were required, the Company believes that during fiscal 1998 all of its directors, executive officers and persons holding more than 10% of the Company's outstanding common stock are in full compliance with the requirements of Section 16(a).

ITEM 11.          EXECUTIVE COMPENSATION

       The following table sets forth, for the three fiscal years ended August 1, 1998, certain compensation information with respect to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers in the fiscal year ended August 1, 1998.

                                                         SUMMARY COMPENSATION TABLE

                                                                                    Long-term Compensation
                                                Annual Compensation                         Awards
                              ---------------------------------------------------  ---------------------------
                                                                                                    Securities
                                                                                   Restricted       Underlying     All Other
Name and Principal                                                Other Annual       Stock           Options/    Compensation
    Position                  Year      Salary($)     Bonus($)    Compensation($)    Awards($)        SARS (#)      ($) (1)
    --------                  ----      ---------     --------    ---------------    ---------        --------      -------

    Leonard A. Trugman        1998       319,070      552,739(2)    1,361,858(3)            -         75,000         38,240
      Chairman, CEO           1997       303,876      488,541(2)              -             -              -         43,313
      and President           1996       289,406      343,318(2)              -             -              -         39,708

    David Engel               1998       135,000      107,148          68,856(3)            -         15,000          2,062
       President of Del       1997       125,000       44,535                 -             -          7,725          2,062
       Medical Systems        1996       109,423        7,500                 -             -         10,609          1,496

    Seymour Rubin             1998       230,000       78,500                 -             -          5,000          8,514
      Vice President          1997       225,000       50,000                 -             -          5,150         14,124
      and President of        1996       223,379       32,284                 -             -         10,609          7,274
      RFI Corporation

    Michael H. Taber          1998       110,000       20,000          32,691(3)            -          5,000         12,407
       CFO, V.P. Finance,     1997       104,000       15,000          62,821(3)            -          5,150          9,655
       and Secretary          1996       100,000       12,500                 -             -          7,957          3,002

    Louis J. Farin, Sr.       1998       115,000       12,500                 -             -          5,000          9,183
      Sr. Vice President,     1997       110,000       15,000                 -             -          5,150          9,183
      V.P. & Genl. Mgr. -     1996       105,000       20,815                 -             -         10,609          1,532
      Del Power Conversion

(1)  Includes   insurance   premiums   where   families  of  the   officers  are
     beneficiaries  and automobile  expense  allowances.
(2) Includes deferred compensation in the amount of $125,000 for each of 1998, 1997 and 1996 fiscal years, respectively.
(3)  Earnings related to exercise of nonqualified stock options.

 Stock Options Granted to Certain Executive Officers During the Last Fiscal Year

            The following table sets forth certain information regarding options for the purchase of the Company's common stock that were awarded to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers and individuals in the fiscal year ended August 1, 1998.

                                                                                                     Potential Realizable
  Individual Grants(1)                                                                                    % of Total
                                                                                                       Value at Assumed
                                                                                                        Annual Rates of
                                                 Options                                           Stock Price Appreciation
                                                Granted to         Exercise or                         for Option Term
                                Options         Employees          Base Price     Expiration       -------------------------
            Name               Granted(#)     In Fiscal Year         ($)(Sh)         Date          5%($)(1)        10%($)(1)
     -------------------       ----------     --------------       -----------    ----------       --------        ---------
     Leonard A.Trugman           75,000            35%                $9.63         8/18/12        $779,256       $2,294,767

     David Engel                 15,000             7%                $9.63         8/18/12        $155,851         $458,953

     Seymour Rubin                5,000             2%                $9.63         8/18/12         $51,950         $152,984

     Michael Taber                5,000             2%                $9.63         8/18/12         $51,950         $152,984

     Louis J. Farin, Sr.          5,000             2%                $9.63         8/18/12         $51,950         $152,984
                 ----------------------

    (1) Fair market value of stock on grant date compounded annually at rate shown in column heading, for the option term, less exercise price.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and or held by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers in the fiscal year ended August 1, 1998.

                                                                                                 Value of Unexercised
                                 Shares                              Number of Unexercised       In-the-Money Options
                               Acquired on           Value        Options at Fiscal Year-End   at Fiscal Year-End ($)(2)
      Name                     Exercise(#)       Realized($)(1)    Exercisable/Unexercisable   Exercisable/Unexercisable
-------------------            -----------       --------------    -------------------------   -------------------------
Leonard A. Trugman               163,440           $1,361,858             572,789/89,069          $ 4,201,960/$94,840

David Engel                       15,804              $68,856               1,449/27,505          $     6,658/$40,411

Seymour Rubin                        -                  -                 136,687/16,980          $   768,019/$42,418

Michael H. Taber                   6,221              $32,691                   0/14,248          $         0/$29,875

Louis J. Farin, Sr.                  -                  -                  42,748/14,166          $   228,286/$27,124

----------------------

(1) Difference between the fair market value of the common stock purchased and the exercise price on the date of exercise.

(2) Difference between the fair market value of the underlying common stock and the exercise price for in-the-money options on August 1, 1998 ($9.875).

            Directors of the Company did not receive compensation for their services as such except a fee of $1,000 for each meeting of the Board of Directors which they attend. Messrs. Trugman and Rubin have waived their right to receive such compensation.

Employment Agreements

            Mr. Leonard Trugman has an amended and restated employment agreement with the Company, effective as of August 1, 1992 which was subsequently amended on July 20, 1994, September 1, 1994 and April 29, 1998, which ends July 31, 2005, pursuant to which he has agreed to serve as Chairman, President and Chief Executive Officer of the Company. Mr. Trugman's annual base salary was $319,070 for the fiscal year ended August 1, 1998. His annual base salary for the fiscal year August 2, 1998 through July 31, 1999 is determined by multiplying $319,070 by the greater of five percent or the increase in the Consumer Price Index as of August 1, 1998 over the amount of such index as of August 1, 1997. Mr. Trugman also receives a bonus each year equal to five (5%) percent of the Company's pre-tax net income for such year. Mr. Trugman's contract also provides for a deferred compensation account whereby the Company shall deposit (a) $100,000 annually and (b) after receipt of the Company's audited financial statements with respect to each fiscal year, an amount equal to the lesser of (x) $25,000 or (y) five (5%) percent of the Company's pre-tax net income for such fiscal year less $100,000. Also included in Mr. Trugman's agreement are certain benefits in the event of a change of control. Either upon completion of the term of the agreement or upon request at any time, Mr. Trugman may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement. The employment agreement contains standard confidentiality and non-compete provisions.

         Mr. Leonard Michaels, who joined the Company as of September 1, 1992, with the acquisition of Dynarad Corp., has an employment agreement with the Company wherein he is employed as a technical consultant to the Company from April 1, 1997 until July 29, 2002. Upon execution of such employment agreement, Mr. Michaels received a signing bonus of $250,000 in the fiscal year ended July 31, 1993. During fiscal 1997, due to a reduction in job responsibilities, the Company wrote off the unamortized balance of such signing bonus, and the charge to fiscal 1997 earnings was $158,854. Under provisions of the consulting phase of the employment agreement, Mr. Michaels' consulting fees for the fiscal year ended August 1, 1998 were $107,131. In consideration of Mr. Michaels' covenant not-to-compete for ten years as set forth in his employment agreement, he received upon execution thereof a payment of $257,400 during the fiscal year ended July 31, 1993, and during the ten year term thereof, shall receive annual non-compete payments of $52,000.

         Mr. Howard Bertan, former President of Bertan High Voltage Corp., has a non-compete agreement for a period of ten years, wherein he will receive $500,000 payable in equal quarterly payments, which commenced June 1, 1997 for a period of ten years. Such payments are subject to adjustment to reflect the greater of (i) 5% or (ii)increases in the Consumer Price Index for the United States.

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

Stock Option Plans

Nonqualified Stock Option Plan

         The Company's Nonqualified Stock Option Plan provides for a total of 3,124,293 shares of common stock authorized to be granted under such plan. For the year ended August 1, 1998, options to purchase an aggregate of 1,562,246 shares were outstanding at an average exercise price of $4.45 per share, having a range of expiration dates from September 2000 to July 2013. During fiscal 1998, the Company granted options to purchase 214,500 shares of common stock at an average exercise price of $9.50 per share. During fiscal 1998, 415,666 options were exercised and 17,833 options were cancelled or expired. At August 1, 1998, 463,958 shares were available for future grant under such plan. The Company's Nonqualified Stock Option Plan provides for the grant of options to its key employees, directors and consultants in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Nonqualified Stock Option Plan provides for a fifteen year expiration period for each option granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned common stock of the Company having a fair market value equal to the option price, or by a combination of cash and common stock.

         As of October 30, 1998, the Company had granted options to purchase 1,001,975 shares to Leonard A. Trugman, 64,758 shares to David Engel, 158,667 shares to Seymour Rubin, 51,218 shares to Michael Taber, 72,790 shares to Louis
J. Farin, Sr., 25,007 shares to Paul Liesman and 10,000 shares to John Mankowich at an average exercise price of $3.62 per share. Mr. Trugman exercised 163,440 options, Mr. Engel exercised 15,804 options and Mr. Taber exercised 6,221 options during the fiscal year ended August 1, 1998.

Stock Purchase Plan

Employee Stock Purchase Plan

         The Company has an employee stock purchase plan which is funded by payroll deductions. Shares acquired pursuant to such plan by employees of the Company are purchased in the open market by the custodian of the plan.

All shares so purchased are held in street name until either June 30 or December 31, whereupon the shares to which the employee is entitled are issued. With respect to the officers, the following shares have been issued under the plan:

                                                Fiscal     Fiscal    Fiscal
                                                 Year       Year      Year
                                                Ended      Ended     Ended
                 Officer                         1998       1997      1996
                 -------                        -----      -----     -----

        Leonard A. Trugman                        --       1,013     2,048

        Seymour Rubin                             --       1,299     2,625

        Michael H. Taber                           14        168       419

        David Engel                               --         162       199

        Paul Liesman                              --          94        77

        Howard Bertan                             --         149       350

        George Solomon                            --         305       691


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

                              PENSION PLAN TABLE
                              ------------------

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

401(k) Plan

         The Company has a 401(k) plan under which employees may elect to defer a portion of their annual compensation. Merrill Lynch, Pierce, Fenner & Smith Inc. ("Merrill Lynch") is the plan administrator. All employees with over 90 days of service and over the age of 21 may elect to defer from 2% to 15% of their annual salary. The modified plan is administered by Merrill Lynch and employees may elect where their deferred salary will be invested. Highly compensated employees' salary deferrals are limited by the contribution levels of all other eligible participants. Distributions are made at retirement or upon termination of employment. During the fiscal year ended August 3, 1996, the plan was submitted to the Internal Revenue Service and a favorable determination letter was received.

         On February 1, 1986 the Company initiated a profit sharing plan as part of the 401(k) plan which allows substantially all of the Company's employees to participate in the profits of the Company, regardless of whether or not the employee elected to contribute to the 401(k) plan in any year. Since the profit sharing plan is part of the 401(k) plan, eligibility, participation and other requirements are governed by the provisions of the 401(k) plan. Contributions to the plan are determined based upon a calculation directly related to the Company's sales volume and pre-tax profits. The Company's Compensation Committee approved $65,000, $52,500 and $40,000 profit sharing contributions for the periods ended August 1, 1998, August 2, 1997 and August 3, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             The table below sets forth information concerning the shares of common stock beneficially owned as of October 30, 1998 by the Directors and by all Directors, Officers and significant employees of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the common stock as of such date.

                                       Shares of Common
                                      Stock Beneficially
   Name and Address of                   Owned as of                   Percent
   Beneficial Owner                   October 30, 1998 (1)             of Class
----------------------                --------------------             --------

OFFICERS AND DIRECTORS
----------------------

LEONARD A. TRUGMAN                          836,137 (2)                  10.1%
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

NATAN BERTMAN                               101,667 (3)                   1.3%
c/o Bertman & Levine
945 Manhattan Avenue
Brooklyn, NY 11222

DAVID MICHAEL                               157,505 (4)                   2.0%
c/o David Michael & Co., P.C
Seven Penn Plaza
New York, NY  10001

SEYMOUR RUBIN                               166,684 (5)                   2.1%
c/o RFI Corporation
100 Pine Aire Drive
Bay Shore, NY  11706

JAMES TIERNAN                                 8,733 (6)                    *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

DAVID ENGEL                                  11,912 (7)                    *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

LOUIS J. FARIN, SR                           57,065(8)                     *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

PAUL J. LIESMAN                              11,241(9)                     *
c/o Bertan High Voltage Corp.
121 New South Road
Hicksville, NY  11801

JOHN MANKOWICH                                2,500(10)                    *
c/o Gendex-Del Medical Imaging Corp.
11550 West King Street
Franklin Park, IL  60634

MICHAEL H. TABER                              6,956(11)                    *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

All Officers and Directors                ---------
(10) as a Group                           1,360,400(12)                  15.7%
                                          =========

OTHERS

MORGAN STANLEY ASSET MANAGEMENT, INC.       651,800                       8.5%
One Tower Bridge                          =========
Conshoken, PA  19428-2899

1838 INVESTMENT ADVISORS FUND               476,360                       6.2%
5 Radnor Corporate Center - Suite 320     =========
100 Matsonford Road
Radnor, PA  19087

DIMENSIONAL FUND ADVISORS                   399,323                       5.2%
1299 Ocean Avenue - 11th Floor            =========
Santa Monica, CA  90401

* Represents less than 1% of the outstanding shares of common stock of the Company including shares issuable under options which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

  (1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

  (2) Includes 605,607 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

  (3) Includes 74,445 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

  (4) Includes 122,230 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

  (5) Includes 144,691 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

  (6) Includes 4,733 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

  (7) Includes 11,189 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

  (8) Includes 47,938 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

  (9) Includes 10,857 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

 (10) Includes 2,500 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

 (11) Includes 6,220 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.

 (12) Includes 1,133,107 shares, options for which are presently exercisable or will become exercisable within 60 days of October 30, 1998.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Under the Company's Stock Buy-Back Program, which was approved by the Board of Directors, the Company repurchased 70,000 shares of common stock owned by Mr. Leonard A. Trugman at an average fair market value of $11.00 per share. The amounts paid to Mr. Trugman were associated with the exercise of 163,440 shares of Del Global Technologies Corp. common stock under the Company's Employee Stock Option Plan. Such funds were used to pay the payroll withholding taxes due relating to the gains realized upon the exercise of these non-qualified stock options. During the fiscal year, Mr. Trugman's direct holdings of Del Global Technologies Corp. common stock increased by 60,826 shares.

                                     PART IV


ITEM 14.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            -----------------------------------------------------------------

(a)   1.    Financial Statements                                    Page Number
            -----------------                                       -----------

            CONSOLIDATED FINANCIAL STATEMENTS OF
            DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:

            Independent Auditors' Report                                 F1

            Consolidated Balance Sheets as of August 1, 1998 and
            August 2, 1997                                               F2

            Consolidated Statements of Income for the Fiscal Years
            Ended August 1, 1998, August 2, 1997 and August 3, 1996      F3

            Consolidated Statements of Shareholders' Equity for the
            Fiscal Years Ended August 1, 1998, August 2, 1997 and
            August 3, 1996                                               F4

            Consolidated Statements of Cash Flows for the Fiscal
            Years Ended August 1, 1998, August 2, 1997 and August 3,
            1996                                                      F5 - F6

            Notes to Consolidated Financial Statements for the
            Fiscal Years Ended August 1, 1998,  August 2, 1997 and
            August 3, 1996                                            F7 - F19

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

             *4.4      Warrant Certificate of Porter, LeVay and Rose,
                       Inc.

             *4.5      Warrant Certificate of Michael Porter

             *4.6      Warrant Certificate of Jonathan Gordon

              4.7      Copy of Del Global Technologies Corp. Amended
                       and Restated Stock Option Plan (the "Plan")          (8)

              4.8      Stock Purchase Plan                                  (9)

              4.9      Option  Agreement, substantially in the form
                       used in connection with options granted under
                       the Plan                                            (10)

             10.1      Amended and Restated Executive Employment
                       Agreement of Leonard A. Trugman                     (11)

             10.2      Amendment No. 1 to Amended and Restated
                       Employment Agreement of Leonard A. Trugman          (12)

             10.3      Amendment No. 2 to Amended and Restated
                       Employment Agreement of Leonard A. Trugman          (13)

            *10.4      Amendment No. 3 to Amended and Restated
                       Employment Agreement of Leonard A. Trugman

             10.5      Amended and Restated Credit Agreement dated
                       as of March 6, 1996 among Del Global  Tech-
                       nologies Corp., RFI Corporation, Dynarad
                       Corp., Bertan High Voltage Corp., Del Medical
                       Systems Corp. and The Chase Manhattan Bank,
                       N.A.                                                (14)

             10.6      First Amendment to Amended and Restated Credit
                       Agreement dated as of August 2, 1996                (15)

             10.7      Second Amendment to Amended and Restated Credit
                       Agreement dated as of August 1, 1997                (16)

            *10.8 Third Amendment to Amended and Restated Credit Agreement dated as of July 31, 1998

             10.9      Lease Agreement dated April 7, 1992 between
                       Messenger Realty and the Company                    (17)

             10.10     Lease Agreement dated September 1, 1992
                       between Arleigh Construction and Del Acqui-
                       sition Corp.                                        (18)

             10.11     Lease and Guaranty of Lease dated May 25,
                       1994 between Leshow Enterprises and Bertan
                       High Voltage Corp.                                  (19)

             10.12     Lease dated January 4, 1993 between Curto
                       Reynolds Oelerich Inc. and Gendex-Del Medical
                       Imaging Corp.                                       (20)

             10.13     Consulting Agreement by and between Del
                       Acquisition Corp. and Harvey Schechter              (21)

             10.14     Consulting Agreement by and between Del
                       Acquisition Corp. and Mark Weiss                    (22)

            *11 Computation of Earnings per Common Share and Common Share Equivalents for year ended
                       August 1, 1998

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

* Filed herewith

       (1)        Filed  as  Exhibit  to  Del  Electronics  Corp.   Registration
                  Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

       (2) Filed as Exhibit 3.5 to Del Electronics Corp. Annual Report on Form 10-K for the year ended August 2, 1986 and incorporated herein by reference.

       (3)        Filed as Exhibit 4.5 to Del  Electronics  Corp.  Form S-3 (No.
                  33-30446) filed August 10, 1989 and incorporated herein by reference.

       (4) Filed as Exhibit 3.6 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 2, 1997 and incorporated herein by reference.

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

      (10) Filed as Exhibit 4.8 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

      (11) Filed as Exhibit 10.1 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 31, 1993 and incorporated herein by reference.

      (12) Filed as Exhibit 10.2 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

      (13) Filed as Exhibit 10.3 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.

      (14)        Filed as  Exhibit  2.6 to the Del  Global  Technologies  Corp.
                  Current   Report  on  Form  8-K  dated   March  21,  1996  and
                  incorporated herein by reference.

      (15)        Filed as  Exhibit  10.8 to the Del Global  Technologies  Corp.
                  Annual Report on Form 10-K for the year ended August 3, 1996 and incorporated herein by reference.

      (16)        Filed as  Exhibit  10.8 to the Del Global  Technologies  Corp.
                  Annual Report on Form 10-K for the year ended August 2, 1997 and incorporated herein by reference.

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

      (18) Filed as Exhibit 28.6 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

      (19) Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

      (20)        Filed as Exhibit  10.21 to the Del Global  Technologies  Corp.
                  Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1997 and incorporated herein by reference.

      (21) Filed as Exhibit 28.4 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

      (22) Filed as Exhibit 28.5 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.


(b) Reports on Form 8-K - No reports on Form 8-K have been filed during the last quarter of the period covered by this report

INDEPENDENT  AUDITORS'  REPORT


To the Board of Directors and Shareholders of Del Global Technologies Corp. and Subsidiaries
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of August 1, 1998 and August 2, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended August 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our  opinion,  such  financial  statements  present  fairly,  in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries at August 1, 1998 and August 2, 1997 and the results of their operations and their cash flows for each of three fiscal years in the period ended August 1, 1998, in conformity with generally accepted accounting principles.


/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

New York, New York
October 16, 1998

                                       F1

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                       August 1,       August 2,
                                                         1998            1997
                                                     -----------     -----------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents (Note 1)                   $ 3,401,697     $ 6,070,608

Investments available-for-sale
  (Notes 1, 2 and 10)                                    913,125         722,566

Trade receivables (net of allowance
   for doubtful accounts of $206,524 at
  August 1, 1998 and $60,407
   at August 2, 1997)                                 14,341,744      11,211,357

Cost and estimated earnings in
   excess of billings on uncompleted
   contracts (Notes 1 and 3)                           3,306,673       1,868,002


Inventory (Notes 1 and 4)                             29,195,262      24,681,348

Prepaid expenses and other current
   assets (Note 9)                                     1,358,847       1,808,762
                                                     -----------     -----------
     Total current assets                             52,517,348      46,362,643
                                                     -----------     -----------
FIXED ASSETS - At cost (Notes 1
   and 5)                                             19,229,901      16,245,279

Less accumulated depreciation and
   amortization                                        6,490,392       5,086,269
                                                     -----------     -----------
                                                      12,739,509      11,159,010
                                                     -----------     -----------

INTANGIBLES (net of accumulated
  amortization of $413,557 at
  August 1, 1998 and $242,009
  at August 2, 1997) (Note 1)                            941,443       1,112,991


GOODWILL (net of accumulated
   amortization of $770,655 at August 1,
   1998 and $561,082 at August 2,
   1997) (Notes 1 and 11)                              4,809,255       4,135,409

DEFERRED CHARGES                                         387,044         507,933

OTHER ASSETS (Notes 7 and 9)                             962,028         851,824
                                                     -----------     -----------
TOTAL                                                $72,356,627     $64,129,810
                                                     ===========     ===========

                                                       August 1,       August 2,
                                                         1998            1997
                                                     -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt (Note 6)           $   120,410     $   127,999

Accounts payable - trade                               5,403,403       3,936,529

Accrued liabilities                                    3,938,623       3,699,188

Deferred compensation liability (Notes 2
      and 10)                                            913,046         722,566

Income taxes (Notes 1 and 9)                             394,540         868,949
                                                     -----------     -----------
      Total current liabilities                       10,770,022       9,355,231
                                                     -----------     -----------

LONG-TERM LIABILITIES:

LONG-TERM DEBT (Less current
   portion included above) (Note 6)                      240,273         411,127

OTHER (Note 10)                                          484,366         725,258

DEFERRED INCOME TAXES
   (Notes 1 and 9)                                     1,406,162       1,107,964
                                                     -----------     -----------
     Total liabilities                                12,900,823      11,599,580
                                                     -----------     -----------
COMMITMENTS AND
CONTINGENCIES (Notes 6,
  7,8,10 and 11)


SHAREHOLDERS' EQUITY (Notes 1, 7 and 8):
  Common stock - $.10 par value;
     Authorized  -  20,000,000  shares;
     Issued and outstanding - 7,988,993
     shares at August 1, 1998 and
     7,516,234 at August 2, 1997                         798,898         751,622
  Additional paid-in capital                          49,124,456      45,909,517
  Retained earnings                                   12,360,906       6,572,318
                                                     -----------     -----------
                                                      62,284,260      53,233,457
                                                     -----------     -----------
 Less common stock in treasury -
    269,246 at August 1, 1998 and
    104,255 at August 2, 1997                          2,828,456         703,227
                                                     -----------     -----------
Total shareholders' equity                            59,455,804      52,530,230
                                                     -----------     -----------
TOTAL                                                $72,356,627     $64,129,810
                                                     ===========     ===========
See notes to consolidated financial statements.

                                       F2

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                 Fiscal Year Ended
                                    --------------------------------------------
                                      August 1,        August 2,       August 3,
                                        1998             1997            1996
                                    ------------    ------------    ------------

NET SALES (Notes 1, 3 and 12)       $ 62,304,878    $ 54,685,289    $ 43,745,454
                                    ------------    ------------    ------------

COSTS AND EXPENSES:
Cost of sales                         36,908,317      32,854,825      27,355,262
Research and development (Note 1)      5,863,343       4,548,487       3,429,331
Selling, general and administrativ    11,273,059      10,193,244       7,503,689
Interest (income) expense - net of
 interest expense of $129,654 in
 1998, $238,679 in 1997 and interest
 income of $34,777 in 1996              (167,926)        (54,470)      1,148,639
                                    ------------    ------------    ------------
                                      53,876,793      47,542,086      39,436,921
                                    ------------    ------------    ------------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                         8,428,085       7,143,203       4,308,533

PROVISION FOR INCOME TAXES
  (Notes 1 and 9)                      2,639,497       2,231,649       1,393,111
                                    ------------    ------------    ------------
NET INCOME                          $  5,788,588    $  4,911,554    $  2,915,422
                                    ============    ============    ============
PER SHARE AMOUNTS (Note 1):


NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS:

        BASIC                       $        .77    $        .66    $        .59
                                    ============    ============    ============

        DILUTED                     $        .71    $        .61    $        .48
                                    ============    ============    ============


See notes to consolidated financial statements.

                                       F3

DEL GLOBAL TECHNOLOGIES  CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Common Stock Issued         Treasury Stock           Additional
                                     --------------------       -------------------         Paid-in       Retained
                                       Shares     Amount        Shares      Amount          Capital       Earnings        Total
                                       ------     ------        ------      ------         ----------     --------     -----------


BALANCE - July 29, 1995              4,129,599  $ 412,960        55,165 $  (316,915)      $16,239,784    $ 3,189,244   $19,525,073

Stock dividends - 3%
December 1995 and
July 1996 (Note 8)                     331,726     33,173                                   2,650,875     (2,693,506)       (9,458)

Exercise of stock options
and warrants (Note 8)                  487,081     48,707                                   2,566,716                    2,615,423

Shares repurchased (Note 8)                                       3,090     (19,770)                                       (19,770)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                           458,324                      458,324

Net proceeds from sale
of 2,275,000 shares through
Public Offering (Note 8)             2,275,000    227,500                                  21,357,014                   21,584,514

Net Income                                                                                                 2,915,422     2,915,422
                                     ---------  ---------      -------- -----------       -----------    -----------   -----------
BALANCE - August 3, 1996             7,223,406    722,340        58,255    (336,685)       43,272,713      3,411,160    47,069,528


Stock dividend - 3%
November 1997 (Note 8)                 215,301     21,528                                   1,724,075     (1,750,396)       (4,793)

Exercise of stock options
and warrants (Note 8)                   73,370      7,338                                     415,122                      422,460

Shares repurchased (Note 8)                                      46,000    (366,542)                                      (366,542)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                           458,023                      458,023

Contribution to Profit
Sharing Plan (Note 7)                    4,157        416                                      39,584                       40,000

Net Income                                                                                                 4,911,554     4,911,554
                                     ---------  ---------      -------- -----------       -----------    -----------   -----------
BALANCE - August 2, 1997             7,516,234    751,622       104,255    (703,227)       45,909,517      6,572,318    52,530,230

Exercise of stock options
and warrants (Note 8)                  467,573     46,757        36,091    (268,047)        1,950,146                    1,728,856

Shares repurchased (Note 8)                                     128,900  (1,857,182)                                    (1,857,182)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                         1,074,582                    1,074,582

Compensation cost of
warrants issued (Note 8)                                                                      142,949                      142,949

Contribution to Profit
Sharing Plan (Note 7)                    5,186        519                                      51,981                       52,500

Other                                                                                          (4,719)                      (4,719)

Net Income                                                                                                 5,788,588     5,788,588
                                     ---------  ---------      -------- -----------       -----------    -----------   -----------
BALANCE - August 1, 1998             7,988,993  $ 798,898       269,246 $(2,828,456)      $49,124,456    $12,360,906   $59,455,804
                                     =========  =========      ======== ===========       ===========    ===========   ===========

See notes to consolidated financial statements.

                                       F4

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Fiscal Year Ended
                                                                ------------------------------------------
                                                                  August 1,      August 2,       August 3,
                                                                    1998           1997            1996
                                                                -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 5,788,588    $ 4,911,554     $ 2,915,422
  Adjustments to reconcile net income to
         net cash provided by operating activities
         net of effects from purchase of Gendex:
      Imputed interest                                               48,568         68,309          66,986
      Depreciation                                                1,402,833      1,038,960         740,777
      Amortization                                                  695,655        772,148         455,534
      Deferred income tax provision (benefit)                       569,970        147,981         (56,609)
      Tax benefit from exercise of stock options and
          warrants                                                1,074,582        458,023         458,324
      Amortization of stock-based compensation                       99,444         43,505            --
  Changes in assets and liabilities:
      Increase in trade receivables                              (3,130,387)    (1,990,029)     (2,764,475)
      (Increase) decrease in cost and estimated
        earnings in excess of billings
        on uncompleted contracts                                 (1,438,671)    (1,868,002)        395,847
      Increase in inventory                                      (4,380,754)      (861,466)     (1,144,987)
      Increase in prepaid and
        other current assets                                       (126,749)      (256,109)       (355,086)
      Decrease (increase) in other assets                             3,277        (10,535)        (49,136)
      Increase in accounts payable - trade                        1,466,874        242,949       1,153,965
      Increase in accrued liabilities                               110,701        130,959       1,418,461
      Increase in deferred compensation liability                   190,480        177,090         167,305
      (Decrease) increase in income taxes payable                  (474,410)       225,404         365,715
                                                                -----------    -----------    ------------
           Net cash provided by operating activities              1,900,001      3,230,741       3,768,043
                                                                -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid on acquisition of
        subsidiaries                                             (1,103,377)       (15,000)     (8,149,085)
  Payments to former shareholders of
        subsidiary acquired                                        (117,219)      (132,640)        (52,938)
  Expenditures for fixed assets                                  (2,896,532)    (2,659,481)     (1,968,070)
  Investment in marketable securities                              (190,559)      (177,090)       (167,117)
                                                                -----------    -----------    ------------
           Net cash used in investing activities                 (4,307,687)    (2,984,211)    (10,337,210)
                                                                -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from public offering                                    --             --        21,584,514
  Repayment of bank borrowing                                      (178,443)       (80,804)    (12,226,404)
  Cost of debt restructuring                                         (2,237)        (4,043)        (63,327)
  Payment for repurchase of shares                               (1,857,182)      (366,542)        (19,770)
  Proceeds from exercise of stock options & warrants              1,728,856        422,460       2,615,423
  Other                                                              47,781         35,207          (9,458)
                                                                -----------    -----------    ------------
           Net cash (used in) provided by financing activities     (261,225)         6,278      11,880,978
                                                                -----------    -----------    ------------

  See notes to consolidated financial statements.                    (Continued)

                                       F5

DEL GLOBAL TECHNOLOGIES  CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Fiscal Year Ended
                                                                ------------------------------------------
                                                                  August 1,      August 2,       August 3,
                                                                    1998           1997            1996
                                                                -----------    -----------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           $(2,668,911)    $  252,808      $5,311,811

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      6,070,608      5,817,800         505,989
                                                                -----------    -----------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 3,401,697     $6,070,608      $5,817,800
                                                                ===========    ===========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Interest paid                                                 $   127,980     $   86,679      $1,051,327
                                                                ===========    ===========    ============

  Income taxes paid                                             $ 1,464,597     $1,400,240      $  625,682
                                                                ===========    ===========    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

  ACQUISITION OF SUBSIDIARIES                                   $ 1,103,377     $   15,000      $8,152,185
                                                                -----------    -----------    ------------
  Cash acquired in acquisition                                         --             --            (3,100)
                                                                -----------    -----------    ------------
                                                                       --             --            (3,100)
                                                                -----------    -----------    ------------
  Cash paid to acquire subsidiaries                             $ 1,103,377     $   15,000      $8,149,085
                                                                ===========    ===========    ============

See notes to consolidated financial statements.

                                       F6

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED August 1, 1998, August 2, 1997, and August 3, 1996


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

         i. Net Income per Common Share and Common Share Equivalents - During the year ended August 1, 1998 the Company adopted Statement of Financial Accounting Standard "SFAS" No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Basic and diluted earnings per share have been restated for fiscal years ended August 2, 1997 and August 3, 1996 to reflect the adoption of SFAS No. 128.

         j. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes.

                                       F7

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

         o. Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compen- sation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995 and requires adoption of the measurement and recognition provisions for non-employee transactions for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income, and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based arrangements, regardless of the method chosen, to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for such transactions under APB No. 25 and is disclosing the required pro forma effect on net income and earnings per share (Note 8).

        p. Effects of Recently Issued Accounting Standards - In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting and, as it contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions 10, 15 and SFAS No. 47, no further disclosures are needed.

             In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods ending after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting from the adoption of this statement and has found that no further disclosures are needed.

             In June 1997, The FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the corresponding amounts in the general purpose financial statements. This statement is effective for fiscal years commencing after December 15, 1997. The Company has not yet determined what additional disclosures

                                       F8
             may be required in connection with adopting SFAS No. 131.

             In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

             In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133
             establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal years beginning after December 15, 1999. Management does not anticipate that this statement will have any effect on the Company's consolidated financial statements.

        q.   Certain  reclassifications  have  been  made  in the  prior  year's
             financial   statements  to   correspond   to  the  current   year's
             presentation.

2.     INVESTMENTS

       At August 1, 1998 investments consist of corporate debt securities and equity securities classified as available-for-sale.

       At August 1, 1998 the cost and fair value of investments classified as available-for-sale based on maturity dates, are as follows:

                    Maturity                           Fair
                      Dates             Cost           Value         Difference
                      -----             ----           -----         ----------
       Corporate debt securities
                      1999            $ 25,257        $ 25,100         $   (157)
                      2000-2004        544,727         560,216           15,489
                                      --------        --------         --------
                Subtotal               569,984         585,316           15,332
                                      --------        --------         --------
       Equity securities               217,052         327,809          110,757
                                      --------        --------         --------
                Total                 $787,036        $913,125         $126,089
                                      ========        ========         ========

       Investments at August 1, 1998 and August 2, 1997, consisted of $913,046, and $722,566, respectively, for the Company's President's deferred compensation, pursuant to the terms of his employment contract. At August 1, 1998 $24,841 was classified as cash and $888,205 was recorded as investments. The liability of $913,046 and $722,566, respectively, is recorded as deferred compensation liability. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the President's deferred compensation, based upon a contractual arrangement between the President and the Company.

3.     PERCENTAGE OF COMPLETION ACCOUNTING
                                                          Year          Year
                                                          Ended         Ended
                                                         August 1,     August 2,
                                                           1998          1997
                                                       -----------   -----------

       Costs incurred on uncompleted contracts         $ 6,804,554   $ 3,086,020

       Estimated earnings                                4,178,103     1,578,126
                                                       -----------   -----------
                                                        10,982,657     4,664,146
       Less:  Billings to date                           7,675,984     2,796,144
                                                       -----------   -----------
       Costs and estimated earnings in excess
            of billings on uncompleted contracts       $ 3,306,673   $ 1,868,002
                                                       ===========   ===========

       The  backlog  of  unshipped  contracts  being  accounted  for  under  the
       percentage  of  completion   method  of  accounting   was   approximately
       $5,186,000 at August 1, 1998.

                                       F9

4.     INVENTORY

       Inventory consists of the following:
                                                         August 2,     August 1,
                                                           1997          1998
                                                       -----------   -----------
              Finished goods                           $ 4,848,572   $ 3,859,842
              Work-in-process                           11,333,936     9,770,789
              Raw materials and purchased parts         13,012,754    11,050,717
                                                       -----------   -----------
                                                       $29,195,262   $24,681,348
                                                       ===========   ===========
5.     FIXED ASSETS

              Fixed assets consist of the following:
                                                         August 2,     August 1,
                                                           1997          1998
                                                       -----------   -----------

              Land                                     $   694,046   $   694,046
              Buildings                                  2,146,025     2,146,025
              Machinery and equipment                   13,261,534    10,865,897
              Furniture and fixtures                     1,484,310     1,280,216
              Leasehold improvements                     1,613,883     1,228,992
              Transportation equipment                      30,103        30,103
                                                       -----------   -----------
                                                        19,229,901    16,245,279
              Less accumulated depreciation and
                 amortization                            6,490,392     5,086,269
                                                       -----------   -----------
              Net Fixed Assets                         $12,739,509   $11,159,010
                                                       ===========   ===========

6.     DEBT

       Long-term debt is summarized as follows:

                                         August 1, 1998        August 2, 1997
                                      --------------------  --------------------
                                      Due Within Due After  Due Within Due After
                                       One Year   One Year   One Year   One Year
                                      ---------- ---------  ---------- ---------
       Acquisition credit line         $105,263   $184,215   $105,263   $289,476

       Revolving line of credit                     50,000               100,000

       Other Loans                       15,147      6,058     22,736     21,651
                                       --------   --------   --------   --------
                                       $120,410   $240,273   $127,999   $411,127
                                       ========   ========   ========   ========

       The Company's credit facility with its lending bank is composed of an acquisition credit line of $10,000,000 and a revolving line of credit of $14,000,000, with a letter of credit sublimit of $4,000,000. At August 1, 1998 there were outstanding balances of $289,478 on the acquisition credit line, $50,000 on the revolving line of credit, and $139,329 of letters outstanding. As of August 1, 1998, there was $9,710,522 available under the acquisition credit line and $13,810,671 available for borrowing under the revolving credit line. The acquisition credit line is to be repaid in 11 equal quarterly installments of $26,315. Borrowings under this facility are on an unsecured basis; however, the Company has agreed that its assets cannot be used to secure other borrowings.

       Interest under all facilities are at prime, or at the Company's option, at a rate either tied to LIBOR or at a fixed rate based upon the prime rate. The Company fixed its interest rate on the acquisition credit line at 6.69% from January 26, 1998 until the loan matures on April 30, 2001. The interest rate on the revolving line of credit is at prime which was 8.5% at August 1, 1998. Both credit facilities are subject to commitment fees of 1/4 percent on the daily unused portion of the facility, payable quarterly. The Credit Agreement also requires the Company to maintain minimum annual net worth and working capital ratios, limits additional indebtedness and the payment of cash dividends and contains other restrictive covenants. Under the most

                                       F10
       restrictive terms, as of August 1, 1998, $25,000 is available for such cash dividends. The Company was in compliance with its debt covenants at August 1, 1998. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.

       The weighted average interest rate on the Company's borrowing under its credit facility was 7.17% and 7.27% for the years ended August 1, 1998 and August 2, 1997, respectively.

         Long-term debt matures as follows:

                    Fiscal Year Ending
                    1999 (included in current portion)    $  120,410
                    2000                                     111,321
                    2001                                     128,952
                                                          ----------
                                                          $  360,683
                                                          ==========
7.     EMPLOYEE BENEFITS

       The Company has employee benefit plans for eligible employees. Included in the plans is a profit sharing plan which provides for contributions as determined by the Board of Directors. The contributions can be paid to the plan in cash or common stock of the Company. Contribution expense for the fiscal years ended in 1998, 1997 and 1996 was $65,000, $52,500 and $40,000, respectively. The plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. The Company also has a defined benefit plan frozen effective February 1, 1986.

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

               Had the public offering of 2,275,000 shares of common stock occurred as of the beginning of fiscal 1996, and a portion of the proceeds therefrom been used to repay a portion of the long term debt, basic and diluted earnings per share would have been $.52 and $.45.

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

       c. Stock Buy-Back Program - In April 1997, the Board of Directors adopted a program to repurchase $1.5 million of the Company's common stock. In April 1998, the Board of Directors approved an additional repurchase of $1.5 million. During the fiscal years ended August 1, 1998 and August 2, 1997 the Company repurchased 128,900 and 37,000 shares for $1,857,182 and $319,885, respectively. As of August 1, 1998, there remained $823,000 available in the program to repurchase additional shares.

       d. Nonqualified Stock Option Plan - The Company has a nonqualified stock option plan under which a total of 3,124,293 options to purchase common stock may be granted. As of August 1, 1998, the Company has granted options to purchase 951,975 shares to the current president, 240,723 shares to former officers, 322,439 to current officers and 1,367,619 to various employees and consultants. Current officers exercised 185,465 options, a former officer exercised 11,876 options and various employees and consultants exercised 218,325 options during the fiscal year ended August 1, 1998. Current officers exercised 15,749 options and various employees and consultants exercised 17,895 options during the fiscal year ended August 2, 1997. Substantially all of the options granted under this plan provide for graded vesting and vest at a rate of 25% per year, beginning one year from the

                                       F11
               date of grant, expiring fifteen years from the date they are granted. The option price per share is determined by the Board of Directors, but cannot be less than 85 percent of fair market value of a share at the date of grant. All options to date have been granted at the fair market value of the Company's stock at the date of grant. No options can be granted under this plan subsequent to December 31, 2009.

               The following stock option information is as of:

                                            August 1,    August 2,     August 3,
               Options                        1998         1997          1996
                                            ---------    ---------    ----------

               Granted and outstanding
               at beginning of year         1,781,245    1,712,568    1,646,607

               Granted                        214,500      131,842      297,052
               Expired                        (17,833)     (29,521)     (22,266)
               Exercised                     (415,666)     (33,644)    (208,825)
                                            ---------    ---------    ---------
               Outstanding at end of year   1,562,246    1,781,245    1,712,568
                                            =========    =========    =========

               Exercisable at end of year   1,203,676    1,506,962    1,481,025
                                            =========    =========    =========

               Exercise prices            $.93-$11.00   $.93-$8.48   $.93-$8.48
                                            =========    =========    =========

               The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense was recorded for the Company's stock option and stock purchase plans. However, under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has determined the pro forma net income and net income per share amounts for fiscal 1998, fiscal 1997 and fiscal 1996, as if the compensation expense had been recorded for options granted during those years under the fair value method. Under SFAS No. 123, for options granted, the fair value at the date of grant was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used in calculating the fair value of the options granted in the fiscal years ended August 1, 1998, August 2, 1997 and August 3, 1996: risk free interest rates of 4.79% to 7.65%, expected life of the options are between eight and thirteen years, average volatility of between 40.31% and 44.87%, and a maximum contractual life of fifteen years.

               Had the Company adopted SFAS No. 123 for employee stock options, the pro forma effect on net income and net income per share would be:

                                               For Year    For Year   For Year
                                                Ended       Ended      Ended
                                               August 1,   August 2,  August 3,
                                                 1998        1997       1996
                                              ----------  ----------  ----------
               Net income
                   As reported                $5,788,588  $4,911,554  $2,915,422
                                              ==========  ==========  ==========
                   Pro forma                  $5,640,083  $4,794,017  $2,862,726
                                              ==========  ==========  ==========

               Net income per common share:
                   As reported                $      .71  $      .61  $      .48
                                              ==========  ==========  ==========
                   Pro forma                  $      .69  $      .59  $      .45
                                              ==========  ==========  ==========
               Weighted average number of
                   shares outstanding          8,206,121   8,070,199   6,250,313
                                              ==========  ==========  ==========

       e. There were warrants outstanding aggregating 77,813 shares at August 1, 1998, all of which were granted at fair market value (the closing stock value at the date of grant). They are as follows:

                     1. In connection with the Company's debt restructuring on March 5, 1996 the Company granted additional warrants to purchase 17,510 shares of common stock to its lending

                                       F12
                          bank at an exercise price of $6.80. In connection with an amendment to a bank financing completed in May, 1994, the Company issued warrants to purchase 30,000 shares of common stock at an exercise price of $7.16. In connection with its incentive pricing amendment with the same bank, the Company reduced the exercise price to $5.50. At August 1, 1998, the bank held warrants for 34,778 shares at an exercise price of $4.74 and warrants for 18,035 shares at an exercise price of $6.60. As these warrants were issued prior to the effective date of SFAS No. 123, no compensation expense was recorded in fiscal 1998.

                     2. In connection with an extension of a consulting agreement, the Company had issued 15,000 additional warrants to purchase shares of common stock at an exercise price of $10.00 to a consultant, which were still outstanding at August 1, 1998. During the year ended August 2, 1997, the Company granted warrants to purchase 25,000 shares of common stock at an exercise price of $8.50. During fiscal 1998, the consultant exercised 25,000 warrants at an exercise price of $8.50 and at August 1, 1998, there were no warrants outstanding from this grant. In accordance with SFAS No. 123, $79,244 and $43,505 was recognized as compensation expense for this warrant for the years ended August 1, 1998 and August 2, 1997, respectively. The consulting agreement terminated during the current fiscal year and accordingly, all future compensation expense was recognized for the year ended August 1, 1998.

                     3. In connection with a consulting agreement with the Company's investor relations firm, the Company issued 10,000 warrants to purchase shares of common stock at an exercise price of $11.00. All of these warrants were outstanding as of August 1, 1998. During the year ended August 1, 1998, $5,608 of compensation cost was recognized in connection as a result of this grant.


9.     INCOME TAXES

       Provision for income taxes consists of the following:


                                                     Fiscal Year Ended
                                            -----------------------------------
                                             August 1,   August 2,    August 3,
                                               1998        1997         1996
                                            ----------  ----------   ----------
       Current:
           Federal                          $1,802,856  $1,889,377   $1,266,044
           State                               261,913     194,290      183,676
                                            ----------  ----------   ----------
                                             2,064,769   2,083,667    1,449,720
       Deferred:
           Federal and state                   569,970     147,982      (56,609)
                                            ----------  ----------   ----------
                                            $2,634,739  $2,231,649   $1,393,111
                                            ==========  ==========   ==========

       The difference between the income tax provision of $2,634,739 and the income tax expense of $2,639,497 of $4,758 represents Virgin Island Franchise taxes incurred by the Company's Foreign Sales Corporation.

       Deferred tax liabilities (assets) are comprised of the following:

                                       F13

                                                       August 1,      August 2,
                                                         1998           1997
                                                     -----------    -----------

       Depreciation                                  $ 1,374,853    $ 1,030,628
       Pension                                            98,025         97,870
       Federal effect of New York
          State tax credits                              162,127        118,783
       Difference in basis of fixed assets                84,322         92,684
       Revenue recognition                               444,640        245,978
                                                     -----------    -----------
       Gross deferred tax liabilities                  2,163,967      1,585,943
                                                     -----------    -----------

       Warranty reserve                                  (45,649)       (38,154)
       Amortization                                     (118,761)      (133,893)
       Inventory                                         (49,315)      (154,594)
       Bad debt reserve                                  (77,962)       (13,549)
       Deferred compensation                            (644,392)      (501,726)
       NYS tax credits                                  (476,231)      (349,359)
       Self-funded health insurance                         --         (213,591)
                                                     -----------    -----------
       Gross deferred tax assets                      (1,412,310)    (1,404,866)
                                                     -----------    -----------
       Net deferred tax liabilities                  $   751,657    $   181,077
                                                     ===========    ===========

       Deferred tax liabilities and assets are recorded in the consolidated balance sheets as follows:

                                                       August 1,      August 2,
                                                         1998           1997
                                                     -----------    -----------
       Liabilities:
           Deferred income taxes                     $ 1,406,162    $ 1,107,964
       Assets:
           Prepaid expenses and other
               current assets                            (36,550)      (425,540)
           Other assets                                 (617,955)      (501,347)
                                                     -----------    -----------
                                                     $   751,657    $   181,077
                                                     ===========    ===========

       The New York State tax credits expire at various dates through 2003.

       The following is a reconciliation of the statutory Federal and effective income tax rates:

                                                        Fiscal Year Ended
                                                   -----------------------------
                                                   August 1, August 2, August 3,
                                                     1998       1997     1996
                                                   --------- --------- ---------
                                                     % of       % of     % of
                                                    Pretax     Pretax   Pretax
                                                    Income     Income   Income
                                                   --------- --------- ---------
       Statutory Federal income tax  expense rate    34.0%      34.0%    34.0%
       State taxes, less Federal tax effect           1.8        1.6      1.5
       Permanent differences                           .4         .5       .6
       Tax benefits on foreign sales corp            (3.0)      (2.5)    (3.3)
       Federal tax credits and other                 (1.9)      (2.4)     (.5)
                                                     ----       ----     ----
                                                     31.3%      31.2%    32.3%
                                                     ====       ====     ====

10.    COMMITMENTS AND CONTINGENCIES

          a. The Company entered into an operating lease commencing August 1, 1992 and expiring July 31, 2002 for Del's offices and operating facility in Valhalla, NY. This lease includes escalations for real estate taxes and operating expenses. In September 1992 the Company entered into an operating lease for

                                       F14

             Dynarad's facility in Deer Park, NY. This lease provides escalation for real estate taxes. In May 1994 the Company entered into an operating lease for Bertan's facility in Hicksville, NY. This lease provides escalation for real estate taxes. On January 31, 1998 the Company renewed an operating lease expiring on January 31, 2003, for its Gendex-Del Medical Imaging facility in Franklin Park, IL. This lease provides escalations for real estate taxes and operating expenses. On March 6, 1998 the Company entered into an operating lease for its Gendex-Del Medical Imaging facility in Lincolnwood, IL. In addition, the Company has various auto leases accounted for as operating leases. The future minimum annual lease commitments as of August 1, 1998 are as follows:

                        Fiscal Year Ended                Amount
                        -----------------              ----------

                               1999                    $1,417,891
                               2000                     1,409,279
                               2001                     1,364,176
                               2002                     1,051,935
                               2003                       808,591
                              Thereafter                  298,451
                                                       ----------
                                                       $6,350,323
                                                       ==========

             Rent  expense  was  $1,384,952  in  1998,  $1,285,877  in 1997  and
             $1,117,068 in 1996, which includes real estate taxes of $361,943 in 1998, $289,105 in 1997 and $286,118 in 1996.

       b. The Company has an employment agreement with its President through July 31, 2005. The agreement provides for minimum base salary, deferred compensation and bonuses as defined. Under the terms of the agreement with the President, the Company will accrue deferred compensation at a rate of five percent of pretax income with a minimum of $100,000 and a maximum of $125,000. The accumulated amount at August 1, 1998 was $913,046. Such liability is funded by the Company's investments of $913,046, classified as available-for-sale. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of this employee's deferred compensation, based upon a contractual arrangement between the President and the Company. Bonus will accrue at five percent of pretax income. Also included in the President's agreement are certain benefits in the event of death or disability, as well as certain benefits in the event of a change of control. Upon completion of the term of the agreement, the President may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement.

             In connection with the acquisition of Dynarad, the Company had an employment agreement with one Vice President through 1998. As of April 1, 1997, the Vice President opted for an extension in the form of a consulting contract at a rate specified within the agreement.

             In connection with the acquisition of Dynarad, the Company entered into an employment agreement with a key employee. As of July 30, 1994, the employee has been engaged as a consultant at a rate specified within the agreement.

             The Company entered into ten year consulting agreements through 2002 with three of the former shareholders of Dynarad. The agreements call for annual payments of $52,000, $28,000 and $21,000, respectively.

       c. As of May 28, 1997, the former President of Bertan became a technical consultant to the Company. On April 23, 1998, upon completion of the employment phase of the agreement, the Company and the employee have agreed to a ten year non-compete agreement at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living.
             Additionally, the Company has entered into a ten year non-compete agreement with the former Chairman of Bertan at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living. At August 1, 1998 and August 2, 1997 the amounts recorded for the net present value of future obligations relating to the Bertan acquisition were $607,952 and $842,236, respectively.

                                       F15

       d. The Company is a defendant in several legal actions arising from the normal course of business. Management, on the advice of counsel, believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial condition, results of operations and cash flows.

11.     ACQUISITIONS

             As of March 6, 1998, the Company's Gendex-Del Medical Imaging Corp. subsidiary acquired selected assets of X-Ray Technologies, Inc., consisting of inventory, fixed assets, designs and technology for approximately $1,100,000 including transaction costs. The newly formed XTek division is a manufacturer of cost-effective medical imaging systems for physicians, chiropractors and veterinarians operating under Gendex-Del Medical Imaging, Corp.

             The acquisition has been accounted for as a purchase and accordingly the original purchase price was allocated to the assets acquired based on the estimated fair value at the date of acquisition. The transaction resulted in an excess of cost over fair value of net assets acquired of $883,419, which is included in goodwill. Such excess is being amortized over a 15 year period.

12.    MAJOR CUSTOMERS AND EXPORT SALES

             During fiscal years 1998, 1997 and 1996 no one customer accounted for more than ten percent of the Company's consolidated net sales.

             Export sales were 45 percent, 40 percent and 40 percent of total sales in 1998, 1997 and 1996, respectively.

             For the years ended August 1, 1998, August 2, 1997 and August 3, 1996, export sales by geographic areas were:

                              1998               1997              1996
                          -----------        -----------       -----------

       Europe             $ 8,178,548   29%  $ 6,709,380  31%  $ 5,460,305   31%
       Far East             7,277,981   26%    6,285,606  28%    5,446,443   31%
       North America        5,687,305   20%    4,817,555  22%    2,979,653   17%
       Middle East          4,063,918   14%    3,521,101  16%    3,374,581   20%
       South America        2,955,010   10%      455,241   2%      143,601    1%
       Africa                  96,802    1%      160,726   1%       38,359   --
                          -----------  ---   ----------- ---   -----------  ---
       Total export sales $28,259,564  100%  $21,949,609 100%  $17,442,942  100%
                          ===========  ===   =========== ===   ===========  ===

13.     SEGMENT REPORTING

               The following analysis provides segment information for the two industries in which the Company operates (see Note 1):

                                       F16

                                          Critical
                                         Electronic     Medical
           1998                          Subsystems     Systems        Total
          ------                        -----------   -----------   -----------
       Net Sales (a)                    $32,430,364   $29,874,514   $62,304,878

       Operating expenses                27,164,968    26,879,751    54,044,719
                                        -----------   -----------   -----------
       Operating profit                 $ 5,265,396   $ 2,994,763     8,260,159

       Interest income - net                                            167,926

       Provision for income taxes                                     2,639,497
                                                                    -----------
       Net income                                                   $ 5,788,588
                                                                    ===========

       Identifiable assets              $43,914,175   $28,442,452   $72,356,627
                                        ===========   ===========   ===========

       Capital expenditures             $ 1,787,592   $ 1,108,940   $ 2,896,532
                                        ===========   ===========   ===========

       Depreciation and amortization    $ 1,388,122   $   710,366   $ 2,098,488
                                        ===========   ===========   ===========

         (a) For the fiscal year ended August 1, 1998, sales of the Critical Electronic Subsystems segment included sales of approximately $14,064,000 to customers for medical imaging and diagnostic applications. Aggregate medical sales for the fiscal year ended August 1, 1998 were approximately $43,939,000 or 71% of total sales.
                                          Critical
                                         Electronic     Medical
           1997                          Subsystems     Systems        Total
          ------                        -----------   -----------   -----------
       Net Sales (a)                    $32,326,668   $22,358,621   $54,685,289

       Operating expenses                26,471,966    21,124,590    47,596,556
                                        -----------   -----------   -----------
       Operating profit                 $ 5,854,702   $ 1,234,031     7,088,733

       Interest income - net                                             54,470

       Provision for income taxes                                     2,231,649
                                                                    -----------
       Net income                                                   $ 4,911,554
                                                                    ===========

       Identifiable assets              $45,422,755   $18,862,218   $64,284,973
                                        ===========   ===========   ===========

       Capital expenditures             $ 1,837,219   $   822,262   $ 2,659,481
                                        ===========   ===========   ===========

       Depreciation and amortization    $ 1,119,327   $   691,781   $ 1,811,108
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

                                       F17

                                          Critical
                                         Electronic     Medical
           1996                          Subsystems     Systems        Total
          ------                        -----------   -----------   -----------
       Net Sales (a)                   $29,445,362    $14,300,092   $43,745,454

       Operating expenses               24,606,511     13,681,771    38,288,282
                                        -----------   -----------   -----------
       Operating profit                $ 4,838,851    $   618,321     5,457,172

       Interest expense - net                                        (1,148,639)

       Provision for income taxes                                     1,393,111
                                                                    -----------
       Net income                                                   $ 2,915,422
                                                                    ===========

       Identifiable assets             $54,763,918    $ 2,965,834   $57,729,752
                                        ===========   ===========   ===========

       Capital expenditures            $ 1,579,674    $   388,396   $ 1,968,070
                                        ===========   ===========   ===========

       Depreciation and amortization   $   856,261    $   340,050   $ 1,196,311
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

                                       F18

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                   QUARTER
                              --------------------------------------------------
                                 First        Second       Third        Fourth
                              -----------  -----------  -----------  -----------
YEAR ENDED August 1, 1998:

  Net sales                   $13,480,069  $14,403,182  $16,682,726  $17,738,901
                              ===========  ===========  ===========  ===========

  Gross profit                $ 5,432,524  $ 5,900,167  $ 6,687,147  $ 7,376,723
                              ===========  ===========  ===========  ===========

  Net income                  $ 1,256,987  $ 1,362,480  $ 1,444,741  $ 1,724,380
                              ===========  ===========  ===========  ===========

  Diluted earnings per share  $       .15  $       .17  $       .18  $       .21
                              ===========  ===========  ===========  ===========



                                                  QUARTER
                              --------------------------------------------------
                                 First        Second       Third        Fourth
                              -----------  -----------  -----------  -----------
YEAR ENDED August 2, 1997:

  Net sales                   $12,311,384  $12,691,871  $14,317,165  $15,364,869
                              ===========  ===========  ===========  ===========

  Gross profit                $ 4,805,146  $ 5,133,272  $ 5,372,545  $ 6,519,501
                              ===========  ===========  ===========  ===========

  Net income                  $   988,454  $ 1,119,848  $ 1,283,682  $ 1,519,570
                              ===========  ===========  ===========  ===========

  Diluted earnings per share  $       .12  $       .14  $       .16  $       .19
                              ===========  ===========  ===========  ===========

                                       F19

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DEL GLOBAL TECHNOLOGIES CORP.


                                              By:  /S/Leonard Trugman
                                                   ------------------
                                                   Leonard A.Trugman
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President


                                               By: /S/Michael H. Taber
                                                   -------------------
                                                   Michael Taber
                                                   Chief Financial Officer, Vice
                                                   President of Finance and
                                                   Secretary


Dated:  October 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/Natan Bertman              October 30, 1998
-----------------------
Natan Bertman, Director


/S/David Michael              October 30, 1998
-----------------------
David Michael, Director


/S/Seymour Rubin              October 30, 1998
-----------------------
Seymour Rubin, Director


/S/James Tiernan              October 30, 1998
-----------------------
James Tiernan, Director


/S/Leonard A. Trugman         October 30, 1998
-----------------------
Leonard A. Trugman
Chairman of the Board,
Chief Executive Officer and
President