Form 10-Q
period 1998-10-31
DEL GLOBAL TECHNOLOGIES CORP
filed 1998-12-14
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                October 31, 1998
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

Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on December 8, 1998.



                            Common Stock - 7,621,214

                                     PART I


Item 1.  Financial Statements

              Consolidated Balance Sheets - October 31, 1998 and August 1, 1998

              Consolidated Statements of Income for the Three Months ended October 31, 1998 and November 1, 1997

              Consolidated Statements of Cash Flows for the Three Months ended October 31, 1998 and November 1, 1997

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                       October 31,    August  1,
                                                          1998          1998
                                                       -----------   -----------

CURRENT ASSETS
        Cash and cash equivalents                     $ 1,957,560   $ 3,401,697
        Investments available-for-sale                    986,151       913,125
        Trade receivables - net                        15,211,469    14,341,744
        Cost and estimated earnings
             in excess of billings on
             uncompleted contracts                      4,214,898     3,306,673
        Inventory                                      31,268,248    29,195,262
        Prepaid expenses and other
             current assets                             1,876,092     1,358,847
                                                      -----------   -----------
             Total current assets                      55,514,418    52,517,348
                                                      -----------   -----------

FIXED ASSETS - Net                                     13,018,356    12,739,509
INTANGIBLES - Net                                         898,556       941,443
GOODWILL - Net                                          4,748,140     4,809,255
DEFERRED CHARGES                                          355,874       387,044
OTHER ASSETS                                              968,444       962,028
                                                      -----------   -----------
        TOTAL                                         $75,503,788   $72,356,627
                                                      ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
         Current portion of long-term debt            $   117,706   $   120,410
         Accounts payable - trade                       6,574,396     5,403,403
         Accrued liabilities                            4,085,080     3,938,623
         Deferred compensation liability                  982,948       913,046
         Income taxes                                     773,330       394,540
                                                      -----------   -----------
              Total current liabilities                12,533,460    10,770,022
                                                      -----------   -----------

LONG-TERM LIABILITIES
         LONG-TERM DEBT (less current
             portion included above)                      741,714       240,273
         OTHER                                            459,760       484,366
         DEFERRED INCOME TAXES                          1,500,292     1,406,162
                                                      -----------   -----------
              Total liabilities                        15,235,226    12,900,823
                                                      -----------   -----------

SHAREHOLDERS' EQUITY
         Common stock, $.10 par value;
              Authorized 20,000,000
              shares; Issued and
              outstanding - 8,001,217
              shares at October 31, 1998
              and 7,988,993 shares at
              August 1, 1998                              800,121       798,898
         Additional paid-in capital                    49,189,309    49,124,456
         Retained earnings                             13,789,992    12,360,906
                                                      -----------   -----------
                                                       63,779,422    62,284,260
         Less common stock in treasury -
              388,846 shares at October 31, 1998
              and 299,746 at August 1, 1998             3,510,860     2,828,456
                                                      -----------   -----------
              Total shareholders' equity               60,268,562    59,455,804
                                                      -----------   -----------
         TOTAL                                        $75,503,788   $72,356,627
                                                      ===========   ===========

   See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)




                                                        Three Months Ended
                                                  ------------------------------
                                                  October 31,       November 1,
                                                      1998             1997
                                                  ------------     -------------


NET SALES                                         $ 14,809,666     $ 13,480,069
                                                  ------------     ------------
COSTS AND EXPENSES:
     Cost of sales                                   8,679,168        8,047,545
     Research and development                        1,431,314        1,235,889
     Selling, general and administrative             2,621,162        2,402,399
     Interest expense (income) - net                     6,881          (54,275)
                                                  ------------     ------------
                                                    12,738,525       11,631,558
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                2,071,141        1,848,511
PROVISION FOR INCOME TAXES                             642,054          591,524
                                                  ------------     ------------
NET INCOME                                        $  1,429,087     $  1.256,987
                                                  ============     ============

NET INCOME PER COMMON SHARE AND
     COMMON SHARE EQUIVALENTS:

     BASIC                                        $        .19     $        .17
                                                  ============     ============
     DILUTED                                      $        .18     $        .15
                                                  ============     ============



 Weighted number of common
      shares outstanding                             7,648,413        7,439,410
                                                  ============     ============
 Weighted number of common
      shares outstanding and
      common share equivalents                       8,142,557        8,171,999
                                                  ============     ============





See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                         Three Months Ended
                                                     --------------------------
                                                     October 31,    November 1,
                                                        1998           1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $ 1,429,087    $ 1,256,987
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Imputed interest                                  10,974         16,570
        Depreciation                                     413,419        320,596
        Amortization                                     157,944        132,931
        Deferred income tax provision                     94,745         62,363
        Tax benefit from exercise of
          stock options and warrants                      18,019        159,964
        Amortization of stock based
          compensation                                     5,508         74,931
     Changes in assets and liabilities:
        Increase in trade receivables                   (869,725)      (902,327)
        Increase in cost and estimated
          earnings in excess of billings
          on uncompleted contracts                      (908,225)      (415,257)
        Increase in inventory                         (2,072,986)      (527,840)
        Increase in prepaid and other
          current assets                                (539,657)       (69,493)
        Increase in other assets                          (6,776)        (4,038)
        Increase in accounts payable - trade           1,170,993        631,514
        Increase (decrease) in accrued
          liabilities                                    145,842        (56,819)
        Increase in deferred compensation
          liability                                       69,902         61,861
        Increase (decrease) in income taxes
          payable                                        378,790        (20,475)
                                                     -----------    -----------
      Net cash (used in) provided by operating
          activities                                    (502,146)       721,468
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Expenditures for fixed assets                   (692,266)      (614,333)
        Investment in marketable securities              (73,026)      (236,891)
        Payments to former shareholders of
          subsidiary acquired                            (29,796)       (24,137)
                                                     -----------    -----------
      Net cash used in investing activities             (795,088)      (875,361)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from (repayment of)
          bank borrowing                                 498,737        (35,219)
        Payment for repurchase of shares                (682,404)       (72,097)
        Proceeds from exercise of stock
          options and warrants                            42,548        638,548
        Other                                             (5,784)        (3,213)
                                                     -----------    -----------
      Net cash (used in) provided by financing
        activities                                      (146,903)       528,019
                                                     -----------    -----------

                                                                     (Continued)
See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                         Three Months Ended
                                                     --------------------------
                                                      October 31,   November 1,
                                                         1998          1997
                                                     -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                       $(1,444,137)   $   374,126
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,401,697      6,070,608
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,957,560    $ 6,444,734
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid                                     $    33,724    $    18,005
                                                     ===========    ===========
   Income taxes paid                                 $   150,500    $   389,672
                                                     ===========    ===========






See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of October 31, 1998 and the results of its operations and its cash flows for the three months ended October 31, 1998 and November 1, 1997.

               The accounting  policies followed by the Company are set forth in
               Note 1 to the Company's financial statements as of August 1, 1998.

               The  consolidated   financial   statements   should  be  read  in
               conjunction with the notes to the financial statements as of August 1, 1998.

               Certain reclassifications have been made in the prior period's financial statements to correspond to the current period's presentation.

NOTE 2 The results of operations for the three month period ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 3         INVESTMENTS

               Investments available-for-sale at October 31, 1998 and August 1, 1998 include $982,948 and $913,046, respectively, for the Company's President's deferred compensation, pursuant to the terms of his employment contract. At October 31, 1998 and August 1, 1998 $59,960 and $24,841, respectively, were classified as cash and $922,988 and $888,205, respectively, were recorded as investments. The liabilities of $982,948 and $913,046, respectively, are recorded as deferred compensation liability. Gains and losses on the investments held to fund the deferred compensation, either recognized or unrealized, inure to the benefit or detriment of the President's deferred compensation, based upon a contractual arrangement between the President and the Company. At October 31, 1998, the balance of investments available-for-sale of $63,163 are equity securities held by the Company for its own account. Realized and unrealized gains and losses on these securities for the period ended October 31, 1998 were not material and are recorded in the financial statements.


NOTE 4         PERCENTAGE OF COMPLETION ACCOUNTING

                                                                    Three Months
                                                                       Ended
                                          October 31,    August 1,   October 31,
                                             1998          1998         1998
                                          -----------  -----------  -----------
               Costs incurred on
                 uncompleted contracts    $ 8,841,407  $ 6,804,554  $ 2,036,853

               Estimated earnings           5,470,390    4,178,103    1,292,287
                                          -----------  -----------  -----------
                                           14,311,797   10,982,657    3,329,140

               Less billings to date       10,096,899    7,675,984    2,420,915
                                          -----------  -----------  -----------

               Costs and estimated
                 earnings in excess of
                 billings on uncompleted
                 contracts                $ 4,214,898  $ 3,306,673  $   908,225
                                          ===========  ===========  ===========

               The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $4.9 million at October 31, 1998.

NOTE 5         INVENTORY

               Inventory is stated at the lower of cost (first-in, first-out) or market.

               Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

               Inventory consists of the following:

                                                       October 31,    August 1,
                                                          1998          1998
                                                       -----------  -----------

               Finished goods                          $ 5,192,841  $ 4,848,572
               Work-in-process                          12,138,693   11,333,936
               Raw material and purchased parts         13,936,714   13,012,754
                                                       -----------  -----------
               Total                                   $31,268,248  $29,195,262
                                                       ===========  ===========


NOTE 6         FIXED ASSETS

               Fixed assets consist of the following:

                                                       October 31,   August 1,
                                                          1998         1998
                                                       -----------  -----------

               Land                                    $   694,046  $   694,046
               Building                                  2,146,025    2,146,025
               Machinery and equipment                  11,862,160   11,370,262
               Furniture and fixtures                    1,512,569    1,484,310
               Leasehold improvements                    1,738,065    1,613,883
               EDP equipment                             1,939,199    1,891,272
               Transportation equipment                     30,103       30,103
                                                       -----------  -----------
                                                        19,922,167   19,229,901

               Less accumulated depreciation
                  and amortization                       6,903,811    6,490,392
                                                       -----------  -----------

               Net fixed assets                        $13,018,356  $12,739,509
                                                       ===========  ===========


NOTE 7         NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

               During  the  year  ended  August  1,  1998  the  Company  adopted
               Statement of Financial Accounting Standard "SFAS" No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Basic and diluted earnings per share have been restated for the quarter ended November 1, 1997 to reflect the adoption of SFAS No. 128.

NOTE 8         SUBSEQUENT EVENT

               In December 1998 the Company acquired certain selected assets of Acoma Medical Imaging Inc. for approximately $1.4 million in cash, including expenses, payable over a three year period. The acquired assets consisted of inventory, fixed assets and technology.

NOTE 9         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

               Reporting Comprehensive Income. In June 1997, the Financial Accounting Standards Board "FASB" issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for years beginning after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting from the adoption of this statement and has found that no further disclosures are needed.

               Disclosures   About   Segments  of  an  Enterprise   and  Related
               Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. This statement is effective for fiscal years commencing after December 15,

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

OVERVIEW

                 The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed four acquisitions in the past five years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; Gendex-Del (a manufacturer of medical imaging systems) in fiscal 1996 and X-Ray Technologies, Inc. ( a manufacturer of medical imaging systems) in fiscal 1998. The Company's net sales have increased from approximately $24.3 million in fiscal 1994 to approximately $62.3 million in fiscal 1998, a compounded annual growth rate of 26.5%.

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

RESULTS OF OPERATIONS

                 Net sales for the three months ended October 31, 1998 were approximately $14.8 million as compared to approximately $13.5 million for the three months ended November 1, 1997, an increase of 9.9%. The increase is due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales for the three months ended October 31, 1998, was 58.6% compared to 59.7% for the prior corresponding period. This improvement in margins is due to the change in product mix in the period and operating efficiencies.

                 Research and development expenses increased to approximately $1.4 million for the three months ended October 31, 1998 from approximately $1.2 million for the three months ended November 1, 1997, an increase of 15.8%. The increase was primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately $2.6 million, or 17.7% of net sales, for the three months ended October 31, 1998 as compared to approximately $2.4 million, or 17.8% of net sales, for the same period in the prior year, a decrease of .1%.

                 Net interest expense was approximately $7,000 for the three months ended October 31, 1998 as compared to interest income of approximately $54,000 for the corresponding period in the prior year. Interest expense resulted because imputed interest and bank commitment fees exceeded net interest income for the quarter.

                 Income tax expense was 31% of pre-tax income for the three months ended October 31, 1998 and 32% for the three months ended November 1, 1997. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income increased to approximately $1,429,000 for the three months ended October 31, 1998, an increase of 13.7% from approximately $1,257,000 million for the prior corresponding period. Basic earnings per share at October 31, 1998 increased to $.19 from $.17 at November 1, 1997, an increase of 11.8%. Diluted earnings per share increased to $.18 at October 31, 1998 from $.15 at November 1, 1997, an increase of 20%. The number of common shares outstanding increased to 7,648,413 at October 31, 1998 from 7,439,410 at November 1, 1997 and the number of common shares and common share equivalents decreased to 8,142,557 at October 31, 1998 from 8,171,999 at November 1, 1997. The increase in net income for the three month period ended October 31, 1998 is primarily due to higher sales and improved gross margins.

                 The backlog of unshipped orders at October 31, 1998 was approximately $38.9 million.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

                 Working Capital. At October 31, 1998 and August 1, 1998, the Company's working capital was approximately $43.0 million and $41.7 million, respectively. At such dates the Company had approximately $2.0 million and $3.4 million, respectively, in cash and cash equivalents.

                 Trade receivables at October 31, 1998 increased approximately $870,000 as compared to August 1, 1998, primarily due to increased sales levels.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $4.2 million at October 31, 1998 from approximately $3.3 million at August 1, 1998 due to additional work performed in the quarter on long term contracts accounted for under the percentage of completion method of accounting.

                 Inventory at October 31, 1998 increased approximately $2.1 million as compared to August 1, 1998, primarily because of additional production requirements of a major new OEM contract which increased in the quarter at Gendex-Del Medical Imaging Corp.

                 Prepaid expenses and other current assets at October 31, 1998 increased approximately $517,000 as compared to August 1, 1998 due to increases in prepaid show expenses and prepaid expenses related to increased acquisition activity.

                 Trade accounts payable increased approximately $1.2 million at October 31, 1998 from August 1, 1998, primarily because of the increased inventory requirements of a major new OEM contract.

                 Credit Facility and Borrowing. At October 31, 1998, the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line. The available portion of the revolving credit line was approximately $13.3 million, after deducting outstanding letters of credit of approximately $148,000 and $9.5 million was available under its acquisition credit line.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $692,000 for capital equipment for the three month period ended October 31, 1998.

                 The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its current operating cash needs.

                 Shareholders' Equity. Shareholders' equity increased to approximately $60.3 million at October 31, 1998 from approximately $59.5 million at August 1, 1998, primarily due to the results of operations. Additionally, during the period 12,224 stock options were exercised, with proceeds of $42,449 and 89,100 shares of common stock were repurchased at a cost of $682,404.

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

                 As part of the year 2000 readiness process, significant customers, service providers, vendors and suppliers who are believed to be critical to business operations after January 1, 2000 have been identified and steps are underway in an attempt to reasonably ascertain their stage of readiness. The Company is surveying them primarily through written correspondence. With respect to mission critical third parties the Company intends to create contingency plans to mitigate its exposure to such third parties that are not year 2000 compliant. In the event any mission critical third parties do not achieve full compliance, the Company believes it has sufficient alternative resources upon which to rely. Despite its efforts to ascertain the readiness of its customers, suppliers and service providers, the Company cannot be certain as to the actual year 2000 readiness of these third parties or the impact their non-compliance may have on the Company's future financial position, the results of its operations or its cash flows.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

                 Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for years beginning after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting from the adoption of this statement and has found that no further disclosures are needed.

                 Disclosures About Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. This statement is effective for fiscal years commencing after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not applicable.

                                     PART II

Item 1.        Legal Proceedings

                         None


Item 2.        Changes in Securities

                         None


Item 3.        Defaults on Senior Securities

                         None


Item 4.        Submission to a Vote of Security Holders

                         None


Item 5.        Other Information

               (a) At the November 10, 1998 meeting of the Company's Board of Directors, Roger J. Winston was elected a director of the Company until the next Annual Meeting of Shareholders scheduled to be held on February 11, 1999.


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










                                               DEL GLOBAL TECHNOLOGIES CORP.




                                               /S/LEONARD A. TRUGMAN
                                               ---------------------
                                               Leonard A. Trugman
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               and President




                                               /S/MICHAEL H. TABER
                                               ---------------------
                                               Michael H. Taber
                                               Chief Financial Officer,
                                               Vice President of Finance
                                               and Secretary



Dated:  December 11, 1998