Form 10-Q
period 1999-01-30
DEL GLOBAL TECHNOLOGIES CORP
filed 1999-03-11
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended               January 30, 1999
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

Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on March 11, 1999.



                            Common Stock - 7,709,985

                                     PART I


Item 1.  Financial Statements

              Consolidated Balance Sheets - January 30, 1999 and August 1, 1998

              Consolidated Statements of Income for the Three Months and Six Months ended January 30, 1999 and January 31, 1998

              Consolidated Statements of Cash Flows for the Six Months ended January 30, 1999 and January 31, 1998

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                       January 30,   August  1,
                                                          1999          1998
                                                       -----------   ----------
CURRENT ASSETS
        Cash and cash equivalents                     $   883,299   $ 3,401,697
        Investments available-for-sale                  1,084,088       913,125
        Trade receivables - net                        15,353,620    14,341,744
        Cost and estimated earnings
             in excess of billings on
             uncompleted contracts                      4,761,238     3,306,673
        Inventory                                      33,658,710    29,195,262
        Prepaid expenses and other
             current assets                             2,183,709     1,358,847
                                                      -----------   -----------
             Total current assets                      57,924,664    52,517,348
                                                      -----------   -----------

FIXED ASSETS - Net                                     13,398,554    12,739,509
INTANGIBLES - Net                                         855,669       941,443
GOODWILL - Net                                          5,539,085     4,809,255
DEFERRED CHARGES                                          325,687       387,044
OTHER ASSETS                                              971,291       962,028
                                                      -----------   -----------
        TOTAL                                         $79,014,950   $72,356,627
                                                      ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
         Current portion of long-term debt            $   552,478   $   120,410
         Accounts payable - trade                       6,665,750     5,403,403
         Accrued liabilities                            4,109,372     3,938,623
         Deferred compensation liability                1,125,052       913,046
         Income taxes                                   1,021,581       394,540
                                                      -----------   -----------
              Total current liabilities                13,474,233    10,770,022
                                                      -----------   -----------

LONG-TERM LIABILITIES
         LONG-TERM DEBT (less current
              portion included above)                   1,191,906       240,273
         OTHER                                            429,370       484,366
         DEFERRED INCOME TAXES                          1,590,536     1,406,162
                                                      -----------   -----------
              Total liabilities                        16,686,045    12,900,823
                                                      -----------   -----------

SHAREHOLDERS' EQUITY
         Common stock, $.10 par value;
              Authorized 20,000,000
              shares; Issued and
              outstanding 8,119,272
              shares at January 30, 1999
              and 7,988,993 shares at
              August 1, 1998                              811,926       798,898
         Additional paid-in capital                    49,713,213    49,124,456
         Retained earnings                             15,394,436    12,360,906
                                                      -----------   -----------
                                                       65,919,575    62,284,260
         Less common stock in treasury -
              396,887 shares at January 30, 1999
              and 299,746 at August 1, 1998             3,590,670     2,828,456
                                                      -----------   -----------
              Total shareholders' equity               62,328,905    59,455,804
                                                      -----------   -----------
         TOTAL                                        $79,014,950   $72,356,627
                                                      ===========   ===========

   See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                      Three Months Ended             Six Months Ended
                                 ---------------------------    --------------------------
                                  January 31,    January 30,     January 30,    January 31,
                                     1999           1998            1999           1998
                                 ------------   ------------    ------------   ------------
NET SALES                        $ 15,921,952   $ 14,403,182    $ 30,731,618   $ 27,883,251
                                 ------------   ------------    ------------   ------------
COSTS AND EXPENSES:
     Cost of sales                  9,308,253      8,503,015      17,987,421     16,550,560
     Research and development       1,522,929      1,464,357       2,954,243      2,700,246
     Selling, general and
         administrative             2,749,659      2,476,438       5,370,821      4,878,837
     Interest expense (income)
         - net                         15,831        (44,275)         22,712        (98,550)
                                 ------------   ------------    ------------   ------------
                                   13,596,672     12,399,535      26,335,197     24,031,093
                                 ------------   ------------    ------------   ------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES               2,325,280      2,003,647       4,396,421      3,852,158
PROVISION FOR INCOME TAXES            720,836        641,167       1,362,890      1,232,691
                                 ------------   ------------    ------------   ------------
NET INCOME                       $  1,604,444   $  1,362,480    $  3,033,531   $  2,619,467
                                 ============   ============    ============   ============

NET INCOME PER COMMON
     SHARE AND COMMON SHARE
     EQUIVALENTS:
     BASIC                       $        .21   $        .18    $        .40   $        .35
                                 ============   ============    ============   ============
     DILUTED                     $        .20   $        .17    $        .37   $        .32
                                 ============   ============    ============   ============
Weighted average number of
common shares outstanding           7,648,308      7,472,140       7,648,361      7,455,775
                                 ============   ============    ============   ============
Weighted average number of
common shares outstanding and
      common share equivalents      8,205,600      8,172,285       8,174,078      8,172,142
                                 ============   ============    ============   ============


See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                     ---------------------------
                                                     January 30,    January 31,
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $ 3,033,530    $ 2,619,467
     Adjustments to reconcile net income
       to net cash (used in) provided by
       operating activities net of effects of
       purchase of Acoma Medical Imaging Inc.:
       Depreciation                                      843,725        657,821
       Amortization                                      322,676        264,646
       Deferred income tax provision                     184,374        114,759
       Tax benefit from exercise of stock
          options and warrants                           131,391        325,594
       Imputed interest                                   10,974         46,793
       Amortization of stock based compensation           11,215         79,047
       Changes in assets and liabilities:
          Increase in trade receivables               (1,011,876)    (1,171,081)
          Increase in cost and estimated earnings
             in excess of billings on uncompleted
             contracts                                (1,454,565)      (193,669)
          Increase in inventory                       (4,013,448)    (1,620,728)
          Increase in prepaid and other current
             assets                                     (869,686)      (652,476)
          Increase in other assets                        (9,983)       (17,259)
          Increase in accounts payable - trade         1,262,347        559,812
          Increase (decrease) in accrued
             liabilities                                 170,749       (242,319)
          Increase in deferred compensation
             liability                                   212,006         94,141
          Increase (decrease) in income taxes
             payable                                     627,041        (77,745)
                                                     -----------    -----------
   Net cash (used in) provided by operating
       activities                                       (549,530)       786,803
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net cash paid on acquisition of
          subsidiaries                                  (509,219)          --
        Expenditures for fixed assets                 (1,502,770)    (1,218,395)
        Investment in marketable securities             (170,963)      (131,888)
        Payments to former shareholders of
          subsidiary acquired                            (60,186)       (27,829)
                                                     -----------    -----------
   Net cash used in investing activities              (2,243,138)    (1,378,112)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from (repayment of) bank
          borrowing                                      583,701        (66,198)
        Payment for repurchase of shares                (692,474)      (918,129)
        Proceeds from exercise of stock options
          and warrants                                   328,500        841,153
        Other                                             54,543         41,453
                                                     -----------    -----------
   Net cash provided by (used in) financing
        activities                                       274,270       (101,721)
                                                     -----------    -----------

                                                                     (Continued)
See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                         Six months ended
                                                   ----------------------------
                                                   January 30,      January 31,
                                                      1999             1998
                                                   -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS          $(2,518,398)     $  (693,030)
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                               3,401,697        6,070,608
                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $   883,299      $ 5,377,578
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Interest paid                                $    75,698      $    62,587
                                                   ===========      ===========
      Income taxes paid                            $   419,469      $   865,083
                                                   ===========      ===========

SUPPLEMENTAL SCHEDULE OF INVESTING AND
   FINANCING ACTIVITIES:

   Acquisition of selected assets                  $ 1,309,219

   Payment due under acquisition term note            (800,000)
                                                   -----------

   Net cash paid to acquire selected assets        $   509,219
                                                   ===========






See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of January 30, 1999 and the results of its operations and its cash flows for the six months ended January 30, 1999 and January 31, 1998.

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

NOTE 2 The results of operations for the three month and six month periods ended January 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 3         INVESTMENTS AND DEFERRED COMPENSATION

               At January 30, 1999, the Company had set aside $1,125,042 of deferred compensation for its President and certain key executives. Of this amount $123,963 was in cash and $1,001,089 was in investments available-for-sale. Included in investments available-for-sale are $82,999 are U. S. Treasury bonds and equity securities held by the Company for its own account and are recorded at fair market. At August 1, 1998, the Company had $913,046 of deferred compensation for its President which was in investments available-for sale. The deferred compensation liability at January 30, 1999 and August 1, 1998 was $1,125,042 and $913,046, respectively. Gains and losses on the investments held to fund the deferred compensation, either recognized or realized, inure to the benefit or detriment of the President's or key executives' individual deferred compensation. Realized and unrealized gains and losses on investments held for the Company's account in the six month period ended January 30, 1999 were not material and are recorded in the financial statements.


NOTE 4         PERCENTAGE OF COMPLETION ACCOUNTING
                                                                   Six Months
                                                                     Ended
                                         January 30,    August 1,  January 30,
                                            1999          1998        1999
                                         -----------  -----------  -----------
               Costs incurred on
                  uncompleted contracts  $10,460,295  $ 6,804,554  $ 3,655,741

               Estimated earnings          6,422,245    4,178,103    2,244,142
                                         -----------  -----------  -----------
                                          16,882,540   10,982,657    5,899,883

               Less billings to date      12,121,302    7,675,984    4,445,318
                                         -----------  -----------  -----------

               Costs and estimated
                  earnings in excess
                  of billings on
                  uncompleted contracts  $ 4,761,238  $ 3,306,673  $ 1,454,565
                                         ===========  ===========  ===========


               The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $4.7 million at January 30, 1999.

NOTE 5         INVENTORY

               Inventory is stated at the lower of cost (first-in, first-out) or market.

               Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

               Inventory consists of the following:     January 30,   August 1,
                                                           1999         1998
                                                       -----------  -----------

               Finished goods                          $ 5,589,834  $ 4,848,572
               Work-in-process                          15,956,247   11,333,936

               Raw material and purchased parts         12,112,629   13,012,754
                                                       -----------  -----------
               Total                                   $33,658,710  $29,195,262
                                                       ===========  ===========


NOTE 6         FIXED ASSETS

               Fixed assets consist of the following:

                                                       January 30,   August 1,
                                                           1999         1998
                                                       -----------  -----------

               Land                                    $   694,046  $   694,046
               Building                                  2,146,025    2,146,025
               Machinery and equipment                  12,724,509   11,370,262
               Furniture and fixtures                    1,541,532    1,484,310
               Leasehold improvements                    1,628,043    1,613,883
               EDP equipment                             1,968,413    1,891,272
               Transportation equipment                     30,103       30,103
                                                       -----------  -----------
                                                        20,732,671   19,229,901

               Less accumulated depreciation
                  and amortization                       7,334,117    6,490,392
                                                       -----------  -----------

               Net fixed assets                        $13,398,554  $12,739,509
                                                       ===========  ===========


NOTE 7         NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

               During the year ended August 1, 1998, the Company adopted Statement of Financial Accounting Standard "SFAS" No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Basic and diluted earnings per share have been restated for all prior periods to reflect the adoption of SFAS No. 128.


NOTE 8         ACQUISITION

               In December 1998, the Company acquired certain selected assets of Acoma Medical Imaging Inc. for approximately $1.4 million in cash, including expenses, payable over a three year period. The acquired assets consisted of inventory and technology.


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

               Disclosures   About   Segments  of  an  Enterprise   and  Related
               Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

               Disclosures about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

               Disclosures about Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all quarters of all fiscal years beginning after December 15, 1999. Management does not anticipate that this statement will
               have  any  effect  on  the   Company's   consolidated   financial
               statements.

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

OVERVIEW

                 The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed five acquisitions in the past five years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; Gendex-Del (a manufacturer of medical imaging systems) in fiscal 1996, X-Ray Technologies, Inc. (a manufacturer of medical imaging systems) in fiscal 1998 and Acoma Medical Imaging Inc. (a manufacturer of medical imaging systems) in fiscal 1999. The Company's net sales have increased from approximately $24.3 million in fiscal 1994 to approximately $62.3 million in fiscal 1998, a compounded annual growth rate of 26.5%.

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

                 Management believes that recent cost containment trends in the healthcare industry have created opportunities for its cost-effective medical imaging systems and subsystems in domestic and international markets. Some of these trends are increased demand for lower cost medical equipment, outsourcing of systems and critical electronic subsystems by leading original equipment manufacturers ("OEMs"), increased demand for certain diagnostic procedures and lower cost medical services in the global marketplace.

RESULTS OF OPERATIONS

                 Net sales for the three months ended January 30, 1999 were approximately $15.9 million as compared to approximately $14.4 million for the three months ended January 31, 1998, an increase of 10.5%. Net sales for the six months ended January 30, 1999 were approximately $30.7 million as compared to approximately $27.9 million for the six months ended January 31, 1998, an increase of 10.2%. These increases were due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales, for the three and six months ended January 30, 1999 were 58.5% compared to 59.0% and 59.7% for the prior corresponding periods. This improvement in margins is due to operating efficiencies and a change in product mix in the period.

                 Research and development expenses were approximately $1.5 million for the three month periods ended January 30, 1999 and January 31, 1998. Research and development expenses increased to approximately $3.0 million for the six months ended January 30, 1999 from approximately $2.7 million for the six months ended January 31, 1998, an increase of 9.4%. The increase was primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately $2.7 million, or 17.3% of net sales, for the three months ended January 30, 1999, as compared to approximately $2.5 million, or 17.2% of net sales, for the same period in the prior year, a decrease of .1%. Selling, general and administrative expenses were approximately $5.4 million, or 17.5% of net sales, for the six months ended January 30, 1999 as compared to approximately $4.9 million, or 17.5% of net sales, for the same period in the prior year.

                 Net interest expense was approximately $16,000 for the three months ended January 30, 1999 as compared to interest income of approximately $44,000 for the corresponding period in the prior year. Net interest expense was approximately $23,000 for the six months ended January 30, 1999, as compared to net interest income of approximately $99,000 for the corresponding period in the prior year. Interest expense resulted because the increase in long-term debt increased interest expense in excess of interest income for the three and six month periods ended January 30, 1999.

                 Income tax expense was 31% of pre-tax income for the three and six months ended January 30, 1999 and 32% for the three and six months ended January 31, 1998. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income  increased  to  approximately  $1.6  million for the three months ended January 30, 1999, an increase of approximately 17.8%, from approximately $1.4 million for the prior corresponding period. Basic earnings per share for the three months ended January 30, 1999 increased to $.21 from $.18 for the three months ended January 31, 1998, an increase of 16.7%. Diluted earnings per share rose to $.20 from $.17 for the three months ended January 30, 1999 and January 31, 1998, respectively, an increase of 17.6%. The weighted average number of common shares outstanding at January 30, 1999 were 7,648,308, as compared to 7,472,140 at January 31, 1998. The weighted average number of common shares and common share equivalents at January 30, 1999 increased to 8,205,600 from 8,172,285 at January 31, 1998. Net income increased to approximately $3.0 million for the six months ended January 30, 1999, an increase of approximately 15.8%, from approximately $2.7 million for the prior corresponding period. Basic earnings per share for the six months ended January 30, 1999 increased to $.40 from $.35 for the six months ended January 31, 1998, an increase of 14.3%. Diluted earnings per share rose to $.37 from $.32 for the six months ended January 30, 1999 and January 31, 1998, respectively, an increase of 15.6%. The weighted average number of common shares outstanding at January 30, 1999 were 7,648,361 as compared to 7,455,775 at January 31, 1998.
The weighted average number of common shares and common share equivalents at January 30, 1999 increased to 8,174,078 from 8,172,142 at January 31, 1998. The increase in net income for the three and six month periods ended January 30, 1999 was due to internal growth and improved gross margins.

                 The backlog of unshipped orders at January 30, 1999 was approximately $41.6 million.


LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

                 Working Capital. At January 30, 1999 and August 1, 1998, the Company's working capital was approximately $44.5 million and $41.7 million, respectively. At such dates the Company had approximately $900,000 and $3.4 million, respectively, in cash and cash equivalents.

                 Trade receivables at January 30, 1999 increased approximately $1.0 million as compared to August 1, 1998, primarily due to increased sales levels.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $4.8 million at January 30, 1999 from approximately $3.3 million at August 1, 1998 due to additional work performed during the period on long term contracts accounted for under the percentage of completion method of accounting.

                 Inventory at January 30, 1999 increased approximately $4.5 million, as compared to August 1, 1998, primarily because of higher levels of sales of medical systems and subsystems and the acquisition of Acoma Medical Imaging Inc. inventory during the period.

                 Prepaid expenses and other current assets at January 30, 1999 increased approximately $825,000, as compared to August 1, 1998, due to increases in prepaid trade show expenses and prepaid expenses related to increased acquisition activity.

                 Trade accounts payable increased approximately $1.3 million at January 30, 1999 from August 1, 1998 primarily because of higher levels of sales of medical systems and subsystems.

                 Credit Facility and Borrowing. At January 30, 1999, the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line. The available portion of the revolving credit line was approximately $13.5 million, after deducting borrowings of $300,000 and outstanding letters of credit of approximately $208,000. $9.5 million was available under the Company's acquisition credit line.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing efficiency and capacity. The Company has expended approximately $1.5 million for capital equipment for the six month period ended January 30, 1999.

                 The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its current operating cash needs.

                 Shareholders' Equity. Shareholders' equity increased to approximately $62.3 million at January 30, 1999 from approximately $59.5 million at August 1, 1998, primarily due to the results of operations. Additionally, during the period 108,436 stock options and 15,000 warrants were exercised, with proceeds of $328,500 and 97,141 shares of common stock were repurchased at a cost of $692,474.

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

                 As part of the year 2000 readiness process, significant customers, service providers, vendors and suppliers who are believed to be critical to business operations after January 1, 2000 have been identified and steps are underway in an attempt to reasonably ascertain their stage of readiness. The Company is surveying them primarily through written correspondence. With respect to mission critical third parties, the Company intends to create contingency plans to mitigate its exposure to such third parties that are not year 2000 compliant. In the event any mission critical third parties do not achieve full compliance, the Company believes it has sufficient alternative resources upon which to rely. Despite its efforts to ascertain the readiness of its customers, suppliers and service providers, the Company cannot be certain as to the actual year 2000 readiness of these third parties or the impact their non-compliance may have on the Company's future financial position, the results of its operations or its cash flows.

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

                 Disclosures About Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments, to the corresponding amounts in the general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS No. 131.

                 Disclosures about Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

                 Disclosures   about   Derivative    Instruments   and   Hedging
Activities.  In June  1998,  the FASB  issued  SFAS  No.  133,  "Accounting  for
Derivative  Instruments  and  Hedging  Activities."  SFAS  No.  133  establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all quarters of all fiscal years beginning after December 15, 1999. Management does not anticipate that this
statement  will  have  any  effect  on  the  Company's   consolidated  financial
statements.


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

                        None

Item 3.        Defaults on Senior Securities

                        None

Item 4.        Submission to a Vote of Security Holders

                        At the annual meeting of stockholders of the Company held on February 11, 1999, the stockholders elected the following directors: Natan V. Bertman, David Michael, Seymour Rubin, James Tiernan, Leonard A. Trugman and Roger J. Winston.

                        Election of Directors          For           Withheld
                        ---------------------       ---------        --------

                        Leonard A. Trugman          6,953,087          92,441
                        Natan V. Bertman            6,953,152          92,376
                        David Michael               6,954,106          91,422
                        Seymour Rubin               6,952,527          92,601
                        James Tiernan               6,952,801          92,727
                        Roger J. Winston            6,948,791          96,737


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



Dated: March 11, 1999