Form 10-Q
period 1999-05-01
DEL GLOBAL TECHNOLOGIES CORP
filed 1999-06-10
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                 May 1, 1999
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on June 9, 1999.



                            Common Stock - 7,772,884

                                     PART I


Item 1.  Financial Statements

              Consolidated Balance Sheets - May 1,1999 and August 1, 1998

              Consolidated Statements of Income for the Three Months and Nine Months Ended May 1, 1999 and May 2, 1998

              Consolidated Statements of Cash Flows for the Nine Months Ended May 1, 1999 and May 2, 1998

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                         May 1,       August  1,
                                                         1999           1998
                                                     -----------     -----------

CURRENT ASSETS
        Cash and cash equivalents                    $   952,144     $ 3,401,697
        Investments available-for-sale                 1,068,384         913,125
        Trade receivables - net                       15,927,676      14,341,744
        Cost and estimated earnings in
             excess of billings on
             uncompleted contracts                     5,441,540       3,306,673
        Inventory                                     34,936,021      29,195,262
        Prepaid expenses and other
             current assets                            2,306,413       1,358,847
                                                     -----------     -----------
             Total current assets                     60,632,178      52,517,348
                                                     -----------     -----------

FIXED ASSETS - Net                                    13,864,911      12,739,509
INTANGIBLES - Net                                        812,782         941,443
GOODWILL - Net                                         5,648,726       4,809,255
DEFERRED CHARGES                                         294,889         387,044
OTHER ASSETS                                             984,183         962,028
                                                     -----------     -----------
        TOTAL                                        $82,237,669     $72,356,627
                                                     ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
         Current portion of long-term debt           $   550,309     $   120,410
         Accounts payable - trade                      7,016,236       5,403,403
         Accrued liabilities                           4,496,002       3,938,623
         Deferred compensation liability               1,173,749         913,046
         Income taxes                                  1,436,813         394,540
                                                     -----------     -----------
              Total current liabilities               14,673,109      10,770,022
                                                     -----------     -----------

LONG-TERM LIABILITIES
         LONG-TERM DEBT (less current
              portion included above)                  1,263,773         240,273
         OTHER                                           591,206         484,366
         DEFERRED INCOME TAXES                         1,598,709       1,406,162
                                                     -----------     -----------
              Total liabilities                       18,126,797      12,900,823
                                                     -----------     -----------

SHAREHOLDERS' EQUITY
         Common stock, $.10 par value;
              Authorized 20,000,000 shares;
              Issued and outstanding -
              8,157,979 shares at May 1, 1999
              and 7,988,993 shares at
              August 1, 1998                             815,799         798,898
         Additional paid-in capital                   50,085,345      49,124,456
         Retained earnings                            17,168,435      12,360,906
                                                     -----------     -----------
                                                      68,069,579      62,284,260
         Less common stock in treasury -
              445,237 shares at May 1, 1999
              and 299,746 at August 1, 1998            3,958,707       2,828,456
                                                     -----------     -----------
              Total shareholders' equity              64,110,872      59,455,804
                                                     -----------     -----------
         TOTAL                                       $82,237,669     $72,356,627
                                                     ===========     ===========

   See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                         Three Months Ended              Nine Months Ended
                                     ---------------------------    ---------------------------
                                         May 1,         May 2,          May 1,         May 2,
                                         1999           1998            1999           1998
                                     ------------   ------------    ------------   ------------
NET SALES                            $ 18,684,525   $ 16,682,726    $ 49,416,143   $ 44,565,977
                                     ------------   ------------    ------------   ------------
COSTS AND EXPENSES:
     Cost of sales                     11,216,870      9,995,579      29,204,291     26,546,139
     Research and development           1,753,406      1,548,915       4,707,649      4,249,161
     Selling, general and
         administrative                 3,064,658      3,019,143       8,435,479      7,897,980
     Interest expense (income)
         - net                             78,577         (5,530)        101,289       (104,080)
                                     ------------   ------------    ------------   ------------
                                       16,113,511     14,558,107      42,448,708     38,589,200
                                     ------------   ------------    ------------   ------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                   2,571,014      2,124,619       6,967,435      5,976,777
PROVISION FOR INCOME TAXES                797,015        679,878       2,159,905      1,912,569
                                     ------------   ------------    ------------   ------------
NET INCOME                           $  1,773,999   $  1,444,741    $  4,807,530   $  4,064,208
                                     ============   ============    ============   ============

NET INCOME PER COMMON
     SHARE AND COMMON SHARE
     EQUIVALENTS:
     BASIC                           $        .23   $        .19    $        .63   $        .54
                                     ============   ============    ============   ============
     DILUTED                         $        .22   $        .18    $        .59   $        .50
                                     ============   ============    ============   ============

Weighted average number of
     common shares outstanding          7,700,294      7,541,988       7,658,666      7,484,513
                                     ============   ============    ============   ============
Weighted average number of
     common shares outstanding and
     common share equivalents           8,163,269      8,228,828       8,163,470      8,191,038
                                     ============   ============    ============   ============



See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                     --------------------------
                                                        May 1,         May 2,
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                        $ 4,807,530    $ 4,064,208
     Adjustments to reconcile net income
       to net cash provided by operating
       activities net of effects of acquisitions:
       Depreciation                                    1,287,436      1,026,803
       Amortization                                      508,615        405,290
       Deferred income tax provision                     192,547        115,602
       Tax benefit from exercise of stock options
          and warrants                                   450,530        780,959
       Imputed interest                                   62,986         62,751
       Amortization of stock-based compensation           16,822        101,123
       Changes in assets and liabilities:
         Increase in trade receivables                (1,585,932)    (1,836,497)
         Increase in cost and estimated earnings
            in excess of billings on uncompleted
            contracts                                 (2,134,867)    (1,018,231)
         Increase in inventory                        (5,290,759)    (2,530,225)
         Increase in prepaid and other current assets (1,014,802)      (530,755)
         (Increase) decrease in other assets             (22,875)         1,285
         Increase in accounts payable - trade          1,612,833      1,577,410
         Increase in accrued liabilities                 584,712        789,818
         Increase in deferred compensation liability     260,703        136,510
         Increase (decrease) in income taxes payable   1,042,273       (163,904)
                                                     -----------    -----------
   Net cash provided by operating activities             777,752      2,982,147
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net cash paid on acquisition of subsidiaries     (550,018)      (899,926)
       Expenditures for fixed assets                  (2,412,838)    (1,731,275)
       Investment in marketable securities              (114,459)      (160,537)
       Payments to former shareholders of
               subsidiaries acquired                    (119,569)       (56,772)
                                                     -----------    -----------
   Net cash used in investing activities              (3,196,884)    (2,848,510)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from (repayment of) bank
          borrowing                                      653,399       (147,272)
       Payment for repurchase of shares               (1,130,251)    (1,430,852)
       Proceeds from exercise of stock options
          and warrants                                   448,498      1,275,801
       Other                                              (2,067)        40,497
                                                     -----------    -----------
   Net cash used in financing activities                 (30,421)      (261,826)
                                                     -----------    -----------

                                                                     (Continued)
See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                          Nine Months Ended
                                                     --------------------------
                                                        May 1,         May 2,
                                                        1999           1998
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            $(2,449,553)   $  (128,189)
CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                 3,401,697      6,070,608
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   952,144    $ 5,942,419
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Interest paid                                  $   142,395    $    36,109
                                                     ===========    ===========
      Income taxes paid                              $   473,940    $ 1,091,188
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF INVESTING AND
   FINANCING ACTIVITIES:
      Acquisition of selected assets                 $ 1,508,702    $   994,455
      Acquisition costs in accrued expenses                 --          (94,529)
      Payment due under acquisition term notes          (958,684)          --
                                                     -----------    -----------
      Net cash paid to acquire selected assets       $   550,018    $   899,926
                                                     ===========    ===========


See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of May 1, 1999 and the results of its operations and its cash flows for the nine months ended May 1, 1999 and May 2, 1998.

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

NOTE 2 The results of operations for the three month and nine month periods ended May 1, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3         INVESTMENTS AND DEFERRED COMPENSATION

               At May 1, 1999, the Company had set aside $1,173,749 of deferred compensation for its President and certain key executives. Of this amount $153,926 was in cash and $1,068,384 was in investments available-for-sale. Included in investments available-for-sale are $48,561 of U. S. Treasury bonds and equity securities held by the Company for its own account and are recorded at fair market. At August 1, 1998, the Company had $913,046 of deferred compensation for its President which was in investments available-for sale. The deferred compensation liability at May 1, 1999 and August 1, 1998 was $1,173,749 and $913,046, respectively. Gains and losses on the investments held to fund the deferred compensation, either recognized or realized, inure to the benefit or detriment of the President's or key executives' individual deferred compensation. Realized and unrealized gains and losses on investments held for the Company's account in the nine-month period ended May 1, 1999 were not material and are recorded in the financial statements.


NOTE 4         PERCENTAGE OF COMPLETION ACCOUNTING
                                                                     Nine Months
                                                                        Ended
                                              May 1,      August 1,     May 1,
                                              1999          1998        1999
                                           -----------  -----------  -----------
               Costs incurred on
                  uncompleted contracts    $12,151,273  $ 6,804,554  $ 5,346,719

               Estimated earnings            7,611,727    4,178,103    3,433,624
                                           -----------  -----------  -----------
                                            19,763,000   10,982,657    8,780,343

               Less billings to date        14,321,460    7,675,984    6,645,476
                                           -----------  -----------  -----------
               Costs and estimated
                  earnings in excess of
                  billings on uncompleted
                  contracts                $ 5,441,540  $ 3,306,673  $ 2,134,867
                                           ===========  ===========  ===========


               The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $4.2 million at May 1, 1999.

NOTE 5         INVENTORY

               Inventory is stated at the lower of cost (first-in, first-out) or market.

               Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

               Inventory consists of the following:        May 1,    August 1,
                                                           1999        1998
                                                       -----------  -----------

               Finished goods                          $ 5,801,962  $ 4,848,572
               Work-in-process                          15,963,420   11,333,936
               Raw material and purchased parts         13,170,639   13,012,754
                                                       -----------  -----------
               Total                                   $34,936,021  $29,195,262
                                                       ===========  ===========


NOTE 6         FIXED ASSETS

               Fixed assets consist of the following:
                                                           May 1,    August 1,
                                                           1999        1998
                                                       -----------  -----------
               Land                                    $   694,046  $   694,046
               Building                                  2,146,025    2,146,025
               Machinery and equipment                  13,538,604   11,370,262
               Furniture and fixtures                    1,582,778    1,484,310
               Leasehold improvements                    1,643,192    1,613,883
               EDP equipment                             2,007,991    1,891,272
               Transportation equipment                     30,103       30,103
                                                       -----------  -----------
                                                        21,642,739   19,229,901

               Less accumulated depreciation
                  and amortization                       7,777,828    6,490,392
                                                       -----------  -----------

               Net fixed assets                        $13,864,911  $12,739,509
                                                       ===========  ===========


NOTE 7         NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

               During the year ended August 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. Basic and diluted earnings per share have been restated for all prior periods to reflect the adoption of SFAS No. 128.


NOTE 8         ACQUISITION

               In December 1998, the Company acquired certain selected assets of Acoma Medical Imaging Inc. for approximately $1.4 million in cash, including expenses, payable over a three-year period. The acquired assets consisted of inventory and technology.


NOTE 9         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

               Reporting Comprehensive Income. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for years beginning after December 15, 1997. Management has evaluated the effect of this statement on its financial reporting from the adoption of this statement and has found that no further disclosures are needed.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Such statements involve various risks that may cause actual results to differ materially. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition and to integrate acquired businesses, changing industry or
competitive   conditions,   and  other  risks   referred  to  in  the  Company's
registration statements and periodic reports filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

                 Net sales for the three months ended May 1, 1999 were approximately $18.7 million as compared to approximately $16.7 million for the three months ended May 2, 1998, an increase of 12.0%. Net sales for the nine months ended May 1, 1999 were approximately $49.4 million as compared to approximately $44.6 million for the nine months ended May 2, 1998, an increase of 10.9%. These increases were due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales, for the three and nine months ended May 1, 1999 were 60.0% and 59.1%, respectively, as compared to 59.9% and 59.6%, respectively, for the prior corresponding periods.

                 Research and development expenses were approximately $1.8 million and $1.5 million for the three month periods ended May 1, 1999 and May 2, 1998, respectively. Research and development expenses increased to approximately $4.7 million for the nine months ended May 1, 1999 from approximately $4.2 million for the nine months ended May 2, 1998, an increase of 10.8%. The increase was primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately
$3.1 million, or 16.4% of net sales, for the three months ended May 1, 1999, as compared to approximately $3.0 million, or 18.1% of net sales, for the same period in the prior year, a decrease of 1.7%. Selling, general and administrative expenses were approximately $8.4 million, or 17.1% of net sales, for the nine months ended May 1, 1999 as compared to approximately $7.9 million, or 17.7% of net sales, for the same period in the prior year, a decrease of .6%.

                 Net interest expense was approximately $79,000 for the three months ended May 1, 1999 as compared to interest income of approximately $6,000 for the corresponding period in the prior year. Net interest expense was approximately $101,000 for the nine months ended May 1, 1999, as compared to net interest income of approximately $104,000 for the corresponding period in the prior year. Net interest expense was the result of higher levels of long-term debt for the three and nine month periods ended May 1, 1999.

                 Income tax expense was 31% of pretax income for the three and nine months ended May 1, 1999 and 32% for the three and nine months ended May 2, 1998. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income increased to approximately $1.8 million for the three months ended May 1, 1999, an increase of 22.8%, from approximately $1.4 million for the prior corresponding period. Basic earnings per share for the three months ended May 1, 1999 increased to $.23 from $.19 for the three months ended May 2, 1998, an increase of 21.1%. Diluted earnings per share rose to $.22 from $.18 for the three months ended May 1, 1999 and May 2, 1998, respectively, an increase of 22.2%. The weighted average number of common shares outstanding at May 1, 1999 were 7,700,294, as compared to 7,541,988 at May 2, 1998. The weighted average number of common shares and common share equivalents at May 1, 1999 decreased to 8,163,269 from 8,228,828 at May 2, 1998. Net income increased to approximately $4.8 million for the nine months ended May 1, 1999, an increase of 18.3%, from approximately $4.1 million for the prior corresponding period. Basic earnings per share for the nine months ended May 1, 1999 increased to $.63 from $.54 for the nine months ended May 2, 1998, an increase of 16.7%. Diluted earnings per share rose to $.59 from $.50 for the nine months ended May 1, 1999 and May 2, 1998, respectively, an increase of 18%. The weighted average number of common shares outstanding at May 1, 1999 were 7,658,666 as compared to 7,484,513 at May 2, 1998. The weighted average number of common shares and common share equivalents at May 1, 1999 decreased to 8,163,470 from 8,191,038 at May 2, 1998. The increase in net income for the three and nine month periods ended May 1, 1999 was due to internal growth and improved gross margins.

                 The   backlog   of   unshipped   orders  at  May  1,  1999  was
approximately $42 million.


LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

                 Working Capital. At May 1, 1999 and August 1, 1998, the Company's working capital was approximately $46.0 million and $41.7 million, respectively. At such dates the Company had approximately $952,000 and $3.4 million, respectively, in cash and cash equivalents.

                 Trade receivables at May 1, 1999 increased approximately $1.6 million as compared to August 1, 1998, primarily due to increased sales levels.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $5.4 million at May 1, 1999 from approximately $3.3 million at August 1, 1998 due to new contracts and additional work performed during the period on long term contracts accounted for under the percentage of completion method of accounting.

                 Inventory at May 1, 1999 increased approximately $5.7 million, as compared to August 1, 1998, primarily because of higher levels of sales of medical systems and subsystems and the acquisition of Acoma Medical Imaging Inc. inventory during the period.

                 Prepaid  expenses  and  other  current  assets  at May 1,  1999 increased approximately $948,000, as compared to August 1, 1998, due to increases in prepaid trade show expenses and prepaid expenses related to increased acquisition activity.

                 Trade accounts payable increased approximately $1.6 million at May 1, 1999 from August 1, 1998 primarily because of higher levels of sales of medical systems and subsystems.

                 Credit Facility and Borrowing. At May 1, 1999, the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line. The available portion of the revolving credit line was approximately $13.4 million, after deducting borrowings of $445,000 and outstanding letters of credit of approximately $125,000.
There was $9.5 million available under the Company's acquisition credit line.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing efficiency and capacity. The Company has expended approximately $2.4 million for capital equipment for the nine-month period ended May 1, 1999.

                 The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its current operating cash needs.

                 Shareholders' Equity. Shareholders' equity increased to approximately $64.1 million at May 1, 1999 from approximately $59.5 million at August 1, 1998. This was primarily due to the results of operations and the exercise of 147,143 stock options and 15,000 warrants with proceeds of $448,498, reduced by the repurchase of 145,491 shares at a cost of $1,130,251.

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

                 The Company uses purchased software programs for a variety of functions, including drafting and design, general accounting and manufacturing applications. Currently, all of the Company's products, software for design and drafting applications and accounting and manufacturing are fully compliant. Other peripheral computer systems and software have been evaluated and steps to achieve compliance are being implemented. At this time, the Company believes that it does not have any internal mission critical year 2000 issues that it cannot remedy.

                 As part of the year 2000 readiness process, significant customers, service providers, vendors and suppliers who are believed to be critical to business operations after January 1, 2000 have been identified and steps are underway in an attempt to reasonably ascertain their stage of readiness. The Company is surveying them primarily through written correspondence. With respect to mission critical third parties, the Company intends to create contingency plans to mitigate its exposure to such third parties that are not year 2000 compliant. In the event any mission critical third parties do not achieve full compliance, the Company believes it has sufficient alternative resources upon which to rely. Despite its efforts to ascertain the readiness of its customers, suppliers and service providers, the Company cannot be certain as to the actual year 2000 readiness of these third parties or the impact their noncompliance may have on the Company's future financial position, the results of its operations or its cash flows.

                 With respect to the Company's internal year 2000 compliance, the Company has and expects to incur capital equipment expenditures as well as staff and consulting costs to achieve compliance. The Company believes that all costs to be incurred for all year 2000 compliance related projects will not have a material effect on the Company's future financial position, results of its operations or its cash flows.

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



Dated: June 10, 1999