Form 10-K
period 1999-07-31
DEL GLOBAL TECHNOLOGIES CORP
filed 1999-11-05
CIK 27748

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15 (d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 31,1999
                          COMMISSION FILE NUMBER 0-3319

                          DEL GLOBAL TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                       13-1784308
           --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)




1 Commerce Park, Valhalla, New York                                     10595
-----------------------------------                                     -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: 914-686-3600 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:


Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
  Common Stock,                                 The Nasdaq Stock Market
 $.10 Par Value

--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $34,613,980 at the close of business on October 29, 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of business on October 29, 1999.

                            Common Stock - 7,806,025

                                     PART I

ITEM 1.     BUSINESS

            The Company is comprised of (i) Del Global Technologies Corp. ("Del"), a New York corporation which was incorporated in 1954; (ii) RFI Corporation ("RFI"), a Delaware corporation and wholly-owned subsidiary of the Company; (iii) Dynarad Corp. ("Dynarad"), a New York corporation and wholly-owned subsidiary of the Company; (iv) Bertan High Voltage Corp. ("Bertan"), a New York corporation and wholly-owned subsidiary of the Company and (v) Gendex-Del Medical Imaging Corp. ("Gendex-Del"), a Delaware corporation and a wholly-owned subsidiary of the Company.

            Del Global Technologies Corp. has two reportable segments which are Medical Imaging Systems and Critical Electronic Subsystems. The Medical Imaging Systems Segment designs, manufactures and markets state-of-the-art, cost-effective medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, mammography systems and a neo-natal imaging system. The Critical Electronic Subsystems Segment designs, manufactures and markets proprietary precision power conversion and noise suppression subsystems for medical as well as critical industrial applications.

            The Company's medical imaging systems and critical electronic subsystems are designed to meet the needs of the healthcare industry to reduce medical imaging and diagnostic costs. The Company focuses its sales, marketing and development efforts primarily on medical imaging systems and critical electronic subsystems priced under $150,000 per unit. The Company believes that its products offer price performance advantages compared to products typically priced higher. The Company's cost-effective medical imaging systems and subsystems also meet the increasing international demand for such products.

            Several of the world's largest radiographic system manufacturers have had entire radiographic systems designed and manufactured to their specifications in order to reduce their product costs. This process, called outsourcing, has benefitted the Company's Medical Imaging System Segment.

            The Company's Critical Electronic Subsystems are custom engineered to complex customer performance specifications and include high voltage power subsystems, such as power supplies, capacitors, transformers, pulse forming networks and electronic noise suppression subsystems. These products are utilized by original equipment manufacturers ("OEMs") for medical imaging and diagnostic products having a broad range of applications such as computerized tomography (CT), magnetic resonance imaging (MRI), minimally invasive surgery, bone densitometry, radiography, blood analysis, medical laser surgery, nuclear medicine and positron emission tomography (PET) scanning. As a result of its record for quality and reliability, the Company has developed close working relationships with its OEM customers. These relationships often result in the selection of the Company by its OEM customers as sole source provider of these critical electronic subsystems.

            During the past five years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. Most significantly, in March, 1996 the Company completed the acquisition of certain assets of Gendex. The Company's sales of medical imaging systems and critical electronic subsystems for medical applications increased from approximately $14.4 million or approximately 44% of total net sales in fiscal 1995 to approximately $49.2 million or approximately 72% of total net sales in fiscal 1999. Reflecting worldwide demand for its products and increased international sales efforts, the Company has increased export sales from approximately $11.7 million in fiscal 1995 to approximately $31.4 million in fiscal 1999. Export sales consist of direct sales of the Company's products and sales of subsystems that are incorporated into OEM's products for export.

Industry Background

            Medical Imaging Systems. Medical imaging systems of the types manufactured by the Company use x-ray technology to produce images of matter beneath an opaque surface. An imaging system principally consists of a high voltage power supply, an x-ray tube and an image recording system, which is usually film. X-rays are generated as a result of high voltage being applied to the x-ray tube. The performance of the x-ray system, including image resolution, is directly linked to the precision performance of the high voltage power supply. The object to be imaged is placed between the x-ray tube and the film. X-rays, which are not reflected by opaque surfaces, pass through the object and expose the film. However, if the object is comprised of areas of varying densities or chemical compositions, x-rays will be absorbed in proportion to the density or chemical composition of the matter. As a result, the film will be exposed to a varying degree, thereby producing an image of the density or chemical variation within the object. For example, since bone has a greater density than the surrounding tissue in the body, x-rays can be used to produce an image of a skeleton.

            X-ray systems are differentiated by a number of key characteristics such as image resolution, accuracy, portability, size and cost. The design of an x-ray system requires complex engineering which determines the performance factors required of the various components of the system.

            Critical Electronic Subsystems. Critical electronic subsystems for medical imaging and non-medical applications of the types manufactured by the Company consist of high voltage power conversion components such as power supplies, capacitors, transformers and noise suppression systems. High voltage power supplies are used to transform commercially generated electric power from low voltage to high voltage. High voltage power supplies raise the input voltage from the available level to the significantly higher level required to operate the customer's electronic equipment. They must be designed to meet specific requirements and involve complex engineering including specialty high voltage magnetics, specialty engineering materials and unique manufacturing processes, as well as special testing and evaluation techniques. Noise suppression products are used to reduce or eliminate interfering signals generated by internal or external electronic components and equipment which otherwise could interfere with the normal operation of electronic equipment and systems. Noise suppression products are required by various types of equipment manufacturers in order to comply with government regulations and specifications and commercial standards. These products may be integrated within the electronic equipment for which they have been designed or, in the case of large noise suppression products, connected externally to such equipment, or to an external power source which may power an entire facility.

Medical Imaging Systems

            Medical Imaging Systems. The Company's medical imaging systems are sold under the GENDEX, UNIVERSAL, X-Tek, Dynarad and Acoma brand names. The prices of the Company's medical x-ray systems range from approximately $9,000 to $150,000 per unit.

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

            Neo-Natal Imaging Systems. The Company markets and manufactures a Neo-Natal mobile imaging system designed to address the critical imaging requirements of a hospital's Neo-Natal department. This mobile imaging system provides a high frequency, high resolution image over a 40-70 kVp range and is specifically designed for imaging of neo-natal and pediatric patients.

            Stationary Medical X-ray Systems. Under the GENDEX brand name, the Company produces a full product line of high frequency medical x-ray generators which economically provide superior quality x-ray generation associated with high frequency technology, resulting in lower patient dosage, extended tube life and less blurring due to patient motion when compared to single phase generators.

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

            This year the Company added a new 90/90 Radiographic/Fluoroscopic System to its product line. This R/F system provides a wide range of applications from routine radiography, barium studies and myelograms to stepped angiography. It is designed to provide superior imaging results, minimal x-ray dosage and enhanced ease of operation.

            Portable Medical X-Ray Systems. The Company is also a leader in the portable x-ray market with its HF- 110A and PHANTOM systems. Both of these portable systems utilize high frequency, microprocessor controlled technology to produce consistent quality x-rays with the added advantages of being smaller, lighter in weight and more cost-effective than stationary x-ray systems. Both systems are FDA certified, UL recognized and meet international safety and quality standards.

Critical Electronic Subsystems

            Medical Applications. The Company's research and development program is often conducted in conjunction with its customers in order to obtain custom solutions for end use requirements. As a result, the Company is often the sole source provider to its OEM customers. The Company's high voltage power supplies deliver precisely regulated output power while operating over a very wide range of temperatures, altitudes, humidity, shock and vibration conditions. The Company has designed power supplies that deliver power over a range from several watts up to 60 kilowatts with output voltage ranging from hundreds of volts up to several hundred thousand volts. Operating frequencies range from 60 hertz up to 100 kilohertz. These subsystems are used in computerized tomography (CT), magnetic resonance imaging (MRI), minimally invasive surgery, bone densitometry, radiography, blood analysis, medical laser surgery, nuclear medicine and positron emission tomography (PET) scanning.

            Industrial Applications. The Company's critical electronic subsystems for high voltage power conversion applications consist of high voltage DC power supplies, high and low voltage power supplies and high voltage transformers. Such products are used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories.

            The Company has developed  state-of-the-art,  multi-channel critical electronic subsystems for industrial laser machining, ion implantation, airport explosives detection, energy exploration, electrostatic deposition, photo multiplier tube, x-ray tube, traveling wave tube, cathode ray tube and ion pump applications, food processing and steel rolling. In addition, critical subsystems of the Company's high voltage DC power supplies are included in analytical and material research equipment, nuclear instrumentation, process control equipment, automatic test equipment, scanning electron microscopes and semi-conductor manufacturing equipment. The Company's noise suppression products are used in voice and data communications equipment, computer equipment and government communications systems, cellular telephone relay sites (cells) and other state-of-the-art voice and data transmission modalities. Major suppliers of telephone and cellular services use the Company's noise suppression subsystems to isolate subscribers' calls and markedly improve overall system performance.

Marketing, Sales and Distribution

            The Company's medical imaging systems are distributed in the United States and certain foreign countries, by a network of approximately 350 dealers. Medical imaging systems dealers are supported by the Company's regional managers, product line managers and technical support groups, who train dealer sales personnel and participate in customer calls. Technical support in the selection, use and maintenance of the Company's products is provided to dealers and professionals by customer service representatives. The Company also maintains telephone hotlines to provide technical assistance to dealers and professionals. Additional product and dealer support is provided through participation in medical equipment exhibitions and trade advertising. The Company exhibits its products at the Radiological Society of North American Conference in Chicago, the MEDICA Medical Conference in Dusseldorf, Germany and the European College of Radiology Conference in Vienna, Austria.

            The Company markets its critical electronic subsystems for both medical and non-medical products through 24 in-house sales personnel, approximately 32 exclusive independent sales representatives in the United States and approximately 40 exclusive international agents principally in Europe, Asia, the Middle East, Canada, Australia and India. Sales representatives are compensated primarily on a commission basis; the international agents are compensated either on a commission basis or act as independent distributors. The Company's marketing efforts emphasize its ability to custom engineer products to optimal performance specifications and the Company's record for quality and reliability. The Company emphasizes team selling where a sales representative, a Company engineer and management personnel work together to market the Company's products. The Company also markets its products through its catalogs and through trade journals and participation in industry shows.

Product Development

            The Company has an extensive ongoing research and development program. As of July 31, 1999, the Company employed 66 persons in research and development, who are engaged both in the design of customized products and in the Company's ongoing research and development activities. The Company's expenditures for research and development were approximately $6.5 million in fiscal 1999, $5.9 million in fiscal 1998 and $4.5 million in fiscal 1997. Approximately 80% of all new critical electronic subsystems produced by the Company are designed and developed to customer specifications for use as components of the customer's equipment. The Company generally retains all custom technology developed to meet customer specifications in connection with new electronic subsystems.

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

Manufacturing

            The Company manufactures its HV power conversion subsystems in two facilities, one in Valhalla, New York and one in Hicksville, New York. The Company manufactures all of its electronic noise suppression filters and capacitor subsystems at its facility in Bay Shore, New York. The Company manufactures its medical imaging systems at its facilities in Deer Park, New York, Franklin Park, Illinois and Lincolnwood, Illinois.

            The Company maintains a complete engineering laboratory for quality control and environmental testing. Specifically, the Company has an extensive environmental testing department for the testing of its products against temperature fluctuations, vibration, shock, humidity, electro-magnetic pulse and other adverse environmental conditions.

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

Export Sales

            During the three fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997, export sales accounted for approximately 46%, 46%, and 40%, respectively, of the Company's revenues. Export sales are made principally in Europe, North America, the Far East, Middle East and South America. During the current fiscal year, the Company's export sales have increased, despite the current global economic climate.

Backlog

            The Company's backlog at July 31, 1999 was approximately $42.1 million compared to a backlog of approximately $35.9 million at August 1, 1998, and approximately $23.9 million at August 2, 1997. Substantially all of the backlog will result in shipments within the next 12 months.

Competition

            The markets for the Company's products are highly competitive and subject to technological change and evolving industry requirements and standards. The Company believes that these trends will continue into the foreseeable future. Some of the Company's current and potential competitors have substantially greater financial, marketing and other resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Although the Company believes that its products are more cost-effective than those of its primary competitors, certain competing products may have other advantages which may limit the Company's market. There can be no assurance that continuing improvements in current or new products will not make them technically equivalent or superior to the Company's products in addition to providing cost or other advantages. There can be no assurance that the Company's current products, products under development or ability to introduce new products will enable it to compete effectively.

Trademarks and Patents

            The Company's trademark properties contribute to the Company's marketing position. To safeguard these properties, the Company maintains trademark registrations in the United States and in significant international markets for its products. As part of its acquisition of certain assets of Gendex, the Company acquired the UNIVERSAL trade name and has been granted a license to use, in conjunction with the word "medical," the GENDEX trade name for medical imaging systems for five years from March 1996. The Company owns the FILTRON(R) trademark for noise suppression products. The Company does not consider that its business is materially dependent on patent protection.

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

            The Company has not experienced in fiscal 1999, and does not anticipate, any material expenditures in connection with its compliance with Federal, state or local environmental laws or regulations.

Employees

            As of July 31, 1999, the Company had approximately 445 employees, including 8 executive officers, 31 persons in general administration, 24 persons in marketing, 316 persons in manufacturing and 66 persons in research and development. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.


ITEM 2.     PROPERTIES

            The Company's executive headquarters are located in a facility in Valhalla, New York in which the Company leases approximately 37,000 square feet and where it designs and manufactures some of its power conversion components. The facility is held under a lease expiring on July 31, 2002, which can be extended for five years. The current annual base rent for such premises is approximately $306,000. RFI owns a 55,000 square foot facility located on four acres in Bay Shore, New York, where it engages in electronic filter design and manufacturing. Dynarad Corp. leases approximately 24,000 square feet of its facility in Deer Park, New York, under a lease expiring August 31, 2002, which can be extended for five years, where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $258,000. Bertan leases approximately 38,000 square feet of its facility in Hicksville, New York under a lease expiring May 31, 2004 where it designs and manufactures some of its power conversion devices. The current annual base rent for such premises is approximately $399,000. Gendex-Del leases approximately 68,000 square feet of its facility in Franklin Park, Illinois under a lease which was extended through January 2003, where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $289,000. Gendex-Del also leases approximately 12,000 square feet of its facility in Lincolnwood, Illinois under a lease which can be extended through January 31, 2003, where it designs and manufactures some of its medical imaging products. The current annual base rent for such premises is approximately $86,000. The Company believes that its current facilities are sufficient for its present requirements.


ITEM 3.     LEGAL PROCEEDINGS

            RFI is a defendant in an action pending in the Supreme Court of the State of New York, Kings County, which commenced July 25, 1994. The plaintiffs, Mark Palmer Hansen and the other individuals named in the pleading, claim that while they were employed by Unisys, they were injured as a result of exposure to an allegedly toxic substance contained in certain filters manufactured by Filtron Co., Inc. The principal defendants in the action are Filtron Co., Inc., RFI and Paramax Systems Corporation. Plaintiff's exposure to the alleged toxic substance occurred prior to the Company's purchase of selected assets of Filtron Co., Inc. from ARX, Inc. Furthermore, Filtron Co., Inc. and ARX, Inc. are contractually obligated to indemnify the Company in connection with this claim. The Company's product liability insurance carrier has appointed counsel to defend this action. On the advice of counsel, the Company believes it has meritorious defenses to the claim.

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

                                   Year Ended      Year Ended     Year Ended
                                  July 31, 1999  August 1, 1998  August 2, 1997
                                   High    Low     High    Low    High     Low
                                   ----    ---     ----    ---    ----     ---

    First Quarter                 10      6 7/8  10 7/16  9 13/16  10      7 3/4
    Second Quarter                11 3/4  9 3/8  10 3/16 10        10      7 3/8
    Third Quarter                 10 3/8  7 5/8  12 7/8  12 1/16    9 5/8  7
    Fourth Quarter                10 3/8  8 1/8   9 7/8   9 1/2    101/4   7 1/4

The stock prices for the year ended August 2, 1997 have been restated to give retroactive effect to a 3% stock dividend declared in November 1996.

The number of holders of record of the Company's common stock $.10 par value as of July 31, 1999 was 1,025.

Due to the restrictions of its borrowing agreement, the Company has not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983.

ITEM 6.         SELECTED CONSOLIDATED FINANCIAL DATA

The selected statements of income data presented for the fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997 and the balance sheet data as of July 31, 1999 and August 1, 1998, have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of income data for the fiscal years ended August 3, 1996 and July 29, 1995 and the balance sheet data as of August 2, 1997, August 3, 1996 and July 29, 1995 have been derived from audited financial statements not included herein. This selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

DEL GLOBAL TECHNOLOGIES CORP.  AND SUBSIDIARIES

                                                                      Fiscal Year Ended
                                          --------------------------------------------------------------------------
                                             July 31,      August 1,       August 2,       August 3,       July 29,
INCOME STATEMENT DATA:                       1999(b)        1998(b)         1997(b)         1996(b)          1995
                                          ------------   ------------    ------------    ------------   ------------
Net sales                                 $ 68,020,978   $ 62,304,878    $ 54,685,289    $ 43,745,454   $ 32,596,312

Cost and expenses:
   Cost of sales                            40,476,778     36,908,317      32,854,825      27,355,262     19,177,999
   Research and development                  6,484,784      5,863,343       4,548,487       3,429,331      2,861,844
   Selling, general and
     administrative                         11,335,653     11,273,059      10,193,244       7,503,689      6,622,690
   Interest expense (income) - net             150,026       (167,926)        (54,470)      1,148,639      1,191,142
                                          ------------   ------------    ------------    ------------   ------------
                                            58,447,241     53,876,793      47,542,086      39,436,921     29,853,675
                                          ------------   ------------    ------------    ------------   ------------
Income before provision
   for income taxes                          9,573,737      8,428,085       7,143,203       4,308,533      2,742,637

Provision for income taxes                   2,902,137      2,639,497       2,231,649       1,393,111        837,428
                                          ------------   ------------    ------------    ------------   ------------
Net income                                $  6,671,600   $  5,788,588    $  4,911,554    $  2,915,422   $  1,905,209
                                          ============   ============    ============    ============   ============

  Basic earnings per share                $        .87   $        .77    $        .66    $        .59   $        .43
                                          ============   ============    ============    ============   ============

  Diluted earnings per share              $        .82   $        .71    $        .61    $        .48   $        .35
                                          ============   ============    ============    ============   ============
  Number of shares used in computation
     of basic earnings per share (a)(c)      7,683,616      7,518,945       7,399,575       4,936,938      4,449,952
                                          ============   ============    ============    ============   ============
  Number of shares used in computation
     of diluted earnings per share (a)(c)    8,164,319      8,206,121       8,070,199       6,112,248      5,374,066
                                          ============   ============    ============    ============   ============

                                                                            As of
                                          --------------------------------------------------------------------------
                                             July 31,      August 1,       August 2,      August 3,        July 29,
BALANCE SHEET DATA:                          1999(b)        1998(b)         1997(b)        1996(b)           1995
                                             --------      ---------       ---------      ---------        --------

  Working capital                         $ 47,750,014   $ 41,747,326    $ 37,007,412    $ 32,552,295   $ 20,648,281
                                          ============   ============    ============    ============   ============

  Total assets                            $ 84,103,957   $ 72,356,627    $ 64,129,810    $ 57,729,752   $ 39,054,634
                                          ============   ============    ============    ============   ============

  Long-term debt                          $  1,832,287   $    240,273    $    411,127    $    499,852   $ 11,902,951
                                          ============   ============    ============    ============   ============

  Shareholders' equity                    $ 66,350,704   $ 59,455,804    $ 52,530,230    $ 47,069,528   $ 19,525,073
                                          ============   ============    ============    ============   ============

  Common shares outstanding (a) (c)          7,788,253      7,689,247       7,411,979       7,380,106      4,452,244
                                          ============   ============    ============    ============   ============

        (a) Net income per common share and common share equivalents have been restated to give effect to stock dividends in fiscal years 1997, 1996 and 1995. See Note 1 of Notes to the Consolidated Financial Statements for computation of earnings per share.

        (b) The fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997 include the operations of Gendex-Del which was purchased on March 6, 1996.

        (c) Common shares outstanding for 1999, 1998, 1997, 1996 and 1995 are reduced by 490,393, 299,746, 104,255, 58,255, and 55,165 shares of treasury stock, respectively.

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

Overview

                  The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed five acquisitions in the past six years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; Gendex-Del (a designer and manufacturer of medical imaging systems) in fiscal 1997, X-Ray Technologies, Inc. (a designer and manufacturer of medical imaging systems) in fiscal 1998 and Acoma Medical Imaging Inc. (a designer and manufacturer of medical imaging systems) in fiscal 1999. The Company's net sales have increased from approximately $32.6 million in fiscal 1995 to approximately $68.0 million in fiscal 1999.

                  During the past five years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. The Company's net sales attributable to medical imaging products have increased from approximately $14.4 million or 44.0% of total net sales in fiscal 1995 to approximately $43.9 million or 71% of total net sales and approximately $49.2 million or 72% of total net sales in fiscal years 1998 and 1999, respectively.

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

General

                  The following discussion and analysis examines the major factors contributing to the Company's financial condition and results of operations for the three years ended July 31, 1999, August 1, 1998 and August 2, 1997. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this document.

                  For segment reporting purposes, the Company has organized its operations into two segments: Medical Imaging Systems and Critical Electronic Subsystems. The Critical Electronic Subsystems segment includes sales of critical electronic subsystems for medical applications which are classified as medical imaging products, but which are manufactured within this segment, of approximately $11.4 million, $14.1 million and $13.2 million, respectively, for fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997. Aggregate sales of medical products were approximately $49.2 million, $43.9 million and $35.6 million, respectively, for fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997.

Results of Operations

Fiscal Years 1999, 1998 and 1997

                  Net sales for the Medical Imaging Systems segment were approximately $37.8 million for fiscal 1999 compared to approximately $30.0 million for fiscal 1998, an increase of 26.2%. Net sales for the Medical Imaging Systems segment for fiscal 1998 were approximately $30.0 million compared to approximately $23.9 million for fiscal 1997, an increase of 25.4%. These increases in the Medical Imaging Systems sales in both years were due to the acceleration of the outsourcing trend by major medical equipment companies and increased demand for the Company's medical imaging systems.

                  Net sales for the Critical Electronic Subsystems segment for fiscal 1999 were approximately $30.2 million compared to approximately $32.4 million for fiscal 1998, a decrease of 6.5%. The decrease of sales in Critical Electronic Subsystems was due to a decrease in sales for critical electronic subsystems used in semi-conductor equipment manufacturing and oil exploration. Net sales for the Critical Electronic Subsystems segment for fiscal 1998 were approximately $32.4 million compared to approximately $30.8 million for fiscal 1997, an increase of 5.1%. The increase was due to higher sales of medical subsystems.

                   Cost of sales for the Medical Imaging Systems segment decreased to 67.1% of net sales in fiscal 1999 from 67.9% of net sales in fiscal 1998. Cost of sales for the Medical Imaging Systems segment decreased to 67.9% of net sales in fiscal 1998 from 71.1% of net sales in fiscal 1997. The fiscal 1999 and 1998 improvements in margins from fiscal 1997 are due to the reduced manufacturing costs from efficiencies implemented in this segment in both the Gendex-Del and Dynarad subsidiaries and to the transfer of manufacturing of certain of the Dynarad medical imaging systems to Gendex-Del.

                   Cost of sales for the Critical Electronic Subsystems segment decreased to 50.0% of net sales in fiscal 1999 from 51.2% of net sales in fiscal 1998. Cost of sales for the Critical Electronic Subsystems segment decreased to 51.2% of net sales in fiscal 1998 from 51.5% of net sales in fiscal 1997. The decreases in cost of sales as a percentage of net sales in fiscal years 1999 and 1998 were primarily due to improved operating efficiencies and a favorable product mix.

                  Research and development costs for the Medical Imaging Systems segment increased 24.4% to approximately $3.1 million in fiscal 1999 from approximately $2.5 million in fiscal 1998. Research and development costs for the Medical Imaging Systems segment increased 79.9% to approximately $2.5 million in fiscal 1998 from approximately $1.4 million in fiscal 1997. These increases were due to new products being developed in this segment. Research and development costs in the Critical Electronic Subsystems segment increased 0.6% to approximately $3.4 million in fiscal 1999 from approximately $3.4 million in fiscal 1998. Research and development costs in the Critical Electronic Subsystems segment increased 6.9% to approximately $3.4 million in fiscal 1998 from approximately $3.2 million in fiscal 1997.

                   Selling, general and administrative expenses, as a percentage of sales, in the Medical Imaging Systems segment, were approximately $5.3 million or 14.0% of net sales in fiscal 1999 as compared to approximately $5.0 million or 16.8% of net sales in fiscal 1998. Selling, general and administrative expenses, as a percentage of sales, in the Medical Imaging Systems segment, were approximately $5.0 million or 16.8% of net sales in fiscal 1998 as compared to approximately $4.3 million or 18.1% of net sales in fiscal 1997. These decreases in selling, general and administrative expenses as a percentage of net sales were primarily due to increased sales of outsourced medical imaging systems without a proportional increase in selling, general and administrative expenses. Selling expenses of these outsourced medical imaging systems are borne by the major medical imaging manufacturing customers and not the Company. Selling, general and administrative expenses for the Critical Electronic Subsystems segment were approximately $6.1 million or 20.0% of net sales in fiscal 1999 as compared to approximately $6.3 million or 19.3% of net sales in fiscal 1998. Selling, general and administrative expenses for the Critical Electronic Subsystems segment were approximately $6.3 million or 19.3% of net sales in fiscal 1998 as compared to approximately $5.9 million or 19.0% of net sales in fiscal 1997. These increases were due to higher levels of advertising and trade show attendance.

                  Interest expense for fiscal 1999 was approximately $213,000 compared to approximately $130,000 for fiscal 1998. This increase was principally due to the utilization of the Company's acquisition line of credit and other notes payable to Acoma Medical Imaging Inc. to acquire certain of its assets. Interest expense for fiscal 1998 was approximately $130,000 compared to approximately $239,000 for fiscal 1997. Interest expense for fiscal 1997 included the amortization of the Company's interest rate protection agreements of approximately $43,000 and approximately $76,000 of bank commitment fees on unused balances.

                   Interest income was approximately $63,000 for fiscal 1999 compared to approximately $298,000 for fiscal 1998 and approximately $293,000 for fiscal 1997. The decrease in interest income for fiscal 1999 reflects a lower amount of average short-term investments in fiscal 1999.

                  Income tax expense decreased to 30.3% of pre-tax income in fiscal 1999 from 31.3% of pre-tax income in fiscal 1998, primarily due to the tax savings from the increase in foreign sales and research and development tax credits. Income tax expense increased to 31.3% of pre-tax income in fiscal 1998 from 31.2% of pre-tax income in fiscal 1997, primarily due to the effect of lower research and development tax credits available in fiscal 1997 due to the timing of the reinstatement of this tax credit. Fiscal 1997 includes only one month of this tax credit as compared to fiscal 1998 and fiscal 1999, which have full years of this tax credit.

                  Net income for fiscal 1999 was approximately $6.7 million, an increase of approximately 15.3% from approximately $5.8 million in fiscal 1998. Net income for fiscal 1998 was approximately $5.8 million, an increase of approximately 17.9% from approximately $4.9 million in fiscal 1997. Basic earnings per share for fiscal 1999 were $.87, an increase of $.10 per share which represents a 13.0% increase from basic earnings per share of $.77 in fiscal 1998. Diluted earnings per share for fiscal 1999 were $.82, an increase of $.11 per share which represents a 15.5% increase from diluted earnings per share of $.71 in fiscal 1998. Basic earnings per share for fiscal 1998 were $.77, an increase of $.11 per share which represents an 16.7% increase from basic earnings per share of $.66 in fiscal 1997. Diluted earnings per share for fiscal 1998 were $.71, an increase of $.10 per share which represents a 16.4% increase from diluted earnings per share of $.61 in fiscal 1997. The number of outstanding shares and common share equivalents were approximately 8.2 million shares in fiscal 1999 and in fiscal 1998. Shares issued due to stock option and warrant exercises were offset by shares repurchased under the Company's stock buy-back program. The number of outstanding shares and common share equivalents increased from approximately 8.1 million shares in fiscal 1997 to approximately
8.2 million shares in fiscal 1998 or 1.7%, primarily due to stock option and warrant exercises. The increases in net income and earnings per share for fiscal 1999 as compared to fiscal 1998 and fiscal 1997 were due to higher sales and improved operating efficiencies.

Analysis of Financial Condition

Liquidity and Capital Resources. The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of common stock. Cash flows from operations were approximately $1.0 million, $1.9 million and $3.2 million for the fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997, respectively. At July 31, 1999 the Company had a current ratio of approximately 4.48 to 1.0 and the availability of approximately $21.3 million of bank borrowings under its lines of credit.

Working Capital and Cash. At July 31, 1999 and August 1, 1998, the Company's working capital was approximately $47.8 million and $41.7 million, respectively. At such dates the Company had approximately $321,000 and $3.4 million, respectively, in cash and cash equivalents. The decrease in cash resources reflects tighter management of cash resources, the effect of shares repurchased under the Company's stock buy-back program and capital expenditures for manufacturing equipment to improve operating efficiencies, a new manufacturing and accounting system and the upgrade of computer equipment. The Company has utilized only a small portion of its $14,000,000 Revolving Line of Credit with its bank during fiscal 1999.

                  Trade receivables at July 31, 1999 increased approximately $1.3 million as compared to August 1, 1998. Trade receivables at August 1, 1998 increased approximately $3.1 million as compared to August 2, 1997. These increases are primarily due to the increases in sales.

                  Cost and estimated earnings in excess of billings on uncompleted contracts at July 31, 1999 increased approximately $3.1 million as compared to August 1, 1998. Cost and estimated earnings in excess of billings on uncompleted contracts at August 1, 1998 increased approximately $1.4 million as compared to August 2, 1997. These increases are due to additional contracts being accounted for under the percentage of completion method of accounting.

                  Inventory at July 31, 1999 increased by approximately $7.4 million as compared to August 1, 1998, primarily due to the expansion of the Gendex-Del Medical Imaging operation and the acquisition of selected assets of Acoma Medical Imaging Inc. Inventory at August 1, 1998 increased approximately $4.5 million as compared to August 2, 1997, primarily at Gendex-Del due to increased sales levels.

                  Prepaid expenses and other current assets decreased approximately $143,000 at July 31, 1999 as compared to August 1, 1998. This decrease was primarily attributable to the deferred tax effects of the increase in contracts accounted for under the percentage of completion method of accounting. Prepaid expenses and other current assets decreased approximately $450,000 at August 1, 1998 as compared to August 2, 1997. This decrease was primarily attributable to the deferred tax effects of self-funding health insurance and the increase in contracts accounted for under the percentage of completion method of accounting.

                  Fixed assets increased approximately $3.7 million at July 31, 1999 from August 1, 1998 and increased approximately $3.0 million at August 1, 1998 from August 2, 1997. These increases are primarily due to capital expenditures for manufacturing equipment to improve operating efficiencies, a new manufacturing and accounting system and the upgrade of computer equipment.

                  Goodwill increased approximately $428,000 at July 31, 1999 from August 1, 1998. The increase is principally due to the acquisition of certain assets of Acoma Medical Imaging Inc. of approximately $507,000 offset by amortization. Goodwill increased approximately $674,000 at August 1, 1998 from August 2, 1997. The increase was due to the acquisition of certain assets of X-Ray Technologies, Inc. of approximately $883,000 offset by amortization of approximately $209,000.

                  Accounts payable - trade increased by approximately $892,000 at July 31, 1999 as compared to August 1, 1998 and increased by approximately $1.5 million at August 1, 1998 as compared to August 2, 1997. These increases are attributable to higher levels of inventory required for higher levels of sales for fiscal 1999 and 1998 shipments, respectively.

                  Deferred compensation liability increased by approximately $288,000 at July 31, 1999 as compared to August 1, 1998. $125,000 of this increase relates to the fiscal 1999 funding of deferred compensation for the Company's President's deferred compensation. In connection with the acquisition of X-Tek, the Company has a deferred compensation agreement with the former President of X-Ray Technologies Inc, which resulted in fiscal 1999 funding of approximately $41,000. Two additional key employees elected to defer compensation of approximately $110,000. The balance of approximately $12,000 relates to recognized and unrealized gains on the underlying investments. Deferred compensation liability increased by approximately $190,000 at August 1, 1998 as compared to August 2, 1997. Of this increase, $125,000 relates to the fiscal 1998 funding of deferred compensation and approximately $65,000 relates to recognized and unrealized gains on the underlying investments for the President's deferred compensation. Gains and losses, either recognized or unrealized, inure to the individual employee's benefit or detriment.

Credit Facility and Borrowing. On March 5, 1996, in connection with the acquisition of Gendex, the Company and its lending bank entered into an Amended and Restated Credit Agreement wherein the bank increased the Company's line of credit to $24.0 million, consisting of a five-year $10.0 million term loan and a four-year revolving line of credit of $14.0 million. On August 2, 1996, the Company and its lending bank amended their Credit Agreement to allow for a five-year $10.0 million acquisition credit line to replace the five-year term loan. At July 31, 1999, the Company had approximately $12.8 million available under its revolving line of credit, after deducting letters of credit outstanding of approximately $138,000 and approximately $8.6 million available under its acquisition credit line. On July 31, 1998, the Company and its lending bank further amended their Credit Agreement to allow for additional stock repurchases in an amount of $2,000,000 for fiscal 1998 and 80% of net income for future years.

Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capabilities and capacity. The Company has expended approximately $3.7 million, $2.9 million and $2.7 million, respectively, for capital equipment expenditures in fiscal years 1999, 1998 and 1997, respectively.


Shareholders' Equity. Shareholders' equity increased to approximately $66.4 million at July 31, 1999 from approximately $59.5 million at August 1, 1998, primarily due to the results of operations. Additionally, during fiscal 1999 approximately 283,000 stock options and warrants were exercised, with proceeds of approximately $743,000 and approximately 156,000 shares of common stock were repurchased at a cost of approximately $1.3 million.

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

The Company uses purchased software programs for a variety of functions, including drafting and design, general accounting and manufacturing applications. Currently, all of the Company's products and software for design and drafting applications are fully compliant. The Company's systems for general accounting and manufacturing have been evaluated and steps to achieve compliance have been implemented and are expected to be fully compliant. At this time, the Company believes that it does not have any internal mission critical year 2000 issues that it cannot remedy.

As part of the year 2000 readiness process, significant customers, service providers, vendors and suppliers who are believed to be critical to business operations after January 1, 2000 have been identified and steps have been taken to ascertain their stage of readiness. All mission critical third parties have indicated that they are or will be year 2000 compliant. The Company has surveyed them primarily through written correspondence. Despite its efforts to ascertain the readiness of its customers, suppliers and service providers, the Company cannot be certain as to the actual year 2000 readiness of these third parties or the impact their non-compliance may have on the Company's future financial position, the results of its operations or its cash flows.

With respect to the Company's internal year 2000 compliance, the Company has incurred internal staff costs, as well as consulting and other expenses and believes that the total costs to be incurred for all year 2000 compliance related projects did not have a material effect on the Company's future financial position, results of its operations or its cash flows.

Effects of New Accounting Pronouncements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Name                   Age             Position
            ----                   ---             --------

Leonard A. Trugman (1)..............61   Chairman of the Board, Chief
                                         Executive Officer and President

David Engel.........................50   President Del Medical Systems Group

Louis J. Farin, Sr..................56   Vice President and General Manager
                                         of Del Power Conversion Division

Paul J. Liesman.....................38   Vice President and President of
                                         Bertan High Voltage Corp.

Seymour Rubin.......................69   Vice President and President of RFI
                                         Corporation, Director

Michael H. Taber....................54   Chief Financial Officer, Vice President
                                         of Finance and Secretary

Natan V. Bertman  (1)(2)............70   Director


David Michael (1)(2)(3).............62   Director


James Tiernan (3)...................75   Director

Roger Winston.......................60   Director

------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Stock Option Committee

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

            Paul J. Liesman has been Vice President since May 1996 and was named President of Bertan High Voltage Corp. in January 1999. From May 1996 to January 1999 he was Vice President and General Manager of Bertan High Voltage Corp. From March 1996 to May 1996, Mr. Liesman was Vice President - Operations of Bertan High Voltage Corp. From January 1995 to March 1996, he was Operations Manager at Del Power Conversion. Mr. Liesman was Chief Mechanical Engineer at Del Power Conversion from March 1990 to January 1995. Mr. Liesman holds a Masters degree in Business Administration and a Bachelor of Science degree in Mechanical Engineering.

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

            Natan V. Bertman has served as a director of the Company since 1985. He is a former partner in the law firm of Bertman & Levine.

            David Michael has served as a director of the Company since 1985. He is President of David Michael & Co., PC and is a Certified Public Accountant.

            James Tiernan has served as a director of the Company since 1985. He is a former Senior Vice President of Chase Manhattan Bank, New York, NY.

            Roger Winston has served as a director since February 1999. He is a founder and managing director of Swarthmore Associates, LLC from June 1996 to present. Mr. Winston was managing director of Hill Thompson Capital Markets from 1992 to May 1996.

            Dr. Raymond Kaufman, the former Chairman and Co-founder of the Company, resigned from the Company's Board in April 1997. At such time Dr. Kaufman was named Director Emeritus of the Company. He holds a Doctorate in Physics.

       Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons holding more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission and the Nasdaq Stock Market initial reports of ownership, or changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Specific due dates for these reports have been established and the Company is required to report any failure to file by these due dates in the fiscal year ended July 31, 1999. Based solely upon review of the copies of such reports furnished to the Company or written representations that no reports were required, the Company believes that during fiscal 1999 all of its directors, executive officers and persons holding more than 10% of the Company's outstanding common stock are in full compliance with the requirements of Section 16(a).

ITEM 11.          EXECUTIVE COMPENSATION

       The following table sets forth, for the three fiscal years ended July 31, 1999, certain compensation information with respect to the Company's
       Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers in the fiscal year ended July 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                           Long-term  Compensation
                                       Annual Compensation                          Awards
                        ------------------------------------------------   ------------------------
                                                                                         Securities
                                                                           Restricted    Underlying  All Other
Name and Principal                                        Other Annual        Stock       Options/  Compensation
    Position            Year    Salary($)    Bonus($)    Compensation($)    Awards($)     SARS (#)    ($) (1)
    --------------      ----    ---------    --------    ---------------   ----------     --------  ------------

Leonard A. Trugman      1999     335,024     605,437(2)   1,682,137(3)          --         50,000      17,949
  Chairman, CEO         1998     319,070     552,739(2)   1,361,858(3)          --         75,000      15,440
  and President         1997     303,876     488,541(2)        --               --           --        20,513

Seymour Rubin           1999     235,000      70,550           --               --          5,000       3,438
  Vice President        1998     230,000      78,500           --               --          5,000       8,514
  and President of      1997     225,000      50,000           --               --          5,150      14,124
  RFI Corporation

David Engel             1999     150,000      90,000           --               --         20,000       1,975
   President of Del     1998     135,000     107,148         68,856(3)          --         15,000       2,062
   Medical Systems      1997     125,000      44,535           --               --          7,725       2,062

Michael H. Taber        1999     125,000      30,000         21,978(3)          --         15,000      13,521
   CFO, V.P. Finance,   1998     110,000      20,000         32,691(3)          --          5,000      12,407
   and Secretary        1997     104,000      15,500         62,821(3)          --          5,150       9,655

Paul J. Liesman         1999     105,000      40,000         10,413(3)          --          5,000       1,111
  Vice President and    1998      95,000      20,000           --               --          5,000       1,111
  President of Bertan   1997      90,000       6,250           --               --          5,000         944
      High Voltage Corp.

(1) Includes insurance premiums where families of the officers are beneficiaries and automobile expense allowances. (2) Includes deferred compensation in the amount of $125,000 for each of 1999, 1998 and 1997 fiscal years, respectively.
(3) Earnings related to exercise of nonqualified stock options.

                   STOCK OPTION GRANTS IN THE LAST FISCAL YEAR

            The following table sets forth certain information regarding options for the purchase of the Company's common stock that were awarded to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers in the fiscal year ended July 31, 1999.

                                 Individual Grants(1)                                                    Potential Realizable
----------------------------------------------------------------------------------------------             Value at Assumed
                          Number of       Percent of Total                                               Annual Rates of Stock
                          Securities           Options                                                    Price Appreciation
                          Underlying         Granted to          Exercise                                   For Option Term
                          ----------         ----------          --------                             -----------------------------
                           Options            Employees            Price            Expiration
       Name              Granted (#)       In Fiscal Year         ($)(Sh)              Date           5% ($) (1)        10% ($) (1)
-------------------      -----------       --------------         -------             ------          ----------        -----------
Leonard A. Trugman          50,000               24%               $7.00             10/09/13          $377,625         $1,112,037
Seymour Rubin                5,000                2%               $7.00             10/09/13          $ 37,762         $  111,204
David Engel                 20,000                9%               $7.00             10/09/13          $151,050         $  444,815
Michael H. Taber            15,000                7%               $7.00             10/09/13          $113,287         $  333,611
Paul J. Liesman              5,000                2%               $7.00             10/09/13          $ 37,762         $  111,204
----------------------

(1) Fair market value of stock on grant date compounded annually at rate shown in column heading, for the option term, less exercise price.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information regarding options for the purchase of the Company's common stock that were exercised and or held by the Company's Chief Executive Officer and each of the four other most highly compensated executive officers, based upon salary and bonus earned by such executive officers in the fiscal year ended July 31, 1999.


                                                                                      Value of Unexercised
                          Shares                          Number of Unexercised      In-the-Money Options at
                        Acquired on      Value         Options at Fiscal Year-End    Fiscal Year-End n($)(2)
      Name              Exercise(#)  Realized($)(1)     Exercisable/Unexercisable   Exercisable/Unexercisable
------------------      -----------  --------------     -------------------------   -------------------------
Leonard A. Trugman        160,214      $1,682,137            425,314/50,000            $2,101,190/$56,250
Seymour Rubin                --            --                 140,865/7,652            $  544,506/$10,783
David Engel                  --            --                 5,508/ 22,652            $   14,465/$27,658
Michael H. Taber            4,000      $   21,978                  0/16,990            $        0/$20,746
Paul J. Liesman             2,110      $   10,413               6,421/6,327            $    15,279/$8,206
----------------------

(1) Difference between the fair market value of the common stock purchased and the exercise price on the date of exercise.

(2) Difference between the fair market value of the underlying common stock and the exercise price for in-the-money options on July 31, 1999 ($8.125).

            Directors of the Company did not receive compensation for their services as such except a fee of $1,000 for each meeting of the Board of Directors which they attend. Messrs. Trugman and Rubin have waived their right to receive such compensation.

Employment Agreements

         Mr. Leonard A. Trugman has an amended and restated employment agreement with the Company, effective as of August 1, 1992, which was subsequently amended on July 20, 1994, September 1, 1994, April 29, 1998 and March 31, 1999 and ends July 31, 2005, pursuant to which he has agreed to serve as Chairman, President and Chief Executive Officer of the Company. Mr. Trugman's annual base salary was $335,024 for the fiscal year ended July 31, 1999. His annual base salary for the fiscal year August 1, 1999 through July 29, 2000 is determined by multiplying $335,024 by the greater of five percent or the increase in the Consumer Price Index as of July 31, 1999 over the amount of such index as of August 1, 1998. Mr. Trugman also receives a bonus each year equal to five (5%) percent of the Company's pre-tax net income for such year. Mr. Trugman's contract also provides for a deferred compensation account whereby the Company shall deposit (a) $100,000 annually and (b) after receipt of the Company's audited financial statements with respect to each fiscal year, an amount equal to the lesser of (x) $25,000 or (y) five (5%) percent of the Company's pre-tax net income for such fiscal year less $100,000. Also included in Mr. Trugman's agreement are certain benefits in the event of a change of control. Either upon completion of the term of the agreement or upon request at any time, Mr. Trugman may opt for a five year extension in the form of a consulting contract at a rate specified within the agreement. The employment agreement contains standard confidentiality and non-compete provisions.

         Mr. Leonard Michaels, who joined the Company as of September 1, 1992, with the acquisition of Dynarad Corp., has an employment agreement with the Company wherein he is employed as a technical consultant to the Company from April 1, 1997 until July 29, 2002. Upon execution of such employment agreement, Mr. Michaels received a signing bonus of $250,000 in the fiscal year ended July 31, 1993. During fiscal 1997, due to a reduction in job responsibilities, the Company wrote off the unamortized balance of such signing bonus, and the charge to fiscal 1997 earnings was $158,854. Under provisions of the consulting phase of the employment agreement, Mr. Michaels' consulting fees for the fiscal years ended July 31, 1999 and August 1, 1998 were $103,698 and $107,131, respectively. In consideration of Mr. Michaels' covenant not-to-compete for ten years as set forth in his employment agreement, he received upon execution thereof a payment of $257,400 during the fiscal year ended July 31, 1993, and during the ten year term thereof, shall receive annual non-compete payments of $52,000.

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

Stock Option Plans

Nonqualified Stock Option Plan

         The Company's Nonqualified Stock Option Plan provides for a total of 3,124,293 shares of common stock authorized to be granted under such plan. For the year ended July 31, 1999, options to purchase an aggregate of 1,479,717 shares were outstanding at an average exercise price of $5.03 per share, having a range of expiration dates from September 2000 to April 2014. During fiscal 1999, the Company granted options to purchase 211,000 shares of common stock at an average exercise price of $7.19 per share. During fiscal 1999, 259,544 options were exercised and 33,985 options were canceled or expired. At July 31, 1999, 286,943 shares were available for future grant under such plan. The Company's Nonqualified Stock Option Plan provides for the grant of options to its key employees, directors and consultants in order to give such employees a greater personal interest in the success of the Company and an added incentive to continue and advance in their employment. The Company's Nonqualified Stock Option Plan provides for a fifteen year expiration period for each option granted thereunder and allows for the exercise of options by delivery by the optionee of previously owned common stock of the Company having a fair market value equal to the option price, or by a combination of cash and common stock.

                  As of October 30, 1999, the Company had granted options to purchase 1,001,974 shares to Leonard A. Trugman, 158,667 shares to Seymour Rubin, 64,758 shares to David Engel, 51,218 shares to Michael H. Taber, and 25,007 shares to Paul J. Liesman at an average exercise price of $3.61 per share. Mr. Trugman exercised 160,214 options, Mr. Taber exercised 4,000 options and Mr. Liesman exercised 2,110 options during the fiscal year ended July 31, 1999.

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


                                              Fiscal       Fiscal       Fiscal
                                               Year         Year         Year
                                              Ended        Ended        Ended
         Officer                               1999         1998         1997
         -------                              -----        -----        -----
Leonard A. Trugman                               -           --         1,013
Seymour Rubin                                    -           --         1,299
David Engel                                      -           --           162
Michael H. Taber                                 -           14           168
Paul J. Liesman                                  -           --            94

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

401(k) Plan

         The Company has a 401(k) plan under which employees may elect to defer a portion of their annual compensation. Merrill Lynch, Pierce, Fenner & Smith Inc. ("Merrill Lynch") is the plan administrator. All employees with over 90 days of service and over the age of 21 may elect to defer from 2% to 15% of their annual salary. The modified plan is administered by Merrill Lynch.
Employees may elect where their deferred salary will be invested. Highly compensated employees' salary deferrals are limited by the contribution levels of all other eligible participants. Distributions are made at retirement or upon termination of employment. During the fiscal year ended August 2, 1997, the plan was submitted to the Internal Revenue Service and a favorable determination letter was received.

         On February 1, 1986 the Company initiated a profit sharing plan as part of the 401(k) plan which allows substantially all of the Company's employees to participate in the profits of the Company, regardless of whether or not the employee elected to contribute to the 401(k) plan in any year. Since the profit sharing plan is part of the 401(k) plan, eligibility, participation and other requirements are governed by the provisions of the 401(k) plan. Contributions to the plan are determined based upon a calculation directly related to the Company's sales volume and pre-tax profits. The Company's Compensation Committee approved $50,000, $65,000 and $52,500 profit sharing contributions for the periods ended July 31, 1999, August 1, 1998 and August 2, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The table below sets forth information concerning the shares of common stock beneficially owned as of October 29, 1999 by the Directors and by all Directors, Officers and significant employees of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the common stock as of such date.

                                       Shares of Common
                                      Stock Beneficially
   Name and Address of                   Owned as of                   Percent
   Beneficial Owner                   October 29, 1999 (1)             of Class
---------------------------           --------------------             --------

OFFICERS AND DIRECTORS

LEONARD A. TRUGMAN                          733,554 (2)                   8.9%
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY  10595

NATAN V. BERTMAN                            102,292 (3)                   1.3%
c/o Bertman & Levine
945 Manhattan Avenue
Brooklyn, NY 11222

DAVID MICHAEL                               158,130 (4)                   2.0%
c/o David Michael & Co., P.C.
Seven Penn Plaza
New York, NY  10001

SEYMOUR RUBIN                               173,122 (5)                   2.2%
c/o RFI Corporation
100 Pine Aire Drive
Bay Shore, NY  11706

JAMES TIERNAN                                 8,658 (6)                    *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

ROGER WINSTON                                19,809                        *
c/o Swarthmore Associates, LLC
103 East 75th Street
New York, NY 10021

DAVID ENGEL                                  25,746 (7)                    *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

LOUIS J. FARIN, SR.                          63,503 (8)                    *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

PAUL J. LIESMAN                              16,354 (9)                    *
c/o Bertan High Voltage Corp.
121 New South Road
Hicksville, NY  11801

MICHAEL H. TABER                             11,233(10)                    *
c/o Del Global Technologies Corp.
One Commerce Park
Valhalla, NY 10595

All Officers and Directors                ---------
 (10) as a Group                          1,312,401(11)                  15.1%
                                          =========

OTHERS

MORGAN STANLEY ASSET MANAGEMENT, INC.       645,900                       8.3%
                                          =========
One Tower Bridge
Conshoken, PA  19428-2899

FIDELITY MANAGEMENT AND RESEARCH CO.        632,300                       8.1%
                                          =========
82 Devonshire Street
Boston, MA 02109-3614

DIMENSIONAL FUND ADVISORS                   612,479                       7.9%
                                          =========
1299 Ocean Avenue - 11th Floor
Santa Monica, CA 90401

CAPITAL TECHNOLOGY INC.                     407,300                       5.2%
                                          =========
PO Box 42428
Charlotte, NC 28247

* Represents less than 1% of the outstanding shares of common stock of the Company including shares issuable under options which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

 (1)       Unless  otherwise   indicated,   each  person  has  sole  voting  and
           investment power with respect to the shares shown as beneficially owned by such person.

 (2) Includes 403,007 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

 (3) Includes 75,070 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

 (4) Includes 122,855 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

 (5) Includes 151,129 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

 (6) Includes 2,625 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

 (7) Includes 24,523 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

 (8) Includes 54,376 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

 (9) Includes 15,360 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

(10) Includes 10,211 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.

(11) Includes 859,156 shares, options for which are presently exercisable or will become exercisable within 60 days of October 29, 1999.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Under the Company's Stock Buy-Back Program, which was approved by the Board of Directors, the Company repurchased 38,500 shares of common stock owned by Mr. Leonard A. Trugman at an average fair market value of $9.37 per share. The amounts paid to Mr. Trugman were associated with the exercise of 85,214 shares of Del Global Technologies Corp. common stock under the Company's Employee Stock Option Plan. Such funds were used to pay the payroll withholding taxes due relating to the gains realized upon the exercise of these non-qualified stock options. During the fiscal year, Mr. Trugman's direct holdings of Del Global Technologies Corp. common stock increased by 68,223 shares.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements                                        Page Number
        --------------------                                        -----------

              CONSOLIDATED FINANCIAL STATEMENTS OF
                DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:

              Independent Auditors' Report                               F1

              Consolidated Balance Sheets as of July 31, 1999
                 and August 1, 1998                                      F2

              Consolidated  Statements of Income for the Fiscal
                 Years Ended July 31, 1999, August 1, 1998 and
                 August 2, 1997                                          F3

              Consolidated Statements of Shareholders' Equity
                 for the Fiscal Years Ended July 31, 1999,
                 August 1, 1998 and August 2, 1997                       F4

              Consolidated Statements of Cash Flows for the
                 Fiscal Years Ended July 31, 1999, August 1, 1998
                 and August 2, 1997                                    F5 - F6

              Notes to Consolidated Financial Statements for the
                 Fiscal Years Ended July 31, 1999, August 1, 1998
                 and August 2, 1997                                    F7 - F16

     2. Supplemental Financial Information

              Unaudited Selected Quarterly Financial Data                 F17

     3. Exhibits


         Exhibit
         Number       Description of Document                         Footnotes
         -------      -----------------------                         ---------

           3.1        Certificate of Incorporation dated
                      October 25, 1954                                    (1)

           3.2        Certificate of Amendment of
                      Certificate of Incorporation
                      dated January 28, 1957                              (1)

           3.3        Certificate of Amendment of
                      Certificate of Incorporation
                      dated July 12, 1960                                 (1)

           3.4        Certificate of Amendment of
                      Certificate of Incorporation
                      dated March 15, 1989                                (2)

           3.5        Certificate of Amendment of
                      Certificate of Incorporation
                      dated January 19, 1989                              (3)

           3.6        Certificate of Amendment of
                      the Certificate of Incorporation
                      of Del Electronics Corp.
                      dated February 14, 1996                             (4)

            3.7        By-Laws of Del Global Technologies Corp.           (1)

            4.1        Warrant Agreement between Del Electronics
                       Corp. and Chase Manhattan Investment
                       Holdings, Inc., dated January 27, 1995             (5)

            4.2        Amendment to Warrant Agreement between
                       Del Electronics Corp. and Chase Manhattan
                       Investment Holdings, Inc., dated January 27, 1995  (6)

           *4.3        Second Amendment to Warrant Agreement between
                       Del Global Technologies Corp. and Chase Manhattan Investment Holdings, L.P. dated December 4, 1998

            4.4        Warrant Agreement and Warrant Certificate
                       of The Chase Manhattan Bank, N.A.                  (7)

            4.5        Warrant Certificate of Porter, LeVay and Rose, Inc.(8)

            4.6        Warrant Certificate of Michael Porter              (9)

            4.7        Warrant Certificate of Jonathan Gordon            (10)

            4.8        Copy of Del Global Technologies Corp.
                       Amended and Restated Stock Option Plan
                       (the "Plan")                                      (11)

            4.9        Stock Purchase Plan                               (12)

           4.10        Option Agreement, substantially in
                       the form used in connection with
                       options granted under the Plan                    (13)

          10.1         Amended and Restated Executive
                       Employment Agreement of
                       Leonard A. Trugman                                (14)

          10.2         Amendment No. 1 to Amended and
                       Restated Employment Agreement of
                       Leonard A. Trugman                                (15)

          10.3         Amendment No. 2 to Amended and
                       Restated Employment Agreement of
                       Leonard A. Trugman                                (16)

          10.4         Amendment No. 3 to Amended and
                       Restated Employment Agreement of
                       Leonard A. Trugman                                (17)

         *10.5         Amendment No. 4 to Amended and
                       Restated Employment Agreement of
                       Leonard A. Trugman

          10.6         Amended and Restated Credit Agreement
                       dated as of March 6, 1996 among
                       Del Global Technologies Corp., RFI Corporation, Dynarad Corp., Bertan High Voltage Corp.,
                       Del Medical Systems Corp. and The
                       Chase Manhattan Bank, N.A.                        (18)

          10.7         First Amendment to Amended and Restated
                       Credit Agreement dated as of August 2, 1996       (19)

          10.8         Second Amendment to Amended and Restated
                       Credit Agreement dated as of August 1, 1997       (20)

          10.9         Third Amendment to Amended and Restated
                       Credit Agreement dated as of July 31, 1998        (21)

          10.10        Lease Agreement dated April 7, 1992
                       between Messenger Realty and the Company          (22)

          10.11        Lease Agreement dated September 1, 1992
                       between Arleigh Construction and
                       Del Acquisition Corp.                             (23)

          10.12        Lease and Guaranty of Lease dated
                       May 25, 1994 between Leshow Enterprises
                       and Bertan High Voltage Corp.                     (24)

          10.13        Lease dated January 4, 1993 between
                       Curto Reynolds Oelerich Inc. and
                       Gendex-Del Medical Imaging Corp.                  (25)

          10.14        Consulting Agreement by and between
                       Del Acquisition Corp. and
                       Harvey Schechter                                  (26)

          10.15        Consulting Agreement by and between
                       Del Acquisition Corp. and
                       Mark Weiss                                        (27)

         *11           Computation of Earnings per Common
                       Share and Common Share Equivalents
                       for year ended July 31, 1999

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

     (8)            Filed as Exhibit  4.4 to the Del Global  Technologies  Corp.
                    Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

     (9)            Filed as Exhibit  4.5 to the Del Global  Technologies  Corp.
                    Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

     (10)           Filed as Exhibit  4.6 to the Del Global  Technologies  Corp.
                    Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

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

     (13)           Filed as Exhibit 4.8 to Del Electronics  Corp. Annual Report
                    on  Form  10-K  for  the  year  ended  July  30,   1994  and
                    incorporated herein by reference.

     (14)           Filed as Exhibit 10.1 to Del Electronics Corp. Annual Report
                    on  Form  10-K  for  the  year  ended  July  31,   1993  and
                    incorporated herein by reference.

     (15)           Filed as Exhibit 10.2 to Del Electronics Corp. Annual Report
                    on  Form  10-K  for  the  year  ended  July  30,   1994  and
                    incorporated herein by reference.

     (16)           Filed as Exhibit 10.3 to Del Electronics Corp. Annual Report
                    on  Form  10-K  for  the  year  ended  July  30,   1994  and
                    incorporated herein by reference.

     (17)           Filed as Exhibit 10.4 to the Del Global  Technologies  Corp.
                    Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

     (18)           Filed as Exhibit  2.6 to the Del Global  Technologies  Corp.
                    Current Report on Form 8-K dated March 21, 1996 and incorporated herein by reference.

     (19)           Filed as Exhibit 10.8 to the Del Global  Technologies  Corp.
                    Annual Report on Form 10-K for the year ended August 2, 1997 and incorporated herein by reference.

     (20)           Filed as Exhibit 10.8 to the Del Global  Technologies  Corp.
                    Annual Report on Form 10-K for the year ended August 2, 1997 and incorporated herein by reference.

     (21)           Filed as Exhibit 10.8 to the Del Global  Technologies  Corp.
                    Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

     (22) Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.

     (23) Filed as Exhibit 28.6 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

     (24) Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

     (25)           Filed as Exhibit 10.21 to the Del Global  Technologies Corp.
                    Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1997 and incorporated herein by reference.

     (26) Filed as Exhibit 28.4 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.

     (27) Filed as Exhibit 28.5 to Del Electronics Corp. Current Report on Form 8-K dated November 9, 1992 and incorporated herein by reference.


(b) Reports on Form 8-K - No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Del Global Technologies Corp.
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of July 31, 1999 and August 1, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Del Global Technologies Corp. and subsidiaries at July 31, 1999 and August 1, 1998 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.





/S/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

New York, New York
October 20, 1999









                                       F1

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                   July 31,      August 1,
                                                     1999          1998
                                                 ------------   -----------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                        $    320,742   $ 3,401,697

Investments available-for-sale
  (Note 2)                                          1,292,852       913,125

Trade receivables (net of allowance
   for doubtful accounts of $204,242 at
 July 31, 1999 and $206,524
   at August 1, 1998)                              15,624,433    14,341,744

Cost and estimated earnings in
   excess of billings on uncompleted
   contracts (Note 3)                               6,402,532     3,306,673


Inventory (Note 4)                                 36,599,587    29,195,262

Prepaid expenses and other current
   assets                                           1,216,145     1,358,847
                                                 ------------  ------------
     Total current assets                          61,456,291    52,517,348
                                                 ------------  ------------


FIXED ASSETS - At cost (Note 5)                    22,948,062    19,229,901

Less accumulated depreciation and
   amortization                                     8,280,002     6,490,392
                                                 ------------  ------------
                                                   14,668,060    12,739,509


INTANGIBLES (net of accumulated
  amortization of $587,925 at
  July 31, 1999 and $413,557
  at August 1, 1998)                                  879,898       941,443


GOODWILL (net of accumulated
   amortization of $990,868 at July 31,
   1999 and $770,655 at August 1,
   1998) (Note 11)                                  5,236,965     4,809,255

DEFERRED CHARGES                                      264,464       387,044

OTHER ASSETS                                        1,598,279       962,028

                                                  -----------   -----------
TOTAL                                             $84,103,957   $72,356,627
                                                  ===========   ===========

See notes to consolidated financial statements.


                                                   July 31,      August 1,
                                                     1999          1998
                                                 ------------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt (Note 6)       $   516,654    $   120,410

Accounts payable - trade                           6,295,586      5,403,403

Accrued liabilities                                4,468,521      3,938,623

Deferred compensation liability (Note 10)          1,201,065        913,046

Income taxes (Note 9)                              1,224,451        394,540
                                                 -----------    -----------
      Total current liabilities                   13,706,277     10,770,022


LONG-TERM LIABILITIES:

LONG-TERM DEBT (Less current
   portion included above) (Note 6)                1,832,287        240,273

OTHER (Note 10)                                      594,272        484,366

DEFERRED INCOME TAXES (Note 9)                     1,620,417      1,406,162
                                                 -----------    -----------
     Total liabilities                            17,753,253     12,900,823
                                                 -----------    -----------

COMMITMENTS AND
CONTINGENCIES (Notes 8 and 10)



SHAREHOLDERS' EQUITY (Notes 7 and 8):
  Common stock - $.10 par value;
   Authorized  -  20,000,000  shares;
   Issued and outstanding - 8,278,646
   shares at July 31, 1999 and
   7,988,993 at August 1, 1998                       827,866        798,898
  Additional paid-in capital                      50,798,502     49,124,456
  Retained earnings                               19,032,506     12,360,906
                                                 -----------    -----------
                                                  70,658,874     62,284,260

 Less common stock in treasury -
    490,393 shares at July 31, 1999 and
    299,746 shares at August 1, 1998               4,308,170      2,828,456
                                                 -----------    -----------

Total shareholders' equity                        66,350,704     59,455,804
                                                 -----------    -----------

TOTAL                                            $84,103,957    $72,356,627
                                                 ===========    ===========











                                       F2

        DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME




                                                      Fiscal Year Ended
                                         --------------------------------------------
                                           July 31,        August 1,       August 2,
                                             1999            1998            1997
                                         ------------    ------------    ------------

NET SALES (Notes 1 and 3)                $ 68,020,978    $ 62,304,878    $ 54,685,289
                                         ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                            40,476,778      36,908,317      32,854,825
  Research and development                  6,484,784       5,863,343       4,548,487
  Selling, general and administrative      11,335,653      11,273,059      10,193,244
  Interest expense                            213,128         129,654         239,024
  Interest income                             (63,102)       (297,580)       (293,494)
                                         ------------    ------------    ------------

                                           58,447,241      53,876,793      47,542,086
                                         ------------    ------------    ------------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                9,573,737       8,428,085       7,143,203


PROVISION FOR INCOME TAXES (Note 9)         2,902,137       2,639,497       2,231,649
                                         ------------    ------------    ------------

NET INCOME                               $  6,671,600    $  5,788,588    $  4,911,554
                                         ============    ============    ============

NET INCOME PER COMMON SHARE AND
 COMMON SHARE EQUIVALENTS (Note 1):
BASIC                                    $        .87    $        .77    $        .66
                                         ============    ============    ============

DILUTED                                  $        .82    $        .71    $        .61
                                         ============    ============    ============


WEIGHTED NUMBER OF COMMON
 SHARES OUTSTANDING                         7,683,616       7,518,945       7,399,575
                                         ============    ============    ============

WEIGHTED NUMBER OF COMMON
 SHARES AND COMMON SHARE
 EQUIVALENTS OUTSTANDING                    8,164,319       8,206,121       8,070,199
                                         ============    ============    ============

See notes to consolidated financial statements.












                                       F3

DEL GLOBAL TECHNOLOGIES  CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    Additional
                               Common Stock Issued           Treasury Stock          Paid-in      Retained
                               Shares        Amount         Shares     Amount        Capital      Earnings         Total
                               ------        ------         ------     ------      -----------  -----------     -----------
BALANCE - August 3, 1996     7,223,406  $   722,340         58,255  $ (336,685)    $43,272,713  $ 3,411,160     $47,069,528

Stock dividend - 3%
November 1997 (Note 8)         215,301       21,528                                  1,724,075   (1,750,396)         (4,793)

Exercise of stock options
and warrants (Note 8)           73,370        7,338                                    415,122                      422,460

Shares repurchased (Note 8)                                 46,000    (366,542)                                    (366,542)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                    458,023                      458,023

Contribution to Profit
Sharing Plan (Note 7)            4,157          416                                     39,584                       40,000

Net Income                                                                                        4,911,554       4,911,554
                            ----------   ----------       --------   ---------     -----------  -----------     -----------
BALANCE - August 2, 1997     7,516,234      751,622        104,255    (703,227)     45,909,517    6,572,318      52,530,230

Exercise of stock options
and warrants (Note 8)          467,573       46,757         36,091    (268,047)      1,950,146                    1,728,856

Shares repurchased (Note 8)                                159,400  (1,857,182)                                  (1,857,182)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                  1,074,582                    1,074,582

Compensation cost of
warrants issued (Note 8)                                                               142,949                      142,949

Contribution to Profit
Sharing Plan (Note 7)            5,186          519                                     51,981                       52,500

Other                                                                                   (4,719)                      (4,719)

Net Income                                                                                        5,788,588       5,788,588
                            ----------   ----------       --------   ---------     -----------  -----------     -----------
BALANCE - August 1, 1998     7,988,993      798,898        299,746  (2,828,456)     49,124,456   12,360,906      59,455,804

Exercise of stock options
and warrants (Note 8)          282,810       28,284         34,356    (190,358)        904,857                      742,783

Shares repurchased (Note 8)                                156,291  (1,289,356)                                  (1,289,356)

Tax benefit related to
exercise of stock options
& warrants (Note 8)                                                                    681,839                      681,839

Compensation cost of
non-employee stock options
and warrants issued (Note 8)                                                            28,157                       28,157

Contribution to Profit
Sharing Plan (Note 7)            6,843          684                                     64,316                       65,000

Other                                                                                   (5,123)                      (5,123)

Net Income                                                                                        6,671,600       6,671,600
                            ----------   ----------       --------   ---------     -----------  -----------     -----------

BALANCE - July 31, 1999      8,278,646    $ 827,866        490,393 $(4,308,170)    $50,798,502  $19,032,506     $66,350,704
                            ==========    =========       ======== ===========     ===========  ===========     ===========


See notes to consolidated financial statements.


                                       F4

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Fiscal Year Ended
                                                   -----------------------------------------
                                                     July 31,       August 1,     August 2,
                                                       1999           1998          1997
                                                   -----------    -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                     $ 6,671,600    $ 5,788,588    $ 4,911,554
    Adjustments to reconcile net income to
           net cash provided by operating
           activities net of effects from
           purchases of X-Tek and Acoma:
        Depreciation                                 1,789,610      1,402,833      1,038,960
        Amortization                                   771,754        695,655        772,148
        Imputed interest                                75,102         48,568         68,309
        Deferred income tax provision                  587,687        569,970        147,981
        Tax benefit from exercise of stock
            options and warrants                       681,839      1,074,582        458,023
        Amortization of stock-based compensation        28,157         99,444         43,505
    Changes in assets and liabilities:
        Increase in trade receivables               (1,282,689)    (3,130,387)    (1,990,029)
        Increase in cost and estimated
          earnings in excess of billings
          on uncompleted contracts                  (3,095,859)    (1,438,671)    (1,868,002)
        Increase in inventory                       (6,477,243)    (4,380,754)      (861,466)
        Increase in prepaid and
          other current assets                         (88,972)      (126,749)      (256,109)
        Increase in intangibles                       (112,824)          --             --
       (Increase) decrease in other assets            (596,141)         3,277        (10,535)
        Increase in accounts payable - trade           892,183      1,466,874        242,949
        Increase in accrued liabilities                113,561        110,701        130,959
        Increase in deferred compensation
          liability                                    247,219        190,480        177,090
        Increase (decrease) in income taxes
          payable                                      829,911       (474,410)       225,404
                                                   -----------    -----------    -----------

Net cash provided by operating activities            1,034,895      1,900,001      3,230,741
                                                   -----------    -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash paid on acquisitions                     (692,307)    (1,103,377)       (15,000)
    Payments to former shareholders of
          subsidiary acquired                          (84,838)      (117,219)      (132,640)
    Expenditures for fixed assets                   (3,700,311)    (2,896,532)    (2,659,481)
    Investment in marketable securities               (338,927)      (190,559)      (177,090)
                                                   -----------    -----------    -----------

Net cash used in investing activities               (4,816,383)    (4,307,687)    (2,984,211)
                                                   -----------    -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) bank
          borrowing                                  1,229,036       (178,443)       (80,804)
    Payment for repurchase of shares                (1,289,356)    (1,857,182)      (366,542)
    Proceeds from exercise of stock options
          & warrants                                   742,783      1,728,856        422,460
    Other                                               18,070         45,544         31,164
                                                   -----------    -----------    -----------

Net cash provided by (used in) financing
    activities                                         700,533       (261,225)         6,278
                                                   -----------    -----------    -----------

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                           $(3,080,955)   $(2,668,911)   $   252,808

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       3,401,697      6,070,608      5,817,800
                                                   -----------    -----------    -----------

  CASH AND CASH EQUIVALENTS, END OF YEAR           $   320,742    $ 3,401,697    $ 6,070,608
                                                   ===========    ===========    ===========

See notes to consolidated financial statements.

                                       F5

DEL GLOBAL TECHNOLOGIES  CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Fiscal Year Ended
                                                   -----------------------------------------
                                                     July 31,       August 1,     August 2,
                                                       1999           1998          1997
                                                   -----------    -----------    -----------


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Interest paid                                  $   111,765    $   127,980    $    86,679
                                                   ===========    ===========    ===========

    Income taxes paid                              $   796,764    $ 1,464,597    $ 1,400,240
                                                   ===========    ===========    ===========















See notes to consolidated financial statements.











                                       F6

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JULY 31, 1999, AUGUST 1, 1998, AND AUGUST 2, 1997

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Description of Business Activities - Del Global Technologies Corp. ("Del") together with its wholly-owned subsidiaries (collectively the "Company"), is engaged in two major lines of business: Medical Imaging Systems and Critical Electronic Subsystems. The Medical Imaging Systems Segment designs, manufactures and markets state-of-the-art, cost-effective medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, mammography systems and a neo-natal imaging system. The Critical Electronic Subsystems Segment designs, manufactures and markets proprietary precision power conversion and noise suppression subsystems for medical as well as critical industrial applications.

         b. Principles of Consolidation - The consolidated financial statements include the accounts of Del and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

         i. Net Income per Common Share and Common Share Equivalents - The Company presents net income per share information in accordance with Statement of Financial Accounting Standard "SFAS" No. 128, "Earnings Per Share." Basic and diluted earnings per share have been restated for the fiscal year ended August 2, 1997 to reflect the adoption of SFAS No. 128.

         j. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 established financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes.

         k. Cash and Cash Equivalents - The Company considers short-term instruments with original maturities of three months or less measured from their acquisition date and highly liquid instruments readily convertible to known amounts of cash to be cash equivalents.

         l. Investments - Investments are classified as available-for-sale are measured at fair value. Some of the investments, which are classified as available-for-sale, are used to fund deferred compensation plans established for certain of the Company's key employees. Gains and losses on these investments, either recognized or

                                       F7
             unrealized, inure to the benefit or detriment of the individual employee's deferred compensation. Realized and unrealized gains and losses on investments held for the Company's account were not material and are recorded in the financial statements.

        m. Intangibles - Intangible assets are patents, trademarks, manufacturing rights and customer lists acquired with the purchase of certain assets of a subsidiary. Intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years.

        n. Goodwill - The cost in excess of fair market value of the net assets of companies acquired is being amortized on a straight-line basis over either fifteen or twenty-five years. The carrying value of intangible assets is reviewed annually by the Company and impairments will be recognized when the undiscounted expected future cash flows are less than their carrying value. Based upon its review, the Company does not believe that an impairment of its goodwill has occurred.

        o. Stock-Based Compensation - SFAS No. 123 "Accounting for Stock-Based Compensation," defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the financial statements pro forma net income, and per share amounts as if the company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based arrangements, regardless of the method chosen, to measure and recognize compensation for employee stock-based arrangements. The Company has elected to continue to account for such transactions under APB No. 25 and is disclosing the required pro forma effect on net income and earnings per share (Note 8).

        p. Effects of Recently Issued Accounting Standards - Disclosures about Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal years beginning after December 15, 1999. Management does not anticipate that this statement will have any effect on the Company's consolidated financial statements.

        q.   Certain  reclassifications  have  been  made  in the  prior  year's
             financial   statements  to   correspond   to  the  current   year's
             presentation.

2.    INVESTMENTS AND DEFERRED COMPENSATION

      At July 31, 1999, investments consisted of corporate debt and equity securities classified as available-for-sale and are recorded at fair market value.

      The cost and fair value of investments classified as available-for-sale at July 31, 1999, based on maturity dates, are as follows:

                                  Maturity                   Fair
                                   Dates         Cost        Value    Difference
                                 ---------   -----------  ----------- ----------

      Corporate debt securities  2000-2004   $   647,660  $   659,237 $ 11,577

      Equity securities                          605,909      633,615   27,706
                                             -----------  ----------- --------
      Total                                  $ 1,253,569  $ 1,292,852 $ 39,283
                                             ===========  =========== ========


      At July 31, 1999 and August 1, 1998, the Company's investments consisted of $1,201,065, and $913,046, respectively, for the deferred compensation of its President and certain key executives. At July 31, 1999 $213,411 was classified as cash and $987,654 was recorded as investments. At August 1, 1998, $24,841 was classified as cash and $888,205 was recorded as investments. The liability of $1,201,065 and $913,046, respectively, was recorded as a deferred compensation liability. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of the President's or key executive's individual deferred compensation.

                                       F8

3.    PERCENTAGE OF COMPLETION ACCOUNTING
                                                           Year         Year
                                                           Ended        Ended
                                                          July 31,     August 1,
                                                           1999         1998
                                                       -----------   -----------

      Costs incurred on uncompleted contracts          $15,012,158   $ 6,804,554

      Estimated earnings                                 9,329,220     4,178,103
                                                       -----------   -----------
                                                        24,341,378    10,982,657
      Less:  Billings to date                           17,938,846     7,675,984
                                                       -----------   -----------

      Costs and estimated earnings in excess
        of billings on uncompleted contracts           $ 6,402,532   $ 3,306,673
                                                       ===========   ===========

      The  backlog  of  unshipped   contracts  being  accounted  for  under  the
      percentage of completion method of accounting was approximately $7,434,000 at July 31, 1999 and approximately $5,186,000 at August 1, 1998.

4.    INVENTORY

      Inventory consists of the following:
                                               July 31, 1999      August 1, 1998
                                               -------------      --------------

      Finished goods                            $ 5,414,095         $ 4,848,572
      Work-in-process                            14,814,766          11,333,936
      Raw materials and purchased parts          16,370,726          13,012,754
                                                -----------         -----------

                                                $36,599,587         $29,195,262
                                                ===========         ===========
5.    FIXED ASSETS

      Fixed assets consist of the following:
                                               July 31, 1999      August 1, 1998
                                               -------------      --------------

      Land                                      $   694,046         $   694,046
      Buildings                                   2,161,025           2,146,025
      Machinery and equipment                    15,967,619          13,261,534
      Furniture and fixtures                      1,914,396           1,484,310
      Leasehold improvements                      2,180,873           1,613,883
      Transportation equipment                       30,103              30,103
                                                -----------         -----------
                                                 22,948,062          19,229,901
      Less accumulated depreciation and
            amortization                          8,279,812           6,490,392
                                                -----------         -----------
      Net Fixed Assets                          $14,668,250         $12,739,509
                                                ===========         ===========

6.    DEBT

      Long-term debt is summarized as follows:

                                    July 31, 1999           August 1, 1998
                                 ----------------------  ----------------------
                                 Due Within  Due After   Due Within  Due After
                                  One Year    One Year    One Year    One Year
      Acquisition credit line    $  511,150  $  747,287  $  105,263  $  184,215
      Revolving line of credit         --     1,085,000        --        50,000
      Other Loans                     5,504        --        15,147       6,058
                                 ----------  ----------  ----------  ----------
                                 $  516,654  $1,832,287  $  120,410  $  240,273
                                 ==========  ==========  ==========  ==========\

                                       F9

      The Company's credit facility with its lending bank is composed of an acquisition credit line of $10,000,000 and a revolving line of credit of $14,000,000, with a letter of credit sublimit of $4,000,000. At July 31, 1999, there were outstanding balances of $1,258,437 on the acquisition credit line, $1,085,000 on the revolving line of credit, and $138,295 of letters outstanding. As of July 31, 1999, there was $8,550,000 available under the acquisition credit line and $12,777,000 available for borrowing under the revolving credit line. The acquisition credit line is to be repaid in 7 equal quarterly installments of $179,777. Borrowings under this facility are on an unsecured basis; however, the Company has agreed that its assets cannot be used to secure other borrowings.

      Interest under all facilities are at prime, or at the Company's option, at a rate either tied to LIBOR or at a fixed rate based upon the prime rate. The Company fixed its interest rate on the acquisition credit line at 6.69% from January 26, 1998 until the loan matures on April 30, 2001. The interest rate on the revolving line of credit is at prime, which was 8.0% at July 31, 1999. Both credit facilities are subject to commitment fees of 1/4 percent on the daily unused portion of the facility, payable quarterly. The Credit Agreement also requires the Company to maintain minimum annual net worth and working capital ratios, limits additional indebtedness and the payment of cash dividends and contains other restrictive covenants. Under the most restrictive terms, as of July 31, 1999, $25,000 is available for such cash dividends. The Company was in compliance with its debt covenants at July 31, 1999. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.

      The weighted average interest rate on the Company's borrowing under its credit facility was 6.77% and 7.17% for the years ended July 31, 1999 and August 1, 1998, respectively.

      Long-term debt matures as follows:

      Fiscal Year Ending
      ------------------
      2000 (included in current portion)     $  516,654
      2001                                    1,565,621
      2002                                      266,666
                                             ----------
                                             $2,348,941
                                             ==========
7.    EMPLOYEE BENEFITS

      The Company has employee benefit plans for eligible employees. Included in the plans is a profit sharing plan which provides for contributions as determined by the Board of Directors. The contributions can be paid to the plan in cash or common stock of the Company. Contribution expense for the fiscal years ended in 1999, 1998 and 1997 was $50,000, $65,000 and
      $52,500, respectively. The plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. The Company also has a defined benefit plan frozen effective February 1, 1986.

8.    SHAREHOLDERS' EQUITY

      a. Stock Dividends - On November 19, 1996, the Company declared a 3 percent stock dividend to holders of record on December 4, 1996 and was paid on December 23, 1996.

      c. Stock Buy-Back Program - In April 1997, the Board of Directors adopted a program to repurchase $1.5 million of the Company's common stock. In April 1998 and again in April 1999, the Board of Directors approved an additional repurchase of $1.5 million and $1.5 million, respectively. During the fiscal years ended July 31, 1999 and August 1, 1998, the Company repurchased 156,291 and 159,400 shares for $1,289,356 and $1,857,182 respectively.

      d. Nonqualified Stock Option Plan - The Company has a nonqualified stock option plan under which a total of 3,124,293 options to purchase common stock may be granted. As of July 31, 1999, the Company has granted options to purchase 1,001,974 shares to the current president, 250,723 shares to former officers, 372,439 to current officers and 1,468,620 to various employees and consultants. Current officers and one director exercised 170,324 options, a former officer exercised 62,401 options and various employees and consultants exercised 26,819 options during the fiscal year ended July 31, 1999. Current officers exercised 185,465 options, a former officer exercised 11,876 options and various employees and consultants exercised 218,325 options during the fiscal year ended August 1, 1998. Substantially all of the options granted under this plan

                                       F10
               provide for graded vesting and vest at a rate of 25% per year, beginning one year from the date of grant, expiring fifteen years from the date they are granted. The option price per share is determined by the Board of Directors, but cannot be less than 85 percent of fair market value of a share at the date of grant. All options to date have been granted at the fair market value of the Company's stock at the date of grant. No options can be granted under this plan subsequent to December 31, 2009.

               The following stock option information is as of:

                                             July 31,    August 1,    August 2,
               Options                        1999         1998         1997
                                            ---------    ---------    ---------

               Granted and outstanding
               at beginning of year         1,562,246    1,781,245    1,712,568

               Granted                        211,000      214,500      131,842
               Expired                        (33,985)     (17,833)     (29,521)
               Exercised                     (259,544)    (415,666)     (33,644)
                                          -----------  -----------  -----------
               Outstanding at end of year   1,479,717    1,562,246    1,781,245
                                          ===========  ===========  ===========

               Exercisable at end of year   1,116,209    1,203,676    1,506,962
                                          ===========  ===========  ===========

                      Exercise prices     $.93-$11.00  $.93-$11.00   $.93-$8.48
                                          ===========  ===========  ===========

               As of July 31, 1999 the distribution of stock option prices is as follows:

                                             Number of     Shares
               Exercise Price Range        Option Shares Exercisable
               --------------------        ------------- -----------

               $ .93-$ 2.49                  432,557      432,557
               $4.28-$ 6.18                  573,875      549,338
               $7.00-$ 8.25                  261,785       42,689
               $8.56-$10.00                  211,500       91,925
                                           ---------    ---------
                                           1,479,717    1,116,209
                                           =========    =========

               The Company had warrants outstanding aggregating 62,813 shares at July 31, 1999, all of which were granted at fair market value (the closing stock value at the date of grant). The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and warrants granted to non-employees. Compensation expense has been recorded for the fair value of options and warrants granted to such non-employees in the amounts of $28,157, $99,445 and $43,505 for fiscal years ended 1999, 1998 and 1997, respectively.

               The Company has chosen to continue to account for stock-based compensation for employees using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense was recorded for the Company's stock option and stock purchase plans. However, under SFAS No. 123 the Company has determined the pro forma net income and net income per share amounts for fiscal 1999, fiscal 1998 and fiscal 1997, as if the compensation expense had been recorded for options granted during those years under the fair value method. Under SFAS No. 123, for options granted, the fair value at the date of grant was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used in calculating the fair value of the options granted in the fiscal years ended July 31, 1999, August 1, 1998 and August 2, 1997: risk free interest rates of 4.79% to 7.65%, expected life of the options are between eight and thirteen years, average volatility of between 40.31% and 51.55%, and a maximum contractual life of fifteen years.

               Had the Company adopted SFAS No. 123 for employee stock options, the pro forma effect on net income and net income per share would be:
                                      F11

                                              For Year    For Year     For Year
                                               Ended       Ended        Ended
                                              July 31,    August 1,    August 2,
                                                1999        1998         1997
                                             ----------  ----------  ----------
               Net income
                 As reported                 $6,671,600  $5,788,588  $4,911,554
                                             ==========  ==========  ==========
                 Pro forma                   $6,312,167  $5,640,810  $4,794,071
                                             ==========  ==========  ==========

               Net income per common share:
                 As reported                 $      .82  $      .71  $      .61
                                             ==========  ==========  ==========
                 Pro forma                   $      .77  $      .69  $      .59
                                             ==========  ==========  ==========
               Weighted average number of
               shares outstanding             8,164,319   8,206,121   8,070,199
                                             ==========  ==========  ==========

9.    INCOME TAXES

      Provision for income taxes consists of the following:

                                                     Fiscal Year Ended
                                             ----------------------------------
                                               July 31,   August 1,    August 2,
                                                1999        1998         1997
                                             ----------  ----------  ----------
      Current:
           Federal                           $2,082,310  $1,802,856  $1,889,378
           State                                232,140     261,913     194,290
                                             ----------  ----------  ----------
                                              2,314,450   2,064,769   2,083,668
      Deferred:
           Federal and state                    587,687     569,970     147,981
                                             ----------  ----------  ----------

                                             $2,902,137  $2,634,739  $2,231,649
                                             ==========  ==========  ==========


      Deferred tax liabilities (assets) are comprised of the following:


                                                   July 31,     August 1,
                                                     1999         1998
                                                -----------   -----------

      Depreciation                              $ 1,575,268   $ 1,374,853
      Pension                                        97,818        98,025
      Federal effect of New York State
         tax credits                                175,395       162,742
      Difference in basis of fixed assets            84,144        84,322
      Revenue recognition                           859,108       444,640
                                                -----------   -----------
      Gross deferred tax liabilities              2,791,733     2,164,582
                                                -----------   -----------

       Warranty reserve                             (45,552)      (45,649)
       Amortization                                (118,810)     (118,761)
       Inventory                                    (49,211)      (49,315)
       Bad debt reserve                             (77,798)      (77,962)
       Deferred compensation                       (642,731)     (644,392)
       NYS tax credits                             (517,672)     (476,231)
                                                -----------   -----------

       Gross deferred tax assets                 (1,451,774)   (1,412,310)
                                                -----------   -----------

       Net deferred tax liabilities             $ 1,339,959   $   752,272
                                                ===========   ===========


      Deferred tax liabilities and assets are recorded in the consolidated balance sheets as follows:

                                      F12

                                                  July 31,      August 1,
                                                    1999          1998
                                                -----------   -----------
      Liabilities:
          Other current liabilities             $   378,327   $       615
          Deferred income taxes                   1,536,095     1,321,840
      Assets:
          Prepaid expenses and other
            current assets                             --         (36,550)
          Other assets                             (574,463)     (533,633)
                                                -----------   -----------

                                                $ 1,339,959   $   752,272
                                                ===========   ===========

      The New York State tax credits expire at various dates through 2003.

      The following is a reconciliation of the statutory Federal and effective income tax rates:

                                                         Fiscal Year Ended
                                                   -----------------------------
                                                   July 31,  August 1, August 2,
                                                    1999       1998      1997
                                                    % of       % of      % of
                                                   Pretax     Pretax    Pretax
                                                   Income     Income    Income
                                                   ------     ------    ------
      Statutory Federal income tax expense rate     34.0%      34.0%     34.0%
      State taxes, less Federal tax effect           1.9        1.8       1.6
      Permanent differences                           .2         .4        .5
      Tax benefits on foreign sales corp            (3.6)      (3.0)     (2.5)
      Federal tax credits and other                 (2.2)      (1.9)     (2.4)
                                                    ----       ----      ----
                                                    30.3%      31.3%     31.2%
                                                    ====       ====      ====

10.     COMMITMENTS AND CONTINGENCIES

      a. The Company leases facilities for its manufacturing operations with expiration dates ranging from July 2002 through April 2004. In addition, the Company has various auto leases accounted for as operating leases. The future minimum annual lease commitments as of July 31, 1999 are as follows:

                        Fiscal Year Ended                 Amount
                        -----------------               ----------

                               2000                     $1,456,297
                               2001                      1,414,374
                               2002                      1,080,155
                               2003                        810,335
                               2004                        298,451
                                                        ----------
                                                        $5,059,612
                                                        ==========

          Rent expense was $1,356,541 in 1999, $1,384,952 in 1998 and $1,285,877
          in 1997, which includes real estate taxes.

      b. The Company has an employment agreement with its President through July 31, 2005. The agreement provides for minimum base salary, deferred compensation and bonuses as defined. Under the terms of the agreement with the President, the Company will accrue deferred compensation at a rate of five percent of pretax income with a minimum of $100,000 and a maximum of $125,000. The accumulated amount at July 31, 1999 was $1,070,333. Such liability is funded by part of the Company's investments of $1,070,333, classified as available-for-sale. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of this employee's deferred compensation, based upon a contractual arrangement between the President and the Company. Bonus will accrue at five percent of pretax income. Also included in the President's agreement are certain benefits in the event of death or disability, as well as certain benefits in the event of a change of control. Upon completion of the term of the agreement, the President may opt for a five-year extension in the form of a consulting contract at a rate specified within the agreement.

                                      F13

          In connection with the acquisition of a subsidiary, the Company has a deferred compensation agreement with the former president. Under the terms of the agreement, the Company will accrue deferred compensation at a base rate of $20,000 per year, increased by 4% per year for ten years. The accumulated amount of deferred compensation at July 31, 1999 was $40,800. Such liability is funded by part of the Company's investments of $40,800, classified as available-for-sale. Gains and losses, either recognized or unrealized, inure to the benefit or detriment of this employee's deferred compensation. At July 31, 1999, the amount recorded for the net present value of future obligations relating to this agreement was $112,431.

      c. In connection with the acquisition of a subsidiary, in April 1998 the former president of the acquired company became a technical consultant to the Company. The Company and the technical consultant have agreed to a ten year non-compete agreement at a minimum annual rate of $50,000 as adjusted for the greater of five percent per annum or increases in the cost of living. Additionally, in June 1994 the Company entered into a ten-year non-compete agreement with the former Chairman of the acquired company with the same terms. At July 31, 1999 and August 1, 1998, the amounts recorded for the net present value of future obligations relating to these agreements were $566,802 and $607,952, respectively.

      d. The Company is a defendant in several legal actions arising from the normal course of business. On the advice of counsel, management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial condition, results of operations and cash flows.

11.   ACQUISITIONS

          In December 1998, the Company acquired certain selected assets of Acoma Medical Imaging Inc. for approximately $1,400,000 in cash and notes, including transaction costs, payable over a three-year period. The acquired assets consisted of inventory, fixed assets and technology.

      On  March  6,  1998,  the  Company  acquired   selected  assets  of  X-Ray
      Technologies, Inc., consisting of inventory, fixed assets, designs and technology for approximately $1,100,000, including transaction costs.

          These acquisitions have been accounted for as purchases and accordingly the original purchase price was allocated to the assets acquired based on the estimated fair value at the date of acquisition. These transactions resulted in an excess of cost over fair value of net assets acquired of $1,589,475, which is included in goodwill. Such excess is being amortized over a 15-year period.

12.   SEGMENT REPORTING

          The Company adopted SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of the year ended July 31, 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also establishes standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chief Executive Officer and the senior executives of the Company's operating segments.

          The Company has two reportable segments which are Medical Imaging Systems and Critical Electronic Subsystems. The Medical Imaging Systems Segment designs, manufactures and markets state-of-the-art, cost-effective medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, mammography systems and neo-natal imaging system. The Critical Electronic Subsystems Segment designs, manufactures and markets proprietary precision power conversion and noise suppression subsystems for medical as well as critical industrial applications.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). Revenues are attributable to geographic areas based on the ultimate destination of the products sold. Selected financial data of these segments is as follows:
                                       F14

      For The Year Ended July 31, 1999:

                                            Medical      Critical
                                            Imaging     Electronic
                                            Systems     Subsystems     Total
                                          -----------  -----------  -----------
      Net sales to external customers     $37,788,321  $30,232,657  $68,020,978
      Cost of sales                       $25,359,617  $15,117,161  $40,476,778
      Research and development            $ 3,066,834  $ 3,417,950  $ 6,484,784
      Selling, general and administrative $ 5,281,113  $ 6,054,540  $11,335,653
      Interest income                     $        47  $    63,102  $    63,055
      Interest expense                    $    25,697  $   187,431  $   213,128
      Depreciation                        $   546,151  $ 1,243,459  $ 1,789,610
      Amortization                        $   415,052  $   356,702  $   771,754
      Income before provision for income
        taxes                             $ 4,055,107  $ 5,518,630  $ 9,573,737
      Segment assets                      $38,246,001  $45,857,956  $84,103,957
      Expenditures for segment assets     $ 1,697,187  $ 2,003,124  $ 3,700,311


      For The Year Ended August 1, 1998:
                                            Medical      Critical
                                            Imaging     Electronic
                                            Systems     Subsystems     Total
                                          -----------  -----------  -----------
      Net sales to external customers     $29,954,339  $32,350,539  $62,304,878
      Cost of sales                       $20,338,720  $16,569,597  $36,908,317
      Research and development            $ 2,466,146  $ 3,397,197  $ 5,863,343
      Selling, general and administrative $ 5,019,832  $ 6,253,227  $11,273,059
      Interest income                     $       242  $   297,338  $   297,580
      Interest expense                    $     2,318  $   127,336  $   129,654
      Depreciation                        $   374,295  $ 1,028,538  $ 1,402,833
      Amortization                        $   339,454  $   356,201  $   695,655
      Income before provision for income
        taxes                             $ 2,127,565  $ 6,300,520  $ 8,428,085
      Segment assets                      $28,517,074  $43,839,553  $72,356,627
      Expenditures for segment assets     $ 1,114,386  $ 1,782,146  $ 2,896,532

                                       F15

      For The Year Ended August 2, 1997
                                            Medical      Critical
                                            Imaging     Electronic
                                            Systems     Subsystems     Total
                                          -----------  -----------  -----------
      Net sales to external customers     $23,894,961  $30,790,388  $54,685,349
      Cost of sales                       $16,985,958  $15,868,927  $32,854,885
      Research and development            $ 1,370,675  $ 3,177,812  $ 4,548,487
      Selling, general and administrative $ 4,336,787  $ 5,856,457  $10,193,244
      Interest income                     $        31  $   293,463  $   293,494
      Interest expense                    $     4,420  $   234,604  $   239,024
      Depreciation                        $   240,874  $   798,086  $ 1,038,960
      Amortization                        $   515,997  $   256,151  $   772,148
      Income before provision for income
        taxes                             $ 1,197,152  $ 5,946,051  $ 7,143,203
      Segment assets                      $20,570,012  $43,559,798  $64,129,810
      Expenditures for segment assets     $   888,465  $ 1,771,016  $ 2,659,481


          During the fiscal year ended 1999, Picker International Corp. and General Electric Corp. represented 11.0% and 10.2%, respectively, of the Company's consolidated net sales. During fiscal years 1998 and 1997, no one customer accounted for more than ten percent of the Company's consolidated net sales.

          Export sales were 46 percent, 45 percent and 40 percent of total net sales in 1999, 1998 and 1997, respectively.


          For the years ended July 31, 1999, August 1, 1998 and August 2, 1997, net sales by geographic areas were:

                                1999              1998             1997
                                ----              ----             ----

      United States         $36,604,628   54% $33,045,314  54% $32,735,680  60%
      Europe                  7,552,367   11%   8,178,548  13%   6,709,380  12%
      Other North America     6,703,938   10%   5,687,305   9%   4,817,555   9%
      Far East                6,653,330   10%   7,277,981  12%   6,285,606  11%
      Middle East             5,041,452    7%   4,063,918   7%   3,521,101   7%
      South America           4,706,569    7%   2,955,010   5%     455,241   1%
      Africa                    758,694    1%      96,802   0%     160,726   0%
                            -----------  ---- ----------- ---- ----------- ----
      Total net sales       $68,020,978  100% $62,304,878 100% $54,685,289 100%
                            ===========  ==== =========== ==== =========== ====


                                       F16

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA





YEAR ENDED July 31, 1999:
                                                 QUARTER
                            --------------------------------------------------
                               First       Second        Third        Fourth
                            -----------  -----------  -----------  -----------

Net sales                   $14,809,666  $15,921,952  $18,684,525  $18,604,835
                            ===========  ===========  ===========  ===========
Gross profit                $ 6,130,498  $ 6,613,699  $ 7,467,655  $ 7,332,348
                            ===========  ===========  ===========  ===========
Net income                  $ 1,429,087  $ 1,604,444  $ 1,773,999  $ 1,864,070
                            ===========  ===========  ===========  ===========
Basic earnings per share    $       .19  $       .21  $       .23  $       .24
                            ===========  ===========  ===========  ===========
Diluted earnings per share  $       .18  $       .20  $       .21  $       .23
                            ===========  ===========  ===========  ===========


YEAR ENDED August 1, 1998:
                                                 QUARTER
                            --------------------------------------------------
                               First       Second        Third        Fourth
                            -----------  -----------  -----------  -----------

Net sales                   $13,480,069  $14,403,182  $16,682,726  $17,738,901
                            ===========  ===========  ===========  ===========
Gross profit                $ 5,432,524  $ 5,900,167  $ 6,687,147  $ 7,376,723
                            ===========  ===========  ===========  ===========
Net income                  $ 1,256,987  $ 1,362,480  $ 1,444,741  $ 1,724,380
                            ===========  ===========  ===========  ===========
Basic earnings per share    $       .17  $       .18  $       .19  $       .23
                            ===========  ===========  ===========  ===========
Diluted earnings per share  $       .15  $       .17  $       .18  $       .21
                            ===========  ===========  ===========  ===========




















                                       F17

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


Dated: November 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/Natan V. Bertman                                          November 5, 1999
-------------------
Natan Bertman, Director


/S/David Michael                                             November 5, 1999
----------------
David Michael, Director


/S/Seymour Rubin                                             November 5, 1999
----------------
Seymour Rubin, Director


/S/James Tiernan                                             November 5, 1999
----------------
James Tiernan, Director


/S/Roger Winston                                             November 5, 1999
----------------
Roger Winston, Director


/S/Leonard A. Trugman                                        November 5, 1999
---------------------
Leonard A. Trugman
Chairman of the Board,
Chief Executive Officer and
President