Form 10-Q
period 1999-10-30
DEL GLOBAL TECHNOLOGIES CORP
filed 1999-12-10
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended              October 30, 1999
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

Yes   X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on December 8,1999.



                            Common Stock - 7,814,916

                                     PART I


Item 1.  Financial Statements

              Consolidated Balance Sheets - October 30, 1999 and July 31, 1999

              Consolidated Statements of Income for the Three Months ended October 30, 1999 and October 31, 1998

              Consolidated Statements of Cash Flows for the Three Months ended October 30, 1999 and October 31, 1998

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                       October 30,     July 31,
                                                          1999           1999
                                                      -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                          $   626,113    $   320,742
   Investments available-for-sale                       1,139,370      1,292,852
   Trade receivables - net                             14,912,641     15,624,433
   Cost and estimated earnings in excess of
      billings on uncompleted contracts                 7,759,094      6,402,532
   Inventory                                           37,212,350     36,599,587
   Prepaid expenses and other current assets            1,576,066      1,216,145
                                                      -----------    -----------
              Total current assets                     63,225,634     61,456,291
                                                      -----------    -----------

FIXED ASSETS - Net                                     14,975,212     14,668,060
INTANGIBLES - Net                                         834,191        879,898
GOODWILL - Net                                          5,164,082      5,236,965
DEFERRED CHARGES                                          231,873        264,464
OTHER ASSETS                                            1,613,763      1,598,279
                                                      -----------    -----------
         TOTAL                                        $86,044,755    $84,103,957
                                                      ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                  $   784,467    $   516,654
   Accounts payable - trade                             6,255,667      6,295,586
   Accrued liabilities                                  4,556,690      4,468,521
   Deferred compensation liability                      1,209,321      1,201,065
   Income taxes                                         1,114,894      1,224,451
                                                      -----------    -----------
              Total current liabilities                13,921,039     13,706,277
                                                      -----------    -----------

LONG-TERM LIABILITIES
   LONG-TERM DEBT (less current portion
      included above)                                   2,078,832      1,832,287
   OTHER                                                  573,505        594,272
   DEFERRED INCOME TAXES                                1,778,442      1,620,417
                                                      -----------    -----------
              Total liabilities                        18,351,818     17,753,253
                                                      -----------    -----------

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
      Authorized 20,000,000 shares;
      Issued and  outstanding 8,354,316
      shares at October 30, 1999 and
      8,278,646 shares at July 31, 1999                   835,433        827,866
   Additional paid-in capital                          51,058,863     50,798,502
   Retained earnings                                   20,558,485     19,032,506
                                                      -----------    -----------
                                                       72,452,781     70,658,874
   Less common stock in treasury -
      546,261 shares at October 30, 1999
      and 490,393 shares at July 31, 1999               4,759,844      4,308,170
                                                      -----------    -----------
              Total shareholders' equity               67,692,937     66,350,704
                                                      -----------    -----------
         TOTAL                                        $86,044,755    $84,103,957
                                                      ===========    ===========

    See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                          Three Months Ended
                                                     ---------------------------
                                                     October 30,     October 31,
                                                        1999            1998
                                                     -----------     -----------

NET SALES                                            $15,712,024     $14,809,666
                                                     -----------     -----------
COSTS AND EXPENSES:
     Cost of sales                                     9,310,733       8,679,168
     Research and development                          1,543,154       1,431,314
     Selling, general and administrative               2,603,174       2,621,162
     Interest expense - net                               62,037
                                                     -----------     -----------
                                                                           6,881
                                                      13,519,098      12,738,525
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                  2,192,926       2,071,141

PROVISION FOR INCOME TAXES                               666,948         642,054
                                                     -----------     -----------
NET INCOME                                           $ 1,525,978     $ 1,429,087
                                                     ===========     ===========

NET INCOME PER COMMON SHARE AND
     COMMON SHARE EQUIVALENTS:

     BASIC                                           $       .20     $       .19
                                                     ===========     ===========
     DILUTED                                         $       .19     $       .18
                                                     ===========     ===========

Weighted number of common
      shares outstanding                               7,786,004       7,648,413
                                                     ===========     ===========


Weighted number of common
      shares and common share
      equivalents outstanding                          8,171,777       8,142,557
                                                     ===========     ===========


See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                         Three Months Ended
                                                      --------------------------
                                                      October 30,    October 31,
                                                         1999           1998
                                                      -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $ 1,525,978   $ 1,429,087
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                         555,560       413,419
     Amortization                                         187,462       157,944
     Imputed interest                                      19,706        10,974
     Deferred income tax provision                        147,495        94,745
     Tax benefit from exercise of stock options
       and warrants                                       188,849        18,019
     Amortization of stock-based compensation               7,833         5,508
   Changes in assets and liabilities:
      Decrease (increase) in trade receivables            711,792      (869,725)
      Increase in cost and estimated earnings in
        excess of billings on uncompleted contracts    (1,356,562)     (908,225)
      Increase in inventory                              (612,763)   (2,072,986)
      Increase in prepaid and other current assets       (396,202)     (539,657)
      Increase in other assets                             (4,954)       (6,776)
      (Decrease) increase in accounts payable - trade     (39,919)    1,170,993
      Increase in accrued liabilities                      85,072       145,842
      Increase in deferred compensation liability           8,256        69,902
      (Decrease) increase in income taxes payable        (109,557)      378,790
                                                      -----------   -----------
Net cash provided by (used in) operating activities       918,046      (502,146)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for fixed assets                         (862,712)     (692,266)
   Investment in marketable securities                    153,482       (73,026)
   Payments to former shareholders of subsidiary
     acquired                                             (17,707)      (29,796)
                                                      -----------   -----------
Net cash used in investing activities                    (726,937)     (795,088)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from bank borrowing                       514,358       498,737
   Payment for repurchase of shares                      (451,674)     (682,404)
   Proceeds from exercise of stock options and
     warrants                                              71,247        42,548
   Other                                                  (19,669)       (5,784)
                                                      -----------   -----------
Net cash provided by (used in) financing activities       114,262      (146,903)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      305,371    (1,444,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            320,742     3,401,697
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   626,113   $ 1,957,560
                                                      ===========   ===========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Three Months Ended
                                                      --------------------------
                                                      October 30,    October 31,
                                                         1999           1998
                                                      -----------   ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
             INFORMATION:

             Interest paid                            $     6,359    $   33,724
                                                      ===========    ==========
             Income taxes paid                        $   482,440    $  150,500
                                                      ===========    ==========






See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 1 In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of October 30, 1999 and the results of its operations and its cash flows for the three months ended October 30, 1999 and October 31, 1998.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as of July 31, 1999.

         The consolidated financial statements should be read in conjunction with the notes to the financial statements as of July 31, 1999.

         Certain   reclassifications  have  been  made  in  the  prior  period's
         financial   statements   to   correspond   to  the   current   period's
         presentation.


NOTE 2 The results of operations for the three-month period ended October 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 3   INVESTMENTS

         Investments available-for-sale at October 30, 1999 and July 31, 1999 include $1,209,321and $1,201,065, respectively, for the Company's President's deferred compensation and certain key executives. At
         October  30,  1999  and  July  31,   1999,   $118,514   and   $213,411,
         respectively, were classified as cash and $1,090,808 and $987,654, respectively, were recorded as investments. The liabilities of $1,209,321 and $1,201,065, respectively, are recorded as deferred compensation liability. Gains and losses on the investments held to fund the deferred compensation, either recognized or unrealized, inure to the benefit or detriment of the President's or key executives' deferred compensation. At October 30, 1999, the balance of investments available-for-sale of $48,562 are equity securities held by the Company for its own account. Realized and unrealized gains and losses on these securities for the period ended October 30, 1999 were not material and are recorded in the financial statements.


NOTE 4   PERCENTAGE OF COMPLETION ACCOUNTING


                                                        October 30,    July 31,
                                                           1999          1999
                                                        -----------  -----------
         Costs incurred on uncompleted
            contracts                                  $15,206,728   $15,012,158

         Estimated earnings                              9,906,018     9,329,220
                                                       -----------   -----------
                                                        25,112,746    24,341,378

         Less billings to date                          17,353,652    17,938,846
                                                       -----------   -----------
         Costs and estimated earnings
            in excess of billings on
            uncompleted contracts                      $ 7,759,094   $ 6,402,532
                                                       ===========   ===========

         The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $4.7 million at October 30, 1999.

NOTE 5   INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or market.

         Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

               Inventory consists of the following:
                                                        October 30,    July 31,
                                                           1999          1999
                                                        -----------  -----------

         Finished goods                                 $ 7,820,260  $ 5,414,095
         Work-in-process                                 17,246,575   14,814,766
         Raw material and purchased parts                12,145,515   16,370,726
                                                        -----------  -----------

         Total                                          $37,212,350  $36,599,587
                                                        ===========  ===========


NOTE 6   FIXED ASSETS

         Fixed assets consist of the following:
                                                        October 30,    July 31,
                                                           1999          1999
                                                        -----------  -----------
         Land                                           $   694,046  $   694,046
         Building                                         2,178,025    2,161,025
         Machinery and equipment                         16,520,067   15,967,619
         Furniture and fixtures                           2,021,237    1,914,396
         Leasehold improvements                           2,367,296    2,180,873
         Transportation equipment                            30,103       30,103
                                                        -----------  -----------
                                                         23,810,774   22,948,062

         Less accumulated depreciation and amortization   8,835,562    8,280,002
                                                        -----------  -----------

         Net fixed assets                               $14,975,212  $14,668,060
                                                        ===========  ===========


NOTE 7   SEGMENTS

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of the year ended July 31, 1999. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also establishes standards for related disclosures about products and services, major customers and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chief Executive Officer and the senior executives of the Company's operating segments.

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

         Selected financial data of these segments is as follows:

                                                          Medical     Critical
                                                          Imaging    Electronic
                                                          Systems    Subsystems      Total
                                                       ------------  -----------  -----------
         For the Three Months Ended October 30, 1999:

         Net sales to external customers               $  7,883,898  $ 7,828,126  $15,712,024
                                                       ============  ===========  ===========
         Income before provision for income taxes      $    614,991  $ 1,577,935  $ 2,192,926
                                                       ============  ===========  ===========
         Segment assets                                $ 11,817,441  $74,227,314  $86,044,755
                                                       ============  ===========  ===========

                                                          Medical     Critical
                                                          Imaging    Electronic
                                                          Systems    Subsystems      Total
                                                       ------------  -----------  -----------
         For the Three Months Ended October 31, 1998:

         Net sales to external customers               $  7,345,710  $ 7,463,956  $14,809,666
                                                       ============  ===========  ===========
         Income before provision for income taxes      $    611,836  $ 1,459,305  $ 2,071,141
                                                       ============  ===========  ===========
         Segment assets                                $  8,210,220  $67,293,568  $75,503,788
                                                       ============  ===========  ===========

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

                 During the past five years the Company has grown internally and through acquisitions into a company whose predominant business is serving the medical imaging and diagnostic markets. The Company's net sales attributable to medical imaging products have increased from approximately $14.4 million or 44% of total net sales in fiscal 1995 to approximately $49.2 million or 72% of total net sales in fiscal 1999.

                 Management believes that recent cost containment trends in the healthcare industry have created opportunities for its cost-effective medical imaging products in domestic and international markets. Some of these trends are increased demand for lower cost medical equipment, the outsourcing of systems and critical electronic subsystems by leading original equipment manufacturers ("OEMs"), increased demand for certain diagnostic procedures and lower cost medical services in the global marketplace.

RESULTS OF OPERATIONS

                 Net sales for the three months ended October 30, 1999 were approximately $15.7 million as compared to approximately $14.8 million for the three months ended October 31, 1998, an increase of 6.1%. The increase is due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales for the three months ended October 30, 1999, was 59.3% compared to 58.6% for the prior corresponding period. This decrease in gross margins is due to the change in product mix in the period.

                 Research and development expenses increased to approximately $1.5 million for the three months ended October 30, 1999 from approximately $1.4 million for the three months ended October 31, 1998, an increase of 7.8%. The increase was primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately $2.6 million, or 16.6% of net sales, for the three months ended October 30, 1999 as compared to approximately $2.6 million, or 17.7% of net sales, for the same period in the prior year, a decrease of 0.7%.

                 Net interest expense was approximately $62,000 for the three months ended October 30, 1999 as compared to approximately $7,000 for the corresponding period in the prior year. This increase is due to higher levels of long-term debt for the quarter.

                 Income tax expense was 30.4% of pretax income for the three months ended October 30, 1999 and 31% for the three months ended October 31, 1998. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income increased to approximately $1.5 million for the three months ended October 30, 1999, an increase of 6.8% from approximately $1.4 million for the prior corresponding period. Basic earnings per share at October 30, 1999 increased to $.20 from $.19 at October 31, 1998, an increase of 4.9%. Diluted earnings per share increased to $.19 at October 30, 1999 from $.18 at October 31, 1998, an increase of 6.4%. The weighted number of common shares outstanding increased to 7,786,004 at October 30, 1999 from 7,648,413 at October 31, 1998 and the number of common shares and common share equivalents outstanding increased to 8,171,777 at October 30, 1999 from 8,142,557 at October 31, 1998. The increase in net income for the three-month period ended October 30, 1999 is primarily due to higher sales.

                 The backlog of unshipped orders at October 30, 1999 was approximately $39 million.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowing and the issuance of the Company's common stock.

                 Working Capital. At October 30, 1999 and July 31, 1999, the Company's working capital was approximately $49.3 million and $47.8 million, respectively. At such dates the Company had approximately $626,000 and $321,000, respectively, in cash and cash equivalents.

                 Trade receivables at October 30, 1999 decreased approximately $712,000 as compared to July 31, 1999, primarily due to lower revenue levels in the three-month period ended October 30, 1999 as compared to the three-month period ended July 31, 1999.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $7.8 million at October 30, 1999 from approximately $6.4 million at July 31, 1999 due to additional work performed in the quarter on long-term contracts accounted for under the percentage of completion method of accounting.

                 Inventory at October 30, 1999 increased approximately $613,000 as compared to July 31, 1999 primarily because of additional production requirements of major medical OEM contracts.

                 Prepaid expenses and other current assets at October 30, 1999 increased approximately $360,000 as compared to July 31, 1999 due to additional prepaid expenses related to increased acquisition activity.

                 Credit Facility and Borrowing. At October 30, 1999 the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line. The available portion of the revolving credit line was approximately $12.7 million, after deducting outstanding letters of credit of approximately $15,000 and $8.6 million was available under its acquisition credit line.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $863,000 for capital equipment for the three-month period ended October 30, 1999.

                 The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its currently projected operating cash needs.

                 Shareholders' Equity. Shareholders' equity increased to approximately $67.7 million at October 30, 1999 from approximately $66.4 million at July 31, 1999, primarily due to the results of operations. Additionally, during the period 75,670 stock options were exercised, with proceeds of $71,247 and 48,775 shares of common stock were repurchased at a cost of $383,192.

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

                 The Company uses purchased software programs for a variety of functions, including drafting and design, general accounting and manufacturing applications. Currently, all of the Company's products and software for design and drafting applications are fully compliant. The Company's systems for general accounting and manufacturing have been evaluated and steps to achieve compliance have been implemented and these systems are expected to be fully compliant. At this time, the Company believes that it does not have any internal mission-critical year 2000 issues that it cannot remedy.

                 As part of the year 2000 readiness process, significant customers, service providers, vendors and suppliers who are believed to be crucial to business operations after January 1, 2000 have been identified and steps have been taken to ascertain their state of readiness. All mission-critical third parties have indicated that they are or will be year 2000 compliant. The Company has surveyed them primarily through written correspondence. Despite its efforts to ascertain the readiness of its customers, suppliers and service providers, the Company cannot be certain as to the actual year 2000 readiness of these third parties or the impact their noncompliance may have on the Company's future financial position, the results of its operations or its cash flows.

                 With respect to the Company's internal year 2000 compliance, the Company has incurred internal staff costs, as well as consulting and other expenses and the total costs incurred for all year 2000 compliance related projects did not have a material effect on the Company's financial position, results of its operations or its cash flows.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

                 Disclosures   about   Derivative    Instruments   and   Hedging
Activities.  In June  1998,  the FASB  issued  SFAS  No.  133,  "Accounting  for
Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal years beginning after December 15, 1999. Management does not anticipate that this statement will have any affect on the Company's consolidated financial statements.

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



Dated:  December 9, 1999