Form 10-Q
period 2000-01-29
DEL GLOBAL TECHNOLOGIES CORP
filed 2000-03-13
CIK 27748

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                January 29, 2000

Commission File Number                0-3319




                          DEL GLOBAL TECHNOLOGIES CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                                13-1784308
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Commerce Park, Valhalla, NY                                     10595
-------------------------------                              -------------------
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

Yes   X                No
   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on March 10, 2000.

                            Common Stock - 7,814,494

                                     PART I

Item 1.  Financial Statements

              Consolidated Balance Sheets - January 29, 2000 and July 31, 1999

              Consolidated Statements of Income for the Three Months and Six Months Ended January 29, 2000 and January 30, 1999

              Consolidated Statements of Cash Flows for the Six Months Ended January 29, 2000 and January 30, 1999

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                      January 29,      July 31,
                                                         2000            1999
                                                     -----------     -----------

CURRENT ASSETS
        Cash and cash equivalents                    $   244,762     $   320,742
        Investments available-for-sale                 1,290,418       1,292,852
        Trade receivables - net                       15,906,168      15,624,433
        Cost and estimated earnings
             in excess of billings
             on uncompleted contracts                  8,788,171       6,402,532
        Inventory                                     37,693,356      36,599,587
        Prepaid expenses and other
             current assets                            1,878,514       1,216,145
                                                     -----------     -----------
             Total current assets                     65,801,389      61,456,291
                                                     -----------     -----------

FIXED ASSETS - Net                                    15,137,511      14,668,060
INVESTMENT IN AFFILIATE                                1,451,348            --
INTANGIBLES - Net                                        788,483         879,898
GOODWILL - Net                                         5,091,200       5,236,965
DEFERRED CHARGES                                         199,281         264,464
OTHER ASSETS                                           1,625,251       1,598,279
                                                     -----------     -----------
        TOTAL                                        $90,094,463     $84,103,957
                                                     ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of long-term debt           $   594,740     $   516,654
         Accounts payable - trade                      5,709,684       6,295,586
         Accrued liabilities                           4,269,911       4,468,521
         Deferred compensation liability               1,301,296       1,201,065
         Income taxes                                  1,339,958       1,224,451
                                                     -----------     -----------
              Total current liabilities               13,215,589      13,706,277
                                                     -----------     -----------

LONG-TERM LIABILITIES
         Long-term debt (less current portion)         4,729,976       1,832,287
         Other                                           532,771         594,272
         Deferred income taxes                         1,936,467       1,620,417
                                                     -----------     -----------
              Total liabilities                       20,414,803      17,753,253
                                                     -----------     -----------

SHAREHOLDERS' EQUITY
         Common stock, $.10 par value;
            Authorized 20,000,000 shares;
            Issued and outstanding - 8,383,840
            shares at January 29, 2000 and
            8,278,646 shares at July 31, 1999            838,385         827,866
         Additional paid-in capital                   51,446,645      50,798,502
         Retained earnings                            22,326,647      19,032,506
                                                     -----------     -----------
                                                      74,611,677      70,658,874
         Less common stock in treasury -
            567,846 shares at January 29, 2000
            and 490,393 shares at July 31, 1999        4,932,017       4,308,170
                                                     -----------     -----------
                    Total shareholders' equity        69,679,660      66,350,704
                                                     -----------     -----------
         TOTAL                                       $90,094,463     $84,103,957
                                                     ===========     ===========

   See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                               Three Months Ended           Six Months Ended
                           -------------------------   -------------------------
                           January 29,   January 30,   January 29,   January 30,
                              2000          1999          2000         1999
                           -----------   -----------   -----------   -----------

NET SALES                  $17,450,349   $15,921,952   $33,162,373   $30,731,618
                           -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  Cost of sales             10,419,466     9,308,253    19,730,199    17,987,421
  Research and development   1,706,689     1,522,929     3,249,843     2,954,243
  Selling, general and
     administrative          2,700,789     2,749,659     5,303,963     5,370,821
  Interest expense - net        83,095        15,831       145,132        22,712
                           -----------   -----------   -----------   -----------
                            14,910,039    13,596,672    28,429,137    26,335,197
                           -----------   -----------   -----------   -----------
INCOME BEFORE PROVISION
   FOR INCOME TAXES          2,540,310     2,325,280     4,733,236     4,396,421
PROVISION FOR INCOME TAXES     772,147       720,836     1,439,095     1,362,890
                           -----------   -----------   -----------   -----------
NET INCOME                 $ 1,768,163   $ 1,604,444   $ 3,294,141   $ 3,033,531
                           ===========   ===========   ===========   ===========

NET INCOME PER COMMON
   SHARE AND COMMON
   SHARE EQUIVALENTS:

     BASIC                 $       .23   $       .21   $       .42   $       .40
                           ===========   ===========   ===========   ===========
     DILUTED               $       .22   $       .20   $       .40   $       .37
                           ===========   ===========   ===========   ===========

Weighted average number
   of commons shares

   outstanding               7,813,017     7,648,308     7,799,511     7,648,361
                           ===========   ===========   ===========   ===========
Weighted average number
   of common shares
   outstanding and common
   share equivalents         8,163,980     8,205,600     8,167,878     8,174,078
                           ===========   ===========   ===========   ===========



  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Six Months Ended

                                                      --------------------------
                                                      January 29,    January 30,
                                                          2000          1999
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $ 3,294,141   $ 3,033,531
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation                                      1,146,461       843,725
      Amortization                                        368,873       322,676
      Imputed interest                                     22,541        10,973
      Deferred income tax provision                       294,990       184,374
      Tax benefit from exercise of stock
        options and warrants                              238,518       131,391
      Amortization of stock-based compensation             17,518        11,215
   Changes in assets and liabilities:
      Increase in trade receivables                      (281,735)   (1,011,876)
      Increase in cost and estimated earnings in
        excess of billings on uncompleted contracts    (2,385,639)   (1,454,565)
      Increase in inventory                            (1,093,769)   (4,013,448)
      Increase in prepaid and other current assets       (728,879)     (869,686)
      Increase in other assets                             (5,912)       (9,983)
      (Decrease) increase in accounts payable - trade    (585,902)    1,262,347
      (Decrease) increase in accrued liabilities         (360,308)      170,749
      Increase in deferred compensation liability         100,231       212,006
      Increase in income taxes payable                    115,507       627,041
                                                      -----------   -----------
Net cash provided by (used in) operating activities       156,636      (549,530)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash invested in affiliate                   (1,080,040)         --
      Net cash paid to acquire selected assets               --        (509,219)
      Expenditures for fixed assets                    (1,615,912)   (1,502,770)
      Investment in marketable securities                   2,434      (170,963)
      Payments to former shareholders of
         subsidiary acquired                              (35,770)      (60,186)
                                                      -----------   -----------
Net cash used in investing activities                  (2,729,288)   (2,243,138)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from bank borrowing                  2,975,775       583,701
      Payment for repurchase of shares                   (623,847)     (692,474)
      Proceeds from exercise of stock options
         and warrants                                     133,924       328,500
      Other                                                10,820        54,543
                                                      -----------   -----------
Net cash provided by financing activities               2,496,672       274,270
                                                      -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (75,980)   (2,518,398)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            320,742     3,401,697
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $   244,762   $   883,299
                                                      ===========   ===========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Six Months Ended

                                                    ---------------------------
                                                    January 29,     January 30,
                                                       2000            1999
                                                    -----------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

     Interest paid                                 $    109,321    $     75,698
                                                   ============    ============
     Income taxes paid                             $    832,360    $    419,469
                                                   ============    ============


SUPPLEMENTAL SCHEDULE OF INVESTING AND
   FINANCING ACTIVITIES:

      Investment in affiliate                      $  1,451,348
      Compensation cost of warrant issued              (218,702)
      Investment costs in accrued expense              (152,606)
                                                   ------------
      Net cash invested in affiliate               $  1,080,040
                                                   ============


      Acquisition of selected assets                               $  1,309,219
      Payment due under acquisition term note                          (800,000)
                                                                   ------------
      Net cash paid to acquire selected assets                     $    509,219
                                                                   ============






  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of January 29, 2000 and the results of its operations and its cash flows for the six months ended January 29, 2000 and January 30, 1999.

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

NOTE 2 The results of operations for the three and six-month periods ended January 29, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3         INVESTMENTS

               Investments available-for-sale at January 29, 2000 and July 31, 1999 include $1,301,296 and $1,201,065,respectively, for the Company's President's deferred compensation and certain key executives. At January 29, 2000 and July 31, 1999, $45,085 and $213,411, respectively, were classified as cash and $1,256,211 and $1,146,009, respectively, were recorded as investments. The liabilities of $1,301,296 and $1,201,065, respectively, are recorded as deferred compensation liability. Gains and losses on the investments held to fund the deferred compensation, either recognized or unrealized, inure to the benefit or detriment of the President's or key executives' deferred compensation. At January 29, 2000 and July 31, 1999, the balance of investments available-for-sale of $34,207 and $146,843, respectively, are equity securities held by the Company for its own account. Realized and unrealized gains and losses on these securities for the periods ended January 29, 2000 and January 30, 1999 were not material and are recorded in the financial statements.

NOTE 4         PERCENTAGE OF COMPLETION ACCOUNTING

                                                      January 29,      July 31,
                                                         2000            1999
                                                      -----------    -----------

               Costs incurred on

                  uncompleted contracts               $17,331,810    $15,012,158

               Estimated earnings                      10,939,263      9,329,220
                                                      -----------    -----------
                                                       28,271,073     24,341,378

               Less billings to date                   19,482,902     17,938,846
                                                      -----------    -----------
               Costs and estimated
                  earnings in excess of billings
                  on uncompleted contracts            $ 8,788,171    $ 6,402,532
                                                      ===========    ===========


               The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $3.6 million at January 29, 2000.

NOTE 5         INVENTORY

               Inventory is stated at the lower of cost (first-in, first-out) or market.

               Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

               Inventory consists of the following:
                                                       January 29,    July 31,
                                                          2000          1999
                                                       -----------   -----------

               Finished goods                          $ 7,921,344   $ 5,414,095
               Work-in-process                          17,245,195    14,814,766
               Raw material and purchased parts         12,526,817    16,370,726
                                                       -----------   -----------

               Total                                   $37,693,356   $36,599,587
                                                       ===========   ===========

NOTE 6         FIXED ASSETS

               Fixed assets consist of the following:

                                                       January 29,     July 31,
                                                          2000           1999
                                                       -----------    ----------

               Land                                    $   694,046   $   694,046
               Building                                  2,200,742     2,161,025
               Machinery and equipment                  17,696,398    16,446,086
               Furniture and fixtures                    1,569,579     1,435,929
               Leasehold improvements                    2,373,106     2,180,873
               Transportation equipment                     30,103        30,103
                                                       -----------   -----------
                                                        24,563,974    22,948,062

               Less accumulated depreciation

                  and amortization                       9,426,463     8,280,002
                                                       -----------   -----------

               Net fixed assets                        $15,137,511   $14,668,060
                                                       ===========   ===========

 NOTE 7        INVESTMENT IN AFFILIATE

               On December 28, 1999, the Company obtained a 19% interest in Villa Sistemi Medicali S.p.A. ("Villa") located in Milan, Italy, for a six-year warrant to purchase 50,000 shares of Del Global Technologies Corp. common stock at the fair market price on the date of issuance. This warrant is valued at approximately $219,000 using the Black-Scholes method as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." In addition, the associated transaction costs of this investment are approximately $340,000. The investment is accounted for at cost. Further, Villa management has granted to the Company an exclusive irrevocable option to purchase an additional 61% of the shares of Villa within 60 days after the Company receives certified financial statements of Villa for the year ended December 31, 1999.

               On January 3, 2000, the Company contributed $892,000 to the charter capital of Villa in consideration for a pledge by the Villa management of their majority ownership of the outstanding shares of Villa. On the same date, Villa management collectively contributed $108,000 to the charter capital of Villa.

NOTE 8         SEGMENTS

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

               The Company has two reportable segments which are Medical Imaging Systems and Critical Electronic Subsystems. The Medical Imaging Systems Segment designs, manufactures and markets state-of-the-art, cost-effective medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, mammography systems a neo-natal imaging system and dental imaging systems. The Critical Electronic Subsystems Segment designs, manufactures and markets proprietary precision power conversion and electronic noise suppression subsystems for medical as well as critical industrial applications.

               Selected financial data of these segments is as follows:


                                                              Medical       Critical
                                                              Imaging      Electronic
                                                              Systems      Subsystems      Total
                                                            -----------   -----------   -----------
               For the Six Months Ended January 29, 2000:
               Net sales to external customers              $17,532,787   $15,629,586   $33,162,373
                                                            ===========   ===========   ===========
               Income before provision for income taxes     $ 1,597,431   $ 3,135,805   $ 4,733,236
                                                            ===========   ===========   ===========
               Segment assets                               $12,635,506   $77,458,957   $90,094,463
                                                            ===========   ===========   ===========


                                                              Medical       Critical
                                                              Imaging      Electronic
                                                              Systems      Subsystems      Total
                                                            -----------   -----------   -----------
               For the Six Months Ended January 30, 1999:
               Net sales to external customers              $16,179,691   $14,551,927   $30,731,618
                                                            ===========   ===========   ===========
               Income before provision for income taxes     $ 1,684,027   $ 2,712,394   $ 4,396,421
                                                            ===========   ===========   ===========
               Segment assets                               $10,848,887   $68,166,063   $79,014,950
                                                            ===========   ===========   ===========

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

RESULTS OF OPERATIONS

                 Net sales for the three months ended January 29, 2000 were approximately $17.5 million as compared to approximately $15.9 million for the three months ended January 29, 1999, an increase of approximately 10%. Net sales for the six months ended January 29, 2000 were approximately $33.2 million as compared to approximately $30.7 million for the six months ended January 30, 1999, an increase of approximately 8%. These increases are due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales for the three months ended January 29, 2000, was 59.7% compared to 58.5% for the prior corresponding period. Cost of sales, as a percentage of net sales for the six months ended January 29, 2000, was 59.5% compared to 58.5% for the prior corresponding period. These increases are due to a change in product mix in both periods.

                 Research and development expenses were $1.7 million and $1.5 million for the three-month periods ended January 29, 2000 and January 30, 1999, respectively, an increase of 12%. Research and development expenses increased to approximately $3.3 million for the six months ended January 29, 2000 from approximately $3.0 million for the six months ended January 30, 1999, an increase of 10%. The increase was primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately $2.7 million for three-month periods ended January 29, 2000 and January 30, 1999, respectively, or 15.5% and 17.3% of net sales, a decrease of 1.8%. Selling, general and administrative expenses were approximately $5.3 million, or 16% of net sales, for the six months ended January 29, 2000 as compared to approximately $5.4 million, or 17.5% of net sales, for the same period in the prior year, a decrease of 1.2%.

                 Net interest expense was approximately $83,000 for the three months ended January 29, 2000 as compared to approximately $16,000 for the corresponding period in the prior year. Net interest expense was approximately $145,000 for the six months ended January 29, 2000 as compared to approximately $23,000 for the corresponding period in the prior year. This increase is due to both higher interest rates and higher levels of long-term debt for both periods.

                 Income tax expense was 30.4% of pretax income for the three and six months ended January 29, 2000 and 31% for the three and six months ended January 30, 1999. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income increased to approximately $1.8 million for the three months ended January 29, 2000, an increase of 10.2% from approximately $1.6 million for the prior corresponding period. Basic earnings per share at January 29, 2000 increased to $.23 from $.21 at January 30, 1999, an increase of 9.5%. Diluted earnings per share increased to $.22 at January 29, 2000 from $.20 at January 30, 1999, an increase of 10.0%. The weighted number of common shares outstanding increased to 7,813,017 at January 29, 2000 from 7,648,308 at January 30, 1999 and the number of common shares and common share equivalents outstanding decreased to 8,163,980 at January 29, 2000 from 8,205,600 at January 30, 1999. Net income increased to approximately $3.3 million for the six months ended January 29, 2000, an increase of 8.6% from approximately $3.0 million for the prior corresponding period. Basic earnings per share at January 29, 2000 increased to $.42 from $.40 at January 30, 1999, an increase of 5.0%. Diluted earnings per share increased to $.40 at January 29, 2000 from $.37 at January 30, 1999, an increase of 8.1%. The weighted number of common shares outstanding increased to 7,799,511 at January 29, 2000 from 7,648,361 at January 30, 1999 and the number of common shares and common share equivalents outstanding decreased to 8,167,878 at January 29, 2000 from 8,174,078 at January 30, 1999. These increases in net income for the three and six-month periods ended January 29, 2000 were primarily due to higher sales.

                 The backlog of unshipped orders at January 29, 2000 was approximately $45 million.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of the Company's common stock.

                 Working Capital. At January 29, 2000 and July 31, 1999, the Company's working capital was approximately $52.6 million and $47.8 million, respectively. At such dates the Company had approximately $245,000 and $321,000, respectively, in cash and cash equivalents.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $8.8 million at January 29, 2000 from approximately $6.4 million at July 31, 1999 due to additional work performed in the six-month period on long-term contracts accounted for under the percentage of completion method of accounting.

                 Inventory at January 29, 2000 increased approximately $1.1 million as compared to July 31, 1999 primarily because of higher sales levels of major medical OEM contracts.

                 Prepaid expenses and other current assets at January 29, 2000 increased approximately $662,000 as compared to July 31, 1999 were primarily due to additional expenses related to increased acquisition activity, prepaid advertising and show expenses and prepaid insurance.

                 On December 28, 1999, the Company obtained a 19% interest in Villa Sistemi Medicali S.p.A. ("Villa") located in Milan, Italy for a six-year warrant to purchase 50,000 shares of Del Global Technologies Corp. common stock at the fair market price on the date of issuance. This warrant is valued at approximately

$219,000  using  the  Black-Scholes  method  as  prescribed  by  SFAS  No.  123,
"Accounting for Stock-Based Compensation." In addition, the associated transaction costs of this investment are approximately $340,000. Further, Villa management has granted to the Company an exclusive irrevocable option to purchase an additional 61% of the shares of Villa within 60 days after the Company receives certified financial statements of Villa for the year ended December 31, 1999.

                 Credit Facility and Borrowing. At January 29, 2000 the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line. The available portion of the revolving credit line was approximately $10.8 million, after deducting outstanding letters of credit of approximately $24,000 and $7.5 million was available under its acquisition credit line.

                 Long-term debt increased approximately $2.9 million as compared to July 31, 1999, primarily due to the investment in Villa, annual payment for the selected assets purchased in December 1998, additional investments in capital equipment and additional working capital requirements.

                 The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its currently projected operating cash needs.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $1.6 for capital equipment for the six-month period ended January 29, 2000.

                 Shareholders' Equity. Shareholders' equity increased to approximately $69.7 million at January 29, 2000 from approximately $66.4 million at July 31, 1999, primarily due to the results of operations. Additionally, during the period 99,333 stock options were exercised, with proceeds of $133,925 and 79,453 shares of common stock were repurchased at a cost of approximately $624,000.

                 Year 2000. To date, the Company has not encountered any significant effects of the year 2000 issue either internally or with third parties. The Company cannot guarantee that problems will not occur in the future or have not yet been detected.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

                 Not applicable.

                                     PART II

Item 1.   Legal Proceedings

                    None

Item 2.   Changes in Securities

                    None

Item 3.   Defaults on Senior Securities

                    None

Item 4.   Submission to a Vote of Security Holders

                    At the annual meeting of stockholders of the Company held on February 10, 2000, the stockholders:

                    (a)  Elected  the  following  directors:   Natan V. Bertman,
                         David Michael, Seymour Rubin, James Tiernan, Leonard A. Trugman and Roger J. Winston.

                         Election of Directors        For         Withheld
                         ---------------------     ---------      --------

                         Leonard A. Trugman        7,199,865       261,550
                         Natan V. Bertman          7,207,930       253,485
                         David Michael             7,210,756       250,659
                         Seymour Rubin             7,209,209       252,206
                         James Tiernan             7,206,724       254,691
                         Roger J. Winston          7,229,474       231,941

                    (b) Approved the proposal to increase by 750,000 the number of shares of common stock reserved for issuance under the Company's Amended and Restated Stock Option Plan.

                                      For           Against        Abstain
                                   ---------       ---------       -------
                                   4,494,801       1,464,268        40,761

Item 5.   Other Information

                    None

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:  Exhibit 4.1 -  Warrant  Certificate  of  Laurence
                                              Hirschhorn

                               Exhibit 4.2 -  Warrant  Certificate   of   Steven
                                              Anreder

                               Exhibit 4.3 -  Warrant   Agreement  and   Warrant
                                              Certificate of USB Capital S.p.A
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



Dated: March 13, 2000