Form 10-Q/A
period 1999-10-30
DEL GLOBAL TECHNOLOGIES CORP
filed 2000-03-28
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A


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

         Selected financial data of these segments is as follows:

                                                          Medical     Critical
                                                          Imaging    Electronic
                                                          Systems    Subsystems      Total
                                                       ------------  -----------  -----------
         For the Three Months Ended October 30, 1999:

         Net sales to external customers               $  7,883,898  $ 7,828,126  $15,712,024
                                                       ============  ===========  ===========
         Income before provision for income taxes      $    614,991  $ 1,577,935  $ 2,192,926
                                                       ============  ===========  ===========
         Segment assets                                $ 38,919,996  $47,124,759  $86,044,755
                                                       ============  ===========  ===========

                                                          Medical     Critical
                                                          Imaging    Electronic
                                                          Systems    Subsystems      Total
                                                       ------------  -----------  -----------
         For the Three Months Ended October 31, 1998:

         Net sales to external customers               $  7,345,710  $ 7,463,956  $14,809,666
                                                       ============  ===========  ===========
         Income before provision for income taxes      $    611,836  $ 1,459,305  $ 2,071,141
                                                       ============  ===========  ===========
         Segment assets                                $ 31,156,009  $44,347,779  $75,503,788
                                                       ============  ===========  ===========

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



Dated:  March 28, 2000