Form 10-Q/A
period 2000-01-29
DEL GLOBAL TECHNOLOGIES CORP
filed 2000-03-28
CIK 27748

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

Weighted average number
   of common shares
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

               Selected financial data of these segments is as follows:


                                                              Medical       Critical
                                                              Imaging      Electronic
                                                              Systems      Subsystems      Total
                                                            -----------   -----------   -----------
               For the Six Months Ended January 29, 2000:
               Net sales to external customers              $17,532,787   $15,629,586   $33,162,373
                                                            ===========   ===========   ===========
               Income before provision for income taxes     $ 1,597,431   $ 3,135,805   $ 4,733,236
                                                            ===========   ===========   ===========
               Segment assets                               $40,203,173   $49,891,290   $90,094,463
                                                            ===========   ===========   ===========


                                                              Medical       Critical
                                                              Imaging      Electronic
                                                              Systems      Subsystems      Total
                                                            -----------   -----------   -----------
               For the Six Months Ended January 30, 1999:
               Net sales to external customers              $16,179,691   $14,551,927   $30,731,618
                                                            ===========   ===========   ===========
               Income before provision for income taxes     $ 1,684,027   $ 2,712,394   $ 4,396,421
                                                            ===========   ===========   ===========
               Segment assets                               $35,052,650   $43,962,300   $79,014,950
                                                            ===========   ===========   ===========

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