Form 10-Q
period 2000-04-29
DEL GLOBAL TECHNOLOGIES CORP
filed 2000-06-19
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended                 April 29, 2000
                  -----------------------------------------------
Commission File Number                0-3319
                      -------------------------------------------



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

                      One Commerce Park, Valhalla, NY 10595
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes   X                No
   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the business on June 15, 2000.

                            Common Stock - 7,861,379

                                     PART I


Item 1.  Financial Statements

              Consolidated Balance Sheets - April 29, 2000 and July 31, 1999

              Consolidated Statements of Income for the Three Months and Nine Months Ended April 29, 2000 and May 1, 1999

              Consolidated Statements of Cash Flows for the Nine Months Ended April 29, 2000 and May 1, 1999

              Notes to Consolidated Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                      ASSETS
                                                     April 29,        July 31,
                                                       2000             1999
                                                   ------------     ------------

CURRENT ASSETS
        Cash and cash equivalents                  $  1,167,532     $    320,742
        Investments available-for-sale                1,302,641        1,292,852
        Trade receivables - net                      23,722,438       15,624,433
        Cost and estimated earnings
           in excess of billings on
           uncompleted contracts                      9,674,098        6,402,532
        Inventory                                    42,747,539       36,599,587
        Prepaid expenses and other
           current assets                             2,574,811        1,216,145
                                                   ------------     ------------
             Total current assets                    81,189,059       61,456,291
                                                   ------------     ------------

FIXED ASSETS - Net                                   15,684,603       14,668,060
INTANGIBLES - Net                                       742,775          879,898
GOODWILL - Net                                        7,562,886        5,236,965
OTHER ASSETS                                          2,030,006        1,862,743
                                                   ------------     ------------
        TOTAL                                      $107,209,329     $ 84,103,957
                                                   ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable - banks                    $   3,313,444    $        --
         Current portion of long-term debt            1,571,153          516,654
         Accounts payable - trade                    11,174,802        6,295,586
         Accrued liabilities                          5,744,752        4,468,521
         Deferred compensation liability              1,916,331        1,201,065
         Income taxes                                 1,375,180        1,224,451
                                                  -------------    -------------
              Total current liabilities              25,095,662       13,706,277
                                                  -------------    -------------

LONG-TERM LIABILITIES
         Long-term debt (less current portion)        6,136,615        1,832,287
         Other                                        2,181,040          594,272
         Deferred income taxes                        2,057,186        1,620,417
                                                  -------------    -------------
              Total liabilities                      35,470,503       17,753,253
                                                  -------------    -------------

MINORITY INTEREST IN SUBSIDIARY                          28,350             --
                                                  -------------    -------------

SHAREHOLDERS' EQUITY
         Common stock, $.10 par value;
            Authorized 20,000,000 shares;
            Issued and outstanding - $8,402,245
            shares at April 29, 2000 and
            8,278,646 shares at July 31, 1999           840,226          827,866
         Additional paid-in capital                  51,594,965       50,798,502
         Comprehensive income                            (8,091)            --
         Retained earnings                           24,250,499       19,032,506
                                                  -------------    -------------
                                                     76,677,599       70,658,874
         Less common stock in treasury -
            572,346 shares at April 29, 2000
            and 490,393 shares at July 31, 1999       4,967,123        4,308,170
                                                  -------------    -------------
                    Total shareholders' equity       71,710,476       66,350,704
                                                  -------------    -------------
         TOTAL                                    $ 107,209,329    $  84,103,957
                                                  =============    =============

   See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                 Three Months Ended        Nine Months Ended
                              ------------------------  ------------------------
                               April 29,     May 1,      April 29,     May 1,
                                 2000         1999         2000         1999
                              -----------  -----------  -----------  -----------
NET SALES                     $20,526,198  $18,684,525  $53,688,571  $49,416,143
                              -----------  -----------  -----------  -----------
COSTS AND EXPENSES:
     Cost of sales             12,527,706   11,216,870   32,257,905   29,204,291
     Research and development   2,052,124    1,753,406    5,301,967    4,707,649
     Selling, general and
        administrative          2,990,150    3,064,658    8,294,113    8,435,479
     Interest expense - net       128,941       78,577      274,073      101,289
                              -----------  -----------  -----------  -----------
                               17,698,921   16,113,511   46,128,058   42,448,708
                              -----------  -----------  -----------  -----------
INCOME BEFORE PROVISION
     FOR INCOME TAXES AND
     MINORITY INTEREST          2,827,277    2,571,014    7,560,513    6,967,435

PROVISION FOR INCOME TAXES        886,827      797,015    2,325,922    2,159,905
                              -----------  -----------  -----------  -----------
NET INCOME BEFORE MINORITY
     INTEREST                   1,940,450    1,773,999    5,234,591    4,807,530
MINORITY INTEREST                  16,598         --         16,598         --
                              -----------  -----------  -----------  -----------
NET INCOME                    $ 1,923,852  $ 1,773,999  $ 5,217,993  $ 4,807,530
                              ===========  ===========  ===========  ===========

NET INCOME PER COMMON
     SHARE AND COMMON

     BASIC                    $       .25  $       .23  $       .67  $       .63
                              ===========  ===========  ===========  ===========
     DILUTED                  $       .24  $       .22  $       .64  $       .59
                              ===========  ===========  ===========  ===========

Weighted average number
     of common shares
     outstanding                7,824,196    7,700,294    7,807,739    7,658,666
                              ===========  ===========  ===========  ===========
Weighted average number
     of common shares
     outstanding and common
     share equivalents          8,175,899    8,163,269    8,170,552    8,163,470
                              ===========  ===========  ===========  ===========

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Nine Months Ended
                                                      -------------------------
                                                       April 29,       May 1,
                                                         2000           1999
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $ 5,217,993   $ 4,807,530
   Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Depreciation                                      1,779,856     1,287,436
      Amortization                                        567,385       508,615
      Imputed interest                                     49,471        62,986
      Deferred income tax provision                       410,204       192,547
      Tax benefit from exercise of stock
          options and warrants                            252,770       450,530
      Amortization of stock-based compensation             39,218        16,822
      Minority interest in net income of
         consolidated subsidiary                           16,598          --
      Changes in assets and liabilities
      (net of acquisition of subsidiary):
         Increase in trade receivables                 (1,136,875)   (1,585,932)
         Increase in cost and estimated earnings
            in excess of billings on uncompleted
            contracts                                  (3,271,566)   (2,134,867)
         Increase in inventory                         (1,768,587)   (5,290,759)
         Increase in prepaid and other current
            assets                                     (1,018,292)   (1,014,802)
         Increase in other assets                        (206,031)      (22,875)
         Increase in accounts payable - trade             434,113     1,612,833
         (Decrease) increase in accrued liabilities      (142,937)      584,712
         Increase in deferred compensation liability      215,128       260,703
         Increase in income taxes payable                 460,592     1,042,273
                                                      -----------   -----------
           Net cash provided by operating activities    1,899,040       777,752
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash paid to acquire subsidiary              (1,099,027)     (550,018)
      Expenditures for fixed assets                    (2,362,128)   (2,412,838)
      Investment in marketable securities                  (9,789)     (114,459)
      Payments to former shareholders of subsidiary
         acquired                                         (65,096)     (119,569)
                                                      -----------   -----------
           Net cash used in investing activities       (3,536,040)   (3,196,884)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from bank borrowing                  2,912,777       653,399
      Payment for repurchase of shares                   (549,471)   (1,130,251)
      Proceeds from exercise of stock options
         and warrants                                     138,651       448,498
      Other                                               (18,167)       (2,067)
                                                      -----------   -----------
           Net cash provided by (used in) financing
              activities                                2,483,790       (30,421)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      846,790    (2,449,553)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            320,742     3,401,697
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 1,167,532   $   952,144
                                                      ===========   ===========

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Nine Months Ended
                                                      -------------------------
                                                        April 29,      May 1,
                                                          2000          1999
                                                      -----------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Interest paid                                     $    227,748  $    142,395
                                                     ============  ============
   Income taxes paid                                 $  1,191,320  $    473,940
                                                     ============  ============


SUPPLEMENTAL SCHEDULE OF INVESTING AND
   FINANCING ACTIVITIES:

   Investment in subsidiary                          $  2,543,867
   Less cash acquired                                  (1,214,539)
   Compensation cost of warrant issued                   (218,702)
   Investment costs in accrued expenses                   (11,599)
                                                     -------------
   Net cash paid to acquire subsidiary               $  1,099,027
                                                     ============

   Acquisition of selected assets                                  $  1,508,702
   Payment due under acquisition term note                             (958,684)
                                                                   ------------
   Net cash paid to acquire selected assets                        $    550,018
                                                                   ============






  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

NOTE 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of the Company's financial position as of April 29, 2000 and the results of its operations and its cash flows for the nine months ended April 29, 2000 and May 1, 1999.

               The Company's consolidated financial statements, in conformity with generally accepted accounting principles, include the assets, liabilities and the results of operations of a majority owned subsidiary. The ownership of the other interest holders is reflected as minority interest.

               The accounting  policies followed by the Company are set forth in
               Note 1 to the Company's financial statements as of July 31, 1999.

               The financial statements of the consolidated foreign subsidiary Villa Sistemi Medicali S.p.A. ("Villa") are denominated in Italian lira and are converted into U.S. dollars for reporting purposes. As a result, they are subject to the effects of currency fluctuations which may affect reported earnings and future cash flows. These foreign currency conversions are calculated in accordance with SFAS No. 52, "Foreign Currency Translation."

               The  consolidated   financial   statements   should  be  read  in
               conjunction with the notes to the financial statements as of July 31, 1999.

NOTE 2 The results of operations for the three and nine-month periods ended April 29, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 3         INVESTMENTS
                                                      April 29,       July 31,
                                                        2000            1999
                                                     -----------    -----------
               Deferred compensation investments     $ 1,342,602    $ 1,201,066
               Less amounts recorded as cash             (81,083)       (55,057)
                                                     -----------    -----------
                          Net                          1,261,519      1,146,009
               Other investments                          41,122        146,843
                                                     -----------    -----------
               Total                                 $ 1,302,641    $ 1,292,852
                                                     ===========    ===========

               Investments available-for-sale at April 29, 2000 and July 31, 1999 include $1,342,602 and $1,201,066, respectively, for certain key executives' deferred compensation. At April 29, 2000 and July 31, 1999, $81,083 and $55,057, respectively, were classified as cash and $1,261,519 and $1,146,009, respectively, were recorded as investments. The liabilities of $1,342,602 and $1,201,066, respectively, are recorded as deferred compensation liability. Gains and losses on the investments held to fund the deferred compensation, either recognized or unrealized, inure to the benefit or detriment of the individual key executives' deferred compensation. At April 29, 2000 and July 31, 1999, the balance of investments available-for-sale of $41,122 and $146,843, respectively, are equity securities held by the Company for its own account. Realized and unrealized gains and losses on these securities for the periods ended April 29, 2000 and May 1, 1999 were not material and are recorded in the financial statements.
                                       -6-

NOTE 4         PERCENTAGE OF COMPLETION ACCOUNTING
                                                       April 29,     July 31,
                                                         2000          1999
                                                      -----------   -----------

               Costs incurred on
               uncompleted contracts                  $18,610,774   $15,012,158
               Estimated earnings                      12,080,621     9,329,220
                                                      -----------   -----------
                                                       30,691,395    24,341,378
               Less billings to date                   21,017,297    17,938,846
                                                      -----------   -----------
               Costs and estimated
               earnings in excess of
               billings on uncompleted contracts      $ 9,674,098   $ 6,402,532
                                                      ===========   ===========


               The backlog of unshipped contracts being accounted for under the percentage of completion method of accounting was approximately $4.9 million at April 29, 2000.

NOTE 5         INVENTORY

               Inventory is stated at the lower of cost (first-in, first-out) or market.

               Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes.

               Inventory consists of the following:
                                                        April 29,    July 31,
                                                          2000         1999
                                                      -----------   -----------

               Finished goods                         $ 8,234,385   $ 5,414,095
               Work-in-process                         20,472,875    14,814,766
               Raw material and purchased parts        14,040,279    16,370,726
                                                      -----------   -----------


               Total                                  $42,747,539   $36,599,587
                                                      ===========   ===========

NOTE 6         FIXED ASSETS

               Fixed assets consist of the following:
                                                       April 29,     July 31,
                                                          2000         1999
                                                      -----------   -----------

               Land                                   $   694,046   $   694,046
               Building                                 2,200,742     2,161,025
               Machinery and equipment                 18,724,920    16,446,086
               Furniture and fixtures                   1,632,665     1,435,929
               Leasehold improvements                   2,453,593     2,180,873
               Transportation equipment                    38,495        30,103
                                                      -----------   -----------
                                                       25,744,461    22,948,062

               Less accumulated depreciation
                  and amortization                     10,059,858     8,280,002
                                                      -----------   -----------

               Net fixed assets                       $15,684,603   $14,668,060
                                                      ===========   ===========

 NOTE 7        ACQUISITION OF SUBSIDIARY

               On December 28, 1999, the Company obtained a 19% interest in Villa located in Milan, Italy. On April 3, 2000, the Company acquired an additional 61% interest to bring its total ownership to 80%. The consideration paid by the Company for the acquisition of Villa shares consisted of: $1,100 in cash and a six-year warrant to purchase 50,000 shares of Del Global Technologies
               Corp. common stock at the fair market price on the date of issuance, valued at approximately $219,000 (using the Black-Scholes method as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation"). To date, the associated transaction costs of this acquisition were approximately $432,000. The source of funds for the acquisition of Villa was from the Company's working capital and credit facility.

               Further, the Company contributed $1,892,000 to the charter capital of Villa. Villa management also collectively contributed $108,000 to the charter capital of Villa.

               This acquisition is being accounted for as a purchase and accordingly, the original purchase price was allocated to assets and liabilities acquired based on a preliminary estimate of their fair value at the date of acquisition and is subject to modification as more information becomes available.

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

               The Company has two reportable segments which are Medical Imaging Systems and Critical Electronic Subsystems. The Medical Imaging Systems Segment designs, manufactures and markets state-of-the-art, cost-effective medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, mammography systems, a neo-natal imaging system and dental imaging systems. The Critical Electronic Subsystems Segment designs, manufactures and markets proprietary precision power conversion and electronic noise suppression subsystems for medical as well as critical industrial applications.

               Selected financial data of these segments is as follows:

                                         Medical      Critical
                                         Imaging     Electronic
                                         Systems     Subsystems       Total
                                       -----------   -----------    ------------
               For the Nine Months
               Ended April 29, 2000:

               Net sales to external
                  customers            $30,444,207   $23,244,364    $ 53,688,571
                                       ===========   ===========    ============
               Income before provision
                  for income taxes     $ 3,048,928   $ 4,511,585    $  7,560,513
                                       ===========   ===========    ============

               Segment assets          $54,123,525   $53,085,804    $107,209,329
                                       ===========   ===========    ============


                                         Medical      Critical
                                         Imaging     Electronic
                                         Systems     Subsystems       Total
                                       -----------   -----------   ------------
               For the Nine Months
               Ended May 1, 1999:

               Net sales to external
                  customers            $27,071,278    $22,344,865    $49,416,143
                                       ===========    ===========    ===========
               Income before provision
                  for income taxes     $ 2,947,878    $ 4,019,557    $ 6,967,435
                                       ===========    ===========    ===========

               Segment assets          $37,490,805    $44,746,864    $82,237,669
                                       ===========    ===========    ===========

NOTE 9         COMPREHENSIVE INCOME

               The Company's total comprehensive income was as follows:

                                                     Three Months    Nine Months
                                                        Ended           Ended
                                                       April 29,      April 29,
                                                         2000           2000
                                                     -----------    -----------


               Net Income                            $ 1,923,852    $ 5,217,993
               Change in equity due to foreign
                currency translation adjustments          (8,091)        (8,091)
                                                     -----------    -----------
               Comprehensive income                  $ 1,915,731    $ 5,209,902
                                                     ===========    ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS

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

OVERVIEW

                 The Company's net sales have increased as a result of both internal growth and acquisitions. The Company has completed six acquisitions in the past eight years: Dynarad (a designer and manufacturer of medical imaging systems and critical electronic subsystems) in fiscal 1993; Bertan (a designer and manufacturer of precision high voltage power supplies and instrumentation for medical and industrial applications) in fiscal 1994; Gendex-Del (a manufacturer of medical imaging systems) in fiscal 1996; X-Ray Technologies, Inc. (a manufacturer of medical imaging systems) in fiscal 1998, Acoma Medical Imaging Inc. (a designer and manufacturer of medical imaging systems) in fiscal 1999 and Villa Sistemi Medicali S.p.A. (a designer and manufacturer of medical and dental imaging systems) in fiscal 2000.

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

RESULTS OF OPERATIONS

                 Net sales for the three months ended April 29, 2000 were approximately $20.5 million as compared to approximately $18.7 million for the three months ended May 1, 1999, an increase of 10%. Net sales for the nine months ended April 29, 2000 were approximately $53.7 million as compared to approximately $49.4 million for the nine months ended May 1, 1999, an increase of 9%. These increases are primarily due to internal growth from existing operations.

                 Cost of sales, as a percentage of net sales for the three months ended April 29, 2000, was 61% as compared to 60% for the prior corresponding period. Cost of sales, as a percentage of net sales for the nine months ended April 29, 2000, was 60% as compared to 59% for the prior corresponding period. These increases are due to a change in product mix in both periods.

                 Research and development expenses were approximately $2.1 and $1.8 million for the three- month periods ended April 29, 2000 and May 1, 1999, respectively, an increase of 17%. Research and development expenses increased to approximately $5.3 million for the nine months ended April 29, 2000 from approximately $4.7 million for the nine months ended May 1, 1999, an increase of 13%. This increase was primarily due to new product development. The Company continues to invest in research and development in order to introduce new state-of-the-art products for its medical and industrial markets.

                 Selling, general and administrative expenses were approximately $3.0 million and $3.1 million for three-month periods ended April 29, 2000 and May 1, 1999, respectively, or 14.6% and 16.4% of net sales, due to increased sales volume. Selling, general and administrative expenses were approximately $8.3 million, or 15.5% of net sales, for the nine months ended April 29, 2000 as compared to approximately $8.4 million, or 17.1% of net sales, due to increased sales volume, for the same period in the prior year.

                 Net interest expense was approximately $129,000 for the three months ended April 29, 2000 as compared to approximately $79,000 for the corresponding period in the prior year. Net interest expense was approximately $274,000 for the nine months ended April 29, 2000 as compared to approximately $101,000 for the corresponding period in the prior year. These increases are due to higher interest rates and higher levels of debt for both periods.

                 Income tax expense was 30.4% of pretax income for the three and nine months ended April 29, 2000 and 31% for the three and nine months ended May 1, 1999. The decrease from statutory rates is primarily due to sales being made through the Company's Foreign Sales Corporation, research and development and other tax credits.

                 Net income increased to approximately $1.9 million for the three months ended April 29, 2000, an increase of 8.5% from approximately $1.8 million for the prior corresponding period. Basic earnings per share at April 29, 2000 increased to $.25 from $.23 at May 1, 1999, an increase of 9%. Diluted earnings per share increased to $.24 at April 29, 2000 from $.22 at May 1, 1999, an increase of 9%. The weighted number of common shares outstanding increased to 7,824,196 at April 29, 2000 from 7,700,294 at May 1, 1999 and the number of common shares and common share equivalents outstanding increased to 8,175,899 at April 29, 2000 from 8,163,269 at May 1, 1999. Net income increased to approximately $5.2 million for the nine months ended April 29, 2000, an increase of 9% from approximately $4.8 million for the prior corresponding period. Basic earnings per share at April 29, 2000 increased to $.67 from $.63 at May 1, 1999, an increase of 6%. Diluted earnings per share increased to $.64 at April 29, 2000 from $.59 at May 1, 1999, an increase of 9%. The weighted number of common shares outstanding increased to 7,807,739 at April 29, 2000 from 7,658,666 at May 1, 1999 and the number of common shares and common share equivalents outstanding increased to 8,170,552 at April 29, 2000 from 8,163,470 at May 1, 1999. These increases in net income for both the three and the nine-month periods ended April 29, 2000 were due to higher sales.

                 The  backlog  of  unshipped   orders  at  April  29,  2000  was
approximately $47 million.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has funded its operations and acquisitions through a combination of cash flow from operations, bank borrowings and the issuance of the Company's common stock.

                 Working Capital. At April 29, 2000 and July 31, 1999, the Company's working capital was approximately $56.1 million and $47.8 million, respectively. At such dates the Company had approximately $1.2 million and $321,000, respectively, in cash and cash equivalents.

                 Cost and estimated earnings in excess of billings on uncompleted contracts increased to approximately $9.7 million at April 29, 2000 from approximately $6.4 million at July 31, 1999, due to additional long-term contracts accounted for under the percentage of completion method of accounting in the nine-month period.

                 Trade receivables increased approximately $8.1 million at April 29, 2000 as compared to July 31, 1999 primarily due to the acquisition of Villa and higher sales in the period.

                 Inventory at April 29, 2000 increased approximately $6.1 million as compared to July 31, 1999 primarily because of the acquisition of Villa and higher sales levels of major medical OEM contracts.

                 Prepaid expenses and other current assets at April 29, 2000 increased approximately $1.4 million as compared to July 31, 1999 primarily because of the acquisition of Villa and increased prepaid trade show expense.

                 Goodwill increased approximately $2.3 million at April 29, 2000 as compared to July 31, 1999 because of the acquisition of Villa.

                 On December 28, 1999, the Company obtained a 19% interest in Villa Sistemi Medicali S.p.A. ("Villa") located in Milan, Italy, On April 3, 2000, the Company acquired an additional 61% interest to bring its total ownership to 80%. The consideration paid by the Company for the acquisition of Villa shares consisted of: $1,100 in cash and a six-year warrant to purchase 50,000 shares of Del Global Technologies Corp. common stock at the fair market price on the date of issuance valued at approximately $219,000 (using the Black-Scholes method as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation"). To date, the associated transaction costs of this acquisition were approximately $432,000. The source of funds for the acquisition of Villa was from the Company's working capital and credit facility.

                 Accounts payable increased approximately $4.9 million at April 29, 2000 from July 31, 1999 due to the acquisition of Villa.

                 Credit Facility and Borrowing. At April 29, 2000 the Company had a $14.0 million revolving credit line and a $10.0 million acquisition credit line with its bank. The available portion of the revolving credit line was approximately $8.4 million, after deducting outstanding letters of credit of approximately $1.6 million and $7.5 million was available under its acquisition credit line. Additionally, Villa has a revolving line of credit of approximately $9.2 million with a consortium of banks which is used primarily for accounts receivable financing. At April 29, 2000, approximately $3.8 million was being utilized.
                 Long-term debt increased approximately $4.3 million as compared to July 31, 1999, primarily due to the acquisition of Villa, additional investments in capital equipment and additional working capital requirements. In addition, Villa has a term loan of approximately $412,000 with its bank and an Italian government research and development loan of approximately $1.6 million.

                 The Company anticipates that cash generated from operations and amounts available under its bank lending facilities will be sufficient to satisfy its currently projected operating cash needs.

                 Capital Expenditures. The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $2.4 million for capital equipment for the nine-month period ended April 29, 2000.

                 Shareholders' Equity. Shareholders' equity increased to approximately $71.7 million at April 29, 2000 from approximately $66.4 million at July 31, 1999, primarily due to the results of operations. Additionally, during the current nine-month period 117,738 stock options were exercised, with proceeds of $248,133 and 81,953 shares of common stock were repurchased at a cost of approximately $659,000.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

                 Disclosures   about   Derivative    Instruments   and   Hedging
Activities.  In June  1998,  the FASB  issued  SFAS  No.  133,  "Accounting  for
Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Due to the acquisition of the consolidated foreign subsidiary of Villa, management is currently evaluating the possible affects of this statement on the future results of the Company's financial position, future results of its operations and future cash flows. Since the Company does not engage in derivative instrument activity, this pronouncement has no current affect on its financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

               (b)  Report on Form 8-K     -  Filed May 5, 2000

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEL GLOBAL TECHNOLOGIES CORP.
                                          -----------------------------



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



Dated: June 16, 2000