Form 10-Q
period 2001-10-27
DEL GLOBAL TECHNOLOGIES CORP
filed 2002-05-23
CIK 27748

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For quarterly period ended October 27, 2001
                                 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to____________

                  Commission File Number 0-3319

                   DEL GLOBAL TECHNOLOGIES CORP.
         (Exact name of registrant as specified in its charter)


 New York                                              13-1784308
 --------                                   ------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

               One Commerce Park, Valhalla, NY 10595
         (Address of principal executive offices) (Zip Code)


                            914-686-3600
                           ------------
          (Registrant's telephone number including area code)
                                 None
 (Former name, former address and former fiscal year, if changed since last report)Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes           No     X
    -----             -
 The number of shares of Registrant's common stock outstanding as of October 27, 2001 was 7,847,515

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            Table of Contents




Part I. Financial Information:                                         Page No.
                                                                       --------


        Item 1.  Financial Statements (Unaudited)

        Consolidated Statements of Operations for the Three Months          3
        Ended October 27, 2001 and October 28, 2000


        Consolidated Balance Sheets - October 27, 2001 and July 28, 2001    4-5


        Consolidated Statements of Cash Flows for the Three Months Ended
        October 27, 2001 and October 28, 2000                               6


        Notes to Consolidated Financial Statements                          7-11


        Item 2.  Management's Discussion and Analysis of Operations
        and Financial Condition                                            12-14

        Item 3.  Quantitative and Qualitative Disclosures about Market
        Risk                                                               15


Part II. Other Information:


        Item 1.  Legal Proceedings                                         15


        Item 6.  Exhibits and Reports on Form 8-K                          15

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                   (Unaudited)


                                                 Three Months Ended

                                        October 27, 2001     October 28, 2000
                                       ------------------    ----------------

 NET SALES                                    $19,481            $22,147

 COST OF SALES                                 15,738             17,861
                                        ------------------   ----------------

 GROSS MARGIN                                   3,743              4,286
                                        ------------------   ----------------

 Selling, general and administrative            5,251              3,831
 Research and Development                         581                696
 Litigation settlement recovery                 (258)                  -
 Facilities reorganization costs                   42                  -
                                         ------------------   ----------------
 Total operating expenses                       5,616              4,527
                                         ------------------   ----------------

 OPERATING LOSS                               (1,873)              (241)


 Interest expense - net                           462                267
 Other expense                                     17                  3
                                         ------------------   ----------------

 LOSS BEFORE INCOME TAX BENEFIT AND
 MINORITY INTEREST                            (2,352)              (511)

 INCOME TAX BENEFIT                             (829)              (193)
                                         ------------------   ----------------

 NET LOSS BEFORE MINORITY INTEREST            (1,523)              (318)

 MINORITY INTEREST                                 12                 58
                                         ------------------   ----------------

 NET LOSS                                    $(1,535)            $ (376)
                                         ==================   ================

 LOSS PER COMMON SHARE;

 BASIC AND DILUTED                           $ ( .20)           $ ( .05)
                                         ==================   ================

 Weighted average number of common
 shares outstanding, basic and
 diluted                                    7,847,515          7,847,515
                                         ==================   ================

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS




                                            October 27, 2001      July 28, 2001
                                            ----------------- ------------------
   CURRENT ASSETS
   Cash and cash equivalents                      $ 2,765             $1,402

   Marketable securities                              353                379

   Trade receivables (net of allowance
   for doubtful accounts of $797 and $607
   at October 27, 2001 and July 28, 2001           17,021             19,026

   Inventory - net                                 26,669             27,528
   Deferred income tax asset - current              4,087              4,643
   Prepaid expenses and other current                 650                391
   assets
                                            ----------------- ------------------
      Total current assets                         51,545             53,369


   REFUNDABLE INCOME TAXES                          3,829              3,829
   FIXED ASSETS - Net                               9,889              9,731
   DEFERRED INCOME TAX ASSET-NON CURRENT           11,354              9,796
   GOODWILL - Net                                   3,393              3,450
   INTANGIBLES-Net                                    620                666
   OTHER ASSETS                                       621                817
                                            ----------------- ------------------

      TOTAL ASSETS                                $81,251            $81,658
                                            ================= ==================



  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                   (Unaudited)




                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                            October 27, 2001      July 28, 2001
                                            ----------------- ------------------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 5,052             $ 4,450
   Callable debt                                   8,000               8,500
   Current portion of long-term debt                 698                 790
   Accounts payable - trade                        7,807               7,823
   Accrued liabilities                             9,322               8,825
   Deferred compensation liability                   228                 228
   Income taxes payable                              557                 484
                                            ----------------- -----------------
      Total current liabilities                   31,664              31,100


NON-CURRENT LIABILITIES
   Long-term debt                                  4,843               4,703
   Obligation to issue subordinated note           1,519               1,519
   Other long-term liabilities                     2,058               1,927
                                             ----------------- -----------------

      Total liabilities                           40,084              39,249
                                             ----------------- -----------------

MINORITY INTEREST IN SUBSIDIARY                      678                 618
                                             ----------------- -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common  stock,  $.10 par value;
   Authorized  20,000,000  shares;
   Issued and outstanding - 8,476,081
   shares at October 27, 2001 and
   July 28, 2001                                     847                 847
   Additional paid-in capital                     52,221              52,187
   Obligation to issue shares and warrants         4,410               4,410
   Accumulated other comprehensive loss            (192)               (391)
   Accumulated deficit                          (11,295)             (9,760)

   Less  common  stock in treasury - 628,566
   shares at October 27, 2001 and July 28,
   2001                                          (5,502)             (5,502)
                                             ----------------- -----------------

      Total shareholders' equity                  40,489              41,791
                                             ----------------- -----------------

   TOTAL LIABILITIES AND SHAREHOLDER'S
   EQUITY                                       $ 81,251            $ 81,658
                                             ================= =================


  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)



                                                  Three Months Ended
                                                  ------------------
                                             October 27,      October 28,
                                                2001             2000
                                            ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (1,535)         $ (376)
  Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                       664             835
  Deferred income tax benefit                       (897)           (239)
  Loss on safe of fixed assets                         16              10
  Unrealized loss on sale of marketable
    securities                                         26              25
  Minority interest                                    12              58
  Stock based compensation expense                     36              28

Changes in operating assets and liabilities
  Decrease (Increase) in trade receivables          2,636         (1,366)
  Decrease (Increase) in inventory                  1,407         (1,282)
  Increase in prepaid expenses and other
    current assets                                  (240)           (471)
  Decrease in other assets                            209             113
  Decrease in refundable income taxes                   -             109
  Decrease in accounts payable - trade              (344)           (221)
  Increase in accrued liabilities                     343           2,428
  Increase (Decrease) in income taxes payable          68           (286)
  Increase in other long-term liabilities              16              92
  Payment of deferred compensation liability            -            (11)
                                              -----------     -----------
Net cash provided by (used in) operating
activities                                          2,417           (554)
                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed asset purchases                             (473)           (201)
                                              ------------    -----------
Net cash used in investing activities               (473)           (201)
                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                      258             241
  Repayment of bank borrowings                     (842)              52
  Stock repurchase                                     -           (108)
                                               ------------   -----------
Net cash (used in) provided by financing
activities                                         (584)             185
                                               -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES                        3             (4)
                                               -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS            1,363           (574)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                      1,402             888
                                               ------------    ----------

CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $2,765          $ 314
                                               ============    ===========


See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of July 28, 2001 and for the year then ended filed on a form 8-K dated April 5, 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the year ended July 28, 2001. The financial statements of the consolidated subsidiary Villa are denominated in Euros and are translated into U.S. dollars for reporting purposes. As a result, they are therefore subject to the effects of currency fluctuations which may affect reported earnings and future cash flows. These foreign currency translations are made in accordance with SFAS No. 52, "Foreign Currency Translation".

NEW ACCOUNTING PRONOUNCEMENTS

During July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requiring additional disclosures for business combinations. SFAS No. 142 requires that goodwill acquired after June 30, 2001 no longer be subject to amortization over their estimated useful lives. Beginning on August 3, 2002, amortization of goodwill will no longer be permitted and the Company will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain intangible assets would be recognized by the Company as a cumulative effect of accounting change on August 3, 2002. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 142 will have on its consolidated financial statements.

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in June 2001. This statement addresses financial accounting and reporting for the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, that the adoption of this statement will have on its consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The Company has not yet determined the impact, if any, that the adoption of this statement will have on its consolidated financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes. The estimation methodologies used for interim reporting purposes are described in management's discussion and analysis under the subtitle Critical Accounting Policies.



                                          October 27, 2001     July 28, 2001
                                         -----------------   ------------------
 Raw materials and purchased parts          $ 12,573             $ 13,671
 Work-in-process                              13,092               15,069
 Finished goods                                5,049                3,986
                                         ------------------ ------------------
                                              30,714               32,726


 Less allowance for obsolete and excess
 inventory                                   (4,045)              (5,198)
                                         ------------------- -----------------

        Total inventory, net                $ 26,669             $ 27,528
                                         =================== =================

COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments and net loss reported in the Company's Consolidated Statements of Operations.

Comprehensive loss for 2002 and 2001 was as follows:

                                                 For the Quarters Ended
                                           October 27, 2001    October 28, 2000
                                           ----------------    ----------------
Net Loss                                       $(1,535)               $(376)
Foreign currency translation adjustments           199                 (158)
                                           ----------------    ----------------
 Comprehensive loss                            $(1,336)               $(534)

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands except share data)
                                   (Unaudited)


LOSS PER SHARE                                        Three Months
                                        -------------------------------------
                                        October 27, 2001     October 28, 2000
                                        -----------------   -----------------

Numerator:
   Net Loss                                   $ (1,535)              $ (376)
                                         ----------------  -----------------
Denominator:                             ----------------  -----------------
   Denominator for basic loss per share -
     Weighted average shares outstanding      7,847,515            7,847,515
   Effective of dilutive securities                   -                    -
                                         ----------------  -----------------

   Denominator for diluted loss per share     7,847,515            7,847,515
                                         ----------------  -----------------
Loss per basic and diluted common share         $ (.20)              $ (.05)
                                         ----------------  -----------------

Common shares outstanding for the current year and prior year ended were reduced by 628,566 shares of treasury stock.

The computation of diluted shares outstanding does not include 1,825,055 employee stock options and 65,000 warrants to purchase Company common stock, since the effect of their assumed conversion would be anti-dilutive.

SEGMENT INFORMATION

The Company has two reportable segments, which are Medical Imaging Systems and Power Conversion Group. Interim segment information is as follows:


                                         Medical  Power
For three months ended                   Imaging  Conversion
October 27, 2001                         Systems  Group       Other      Total
-----------------------                  -------  ----------  ------   --------
Net Sales to Unaffiliated Customers       $ 9,640   $ 9,841        -     $19,481
                                         -------  ----------  ------   --------
Operating Income(Loss)before unusual
items                                         372   (2,461)        -     (2,089)

Facilities reorganization costs                 -        42        -          42

Litigation settlement benefit                   -         -     (258)      (258)
                                         -------- ----------  -------  --------
        Operating Income (Loss), as
        reported                            $ 372    (2,503)    $ 258   $(1,873)
                                         -------  ----------  ------   --------

For three months ended
October 28, 2000
-----------------------
Net Sales to Unaffiliated Customers        $12,598   $ 9,549        -    $22,147
                                          -------  ----------  ------   --------
Operating Loss, as reported                $  (74)   $  (167)       -    $ (241)
                                          -------  ----------  ------   --------



                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

CONTINGENCIES

Security and Exchange Commission ("SEC") Investigation - On December 11, 2000, the Division of Enforcement of the SEC issued a formal Order Directing Private Investigation, designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company's previously issued financial statements. The Company has provided numerous documents to and continues to cooperate fully with the SEC staff. In connection with the ongoing SEC investigation, there is a possibility that the SEC will assess some monetary fine against the Company in connection with the accounting practices under review. The likelihood or the dollar amount of such a fine or penalty is unknown at this time. Management of the Company cannot predict the duration of such investigation or its potential outcome.

Class Action Litigation - A consolidated class action complaint against the Company, certain of its former officers and directors and its auditors was filed in the United States District Court for the Southern District of New York. The complaint alleged violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Company's common stock during the class period November 6, 1997 to November 6, 2000. The complaint sought rescission of the purchase of shares of the Company's Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney's fees.

On July 26, 2001, the Company and certain other defendants reached an agreement in principle to settle the complaint. Under the terms of the settlement, the Company will provide the plaintiffs: (i) a $2,000,000 subordinated note due five years from the date of issuance with interest in arrears accrued at 6% per annum; (ii) 2.5 million shares of the Company's common stock; and, (iii) 1 million warrants to purchase the Company's Common Stock at $2 per share. The Warrants are callable by the Company at $0.25 per share if the Company stock trades at a price in excess of $4 for 10 days or more. This settlement was approved by the United States District Court for the Southern District of New York on January 29, 2002.

Management of the Company believes the terms of the agreement in principle provided a reasonable basis to estimate the value of the Company's portion of the settlement as of July 28, 2001 and, accordingly, recorded a charge of $9,759,000 in fiscal year 2001. This amount was calculated using a discount factor of 12% to present value the subordinated note, the per share price of $1.50 that was the closing price of the Company's stock in the over the counter market on July 28, 2001, and an option pricing model to value the warrants. Also included in the charge are legal and other specialized fees incurred through July 2001 of $3,572,000 and an accrual of legal and related fees to be incurred in the future of $821,000.

When the Court approved the class action settlement on January 29, 2002, and opportunities for appeal expired on March 21, 2002, all uncertainty regarding the final value of the securities issued by the Company in the settlement had been eliminated. Therefore, in the Third Quarter of Fiscal Year 2002, the Company will recognize an additional charge related to the increase in the value of the common stock and warrants from July 28, 2001, to January 29, 2002. This additional charge will be approximately $7,000,000.

Department of Defense Investigation-On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York. RFI supplies noise suppression filters for communications and defense applications. A portion of RFI's sales is to prime contractors to the US Government, and approximately 14% to 17% of RFI's sales over each of the last three years has been sales directly to the Department of Defense ("DoD"), Defense Supply Centers ("DSC") or to the US Armed Forces.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The Company believes that the DoD has launched an investigation into RFI's quality control practices and record keeping. In addition, the DoD appears to be investigating other suppliers, some of whom may be distributors who sell many different components to the DoD, including some parts that may be manufactured by RFI.

The Company is fully cooperating with this investigation, and has retained special counsel to represent the Company on this matter. Management of the Company cannot predict the duration of such investigation or its potential outcome.

Employment Matters - The Company had an employment agreement with the former Chief Executive Officer through July 2005. The agreement provided a minimum base salary, deferred compensation and bonuses, as defined. The Company accrued deferred compensation at a rate of 5% of pretax income with a minimum of $100 and a maximum of $125.

In the third quarter of fiscal 2001, the employment of the former Chief Executive Officer was terminated. In connection with the termination of the former Chief Executive Officer's employment, there is a possibility of the former Chief Executive Officer making certain claims under his employment agreement. The Company believes that it has substantiated counterclaims that it could assert in any such action and, therefore, believes that its exposure to such a potential claim is not material to the Company's consolidating financial statements.
In order to protect and assert the counter claims referred to above, the Company filed a lawsuit against the former Chief Executive Officer in the United States District Court, Southern District of New York, alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement. The complaint seeks damages in excess of $15 million.

The former Chief Executive Officer has not yet filed an answer but is expected to counterclaim for damages based on the termination of his employment by the Company, and may seek damages in excess of $3 million. The Company intends to pursue vigorously its claims against the former Chief Executive Officer and believes it has meritorious defenses to the expected counterclaims.

The Company has entered into an employment agreement with its new Chief Executive Officer for the period July 2001 to April 2004. The terms of this agreement provide base salary, bonuses and deferred compensation. The new Chief Executive Officer may earn a bonus, which will be based on a percentage of his base salary, if certain performance goals established by the board are achieved. The new Chief Executive Officer's agreement provides that the new Chief Executive Officer will have the option to defer a portion of his bonus. In addition, the new Chief Executive Officer's employment agreement provides for certain payments in the event of death, disability or change in the control of the Company.

Other Legal Matters - The Company is a defendant in several other legal actions arising from normal course of business. On the advice of counsel, management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated results of operations or consolidated financial condition.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES



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

Overview

As noted earlier in the Contingencies note to the interim financial statements, the SEC is conducting a formal investigation in connection with the Company's consolidated financial statements issued in fiscal year 2000 and previous years. Prior to this current 10Q filing, the Company last made a 10Q filing in June 2000 for the quarter ended April 29, 2000. In April of 2002, the Company filed audited financial statements for Fiscal year 2001 and an audited Balance Sheet as of July 29, 2000 as exhibits to a Form 8-K. This current 10Q filing is a new filing for quarterly periods subsequent to July 29, 2000 and includes quarterly data not previously reported in a Form 10Q filing.

During the fourth calendar Quarter of 2002, the Company will attempt to file an Annual Report on Form 10K for Fiscal 2002. This filing will include operating results for Fiscal 2002 and 2001, and the Company will attempt on Form 10k to include operating results for Fiscal 2000, and a restatement of operating results for Fiscal 1997 through 1999. No assurance can be given that the Company will be successful in this effort to complete financial statements for the Fiscal 2000 period, or the restatement of past periods.

In the future, the Company expects to be able to file timely quarterly reports.

Despite the Company's legal and regulatory problems, the Company's main businesses continue to compete vigorously and Del continues to enjoy solid relationships with its customers. The withdrawal of a major medical systems group competitor is expected to contribute to increased orders and sales for the Medical Imaging Group. Del's Power Conversion Group has been selected as a supplier of high voltage power systems by the two FAA qualified manufacturers of Explosive Detection Systems ("EDS") for checked baggage.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are outlined in the footnotes to the Company's annual financial statements referred to above, and the financial statements included in this 10Q should be read in conjunction with those annual financial statements and related footnotes. In addition to those accounting policies outlined in the Company's annual financial statements for the year ended July 28 2001, the Company also uses certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of inventories. For certain subsidiaries, for interim periods, the Company makes an estimate of the amount of labor and overhead costs attached to finished goods inventories. As of July 28 2001, finished goods represented approximately 15% of the net carrying value of the Company's total net inventory. In addition, at one subsidiary, the valuation of all inventories at an interim period end is valued on a gross margin roll-forward method. In most quarters, the value of this subsidiary's inventory represents approximately 15% of the Company's net carrying value of inventory (excluding that subsidiary's finished goods, which would be included in the discussion above regarding finished goods). Management believes the estimation methodologies used in both these cases to be appropriate.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES



Consolidated Results of Operations

Net sales for the Q1 of 2002, three months ended October 27, 2001, were approximately $ 19.5 million as compared to approximately $ 22.1 million for the three months ended October 28, 2000, a decrease of 12%. Del's Medical Imaging business accounted for all of that year on year one-quarter sales decline primarily in Del's North American Medical Imaging business. This quarterly sales decline was caused by uncertainty amongst Del's distributors regarding Del, as result of the unfavorable press Del received in trade publications regarding Del's accounting irregularities and management changes. This uncertainty was further exacerbated by a major restructuring at one of Del's larger distributors, and that customer holding back some orders in Q1 of fiscal 2002. These uncertainties regarding Del, and the reorganization of this one particular distributor were substantially resolved by the second quarter of 2002.

Gross Margins in Q1 of Fiscal 2002 versus 2001 were flat at approximately 19%. Gross Margins in the Medical Imaging business increased year over year due to higher pricing imposed by Del Medical Imaging in North America. Gross Margins in the Power Conversion Group declined due to the inefficiencies associated with the wind down of operations at our Dynarad facility and the start up of those product lines at our other facilities. Research and development expenses in the first quarter of 2002 were approximately $ 581,000, as compared to $696,000 for the comparable period in fiscal 2001. The Company continues to invest in research and development but allocates resources more judiciously in projects that it expects will lead to new products and increased profits.

Operating expenses increased in Q1 of Fiscal 2002 versus Q1 of Fiscal 2001, driven largely by higher audit and specialized accounting fees. In addition, in Q1 of Fiscal 2002, the Company recognized a recovery from insurance of $258,000 for legal costs from the class action litigation, and $42,000 of additional facilities reorganization costs from the finalization of severance arrangements from the shutdown of Dynarad.
Litigation settlement costs are not expected to be significant going forward in fiscal 2002 but the Company will be reporting significant expenses in the second, third and fourth quarters of 2001. In Del's third Quarter of Fiscal 2002 (ended April), the Company will recognize a $7 million non cash charge associated with the finalization of the class action litigation settlement in Q2 of Fiscal 2002.

Net interest expense was approximately $462,000 for the three months ended January 26, 2002 as compared to approximately $267,000 for the corresponding period in the prior year. The year to year period interest increase was due to increased borrowings, higher interest rates and fees.

Income tax benefits was approximately 35% of pretax loss for the three months ended October 27, 2001 and approximately 38% for the comparable quarter ended October 28, 2000.

As a result of the above, Del's net loss for the first Quarter of Fiscal 2002 was $1.5 million, or $(0.20) per share (basic and diluted), compared to a loss of $376,000, or $(0.05) per share (basic and diluted) in Fiscal 2001. Del's first Quarter (which ends at the end of October) is typically its weakest Quarter, as several of its operations have a practice of suspending operations for vacation periods in August.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES


The weighted number of common shares outstanding was unchanged as there were no stock transactions for the period. No additional shares were issued or retired during the period. Therefore, shares used for calculating loss per share was unchanged from the previous period at 7,847,515. Basic and fully diluted shares are the same for all periods reported.


FINANCIAL CONDITION

Liquidity and Capital Resources

The Company has funded its operations through a combination of cash flow from operations and bank borrowings.

Working Capital - At October 27,2001 and July 28, 2001, the Company's working capital was approximately $19.9 million and $22.3 million, respectively. At such date the Company had approximately $2.7 million and $1.4 million, respectively, in cash and cash equivalents. The Company's short-term debt in total remained relatively unchanged from July of 2001.

Trade receivables decreased approximately $2.0 million at October 27,2001 as compared to July 28, 2001. Inventory at October 27, 2001 also decreased approximately $859,000 as compared to July 28, 2001.

Credit Facility and Borrowing - As a result of the delay in issuing the July 29, 2000 financial statements, the Company is not in compliance with the terms of its U.S. credit agreement, and the amounts outstanding under such agreement ($8.0 million at October 27, 2001 and $8.5 million at July 28, 2001, respectively), are callable by the lenders. The Company's U.S. subsidiaries' cash and investment balances at October 27, 2001 are not sufficient to fund the repayment of the amounts owed under the U.S. subsidiaries' debt agreement.

On March 21, 2002, the Company signed a commitment letter for working capital financing with a replacement lender. This new credit facility is for $10 million. Conditions for closing of this new credit facility are customary for these types of agreements, and management believes that it will be able to close this new financing during the fourth quarter of fiscal 2002.

The Company anticipates that cash generated from operations and amounts available from its new credit facility will be sufficient to satisfy its currently projected operating cash needs.

Capital Expenditures -The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $473,000 for capital equipment for the three-month period ended October 27, 2001.

Shareholders' Equity -Shareholders' equity has declined to approximately $40.5 million at October 27, 2001 from approximately $41.8 million at July 28, 2001, due to the loss reported for the period.

Obligation to issue Shares and Warrants - The Company's Obligation to issue shares and warrants included in the shareholder's equity section, reflect the terms of the settlement reached in July 2001 in connection with a class action complaint brought by shareholders against the Company and other parties. As a result of the settlement, the Company is obligated to issue subordinated notes, shares and warrants to certain shareholders. The equity portion of the settlement totaled $4,410,000 and appears as "Obligation to issue Shares and Warrants" in the consolidated balance sheet. Common shares were valued at $3,750,000 and warrants at $660,000. These shares and warrants were revalued at January 29, 2002 when final court approval was obtained with a resulting increase in value of $7,000,000 resulting in a non-cash charge in the third quarter of fiscal 2002.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES



Item 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically and as of October 27, 2001, the Company has not used derivative instruments or engaged in hedging activities. The Company is exposed to foreign currency and interest rate risks. The Company's 80% owned Italian subsidiary maintains its financial records in Euros and converts them to US Dollars.


                                                       PART II

Item 1.      Legal Proceedings

See notes to financial statements


Item 6.      Exhibits and Reports on Form 8-K

               b: Reports on Form 8-K

                   Audited Consolidated Balance Sheets of the Registrant and its Subsidiaries as of July 28, 2001 and July 29, 2000, and the Related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the Fiscal Year ended July 28, 2001 were filed on April 5, 2002 with the Securities and Exchange Commission on Form 8-K.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES






SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                              DEL GLOBAL TECHNOLOGIES CORP.




                                             /S/ Samuel Park
                                             -----------------------
                                             Samuel Park
                                             Chief Executive Officer
                                             and President




                                             /S/Thomas V Gilboy
                                             -----------------------
                                             Thomas V Gilboy
                                             Chief Financial Officer,
                                             Vice President


Dated :    May 23, 2002