Form 10-Q
period 2002-01-26
DEL GLOBAL TECHNOLOGIES CORP
filed 2002-05-23
CIK 27748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For quarterly period ended January 26, 2002
                                       or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

Yes           No     X
   -----             -
The number of shares of Registrant's common stock outstanding as of January 26, 2002 was 7,847,515.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                              Table of Contents




Part I. Financial Information:                                        Page No.
                                                                      --------


        Item 1.  Financial Statements (Unaudited)


        Consolidated Statements of Operations for the Three Month
        and Six Month Ended January 26, 2002 and January 27, 2001           3


        Consolidated Balance Sheets - January 26, 2002 and July 28, 2001   4-5


        Consolidated Statements of Cash Flows for the Six Months Ended       6
        January 26, 2002 and January 27, 2001


        Notes to Consolidated Financial Statements                        7-12


        Item 2.  Management's Discussion and Analysis of Operations
        and Financial Condition                                          13-15


        Item 3.  Quantitative and Qualitative Disclosures about Market
        Risk                                                                16


Part II. Other Information:


        Item 1.  Legal Proceedings                                          16


        Item 6.  Exhibits and Reports on Form 8-K                           16

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                   (Unaudited)

                                Three Months Ended          Six Months Ended
                              January 26,  January 27,   January 26, January 27,
                                  2002        2001         2002         2001
                              -----------  ----------    ---------   -----------
NET SALES                      $ 24,401    $ 23,209      $ 43,882      $ 45,356

COST OF SALES                    18,057      18,689        33,795        36,550
                               -----------  ----------    ---------   ----------

GROSS MARGIN                      6,344       4,520        10,087         8,806
                               -----------  ----------    ---------   ----------

Selling, general and
 administrative                   5,416       4,491        10,667         8,322
Research and development            625         815         1,206         1,511
Litigation settlement recovery        -       1,018         (258)         1,018
Facilities reorganization
 costs                               35           -            77             -
                               -----------  ----------    ---------   ----------
 Total operating expenses         6,076       6,324        11,692         10,851
                               -----------  ----------    ---------   ----------
OPERATING INCOME (LOSS)             268     (1,804)       (1,605)        (2,045)


Interest expense - net              325         224           787            491
Other income (expense)               48        (62)            31           (65)
                                -----------  ----------    ---------   ---------

LOSS BEFORE INCOME TAX BENEFIT
AND MINORITY INTEREST               (9)     (2,090)        (2,361)       (2,601)

INCOME TAX BENEFIT                  (3)       (789)          (832)         (982)
                                -----------  ----------    ---------   ---------

LOSS BEFORE MINORITY
INTEREST                            (6)     (1,301)        (1,529)       (1,619)

MINORITY INTEREST                   165         165            177           223
                                -----------  ----------    ---------   ---------

NET LOSS                       $  (171)    $ (1,466)      $ (1,706)    $ (1,842)
                                ============ ===========   =========   =========

LOSS PER COMMON SHARE:

BASIC AND DILUTED                ($.02)       ($.19)         ($.22)       ($.24)
                                ============ ===========   =========   =========

Weighted average number of
common shares outstanding,
basic and diluted               7,847,515     7,847,515    7,847,515   7,847,515
                                ============ ===========   =========   =========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS



                                         January 26, 2002      July 28, 2001
                                         ----------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                     $ 1,909            $ 1,402

   Marketable securities                             358                379

   Trade receivables (net of allowance
   for doubtful accounts of $797 and $607
   at January 26, 2002 and July 28, 2001          17,445             19,026

   Inventory - net                                24,275             27,528
   Deferred income tax asset - current             4,087              4,643
   Prepaid expenses and other current
   assets                                            706                391
                                          -----------------    ---------------
       Total current assets                       48,780             53,369


   REFUNDABLE INCOME TAXES                         3,829              3,829
   FIXED ASSETS - Net                              9,449              9,731
   DEFERRED INCOME TAX ASSET-NON CURRENT          11,204              9,796
   GOODWILL - Net                                  3,336              3,450
   INTANGIBLES-Net                                   573                666
   OTHER ASSETS                                      583                817
                                          -----------------    ---------------

       TOTAL ASSETS                              $77,754            $81,658
                                          =================    ===============

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            January 26, 2002      July 28, 2001
                                            ----------------      -------------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 2,646           $ 4,450
   Callable debt                                   7,750             8,500
   Current portion of long-term debt                 718               790
   Accounts payable - trade                        9,529             7,823
   Accrued liabilities                             7,285             8,825
   Deferred compensation liability                   225               228
   Income taxes payable                              294               484
                                             ----------------      -------------
       Total current liabilities                  28,447            31,100


NON-CURRENT LIABILITIES
   Long-term debt                                  4,646             4,703
   Obligation to issue subordinated note           1,519             1,519
   Other long-term liabilities                     2,022             1,927
                                              ----------------      ------------

       Total liabilities                          36,634            39,249
                                              ----------------      ------------

MINORITY INTEREST IN SUBSIDIARY                      820               618
                                              ----------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common  stock, $.10 par value;
   Authorized  20,000,000  shares;
   Issued and  outstanding  - 8,476,081
   shares at January 26, 2002 and
   July 28, 2001                                      847               847
   Additional paid-in capital                      52,258            52,187
   Obligation to issue shares and warrants          4,410             4,410
   Accumulated other comprehensive loss             (248)             (391)
   Accumulated deficit                           (11,465)           (9,760)

   Less  common  stock in treasury - 628,566
   shares at January 26,2002 and July 28,
   2001                                           (5,502)           (5,502)
                                              ----------------      ------------

       Total shareholders' equity                  40,300            41,791
                                              ----------------      ------------

   TOTAL LIABILITIES AND SHAREHOLDER'S
   EQUITY                                         $77,754           $81,658
                                               =================   =============

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                   (Unaudited)



                                                     Six Months Ended
                                                -----------------------------
                                            January 26, 2002    January 27, 2001
                                            -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $ (1,706)         $( 1,842)
 Adjustments to reconcile net loss to
   net cash used in operating activities
 Depreciation and amortization                      1,319             1,581
 Deferred income tax benefit                        (787)           (1,124)
 Loss on sale of fixed assets                          33                26
 Unrealized loss on sale of marketable
   securities                                          21             (300)
 Minority interest                                    177               223
 Stock based compensation expense                      74                56

Changes in operating assets and liabilities
 Decrease (Increase) in trade receivables           1,953             (869)
 Decrease (Increase) in inventory                   3,576           (2,020)
 Increase in prepaid expenses and other
   current assets                                   (307)              (16)
 Decrease in other assets                             242               206
 Decrease in refundable income taxes                    -               294
 Increase in accounts payable - trade               1,516               360
 (Decrease) Increase in accrued liabilities       (1,597)             1,842
 Decrease in income taxes payable                   (192)             (235)
 Increase (Decrease) in other long-term
  liabilities                                          29             (223)
 Payment of deferred compensation liability           (3)           (1,313)
                                              -----------------   --------------
Net cash provided by (used in) operating
activities                                          4,348           (3,354)
                                              -----------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed asset purchases                              (710)             (471)
 Net proceeds from sale of marketable
 securities                                             -             1,241
                                              -----------------   --------------
Net cash (used in) provided by investing
activities                                          (710)               770
                                              -----------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank borrowings                          -             4,692
 Repayment of bank borrowings                     (3,126)             (212)
 Stock Repurchase                                       -             (108)
                                             -----------------   --------------
Net cash (used in) provided by financing
activities                                        (3,126)             4,372
                                             -----------------   --------------
EFFECT OF EXCHANGE RATE CHANGES                       (5)                 2
                                             -----------------   --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS               507             1,790

CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       1,402               888
                                              -----------------   --------------

CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $ 1,909            $2,678
                                              =================   ==============

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)
BASIS OF PRESENTATION

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

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the year ended July 28, 2001. The financial statements of the consolidated subsidiary Villa are denominated in Euros and are translated into U.S. dollars for reporting purposes. As a result, they are therefore subject to the effects of currency fluctuations which may affect reported earnings and future cash flows. These foreign currency translations are made in accordance with SFAS No. 52, "Foreign Currency Translation."

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

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

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



                                          January 26, 2002      July 28, 2001
                                          -----------------    ----------------
 Raw materials and purchased parts             $ 12,283          $ 13,671
 Work-in-process                                 11,988            15,069
 Finished goods                                   3,487             3,986
                                          -----------------    ----------------
                                                 27,758            32,726



 Less allowance for obsolete and excess
 inventory                                      (3,483)           (5,198)
                                          -----------------    ----------------

        Total inventory, net                   $ 24,275          $ 27,528
                                          ==================   =================

COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments and net loss reported in the Company's Consolidated Statements of Operations.

Comprehensive loss for 2002 and 2001 was as follows:

                                                For the Three Months Ended
                                           January 26, 2002    January 27, 2001
                                           ----------------    ----------------
Net Loss                                       $(171)               $(1,466)
Foreign currency translation adjustments         (56)                   212
                                           ----------------    ----------------
 Comprehensive loss                            $ (227)             $ (1,254)



                                                For the Six Months Ended
                                           January 26, 2002    January 27, 2001
                                           ----------------    ----------------
Net Loss                                       $(1,706)               $(1,842)
Foreign currency translation adjustments            143                     54
                                           ----------------    ----------------
 Comprehensive loss                            $(1,563)               $ (1,788)

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands except share data)
                                   (Unaudited)


LOSS PER SHARE
                                  Three Months                Six Months
                          ---------------------------- -----------------------
                              January 26, January 27,    January 26, January 27,
                                 2002        2001           2002        2001
                          ---------------- ----------- ------------- ----------
Numerator:
Net Loss                       $  (171)    $ (1,466)    $(1,706)        $(1,842)
                          ---------------- ----------- ------------- -----------
Denominator:              ---------------- ----------- ------------- -----------
Denominator for basic loss
 per share-
Weighted average shares
 outstanding                   7,847,515    7,847,515   7,847,515      7,847,515
Effect of dilutive
 securities                            -            -           -              -
                           ---------------- ----------- ------------- ----------
Denominator for diluted    ---------------- ----------- ------------- -----------
 loss per share                7,847,515    7,847,515   7,847,515      7,847,515

Loss per basic and diluted
 common share                   $  (.02)     $  (.19)    $  (.22)       $  (.24)

                          ---------------- ----------- ------------- -----------
                          ---------------- ----------- ------------- -----------

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

SEGMENT INFORMATION

The Company has two reportable segments, which are Medical Imaging Systems and Power Conversion Group. Interim segment information is as follows:

                                        Medical   Power
For three months ended                  Imaging   Conversion
January 26, 2002                        Systems   Group       Other       Total
----------------------                 ---------  -------    --------   --------
Net Sales to Unaffiliated Customers     $14,321    $10,080          -    $24,401
                                       ---------  -------    --------   --------
                                       ---------  -------    --------   --------
Operating Income (Loss) before
unusual items                             1,277       (974)         -        303

Facilities reorganization costs               -         35          -         35
                                       ---------  -------    --------   --------
  Operating Income (Loss), as reported  $ 1,277  ($ 1,009)         -      $ 268
                                       ---------  -------    --------   --------
                                       ---------  -------    --------   --------
For three months ended
January 27, 2001
----------------------
Net Sales to Unaffiliated Customers      $11,691    $11,518          -   $23,209
                                       ---------  -------    --------   --------
                                       ---------  -------    --------   --------
Operating Income (Loss) before
unusual items                                365     (1,151)         -     (786)

Litigation settlement costs                    -           -     1,108     1,018
                                       ---------  -------    --------   --------
 Operating Income (Loss) , as reported      $ 365   $(1,151)   $(1,018) $(1,804)
                                       ---------  -------    --------   --------
                                       ---------  -------    --------   --------

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

                                        Medical   Power
For six months ended                    Imaging   Conversion
January 26, 2002                        Systems   Group       Other       Total
----------------------                 ---------  -------    --------   --------
Net Sales to Unaffiliated Customers      $23,961   $19,921        -      $43,882
                                       ---------  -------    --------   --------
                                       ---------  -------    --------   --------
Operating Income (Loss) before
unusual items                              1,651    (3,437)       -      (1,786)

Facilities reorganization costs                -         77       -           77

Litigation settlement benefit                                 $(258)       (258)
                                       ---------  -------    --------   --------
     Operating Income (Loss), as
     reported                            $ 1,651  $ (3,514)    $ 258   $ (1,605)
                                       ---------  -------    --------   --------
                                       ---------  -------    --------   --------

For six months ended
January 27, 2001
-----------------------
Net Sales to Unaffiliated Customers      $24,288   $21,068         -     $45,356
                                       ---------  -------    --------   --------
                                       ---------  -------    --------   --------
Operating Income (Loss) before
unusual items                                291   (1,318)         -     (1,027)

Litigation settlement costs                    -         -     1,018       1,018
                                       ---------  -------    --------   --------
        Operating Income (Loss), as
        reported                          $  291  $(1,318)   $(1,018)  $ (2,045)
                                       ---------  -------    --------   --------
                                       ---------  -------    --------   --------

Registrant's identifiable assets did not change significantly from amounts appearing in the July 28, 2001 Consolidated Segment Information (See Financial Statements filed as an exhibit under item 7 Form 8-K dated April 5, 2002.

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

In the third quarter of fiscal 2001, the employment of the former Chief Executive Officer was terminated. In connection with the termination of the former Chief Executive Officer's employment, there is a possibility of the former Chief Executive Officer making certain claims under his employment agreement. The Company believes that is has substantiated counterclaims that it could assert in any such action and, therefore, believes that its exposure to such a potential claim is not material to the Company's consolidating financial statements.
In order to protect and assert the counter claims referred to above, the Company filed a lawsuit against the former Chief Executive Officer in the United States District Court, Southern District of New York, alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement. The complaint seeks damages in excess of $15 million.

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


Overview

As noted earlier in the Contingencies note to the interim financial statements, the SEC is conducting a formal investigation in connection with the Company's financial consolidated statements issued in fiscal year 2000 and previous years. Prior to this current 10Q filing, the Company last made a 10Q filing in June 2000 for the quarter ended April 29, 2000. In April of 2002, the Company filed audited financial statements for Fiscal year 2001 and an audited Balance Sheet as of July 29, 2000 as exhibits to a Form 8-K. This current 10Q filing is a new filing for quarterly periods subsequent to July 29, 2000 and includes quarterly data not previously reported in a Form 10Q filing.

During the fourth calendar Quarter of 2002, the Company will attempt to file an Annual Report on Form 10K for fiscal 2002. This filing will include operating results for Fiscal 2002 and 2001, and the Company will attempt to include operating results for Fiscal 2000, and a restatement of operating results for Fiscal 1997 through 1999. No assurance can be given that the Company will be successful in this effort to complete financial statements for the Fiscal 2000 period, or the restatement of past periods.

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

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Consolidated Results of Operations

Net sales for the Q2 of 2002, three months ended January 26, 2002, were approximately $ 24.4 million as compared to approximately $ 23.2 million for the three months ended January 27, 2001, an increase of 5%. Del's Medical Imaging business accounted for all of that year on year one-quarter sales increase (up $2.6 million versus the previous year's Q2), offset by a decline in sales at Del's Power Conversion Group. Net sales for the six months ended January 26, 2002 were approximately $43.9 million as compared to approximately $45.4 million for the six months ended January 27, 2001, a decrease of 3%.This decrease is due to lower sales in its Power Conversion Group and Medical Imaging Systems segments of $1.1million and $300,000 respectively.

Gross Margins in Q2 of Fiscal 2002 versus 2001 improved from 19% to 26%. Gross Margin improvements were achieved at both the Power Conversion Group and the Medical Imaging Group. The improvement in the Power Conversion Group resulted from product mix improvements, despite a sales decline. The Gross Margin improvements in the Medical Imaging Group were achieved both in North America (principally due to improved pricing) and in Villa, its Italian subsidiary, (principally due to increased volume) .Gross margins for the six month period were also improved year to year, 23% versus 19%, principally due to increased margins at the Medical Imaging Systems segment.

Research and development expenses were approximately $ 625,000 and $1.2 million for the three and six month periods of fiscal 2002 versus $ 815,000 and $1.5 million for comparable fiscal 2001 periods. Despite reduced spending for research and development for the three and six month periods compared to the same periods in 2001, the Company continues to invest in research and development but allocates resources more judiciously in projects that it expects will lead to new products and increased profits.

Selling, general and administrative expenses were approximately $5.4 million and $4.5 million for three-month periods ended January 26, 2002 and January 27, 2001, respectively. Selling, general and administrative expenses were approximately $10.7 million for the six months ended January 26, 2002 as compared to approximately $8.3 million in the comparable period in fiscal 2001. The increase of selling, general and administrative costs was due to increased audit and specialized accounting fees.

Litigation settlement costs are not expected to be significant going forward in fiscal 2002, but the Company will be reporting significant expenses in the third and fourth quarters of 2001 as it did in the second quarter of 2001. The Company recognized additional facilities reorganization costs ($35,000 and $77,000 for the three and six month's periods in 2002) from the finalization of severance arrangements from the shutdown of its Dynarad plant. . In Del's third Quarter of Fiscal 2002 (ended April) the Company will recognize a $7 million non cash charge associated with the finalization of the class action litigation settlement in Q2 of Fiscal 2002.

Net interest expense was approximately $325,000 for the three months ended January 26, 2002 as compared to approximately $224,000 for the corresponding period in the prior year. Net interest expense was approximately $787,000 for the six months ended January 26, 2002 as compared to approximately $491,000 for the corresponding period in the prior year. These increases are due to higher interest rates and higher levels of debt for both periods.

Income tax benefits were approximately 35% of pretax loss for the three and six months ended January 26, 2002 and approximately 38% for the three and six months ended January 27, 2001.

The net loss of $171,000 was significantly lower for the current three-month period of fiscal 2002 when compared to a loss of $1.5 million for the comparable period in fiscal 2001 due to higher gross margins. The net loss was approximately $1.7 million for the six months ended January 26, 2002, very similar to the loss recognized of $1.8 million for the prior corresponding period. Gross margin increases and the lack of litigation settlement charges were offset by increased selling, general and administrative expenses.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Basic and Diluted loss per share for the three months ended January 26, 2002, $(.02), compares with a loss of $(.19) for the period ended January 27, 2001. Increased gross margins and the absence of litigation costs improved results and led to a lower loss for the period.

Basic and Diluted Loss per share for the six- month period ended January 26, 2002 was $(.22) compared with $(.24) for the prior year six months. Higher margins and less litigation settlement costs were offset by increased selling, general and administrative expenses as well as higher interest charges.

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

Working Capital - At January 26, 2002 and July 28, 2001, the Company's working capital was approximately
$ 20.3 million and $22.3 million, respectively. At such dates the Company had approximately $1.9 million and $1.4 million, respectively, in cash and cash equivalents. The Company has reduced its short-term and callable debt by approximately $2.6 million since July of 2001.

Trade receivables decreased approximately $ 1.6 million at January 26, 2002 as compared to July 28, 2001. Inventory at January 26, 2002 also decreased approximately $ 3.2 million as compared to July 28, 2001.

Credit Facility and Borrowing -As a result of the delay in issuing the July 29, 2000 financial statements, the Company is not in compliance with the terms of its U.S. credit agreement, and the amounts outstanding under such agreement ($7.8 million at January 26, 2002 and $8.5 million at July 28, 2001, respectively), are callable by the lenders. The Company's U.S. subsidiaries' cash and investment balances at January 26, 2002 are not sufficient to fund the repayment of the amounts owed under the U.S. subsidiaries' debt agreement.

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

Capital Expenditures -The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $710,000 for capital equipment for the six-month period ended January 26, 2002.

            DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Shareholders' Equity -Shareholders' equity has declined to approximately $ 40.3 million at January 26, 2002 from approximately $41.8 million at July 28, 2001, due to the loss reported for the period.

Obligation to issue Shares and Warrants - The Company's Obligation to issue shares and warrants included in the shareholder's equity section, reflect the terms of the settlement reached in July 2001 in connection with a class action complaint brought by shareholders against the Company and other parties. As a result of the settlement, the Company is obligated to issue subordinated notes, shares and warrants to certain shareholders. The equity portion of the settlement totaled $4,410,000 and appears as "Obligation to issue Shares and Warrants" in the consolidated balance sheet. Common shares were valued at $3,750,000 and warrants at $660,000. These shares and warrants were revalued at January 29, 2002 when final court approval was obtained with a resulting increase in value of $7,000 resulting in a non-cash charge in the third quarter of fiscal 2002.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically and as of January 26, 2002, the Company has not used derivative instruments or engaged in hedging activities. The Company is exposed to foreign currency and interest rate risks. The Company's 80% owned Italian subsidiary maintains its financial records in Euros and converts them to US Dollars.


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


Dated : May 23,2002