Form 10-Q
period 2002-04-27
DEL GLOBAL TECHNOLOGIES CORP
filed 2002-06-11
CIK 27748

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For quarterly period ended April 27, 2002
                                       or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

Yes           No     X
   -----             -
The number of shares of Registrant's common stock outstanding as of April 27, 2002 was 7,847,515.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                                Table of Contents




Part I. Financial Information:                                        Page No.
                                                                      --------


        Item 1.  Financial Statements (Unaudited)


        Consolidated Statements of Operations for the Three Month
        and Nine Month periods Ended April 27, 2002 and April  28, 2001      3


        Consolidated Balance Sheets - April 27, 2002 and July 28, 2001     4-5


        Consolidated Statements of Cash Flows for the Nine Months Ended      6
        April 27, 2002 and April 28, 2001


        Notes to Consolidated Financial Statements                        7-12


        Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              13-15


        Item 3.  Quantitative and Qualitative Disclosures about Market
        Risk                                                                16


Part II. Other Information:


        Item 1.  Legal Proceedings                                          16


        Item 6.  Exhibits and Reports on Form 8-K                           16

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                   (Unaudited)

                                Three Months Ended          Nine Months Ended
                                April 27,  April 28,     April 27,    April 28,
                                  2002        2001         2002         2001
                              -----------  ----------    ---------   -----------
NET SALES                      $ 26,850  $   25,857     $  70,732     $  71,213

COST OF SALES                    20,561      19,093        54,356        55,643
                               -----------  ----------    ---------   ----------

GROSS MARGIN                      6,289       6,764        16,376        15,570
                               -----------  ----------    ---------   ----------

Selling, general and
 administrative                   5,140       3,994        15,807        12,316
Research and development            780         718         1,986         2,229
Litigation settlement costs       7,236       1,578         6,978         2,596
Facilities reorganization
 costs                                -          52            77            52
                               -----------  ----------    ---------   ----------
 Total operating expenses        13,156       6,342        24,848        17,193
                               -----------  ----------    ---------   ----------
OPERATING (LOSS) INCOME         (6,867)         422       (8,472)       (1,623)


Interest expense - net            (551)       (266)       (1,338)          (757)
Other income (expense)               74       (115)           105          (180)
                                -----------  ----------    ---------   ---------

(LOSS) INCOME BEFORE INCOME TAX
BENEFIT AND MINORITY INTEREST   (7,344)          41       (9,705)       (2,560)

INCOME TAX (BENEFIT) PROVISION  (2,247)          16       (3,079)         (966)
                                -----------  ----------    ---------   ---------

(LOSS) INCOME BEFORE MINORITY
INTEREST                        (5,097)          25       (6,626)       (1,594)

MINORITY INTEREST                    55          27           232           250
                                -----------  ----------    ---------   ---------

NET LOSS                       $(5,152)    $    (2)      $(6,858)     $ (1,844)
                                ============ ===========   =========   =========

LOSS PER COMMON SHARE:

BASIC AND DILUTED                $(.66)           -        $(.88)        $(.24)
                                ============ ===========   =========   =========

Weighted average number of
common shares outstanding,
basic and diluted               7,847,515     7,847,515    7,847,515   7,847,515
                                ============ ===========   =========   =========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS



                                          April 27, 2002      July 28, 2001
                                         ----------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                     $ 3,879            $ 1,402

   Marketable securities                              52                379

   Trade receivables (net of allowance
   for doubtful accounts of $726 and $607
   at April 27, 2002 and July 28, 2001            17,819             19,026

   Inventory - net                                23,641             27,528
   Deferred income tax asset - current             1,859              4,643
   Refundable income taxes - current               1,393                  -
   Prepaid expenses and other current
   assets                                            752                391
                                          -----------------    ---------------
       Total current assets                       49,395             53,369


   REFUNDABLE INCOME TAXES                         3,029              3,829
   FIXED ASSETS - Net                              8,990              9,731
   DEFERRED INCOME TAX ASSET-NON CURRENT          14,170              9,796
   GOODWILL - Net                                  3,279              3,450
   INTANGIBLES-Net                                   527                666
   OTHER ASSETS                                      589                817
                                          -----------------    ---------------

       TOTAL ASSETS                              $79,979            $81,658
                                          =================    ===============

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            April 27, 2002      July 28, 2001
                                            ----------------      -------------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 1,941           $ 4,450
   Callable debt                                   7,750             8,500
   Current portion of long-term debt                 703               790
   Accounts payable - trade                        9,405             7,823
   Accrued liabilities                             8,589             8,825
   Deferred compensation liability                   245               228
   Income taxes payable                              390               484
                                             ----------------      -------------
       Total current liabilities                  29,023            31,100


NON-CURRENT LIABILITIES
   Long-term debt                                  4,371             4,703
   Subordinated note                               1,564                 -
   Obligation to issue subordinated note               -             1,519
   Other long-term liabilities                     1,986             1,927
                                              ----------------      ------------

       Total liabilities                          36,944            39,249
                                              ----------------      ------------

MINORITY INTEREST IN SUBSIDIARY                      859               618
                                              ----------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY Common stock, $.10 par value; Authorized 20,000,000 shares;
   Issued - 8,476,081 shares at April 27, 2002 and July 28,
   2001                                               847               847
   Additional paid-in capital                      54,010            52,187
   Obligation to issue shares and warrants          9,750             4,410
   Accumulated other comprehensive loss             (311)             (391)
   Accumulated deficit                           (16,618)           (9,760)

   Less  common  stock in treasury - 628,566
   shares at April 27,2002 and July 28,
   2001                                           (5,502)           (5,502)
                                              ----------------      ------------

       Total shareholders' equity                  42,176            41,791
                                              ----------------      ------------

   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                         $79,979           $81,658
                                              =================    =============

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    Nine Months Ended
                                                -----------------------------
                                            April 27, 2002      April 28, 2001
                                            -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $ (6,858)        $ (1,844)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
 Depreciation and amortization                       1,982            2,304
 Deferred income tax benefit                       (3,365)          (1,180)
 Loss on sale of fixed assets                           47               37
 Unrealized gain on sale of marketable
   securities                                         (29)                -
 Loss (Gain) on sale of investments                     62            (352)
 Non-cash litigation settlement costs                7,050                -
 Minority interest                                     232              250
 Stock based compensation expense                      114              116
 Imputed interest in subordinated notes                 45                -

Changes in operating assets and liabilities
 Decrease (Increase) in trade receivables            1,358           (1,069)
 Decrease (Increase) in inventory                    4,101           (3,118)
 (Increase) Decrease in prepaid expenses and
   other current assets                              (359)                33
 Decrease in refundable income taxes                 1,000               346
 Decrease in other assets                              223               293
 Increase (Decrease) in accounts payable - trade     1,554             (800)
 (Decrease) Increase in accrued liabilities          (253)             1,979
 Increase (Decrease) in income taxes payable           145             (217)
 Increase (Decrease) in other long-term
  liabilities                                           21             (279)
 Increase (Decrease) in deferred compensation
  liability                                             17           (1,374)
                                              -----------------   --------------
Net cash provided by (used in) operating
activities                                           7,087           (4,875)
                                              -----------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed asset purchases                               (875)             (578)
 Net proceeds from sale of marketable
 securities                                            294             1,241
                                              -----------------   --------------
Net cash (used in) provided by investing
activities                                           (581)               663
                                              -----------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank borrowings                           -             6,336
 Repayment of bank borrowings                      (4,011)             (194)
 Stock repurchase                                        -             (108)
                                             -----------------   --------------
Net cash (used in) provided by financing
activities                                         (4,011)             6,034
                                             -----------------   --------------
EFFECT OF EXCHANGE RATE CHANGES                       (18)               (1)
                                             -----------------   --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS              2,477             1,821

CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                        1,402               888
                                              -----------------   --------------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                         $ 3,879            $2,709
                                              =================   ==============

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of July 28, 2001 and for the year then ended filed on a form 8-K dated April 9, 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the year ended July 28, 2001. The financial statements of the consolidated subsidiary Villa are denominated in Euros and are translated into U.S. dollars for reporting purposes. As a result, they are therefore subject to the effects of currency fluctuations which may affect reported earnings and future cash flows. These foreign currency translations are made in accordance with Statement of Financial Accounting Standards ('SFAS") No. 52, "Foreign Currency Translation."

2. NEW ACCOUNTING PRONOUNCEMENTS

During July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requiring additional disclosures for business combinations. SFAS No. 142 requires that goodwill acquired after June 30, 2001 no longer be subject to amortization over their estimated useful lives. Beginning on August 3, 2002, amortization of goodwill will no longer be permitted and the Company will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill for impairment. Transition-related impairment losses, if any,which result from the initial assessment of goodwill and certain intangible assets would be recognized by the Company as a cumulative effect of accounting change on August 3, 2002. The Company has not yet determined the impact, if any, that the adoption of SFAS No. 142 will have on its consolidated financial statements.

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

3. INVENTORY

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


                                             April 27, 2002    July 28, 2001
                                          -----------------    ----------------
 Raw materials and purchased parts             $ 12,075          $ 13,671
 Work-in-process                                 11,031            15,069
 Finished goods                                   4,056             3,986
                                          -----------------    ----------------
                                                 27,162            32,726


 Less allowance for obsolete and excess
 inventory                                      (3,521)           (5,198)
                                          -----------------    ----------------

        Total inventory, net                   $ 23,641          $ 27,528
                                          ==================   ================

4. COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments and net loss reported in the Company's Consolidated Statements of Operations.

Comprehensive loss for 2002 and 2001 was as follows:

                                                For the Three Months Ended
                                           April 27, 2002    April 28, 2001
                                           ----------------    ----------------
Net Loss                                       $(5,152)              $   (2)
Foreign currency translation adjustments           (63)                (123)
                                           ----------------    ----------------
 Comprehensive loss                            $(5,215)              $ (125)
                                           ================    ================


                                                For the Nine Months Ended
                                           April 27, 2002      April 28, 2001
                                           ----------------    ----------------
Net Loss                                       $(6,858)              $(1,844)
Foreign currency translation adjustments             80                  (69)
                                           ----------------    ----------------
 Comprehensive loss                            $(6,778)              $(1,913)
                                           ================    ================

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in Thousands except share data)
                                   (Unaudited)


5. LOSS PER SHARE
                                  Three Months               Nine Months
                          ---------------------------- -----------------------
                              April 27,    April 28,     April 27,   April 28,
                                 2002        2001           2002        2001
                          ---------------- ----------- ------------- ----------
Numerator:
Net Loss                       $ (5,152)    $     (2)    $(6,858)      $(1,844)
                          ================ =========== ============= ==========
Denominator:
Denominator for basic loss
 per share-
Weighted average shares
 outstanding                   7,847,515    7,847,515   7,847,515     7,847,515
Effect of dilutive
 securities
                                       -            -           -             -
Denominator for diluted    ---------------- ----------- ------------- ----------
 loss per share                7,847,515    7,847,515   7,847,515     7,847,515
                           ================ =========== ============= ==========
Loss per basic and diluted
 common share                   $  (.66)     $   (.0)    $   (.88)      $  (.24)

                           ================ =========== ============  ==========

Common shares outstanding for the current year and prior year ended were reduced by 628,566 shares of treasury stock.

The computation of diluted shares outstanding does not include 1,825,055 employee stock options and 1,065,000 warrants to purchase Company common stock, since the effect of their assumed conversion would be anti-dilutive.

6. SEGMENT INFORMATION

The Company has two reportable segments, which are Medical Imaging Systems and Power Conversion Group. Interim segment information is as follows:

                                        Medical   Power
For three months ended                  Imaging   Conversion
April 27, 2002                          Systems   Group       Other       Total
----------------------                 ---------  -------    --------   --------
Net Sales to Unaffiliated Customers     $15,489   $11,361           -    $26,850
                                       =========  =======    ========   ========
Operating Income before
unusual items                           $    873   $ (504)          -   $    369

Litigation settlement costs                    -         -   $  7,236      7,236
                                       ---------  -------    --------   --------
  Operating Income (Loss), as reported  $    873   $ (504)   $(7,236)   $(6,867)
                                       =========  =======    ========   ========

For three months ended
April 28, 2001
-----------------------
Net Sales to Unaffiliated Customers     $ 12,489   $13,368          -   $ 25,857
                                       =========  ========   ========   ========
Operating Income (Loss) before
unusual items                           $    661   $ 1,391          -   $  2,052

Litigation settlement costs                    -         -   $  1,578      1,578
Facilities reorganization costs               52         -          -         52
                                       ---------  --------   --------   --------
 Operating Income (Loss) , as reported  $    609    $1,391   $(1,578)   $    422
                                       =========  ========   ========   ========

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

                                        Medical   Power
For nine months ended                   Imaging   Conversion
April 27, 2002                          Systems   Group       Other       Total
----------------------                 ---------  -------    --------   --------
Net Sales to Unaffiliated Customers     $ 39,450  $ 31,282          -   $ 70,732
                                       =========  =======    ========   ========
Operating Income (Loss) before
unusual items                           $  2,524  $(3,941)          -   $(1,417)

Litigations settlement costs                   -         -   $  6,978      6,978
Facilities reorganization costs                -        77          -         77
                                       ---------  -------    --------   --------
     Operating Income (Loss), as
     reported                           $  2,524  $(4,018)   $(6,978)   $(8,472)
                                       =========  =======    ========   ========

For nine months ended
April 28, 2001
-----------------------
Net Sales to Unaffiliated Customers     $ 36,778  $34,435           -   $ 71,213
                                       =========  =======    ========   ========
Operating Income before
unusual items                           $    952  $    73           -   $  1,025

Litigation settlement costs                    -        -    $  2,596      2,596
facilities reorganization costs               52        -           -         52
                                       ---------  -------    --------   --------
        Operating Income (Loss), as
        reported                        $    900  $    73    $(2,596)   $(1,623)
                                       =========  =======    ========   ========

Registrant's identifiable assets did not change significantly from amounts appearing in the July 28, 2001 Consolidated Segment Information (See Financial Statements filed as an exhibit under item 7 Form 8-K dated April 9, 2002.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)
7. CONTINGENCIES

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

On July 26, 2001, the Company and certain other defendants reached an agreement in principle to settle the complaint. Under the terms of the settlement, the Company will provide the plaintiffs: (i) a $2,000 subordinated note due five years from the date of issuance with interest in arrears accrued at 6% per annum; (ii) 2.5 million shares of the Company's common stock; and, (iii) 1 million warrants to purchase the Company's Common Stock at $2 per share. The Warrants are callable by the Company at $0.25 per share if the Company stock trades at a price in excess of $4 for 10 days or more. This settlement was approved by the United States District Court for the Southern District of New York on January 29, 2002.

Management of the Company believes the terms of the agreement in principle provided a reasonable basis to estimate the value of the Company's portion of the settlement as of July 28, 2001 and, accordingly, recorded a charge of $9,759 in fiscal year 2001. This amount was calculated using a discount factor of 12% to present value the subordinated note, the per share price of $1.50 that was the closing price of the Company's stock in the over the counter market on July 28, 2001, and an option pricing model to value the warrants. Also included in the charge are legal and other specialized fees incurred through July 2001 of $3,572 and an accrual of legal and related fees to be incurred in the future of $821.

When the Court approved the class action settlement on January 29, 2002, and opportunities for appeal expired on March 21, 2002, all uncertainty regarding the final value of the securities issued by the Company in the settlement had been eliminated. Therefore, in the Third Quarter of Fiscal Year 2002, the Company did recognize an additional charge related to the increase in the value of the common stock and warrants from July 28, 2001, to January 29, 2002. This additional charge is approximately $7,050.

Department of Defense Investigation - On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York. RFI supplies noise suppression filters for communications and defense applications. A portion of RFI's sales is to prime contractors to the US Government, and approximately 14% to 17% of RFI's sales over each of the last three years has been sales directly to the Department of Defense ("DoD"), Defense Supply Centers ("DSC") or to the US Armed Forces.

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

8. SUBSEQUENT EVENTS

New Credit Facility- The Company has finalized its new $10 million credit facility for its U.S. subsidiaries with Transamerica Business Capital Corp as of June 10, 2002, eliminating the default condition on its current outstanding credit facility. The new credit facility allows the Company to repay all U.S. borrowings, and provides working capital for future growth. The new U.S. credit facility has a term of 3 years. Pricing in the new credit facility starts at the base rate plus .75%, but can be adjusted based on company performance.

Issuance of warrants and subordinated notes - On March 28, 2002, the Company issued the warrants and subordinated notes in connection with the class action litigation settlement referred to above in the contingencies footnote. In May 2002, these securities, plus the 2.5 million shares of Commom Stock also issued in connection with the class action litigation were distributed to class participants.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Statements about future results made in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. The Company cautions that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, the ability of the Company to implement its business plan, management changes, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory matters and favorable general economic conditions and other risks referred to in the Company's registration statements and periodic reports filed with the Securities and Exchange Commission. Actual results could differ materially from those expressed or implied in the forward-looking statements.

Overview

As noted earlier in the Contingencies note to the interim consolidated financial statements (Note 7), the SEC is conducting a formal investigation in connection with the Company's financial statements issued in fiscal year 2000 and previous years. In May 2002, the Company filed with the SEC the 10Q reports required for the quarters ended October and January of fiscal 2002. Prior to those filings, the Company last made a 10-Q filing in June 2000 for the quarter ended April 29, 2000. In April of 2002,the Company filed audited financial statements for Fiscal year 2001 and an audited Balance Sheet as of July 29, 2000 as exhibits to a Form 8-K. This current 10Q filing is also a new filing for quarterly periods subsequent to July 29, 2000 and includes quarterly data not previously reported in a Form 10Q filing.

During the fourth calendar Quarter of 2002, the Company will attempt to file an Annual Report on Form 10K for fiscal 2002. This filing will include operating results for Fiscal 2002 and 2001, and the Company will attempt to include operating results for Fiscal 2000, and a restatement of operating results for Fiscal 1998 and 1999. No assurance can be given that the Company will be successful in this effort to complete financial statements for the Fiscal 2000 period, or the restatement of past periods.

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

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Consolidated Results of Operations

Net sales for Q3 of 2002, three months ended April 27, 2002, were approximately $ 26.9 million as compared to approximately $ 25.9 million for the three months ended April 28, 2001, an increase of 4%. The Company's Medical Imaging business accounted for all of that year on year one-quarter sales increase (up $3.0 million versus the previous year's Q3), offset by a decline in sales at the Power Conversion Group. Net sales for the nine months ended April 27, 2002 were essentially flat at $70.7 million when compared to approximately $71.2 million for the nine months ended April 28, 2001. Increased sales at the Medical Imaging Systems Group were offset by lower sales at the Power Conversion Group.

Gross Margins in Q3 of Fiscal 2002 versus Q3 of 2001 declined to 23% from 26%. Gross Margin was slightly higher at the Medical Imaging Systems but lower at the Power Conversion Group. Gross margins for the nine month period improved year to year, 23% versus 22%, principally due to increased margins at the Medical Imaging Systems segment. Quarter to quarter margin percentages for fiscal 2002 have tended to fluctuate due to sales mix and costs. The Company continues to review its product offerings and as result, discontinued and obsolete items will have some impact on margins until these evaluations are completed.

Research and development expenses were approximately $ 780,000 and $2 million for the three and nine month periods of fiscal 2002 versus $ 718,000 and $2.2 million for comparable fiscal 2001 periods. Despite reduced spending for research and development for the nine month period compared to the same period in 2001, the Company continues to invest in research and development but allocates resources more judiciously in projects that it expects will lead to new products and increased profits.

Selling, general and administrative expenses were approximately $5.1 million and $4 million for three-month periods ended April 27, 2002 and April 28, 2001, respectively. Increased audit, specialized accounting and legal expenses accounted for the quarter to quarter increase. Selling, general and administrative expenses were approximately $15.8 million for the nine months ended April 27, 2002 as compared to approximately $12.3 million in the comparable period in fiscal 2001.The increase of selling, general and administrative costs was due primarily to increased audit and specialized accounting fees of approximately $2 million.

As result of obtaining the final court approval of the class action settlement agreement, the Company has recognized an additional non-cash charge of $7.05 million in Q3 attributable to the final valuation of the shares and warrants to be issued. These shares and warrants were originally valued at $4.4 million in July 2001 pending final court approval but as of the final settlement date January 29, 2002 were revalued upward by $ 7.05 million to $11.5 million. The Company also incurred additional legal expenses of approximately $200,000 making the total charge $ 7.2 million in Q3 of fiscal 2002. Legal and specialized accounting costs of approximately $1.6 million were also charged to Litigation settlement costs in Q3 of fiscal 2001. The Company does not expect to have significant additional expenses in Q4 of 2002.

Net interest expense was approximately $551,000 for the three months ended April 27, 2002 as compared to approximately $266,000 for the corresponding period in the prior year. Net interest expense was approximately $1,338,000 for the nine months ended April 27, 2002 as compared to approximately $757,000 for the corresponding period in the prior year. These increases are due primarily to higher interest rates and fees and the interest on the subordinated notes issued in connection with the class action settlement agreement.

Income tax benefits as a percentage of pre-tax losses for the three and nine months ended April 27, 2002 were 31% and 32% respectively. The comparable income tax provision/benefit percentage for the prior year three and nine month periods were 39% and 38% respectively.

The net loss of approximately $5.2 million was significantly higher for the current three-month period of fiscal 2002 when compared to a breakeven result for the comparable quarter in fiscal 2001 due primarily to the additional non-cash charge of approximately $7.05 million related to the finalization of the class action litigation settlement.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Year to date net loss was approximately $6.9 million for the nine months ended April 27, 2002, which compares with a net loss of $1.8 million recognized in the nine months ended April 28, 2001 due to the non-cash charge in connection with the litigation and also the higher auditing and specialized accounting fees.

Basic and Diluted loss per share for the three months ended April 27, 2002, $(.66), compares with a loss of $(.0) for the period ended April 28, 2001. Basic and Diluted Loss per share for the nine-month period ended April 27, 2002 was $(.88) compared with $(.24) for the prior year nine months. Higher litigation settlement costs and increased selling, general and administrative expenses as well as higher interest charges led to the higher loss per share.

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

Working Capital - At April 27, 2002 and July 28, 2001, the Company's working capital was approximately $20.4 million and $22.3 million, respectively. At such dates the Company had approximately $3.9 million and $1.4 million, respectively, in cash and cash equivalents. The Company has reduced its short-term and callable debt by approximately $3.3 million since July of 2001.

Trade receivables decreased approximately $ 1.2 million at April 27, 2002 as compared to July 28, 2001. Inventory at April 27, 2002 also decreased approximately $ 3.9 million as compared to July 28, 2001.

Credit Facility and Borrowing - As of June 10, 2002 the Company finalized its agreement with Transamerica Business Capital for a new $10 million senior revolving credit facility which replaces the Company's existing facility and also eliminates any defaults on the existing US loans.

As a result of the delay in issuing the July 29, 2000 financial statements, the Company was not in compliance with the terms of its prior U.S. credit agreement, and the amounts outstanding under such agreement ($7.8 million at April 27, 2002 and $8.5 million at July 28, 2001, respectively), were callable by the lenders. The Company's U.S. subsidiaries' cash and investment balances at April 27, 2002 were not sufficient to fund the repayment of the amounts owed under the U.S. subsidiaries' debt agreement.

Obligation to issue Subordinated Notes- Subordinated notes of $1.519 million previously reported unisssued have now been issued and are shown separately on the balance sheet including principal and interest.

The Company anticipates that cash generated from operations and amounts available from its new credit facility will be sufficient to satisfy its currently projected operating cash needs.

Capital Expenditures -The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $875,000 for capital equipment for the nine-month period ended April 27, 2002.

            DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Shareholders' Equity -Shareholders' equity increased slightly to $42.2 million at April 27, 2002 from approximately $41.8 million at July 28, 2001, due to the increase in value of the shares and warrants as described in the following paragraph, Obligation to issue Shares and Warrants.

Obligation to issue Shares and Warrants - The Company's Obligation to issue shares and warrants included in the shareholder's equity section, reflect the terms of the settlement reached in July 2001 and finalized on January 29, 2002 in connection with a class action complaint brought by shareholders against the Company and other parties. As a result of the settlement, the Company has issued subordinated notes, warrants and shares to certain shareholders. The equity portion of the settlement in common shares totaled $9,750,000 and appears as "Obligation to issue Shares and Warrants" in the consolidated balance sheet at April 27, 2002. The portion attributable to warrants is reflected in Paid in Capital. The Common shares were issued and distributed in May 2002, see the subsequent events (Note 8). In July 2001, common shares were initially valued at $3,750,000 and warrants at $660,000. These shares and warrants were revalued at January 29, 2002 when final court approval was obtained with a resulting increase in value of $7,050,000 ($6,000,000 share value increase, $1,050,000 warrant value increase) resulting in a non-cash charge in the third quarter of fiscal 2002.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically and as of April 27, 2002, the Company has not used derivative instruments or engaged in hedging activities. The Company is exposed to foreign currency and interest rate risks. The Company's 80% owned Italian subsidiary maintains its financial records in Euros and translates them to US Dollars.


                                     PART II

Item 1.        Legal Proceedings

See notes to financial statements

Item 6.        Exhibits and Reports on Form 8-K

               b: Reports on Form 8-K

                   Audited Consolidated Balance Sheets of the Registrant and its Subsidiaries as of July 28, 2001 and July 29, 2000, and the Related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the Fiscal Year ended July 28, 2001 were filed on April 9, 2002 with the Securities and Exchange Commission on Form 8-K.

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


Dated : June 11, 2002