Form 10-K
period 2002-08-30
DEL GLOBAL TECHNOLOGIES CORP
filed 2002-11-19
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 3, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number 0-3319

DEL GLOBAL TECHNOLOGIES CORP.
(Exact name of Registrant as specified in its charter)

New York	13-1784308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Park, Valhalla, NY 10595
(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code (914) 686-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value
(“Common Stock”)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of November 11, 2002, was $19,792,873.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

As of November 11, 2002, there were 10,347,515 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.    BUSINESS

Del Global Technologies Corp., a New York Corporation, was incorporated in 1954. Unless otherwise specifically indicated, “Del,” the “Company,” “we,” “our,” “ours,” and “us” refers to Del Global Technologies Corp. and its consolidated subsidiaries. We are a leader in developing, manufacturing and marketing medical imaging equipment and power conversion subsystems and components worldwide. Our products include stationary and portable medical diagnostic imaging equipment; high voltage power systems; and electronic systems and components such as electronic filters, transformers and capacitors.

We historically have grown internally and through acquisitions. Most recently, in December 1999, we acquired an 80% ownership of Villa Sistemi Medicali S.p.A for total consideration of approximately $520,000, including closing costs.

OPERATING SEGMENTS

Operating businesses that we report as segments include our Del Medical Systems Group and Del Power Conversion Group. For the fiscal year ended August 3, 2002, (“fiscal year 2002”), the Medical Systems Group segment accounted for approximately 56% of our revenues and the Power Conversion Group segment represents approximately 44% of our revenues. For further information concerning our operating segments, see Note 6 in the Notes to our Consolidated Financial Statements. Our operating segments and businesses are summarized in the following table:

Division	Recognized Brands	Subsidiaries	Facilities

Medical Systems Group:

Medical Imaging	Del Medical, Villa, UNIVERSAL, DynaRad	Del Medical Imaging Corp.	Franklin Park, IL

		Villa Sistemi Medicali S.p.A. (80% owned)	Milan, Italy
Power Conversion Group:

High Voltage Power	Del High Voltage, Bertan High Voltage, DynaRad	Bertan High Voltage Corp.	Valhalla, NY Hicksville, NY
(Until 2003)

DynaRad Corporation*

Electronic Systems & Components	RFI, Filtron, Sprague, Stanley	RFI Corporation	Bayshore, NY

*	Product lines previously manufactured and sold by DynaRad Corporation have been moved to other divisions within the Power Conversion Group and the Medical Systems Group. Accordingly, we are in the process of liquidating this subsidiary.

1

MEDICAL SYSTEMS GROUP

The Medical Systems Group designs, manufactures, markets and sells medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/ fluoroscopic systems, dental imaging systems and mammography systems. Approximately 55% of this segment’s revenues are attributed to Villa Sistemi Medicali S.p.A., our Italian subsidiary.

Medical imaging systems of the types we manufacture use x-ray technology to produce images of matter beneath an opaque surface. An imaging system principally consists of a high voltage power supply, an x-ray tube and an image recording system, which is usually film. X-rays are generated as a result of high voltage being applied to the x-ray tube. The performance of the x-ray system, including image resolution, is directly linked to the precision performance of the high voltage power supply. The object to be imaged is placed between the x-ray tube and the film. X-rays, which are not reflected by opaque surfaces, pass through the object and expose the film. However, if the object is comprised of areas of varying densities or chemical compositions, x-rays will be absorbed in proportion to the density or chemical composition of the matter. As a result, the film will be exposed to a varying degree, thereby producing an image of the density or chemical variation within the object. For example, because bone has a greater density than the surrounding tissue in the body, x-rays can be used to produce an image of a skeleton.

X-ray systems are differentiated by a number of key characteristics such as image resolution, accuracy, portability, size and cost. The design of an x-ray system requires complex engineering, which determines the performance factors required of the various system components.

This segment designs, manufactures, markets and sells medical imaging and diagnostic systems worldwide in the following markets:

Del Medical Systems Group Markets Served

Medical Imaging Division
Hospitals	Veterinary Clinics
Teaching Institutions	Chiropractic Clinics
Medical Clinics	Dental Offices
Private Practitioners	Military
National Buying Groups	Home Health Care Providers

Our medical imaging systems are sold under the Del, Villa, UNIVERSAL, and DynaRad brand names. The prices of our medical imaging systems range from approximately $9,000 to $150,000 per unit, depending on the complexity and flexibility of the system. The following is a description of our product lines in this segment:

General Radiographic System–For more than 100 years, conventional projection radiography has used film to capture X-ray images. Conventional technology requires that X-ray film be exposed and then chemically processed to create a visible image for diagnosis.

General Radiography represented approximately 55% of the Medical Systems Group’s revenues in fiscal year 2002. We produce a broad line of conventional radiographic products used in outpatient facilities, as well as more sophisticated and expensive X-ray systems typically used in hospitals and clinics. For example, our high-end priced RadView system is designed to meet the broad requirements of a hospital or teaching university’s radiographic room, while our mid-range priced Del Medical and Villa Medical systems are suited more to the needs of smaller hospitals, outpatient clinics and private practitioners.

We also have a broad range of products serving medical practitioners, veterinarians and chiropractors through our well recognized UNIVERSAL brand product line. These units are designed for durability, are space efficient, rugged and are priced more economically. The UNIVERSAL medical products include a variety of configurations that can be constructed to best suit the needs of the desired work environment. The UNIVERSAL VetTek veterinary line of products are designed with many of the same attributes as the medical line. UNIVERSAL’s chiropractic line, ChiroEZ and Raymaster, combine precision alignment and positioning with a versatile chiro imaging system.

We also produce a full product line of high frequency medical x-ray generators which economically provide superior quality x-ray generation, resulting in lower patient dosage, extended tube life and less blurring due to patient motion when compared to single phase generators.

Radiographic/Fluoroscopic Systems–We produce a wide range of radiographic/fluoroscopic (“R/F”) systems able to perform complex x-ray analyses with contrast liquids for sequential images. Our Vision, Mercury and Symphony systems include tilting tables for the patient being x-rayed. These tables can easily be interfaced with digital imaging systems. R/F systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract.

Portable Medical X-Ray Systems–We also sell portable x-ray equipment with our DynaRad branded HF-110A and PHANTOM systems for the Military and Home Health Care Provider market. Both of these portable systems utilize high frequency, microprocessor-controlled technology to produce consistent quality x-rays with the added advantages of being smaller, lighter in weight and more cost-effective than stationary x-ray systems.

Dental Systems–We produce a broad range of DC and AC powered intra-oral (commonly known as bite wing) x-ray systems. In addition, our Rotograph Plus and Strato-X systems are utilized to perform panoramic images for dental applications.

Mammography Systems–Our mammography unit, Melody, is manufactured for us by a supplier in Italy. Although we have exclusive use of the “Melody” name, this supplier manufactures a similar product and sells it in several competing markets.

Marketing and Distribution: Our medical imaging systems are principally sold in the U.S. and other foreign countries by a network of over 200 distributors. Medical imaging systems distributors are supported by our regional managers, product line managers and technical support groups, who train distributor sales personnel and participate in customer calls. Technical support in the selection, use and maintenance of our products is provided to distributors and professionals by customer service representatives. We also maintain telephone hotlines to provide technical assistance to distributors and professionals during regular business hours. Additional product and distributor support is provided through participation in medical equipment exhibitions and trade advertising. We typically exhibit our products at annual conferences, including the Radiological Society of North American Conference in Chicago, the MEDICA Medical Conference in Düsseldorf, Germany and the European College of Radiology Conference in Vienna, Austria.

Our Medical Systems Group is not dependent on any one customer for more than ten percent of its revenues for fiscal year 2002.

Competition: Based on industry data, we believe our Medical Systems Group is the largest supplier by market share to the independent distributors of radiographic equipment in North America.

Our Medical Systems Group competes in two major segments of the highly competitive, world-wide conventional radiographic and radiographic/fluoroscopic products marketplace.

Our top-tier conventional radiographic and radiographic/fluoroscopic products are sold through partnerships and alliances with multi-hospital buying networks, general purchasing organizations and major independent distributors. The three major competitors in this market segment are GE Medical Systems, a division of General Electric Company, Siemens Medical Solutions, a division of Siemens AG and Philips Medical Systems, a division of Koninklijke Philips Electronics N.V. These larger competitors primarily sell directly to large hospitals and teaching institutions and sell a broader range of products designed to outfit a hospital’s entire imaging requirements.

Our lower-tier conventional radiographic products compete with a number of smaller companies based primarily in the U.S. and Europe. Most of these companies sell through independent distributors and compete with us primarily on price, quality and performance. We believe that we can be differentiated from our competitors because we provide the best combination of price, quality and performance, together with the strength and breadth of our independent distribution network.

Some of our current and potential competitors have substantially greater financial, marketing and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Although we believe that our products are more cost-effective than those of our primary competitors, certain competing products may have other advantages which may limit our market. There can be no assurance that continuing improvements in current or new products will not make them technically equivalent or superior to our products in addition to providing cost or other advantages. There can be no assurance that our current products, products under development or ability to introduce new products will enable us to compete effectively.

Product Development: It is generally accepted that digital radiography will become a dominant technology used in hospitals and imaging clinics throughout the world over the next 10 to 15 years. Currently, there are a number of competing technologies available in connection with the digitization of x-ray images. In addition, there are substantial hurdles which need to be addressed in terms of transitioning radiology practices from the current analog environment to a digital environment. These ancillary issues cover everything from image storage and retrieval to record keeping. However, due to today’s high cost of ownership, many institutions have not yet transitioned to digital technology. In addition, there is uncertainty as to which platform will be accepted as the industry-leading protocol for image digitization and communication.

Consequently, over the past year our research and development spending was focused primarily on enhancing our existing conventional radiographic products while we studied the developments in the digital marketplace. We believe these studies will help us to assure the investments we make in this area are appropriate. Spending for research and development for our Medical Systems Group was approximately $1.4 million, $1.6 million and $2.3 million during fiscal years 2002, 2001 and 2000, respectively. The decline from 2000 to 2001 was due to the termination of several development projects in our North American medical imaging businesses.

As industry standards become more established, we expect to increase our digital radiographic-related research and development expenditures accordingly.

Government Regulation: Our medical imaging systems are medical devices and, therefore, are subject to regulation by the U.S. Food and Drug Administration and to regulation by foreign governmental authorities. We also are subject to state and local regulation. Regulatory requirements include registration as a manufacturer, compliance with established manufacturing practices, procedures and quality standards, strict requirements dealing with the safety, effectiveness and other properties of the products, conformance with applicable industry standards, product traceability, adverse event reporting, distribution, record keeping, reporting, compliance with advertising and packaging standards, labeling, and radiation emitting qualities of these products. Failure to comply can result in, among other things, the imposition of fines, criminal prosecution, recall and seizure of products, injunctions restricting or precluding production or distribution, the denial of new product approvals and the withdrawal of existing product approvals.

Food and Drug Administration’s Premarket Clearance and Approval Requirements

In the United States, medical devices are classified into three different categories over which FDA applies increasing levels of regulation: Class I, Class II, and Class III. The FDA has classified all of our products as Class II devices. Before a new device can be introduced into the United States market, the manufacturer must obtain FDA clearance or approval through either premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or a premarket approval under Section 515 of that act, unless the product is otherwise exempt from the requirements.

A Section 510(k) premarket notification must contain information supporting the claim of substantial equivalence, which may include laboratory results or the results of clinical studies. Following submission of a 510(k), a company may not market the device until the FDA finds the product is substantially equivalent for a specific or general intended use. FDA clearance generally takes from four to twelve months, may take longer, and there is no assurance the FDA will ultimately grant a clearance. The FDA may determine that a device is not substantially equivalent and may require submission and approval of a premarket approval application, or require further information before it is able to make a determination regarding substantial equivalence.

After a device receives 510(k) clearance, any modification made to the device requires the manufacturer to determine whether the modification could significantly affect its safety or effectiveness. If it does not, the manufacturer’s decision must be documented. If the modification could significantly affect the device’s safety and effectiveness, then the modification requires at least a new 510(k) clearance or, in some instances, could require a premarket approval. The FDA requires each manufacturer to make this determination, but the FDA can review any manufacturer’s decision. If the FDA disagrees with a manufacturer’s decision, the agency may retroactively require the manufacturer to seek 510(k) clearance or premarket approval. The FDA also can require the manufacturer to cease marketing the modified device or recall the modified device (or both) until 510(k) clearance or premarket approval is obtained. We have made minor modifications to our products and, using the guidelines established by the FDA, have determined that these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell one or more of our products until the FDA has cleared new 510(k) submissions for these modifications.

All of our products to date have met the appropriate FDA requirement for marketing, either being exempt from submission or through 510(k) clearance. We continuously evaluate our products for any required new submission for changes or modifications.

Pervasive and Continuing Food and Drug Administration Regulation.

Numerous FDA regulatory requirements apply to our products as well as to components manufactured by some of our suppliers. These requirements include:

•	the FDA’s quality system regulation which requires manufacturers to create, implement and follow numerous design, testing, control, documentation and other quality procedures; and

•	medical device reporting regulations, which require that manufacturers report to the FDA some types of adverse and other events involving their products.

Class II devices may also be subject to special controls applied to them, such as performance standards, post-market surveillance, patient registries and FDA guidelines that may not apply to class I devices. Our products are currently subject to FDA guidelines for 510(k) cleared devices and are not subject to any other form of special controls. We believe we are in compliance with the applicable FDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the FDA changes its existing regulations or adopts new requirements.

We and some of our suppliers are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that either we or a supplier have failed to adequately comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines, injunctions and civil penalties; recall or seizure of our products; the imposition of operating restrictions, partial suspension or total shutdown of production; the refusal of our requests for 510(k) clearance or premarket approval of new products; the withdrawal of 510(k) clearance or premarket approval already granted; and criminal prosecution.

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Other Federal and State Regulations.

As a participant in the health care industry, we are subject to extensive and frequently changing regulation under many other laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. For example, our facility is also licensed as a medical product manufacturing site by the state of Illinois and is subject to periodic state regulatory inspections. Our health care service provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Foreign Government Regulation.

Our products are also regulated outside the United States as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA’s, in the foreign countries in which we plan to sell our products. We work with our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the United States. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9001 certification, which is analogous to compliance with the FDA’s GMP requirements. We have obtained ISO 9001 certification for all of our medical systems manufacturing facilities. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

No assurance can be given that the FDA or foreign regulatory agencies will give the requisite approvals or clearances for any of our medical imaging systems and other products under development on a timely basis, if at all. Moreover, after clearance is given, both in the case of our existing products and any future products, these agencies can later withdraw the clearance or require us to change the system or our manufacturing process or labeling, to supply additional proof of its safety and effectiveness, or to withdraw, recall, repair, replace or refund the cost of the medical system, if it is shown to be hazardous or defective.

POWER CONVERSION GROUP

The Power Conversion Group designs and manufactures high voltage power conversion systems and electronic noise suppression components for a variety of applications. These products are utilized by original equipment manufacturers (“OEMs”), who build systems that are used in a broad range of markets. Our products are sold under the following industry brands: Del High Voltage, Bertan High Voltage, DynaRad, RFI, Filtron, Sprague and Stanley. This segment has two divisions: High Voltage Power and Electronic Systems and Components.

Our high voltage power division represented approximately 70% of this segment’s revenues during fiscal year 2002. Our high voltage systems are offered in standard or custom designed configurations, primarily for security, medical, scientific, military and industrial OEM applications. Output voltages from 500V to 200kV, and power from 1W to 90kW are available in modular, bench-top and rack-mount configurations. High voltage power conversion systems transform commercially available AC power into very stable, high voltage DC power, tailored for a wide range of sophisticated electronic devices including explosive detection, medical equipment and linear accelerators. In these applications, slight variations in the high voltage source will significantly degrade the performance of the system.

Our electronics systems and components division designs and manufactures key electronic components such as transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems.

The Power Conversion Group provides subsystems and components which are used in the manufacture of products for security, medical, military and industrial applications as follows:

Del Power Conversion Group Markets Served

High Voltage Power Division
Security	Analytical Instrumentation
Airport Explosive Detection Systems	Mass Spectrometry
Explosive Trace Detection	Capillary Electrophoresis
X-Ray Baggage Inspection	Spectroscopy
Medical	X-Ray Diffraction
Radiation Oncology	Semiconductor
CT Scanning	Ion Implantation
MRI	Mask Repair
Bone Densitometry	E-Beam Lithography
PET Scanning	X-Ray Inspection
Blood Analysis	High Powered E-Beam
Laser	Machining
Military	Sterilization
CRT Display	Non Destructive Testing
Radar	Food Inspection
PC Board Inspection
Structural Inspection

Electronics Systems & Components Division
Military	Industrial
Guidance & Weapons Systems	Induction Heating
Communications	Automotive
Commercial	Capital Equipment
Power Systems	Medical
Telecommunications	Radiation Oncology
Satellite	MRI
Meteorological

Security Applications–We currently provide a substantial majority of the high voltage power supplies to the two FAA certified OEMs serving the Explosive Detection Systems market. The Security Market is comprised of three market segments: Explosive Detection Systems, Explosive Trace Detection and X-Ray Baggage Inspection. Explosive Detection Systems (EDS) refers to the FAA-approved, CT-based (commonly known as CAT scan), baggage inspection equipment used in airports for the automatic detection of explosives in checked baggage. The Explosive Trace Detection (ETD) market segment includes machines used in airports to detect vapors and residues of explosives on luggage and parcels. The X-Ray Inspection market consists of various types of technologies used in the inspection of aircraft carry-on and check-in baggage, as well as cargo and freight. Areas of use for X-Ray Inspection Equipment include airports, corporate buildings, cruise ships, currency printers, customs, embassies, entertainment, government buildings, hazardous materials, jails, mail rooms, schools and transportation.

Substantially all purchases of EDS products used in U.S. airports are made by the Transportation Security Administration (TSA), an organization overseen by the Office of Homeland Security. Homeland Security’s current certification standards require that EDS products have the ability to automatically screen baggage for explosives with a high rate of detection and with a low rate of false alarms.

Following the terrorist attacks on September 11, 2001, President Bush signed into law the Transportation Security Act, which mandates 100% EDS screening of checked baggage at U.S. commercial airports by the end of 2002.

The FAA has estimated that in calendar year 2000, airline passengers checked 900 million to one billion pieces of baggage in the U.S., with significantly less than 10% of this baggage being screened by EDS machines. The task of 100% screening of checked baggage in the U.S. will require a significant increase in the number of EDS machines used in U.S. airports. Before a Senate Appropriations hearing in early May 2002, U.S. Department of Transportation Secretary Norman Mineta announced that meeting the Transportation Security Act’s requirements would necessitate the purchase of 1,100 new EDS machines and 4,700 new explosive trace detection (ETD) machines.

In addition to the newly created demand in the U.S., there has also been an increased focus on aviation security outside the U.S. For example, the European Civil Aviation Conference, or ECAC, has mandated the end of 2002 as the deadline for all European airports to be equipped to screen checked baggage.

Two companies, InVision Technologies and L3 Communications, are currently the only FAA-certified equipment manufacturers for EDS equipment, and we are the preferred supplier of high voltage power supplies to both of them. In addition to serving the EDS market, we have built prototype products for both the ETD and X-Ray Baggage Inspection markets.

Medical Applications–Our high voltage power supplies deliver precisely regulated output power while operating over a very wide range of temperatures, altitudes, humidity, shock and vibration conditions. We have designed power supplies that deliver power over a range from several watts up to 60 kilowatts with output voltage ranging from hundreds of volts up to several hundred thousand volts. Operating frequencies range from 60 hertz up to 100 kilohertz. These subsystems are used in CAT scans, magnetic resonance imaging (MRI), bone densitometry, radiography, blood analysis, laser surgery, nuclear medicine and positron emission tomography (PET) scanning.

Military Applications–Through our relationships with many of the U.S. Government’s top defense suppliers such as Raytheon, Boeing, Lockheed Martin and Northrop Grumman, we supply high voltage subsystems and electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics.

Industrial Applications–Our high voltage power subsystems are used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories. Some industrial applications using high voltage subsystems include sequencing DNA, molecular analysis, printed circuit board inspection, structural inspection, food and mail sterilization and ion implantation in semiconductor capital equipment.

Marketing, Sales and Distribution: We market our Power Conversion Group products through in-house sales personnel, independent sales representatives in the U.S. and international agents in Europe, Asia, the Middle East, Canada, Australia and South Africa. Sales representatives are compensated primarily on a commission basis; the international agents are compensated either on a commission basis or act as independent distributors. Our marketing efforts emphasize our ability to custom engineer products to optimal performance specifications. We emphasize team selling where our sales representatives, engineers and management personnel all work together to market our products. We also market our products through catalogs and trade journals and participation in industry shows.

Our Power Conversion Group is not dependent on any one customer for more than ten percent of its revenues for fiscal year 2002.

Competition: Our Power Conversion Group competes primarily with a few (less than 10) small, privately owned suppliers of high voltage power supplies, electronic systems and components. Excluding the original equipment manufacturers that manufacture their own components, based on market intelligence we have gathered, we believe that we are among the top two in market share supplying these products.

The markets for these products are highly competitive and subject to technological change and evolving industry requirements and standards. We believe that these trends will continue into the foreseeable future. Some of our current and potential competitors have substantially greater financial, marketing and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Although we believe that our products are more cost-effective than those of our primary competitors, certain competing products may have other advantages which may limit our market. There can be no assurance that continuing improvements in current or new products will not make them technically equivalent or superior to our products in addition to providing cost or other advantages. There can be no assurance that our current products, products under development or our ability to introduce new products will enable us to compete effectively.

Product Development: We have an ongoing research and development program in the Power Conversion Group. Our technical and scientific employees are generally employed in engineering departments at our business units, and split their time, depending on business mix and their own technical background, between supporting existing production and development and research efforts for new product variations or new customer specifications. We develop certain new products as standard products for the industry at large after we have evaluated their potential. These products include standardized high voltage, high frequency rack mounted power supplies and associated modules for use as precision test equipment by industrial laboratories, universities and research facilities. Research and development spending for the Power Conversion Group was $1.5 million, $1.3 million and $2.1 million in fiscal years 2002, 2001 and 2000, respectively.

Government Regulation: We are subject to various U.S. government guidelines and regulations relating to the qualification of our non-medical products for inclusion in Government Qualified Product Lists in order to be eligible to receive purchase orders from a government agency or for inclusion of a product in a system which will ultimately be used by a governmental agency. We have had many years of experience in designing, testing and qualifying our products for sale to governmental agencies. Certain government contracts are subject to cancellation rights. We have experienced no material termination of any government contract and are not aware of any pending terminations of government contracts.

In March 2002, RFI Corporation, our Electronic Systems and Components subsidiary, was served a subpoena in connection with an investigation by the Department of Defense. See Item 3 “Legal Proceedings.”

The following descriptions apply to both of our operating segments.

MANUFACTURING

All of the raw materials we use in the manufacture of our products are purchased from various suppliers and are available from numerous sources. No single supplier accounts for a significant percentage of our raw material requirements. We have not encountered any difficulty in obtaining such supplies and believe that if any current source of supply for a particular material or component became unavailable, alternate sources of supply would be available at comparable prices and delivery schedules.

We have not experienced in Fiscal 2002, and do not anticipate, any material expenditures in connection with our compliance with Federal, state or local environmental laws or regulations.

BACKLOG

Our backlog at August 3, 2002 was approximately $32 million. Substantially all of the backlog should result in shipments within the next 12 months. Backlog at July 28, 2001 was approximately $34 million. The decline in backlog was principally in our Power Conversion Group as a result of a change in our method of recording blanket purchase orders. In the past, we had included the entire blanket purchase order in backlog. In order to better plan for unexpected changes in certain blanket purchase orders, we now only record releases against purchase orders of this nature. This change in methodology reduced backlog by approximately $3 million.

TRADEMARKS AND PATENTS

Our trademark properties contribute to our marketing position. To safeguard these properties, we maintain trademark registrations in the U.S. and in significant international markets for its products. We do not consider that our business is materially dependent on patent protection.

EMPLOYEES

As of August 3, 2002, we had approximately 540 employees. We believe that our employee relations are good. None of our approximately 400 U.S. based employees are represented by a labor union.

ITEM 2.    PROPERTIES

The following is a list of the Company’s principal properties, classified by segment and subsidiary:

	Location	Approx. Floor Area in Sq. Ft.	Principal Uses	Owned/Leased (Expiration Date if Leased)
Del Medical Systems Group:
Del Medical Imaging Corp.	Franklin Park, IL	68,000	Design and manufacturing	Leased (2005)

Villa Sistemi Medicali S.p.A.	Milan, Italy	67,000	Design and manufacturing	Leased (2011)	(1)

Del Power Conversion Group:
Corporate and Del High Voltage division	Valhalla, NY	44,000	Corporate headquarters, design and manufacturing	Leased (2006)

RFI Corporation	Bayshore, NY	55,000	Design and manufacturing	Owned

Bertan	Hicksville, NY	38,000	Design and manufacturing	Leased (2004)	(2)

(1)	We have the option to purchase this property at the conclusion of this lease.

(2)	As previously announced, we intend to close this facility and move its production to the Valhalla plant.

We believe that our current facilities are sufficient for our present requirements. Our U.S. credit facility with Transamerica Business Capital Corporation is secured by a mortgage on RFI’s property.

ITEM 3.    LEGAL PROCEEDINGS

Securities and Exchange Commission (“SEC”) Investigation–On December 11, 2000, the Division of Enforcement of the SEC issued a formal Order Directing Private Investigation, designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company’s previously issued financial statements. The Company has provided numerous documents to and continues to cooperate fully with the SEC Staff.

We have reached an agreement in principle with the Staff of the SEC to settle the SEC’s claims against us for a settlement that will include a penalty of up to $400,000, and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities laws. The proposed settlement may be subject to, among other things, any further restatement of our historical financial statements or other material adjustments. However, we are not aware of any restatements required with respect to the financial statements filed with this Form 10-K. In addition, the proposed settlement will require, approval by the Commission and by the Court. We can give no assurance this settlement will be approved by either the Commission or the Court.

Although the Company has not reached a binding agreement with the SEC on this settlement, management believes that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company has recorded a charge in the fourth quarter of fiscal 2002 related to this agreement in principle with the SEC Staff, plus associated legal costs.

Class Action Litigation–A consolidated class action complaint against the Company, certain of its former officers and certain of our current and former directors and its auditors was filed on February 16, 2001 in the U.S. District Court for the Southern District of New York by certain of our shareholders. The complaint alleged violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Company’s common stock during the class period November 6, 1997, to November 6, 2000. The complaint sought rescission of the purchase of shares of the Company’s Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney’s fees.

On July 26, 2001, the Company and certain other defendants reached an agreement in principle to settle the complaint. Under the terms of the settlement, the Company provided the plaintiffs: (i) a $2 million subordinated note due five years from the date of issuance with interest in arrears accrued at 6% per annum; (ii) 2.5 million shares of the Company’s Common Stock; and, (iii) 1 million warrants to purchase the Company’s Common Stock at $2 per share. The Warrants are callable by the Company at $0.25 per share if the Company’s stock trades at a price in excess of $4 for 10 days or more. This settlement was approved by the U.S. District Court for the Southern District of New York on January 29, 2002. It will be necessary for us to register the common stock underlying these warrants before we can allow for the exercise of these warrants.

Management of the Company believes the terms of the agreement in principle provided a reasonable basis to estimate the value of the Company’s portion of the settlement as of July 28, 2001, and, accordingly, recorded a charge of $9,759,000 in fiscal year 2001. This amount was calculated using a discount factor of 12% to present value the subordinated note, the per share price of $1.50 that was the closing price of the Company’s stock in the over the counter market on July 28, 2001, and an option pricing model to value the warrants. Also included in the charge were legal and other specialized fees paid through July 2001 of $3,572,000 and an accrual for legal and related fees incurred in fiscal year 2002 of $821,000.

When the Court approved the class action settlement on January 29, 2002, and opportunities for appeal expired on March 21, 2002, all uncertainty regarding the final value of the securities issued by the Company in the settlement had been eliminated. Therefore, in the third quarter of fiscal year 2002, the Company recognized an additional charge related to the increase in the value of securities issued. This additional charge was approximately $7,050,000.

Department of Defense Investigation–On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the U.S. Attorney Eastern District of New York in connection with an investigation by the U.S. Department of Defense (“DOD”). RFI supplies noise suppression filters for communications and defense applications. The Company is fully cooperating with this investigation, and has retained special counsel to represent the Company on this matter. Management of the Company cannot predict the duration of such investigation or its potential outcome.

Litigation Related to Former Chief Executive Officer–In the third quarter of fiscal 2001, the employment of the former CEO of the Company was terminated. In February 2002, the Company filed a lawsuit against the former CEO of the Company in the U.S. District Court, Southern District of New York, seeking damages in excess of $15 million, alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement.

The former CEO of the Company has answered the Company’s complaint and has counterclaimed for damages based on the termination of his employment by the Company, pursuant to his then current employment agreement. The former CEO also brought third party claims against certain directors and officers, which were dismissed on October 18, 2002. The former CEO is seeking damages in excess of $500,000. The Company intends to pursue vigorously its claims against the former CEO and believes it has meritorious defenses to his counterclaim. However, due to the former CEO’s financial condition and competing claims and/or fines and penalties that may be imposed, there can be no assurance that we will ever recover any damages from the former CEO.

Other Legal Matters–The Company is a defendant in several other legal actions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was suspended from trading on the Nasdaq National Market on December 19, 2000 because we had not filed an annual report for the year ended July 29, 2000 within the SEC’s prescribed time period. Following such suspension, the Nasdaq National Market delisted our common stock. Our common stock has been traded in the “pink sheets,” or over-the-counter market. The “pink sheets” is an over-the-counter market which provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market.

The following table shows the high and low closing sales prices per share of common stock for the past eight quarters, as reported by Nasdaq National Market through December 19, 2000 and over the counter starting December 20, 2000 (second quarter of fiscal year ended July 31, 2001). The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

	Year Ended August 3, 2002			Year Ended July 28, 2001
	High	Low		High		Low
First Quarter	$3.00	$1.12	5	$9.81	2	$8.31	2
Second Quarter	4.35	2.50		8.62	5	0.56	3
Third Quarter	3.45	1.50		3.00		1.00
Fourth Quarter	4.25	2.00		2.25		1.00

The number of holders of record of our Common Stock $0.10 par value as of August 3, 2002 was 4,647.

We have not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983. The payment of dividends is prohibited under our U.S. credit facility with Transamerica Business Capital Corporation.

The following table summarizes the securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders:
Stock Option Plan	1,990,055	$3.45	253,160
Equity compensation plans not approved by security holders:
Warrants issued in connection with the acquisition of Villa (2)	50,000	$7.94	None
Warrants granted for services rendered (3)	15,000	$7.69	None
Warrants issued in settlement of class action lawsuit (4)	1,000,000	$2.00	Not applicable

(1)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	These warrants were granted to the former majority shareholder of Villa Sistemi Medicali S.p.A. (“Villa”) in connection with the acquisition of Villa in December 1999. They expire in December 2005.

(3)	These warrants were granted to consultants for services rendered in 1999. They expire in October 2004.

(4)	Pursuant to our class action settlement with our shareholders, we issued 2.5 million shares of our common stock and one million warrants to purchase our common stock at $2.00 per share. The issuance of these securities was pursuant to a court order issued in connection with the settlement of the class action lawsuit and therefore was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a) (10) thereof. These warrants expire in March 2008.

ITEM 6.    SELECTED FINANCIAL DATA

The selected income statement data presented for the fiscal years ended August 3, 2002, July 28, 2001 and July 29, 2000 and the balance sheet data as of August 3, 2002 and July 28, 2001 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The financial statement data for the balance sheet as of July 29, 2000 was derived from audited financial statements not included herein. This selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Fiscal Years Ended

	August 3, 2002(1)	July 28 2001(2)	July 29, 2000(3)

Income Statement Data:
Net sales	$98,132	$92,955	$79,590
Gross margin	19,579	18,864	14,702

Selling, general and administrative	21,697	17,253	15,313
Research and development	2,919	2,876	4,388
Litigation settlement costs	7,713	9,759	—
Facilities reorganization costs	1,292	822	—
Operating loss	(14,042)	(11,846)	(4,999)

Minority interest	197	379	(77)

Net loss	(12,012)	(8,521)	(3,638)

Net loss per basic and diluted share:	$(1.38)	$(1.09)	$(0.47)

Balance Sheet Data:
Working capital	$18,938	$22,269	$27,331
Total assets	77,697	81,658	82,805
Long-term debt	6,724	6,222	5,953
Shareholders’ equity	37,141	41,791	46,062

(1)	Fiscal 2002 includes $1,292 in Facilities reorganization costs, which were principally related to the closing of the Hicksville, New York facility. (See Note 11 in Notes to Consolidated Financial Statements). Fiscal 2002 also includes $7,713 in Litigation settlement costs, principally for finalization of the settlement of the class action suit and the agreement in principle to settle the SEC investigation. (See Item 3, “Legal Proceedings”).

(2)	During fiscal 2001, the Company recorded $9,759 in Litigation settlement costs related to a class action lawsuit. (See Item 3, “Legal Proceedings”). During fiscal 2001, the Company also decided to close two facilities and recorded a restructuring charge of $822. (See Note 11 in Notes to Consolidated Financial Statements).

(3)	In December 1999, the Company acquired Villa Sistemi Medicali S.p.A. (see Note 13 in Notes to Consolidated Financial Statements.)

NOTE: This table only includes three years of financial statement data, not the required five years. See Item 7, Management’s Discussion and Analysis under “Risk Factors” for further discussion.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Del Global Technologies Corp. is a leader in developing, manufacturing and marketing medical imaging equipment and power conversion subsystems and components worldwide. Our products include stationary and portable medical diagnostic imaging equipment, high voltage power systems and electronic systems and components such as electronic filter, transformers and capacitors. Operating businesses that we report as segments include our Medical Systems Group and our Power Conversion Group.

Our main businesses continue to compete vigorously and we continue to enjoy solid relationships with our customers. We expect that the withdrawal of a major medical systems group competitor to contribute to increased orders and sales for our Medical Imaging Group. Our Power Conversion Group has been selected as a supplier of high voltage power systems by the two FAA qualified manufacturers of Explosive Detection Systems (“EDS”) for checked baggage.

Critical Accounting Policies

Significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements. We have identified the accounting for deferred tax assets and the allowance for obsolete and excess inventory as being the critical accounting policies due to the significant amount of estimates involved.

The Company accounts for deferred taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby the Company recognizes an asset related to the Company’s net operating losses. The Company anticipates that this asset will be utilized against future operating profits; however, the Company can make no assurances that it will generate profits in the future. This deferred tax asset represents approximately 22% of the total assets of the Company. See “Risk Factors - The valuation of our deferred tax assets and the recognition of tax benefits in each period assumes future taxable income and profitability.”

Another significant estimate is our allowance for obsolete and excess inventory. We re-evaluate our allowance for obsolete inventory generally once a quarter, and this allowance comprises the most significant portion of our inventory reserves. The re-evaluation of reserves is based on a written policy, which requires at a minimum that reserves be established based on our analysis of historical actual usage on a part-by-part basis. In addition, if management learns of specific obsolescence in addition to this minimum formula, these additional reserves will be recognized as well. Specific obsolescence might arise due to a technological or market change, or based on cancellation of an order. As we typically do not purchase inventory substantially in advance of production requirements, we do not expect cancellation of an order to be a material risk. However, market or technology changes can and do happen.

RISK FACTORS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

In addition to other information in this Annual Report on Form 10-K, you should carefully consider the following risk factors in evaluating us and our business because such factors currently have or may have a significant impact on our business, operating results or financial condition. This Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K. When included in this Form 10-K, the words “will,” “should,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions, among others, identify forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended. Although we believe these forward-looking statements are based upon reasonable assumptions, these may not prove to be correct. Such risks and uncertainties include, among others, those described below under “Risk Factors”, many of which are beyond our control. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. We urge you, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC.

RISKS RELATED TO THE COMPANY’S PAST FAILURE TO COMPLY WITH THE UNITED STATES SECURITIES LAWS AND OTHER INVESTIGATIONS AND LITIGATION

A failure to settle our ongoing SEC enforcement action could have a negative impact on our business.

On December 11, 2000, the Division of Enforcement of the SEC issued a Formal Order Directing Private Investigation, designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate our previously issued financial statements, specifically for the fiscal years 1997 through the third quarter of fiscal year 2000.

We have reached an agreement in principle with the Staff of the SEC to settle the SEC’s claims against us for a settlement that will include a penalty of up to $400,000, and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities laws. The proposed settlement may be subject to, among other things, any future restatement of historical financial statements for the Company, or other material adjustments. However, management is not aware of any restatements or adjustments required with respect to financial statements filed with this Form 10-K. In addition, the proposed settlement will require approval by the Commission and by the Court. We can give no assurance that this proposed settlement will be approved by either the Commission or the Court.

Although the Company has not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principal is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company has recorded a charge in the fourth quarter of fiscal 2002 related to this agreement in principle with the SEC Staff, plus associated legal costs.

We have not filed certain financial statements with the SEC which could result in a failure to be listed on a national stock exchange, a failure to be able to register our securities with the SEC and a failure to reach a final settlement in our SEC enforcement action.

We have determined that the financial statements that we filed for fiscal years 1997, 1998 and 1999, as well as the financial statements filed in the first three quarters of fiscal year 2000, are incorrect and should no longer be relied upon. The fiscal year 2000 financial statements included herein are the first time we have issued a Statement of Operations and a Statement of Cash Flows for the fiscal year 2000. We have not filed, and do not plan to file, a Form 10-K for fiscal year 2001 and fiscal year 2000, respectively. We filed audited financial statements for fiscal year 2001 on a Form 8-K dated April 9, 2002.

Although we have prepared draft Statements of Operations for fiscal years 1999 and 1998, we have not published them. These statements are not in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”), because they still have substantial one time charges recorded in fiscal 1999. We have concluded that a portion of these one-time charges most likely belong in fiscal 1998 or 1997. For certain of these one-time items, we were not able to determine the appropriate allocation of these charges in the Statements of Operations for fiscal years 1997, 1998 or 1999. Due to the quality of our records during fiscal 1997 through 1999, and due to the fact that new management has terminated essentially all of the financial and general management personnel employed by us at that time, it is not possible to prepare Statements of Operations for fiscal years 1999 and 1998 on a basis consistent with GAAP. These Statements of Operations for fiscal years 1999 and 1998 would be necessary for us to file a Form 10-K for fiscal years 2001 and 2000.

As a result, in the Selected Financial Data (Item 6), only three years of financial data, encompassing fiscal years 2002, 2001 and 2000, is included. As such, Item 6 is not fully compliant with Regulation S-K Item 301, which requires 5 years of financial data. We plan to discuss these issues with the SEC and attempt to seek a waiver of certain financial reporting obligations, but are not able to tell at this time whether our waiver request will be granted. If the waiver we request is not granted, our securities may be prohibited from being listed on a national securities exchange and we may not be able to register any securities with the SEC until such time as we are able to prepare a five year Selected Financial Data table that complies with applicable SEC requirements. In addition, we may not be able to settle the SEC enforcement action pending against us.

Our common stock is suspended from trading on the NASDAQ National Market and we cannot predict when or if ever it will be listed on any national securities exchange.

Our common stock was suspended from trading on the Nasdaq National Market in December 2000. Following such suspension and a hearing before a Nasdaq Listing Qualifications Panel, the NASDAQ de-listed our common stock. Current pricing information on our common stock has been available in the “pink sheets” published by National Quotation Bureau, LLC. The “pink sheets” is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely in the “pink sheets” may be difficult to obtain, and stockholders may find it difficult to resell their shares. Until we are current with our SEC filings, or get appropriate relief pertaining to Selected Financial Data (see Risk Factor described above), we are effectively unable to apply for a new listing for our common stock or other securities with a national securities exchange or NASDAQ. In addition, in order to be re-listed, we will need to meet certain requirements regarding independent directors. There can be no assurance that we will be able to attract the number of independent directors necessary to meet such listing requirements, which we currently do not satisfy.

The Department of Defense is investigating part of our Power Conversion Group business, which could result in loss of business.

On March 8, 2002, our subsidiary, RFI Corporation, part of our Power Conversion Group segment, was served with a subpoena by the U.S. Attorney Eastern District of New York in connection with an investigation by the U.S. Department of Defense (“DOD”). RFI supplies noise suppression filters for communications and defense applications. This business accounted for approximately $12 million of our revenues in fiscal 2002.

The DOD investigation led us to undertake our own internal investigation. Among other outcomes, our investigation resulted in a complete reengineering of RFI’s quality control practices and replacement of several personnel. This reengineering effort resulted in lower Gross margins for this business in the fourth quarter of fiscal 2002. We expect that Gross margins for this business will continue to be weak through the first half of fiscal 2003 as these new quality control procedures are implemented, and new personnel take on their new responsibilities.

As an additional outcome from this internal investigation, we recognized a non cash charge of approximately $297,000 in the fourth quarter of fiscal 2002 to write off certain inventory that did not meet all relevant DOD specifications, and is not likely to be able to be reworked. Other than this inventory charge, and ongoing legal costs, no other costs have been recorded in relation to the DOD investigation, because we cannot predict the duration of such investigation or its potential outcome.

In addition to these cost considerations, if the DOD were to find that RFI’s new procedures were inadequate, we might be taken off certain government approved lists which would have a material adverse affect on our business.

We may never recover any amounts from our former CEO.

In the third quarter of fiscal 2001, we terminated the employment of our former CEO. In February 2002, we filed a lawsuit against him in the U.S. District Court for the Southern District of New York seeking damages in excess of $15 million, alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement.

The former CEO answered our complaint and counterclaimed for damages based on the termination of his employment by us, pursuant to his then current employment agreement and brought third party claims against certain directors and officers. These third party claims by the former CEO were dismissed on October 18, 2002. The former CEO is seeking damages in excess of $500,000. However, there can be no assurance that we will be successful in our claims against our former CEO, or even if we are successful, due to the former CEO’s financial condition and competing claims and/or fines and penalties that may be imposed, there can be no assurance that we will ever recover any damages from the former CEO.

Recent events may cause loss of existing and potential customers and suppliers.

We have received inquiries from some of our customers and suppliers relating to our previously disclosed accounting irregularities and litigation arising out of such irregularities. As a consequence, our relationships with existing customers and suppliers may be strained. In addition, our ability to develop potential customers or suppliers to maintain and grow our business may be adversely affected.

RISK FACTORS RELATED TO OUR BUSINESS

The valuation of our deferred tax assets and the recognition of tax benefits in each period assumes future taxable income and profitability.

During fiscal years 2000 through 2002, we recognized substantial pre-tax losses.

Some of these pre-tax losses result in a short-term tax benefit, in that those losses are also tax deductible losses, and enabled us to claim a refund for taxes previously paid, which we recognize on our Balance Sheet as Income tax receivable. As of September 30, 2002, we have received a substantial portion of the Income tax receivable recognized on our Balance Sheet.

In addition to the short term benefit that we recognize as Income tax receivable, our Net Operating losses for tax purposes give rise to “Deferred tax assets,” which represent the monetary value of future utilization of tax loss carry forwards to reduce income taxes.

One critical element in the valuation of deferred tax assets is management’s expectations about our future profitability. If we have tax loss carryforwards, but we did not expect to have taxable income in the future, we would value our deferred tax assets at a lower amount (possibly zero) because those tax loss carry forwards could expire before they can be used.

Although our expectations are that in the future we will have adequate taxable income to absorb these tax loss carry forwards, this situation could change in the future if the profitability of our U.S. business was less than what we expected.

We have replaced virtually all of our management team.

We terminated 28 of our former senior management personnel as a result of the claims made against them by the SEC and our shareholders. Consequently, Samuel Park has served as our CEO only since May 2001 and Thomas Gilboy has served as our CFO only since March 2001. Many key responsibilities have been assigned to these two individuals and we are very dependent on them. It has been challenging for Mr. Park and Mr. Gilboy to quickly understand and develop and successfully implement effective strategies for our business. Additionally, the loss of the services of these two individuals could also have a material adverse effect on our operations. We have an employment agreement with Mr. Park through April 2004, but Mr. Gilboy does not have an employment agreement. We do not maintain “key person” life insurance on any of our employees. As a result we are not insured against any losses resulting from the death of our key employees.

We may not be able to meet our financial covenants under our credit facility.

We breached certain of our fourth quarter fiscal 2002 financial covenants contained in our Loan and Security agreement dated June 10, 2002 with Transamerica Business Capital Corporation (“Transamerica”). On November 1, 2002, we received a waiver of such defaults from Transamerica and amended certain other provisions of the credit facility. In exchange for such waiver, we agreed, among other things, to decrease the amount available for borrowing under the credit facility by $1.5 million until we are in compliance with the existing covenants, or the covenants are revised based upon a revised business plan and further negotiations between us and Transamerica regarding new covenants. There can be no assurance that we will be able to agree on new financial covenants, or once having agreed to them we will not face a similar problem in the future.

Payments required under certain change of control agreements with our key executives could unduly burden our company

We have entered into agreements with our executive officers providing for substantial severance payments to such executives in connection with certain changes of control of our company. While we believe these agreements are important to ensure the continued dedication of our key employees, the large payments required pursuant to these change in control agreements could unduly burden our company or serve as a barrier to a potential acquirer. This, in turn, could limit the ability of our shareholders to sell their shares at a favorable price.

There is a risk that our insurance will not be sufficient to protect us from product liability claims, or that in the future product liability insurance will not be available to us at a reasonable cost, if at all.

Our business involves the risk of product liability claims inherent to the medical device business. We maintain product liability insurance subject to certain deductibles and exclusions. There is a risk that our insurance will not be sufficient to protect us from product liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all. An underinsured or uninsured claim could harm our operating results or financial condition.

Our business is based on technology that is not protected by patent or other rights.

The technology and designs underlying our products are not protected by material patent or other proprietary rights. Our future success is dependent primarily on unpatented trade secrets and on the innovative skills, technological expertise and management abilities of our employees rather than on the protection afforded by patent and copyright law. Because we do not have material proprietary rights in our products, our technology may not preclude or inhibit competitors from entering into the medical imaging or power conversion markets.

In addition, there are relatively low barriers to entry in our business. We anticipate that we can continue to compete successfully by relying on our infrastructure and existing marketing strategies and techniques, systems and procedures, by adding additional products and services in the future, by periodic revision of our methods of doing business and by continuing our expansion into other markets where we believe there is an overall lower level of competition.

We must conduct our business operations without infringing on the proprietary rights of third parties.

Although we believe our products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against us in the future or that, if asserted, any infringement claim will be successfully defended. A successful claim against us could adversely affect our business, financial condition and results of operations.

Risks associated with hazardous materials and products.

Our research and development involves the controlled use of hazardous materials, such as toxic and carcinogenic chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of this type of accident, we could be held liable for any resulting damages, and any such liability could be extensive. We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.

Our business could be harmed if our products contain undetected errors or defects or do not meet customer specifications.

We are continuously developing new products and improving our existing products. Newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite our internal testing and testing by our customers, any of our products contains errors or defects or any of our products fails to meet customer specifications, we may be required to recall these products. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. In addition, any significant reliability problems could result in adverse customer reaction and negative publicity and could harm our business and prospects.

We may not be able to compete successfully.

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, general purchasing organizations and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry.

Our delay or inability to obtain any necessary U.S. or foreign regulatory clearances or approvals for our products could harm our business and prospects.

Our medical imaging products are medical devices that are the subject of a high level of regulatory oversight. Our delay or inability to obtain any necessary U.S. or foreign regulatory approvals for our products could harm our business and prospects. The process of obtaining clearances and approvals can be costly and time-consuming. There is a risk that any approvals or clearances, once obtained, may be withdrawn or modified. Medical devices cannot be marketed in the U.S. without clearance or approval by the FDA. Medical devices sold in the U.S. must also be manufactured in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Moreover, medical devices are required to comply with FDA regulations relating to investigational research and labeling. States may also regulate the manufacture, sale and use of medical devices, particularly those that employ X-ray technology. Our products are also subject to approval and regulation by foreign regulatory and safety agencies.

The seasonality of our revenue may adversely impact the market prices for our shares.

Our revenue is typically lower during the first quarter of each fiscal year due to the shut-down of operations in our Milan and Bayshore facilities for part of August each year. This seasonality causes our operating results to vary from quarter to quarter and these fluctuations could adversely affect the market price of our common stock.

RESULTS OF OPERATIONS

2002 Compared to 2001

Net sales for fiscal year 2002 were $98.1 million, as compared to $93.0 million for fiscal year 2001. Our Medical Systems Group’s net sales to external customers increased by approximately $8.1 million, primarily as a result of delivery on a major contract in Eastern Europe.

Our Power Conversion Group’s net sales to external customers declined $2.9 million from fiscal year 2001 to fiscal year 2002. Within the Power Conversion Group, the Electronic Systems and Components Division (our RFI subsidiary) achieved a modest increase in sales of approximately $500,000 across a broad range of customers and products. The $3.4 million decline in sales in fiscal year 2002 in our High Voltage Power division was caused principally by a shift of our portable X-Ray product line from our Deer Park, New York facility (which had been included in the Power Conversion Group) to our Medical Systems facility in Franklin Park, Illinois. In addition, we experienced a decline in the sales of standard catalogue products, and a decline of sales in the semiconductor capital equipment markets. These declines in sales were offset by increases in sales of “contract manufactured” power supplies that we provided to major OEMs, where typically margins are lower. This shift in product mix (as well as the decline in volume, and the negative effects of operating leverage) contributed to the decline in margins in this segment noted below.

Gross margins for fiscal year 2002 versus fiscal year 2001 declined slightly from 20.3% to 20.0%. Gross margins at the Medical Systems Group increased from approximately 20% to approximately 23%. Most of the improvement in margins in our Medical Systems was achieved at the U.S. operations, due to improved pricing.

We experienced a 4.4% decline in the gross margin for the Power Conversion Group, representing a loss in income of approximately $1.9 million. (Estimated as the 4.4% decline in Gross margin percentage times the $43.5 million sales in the DPCG segment in fiscal 2002). More than half of this decline in Gross margin occurred at our Electronic Systems and Components Division (our RFI subsidiary). In March of 2002, RFI Corporation was served with a subpoena by the U.S. Attorney Eastern District of New York in connection with an investigation by the U.S. Department of Defense (“DOD”).

The DOD investigation led us to undertake our own internal examination of that business, and we began to completely reengineer RFI’s quality control practices, which short term resulted in lower Gross margins for this business in the fourth quarter of fiscal 2002. We expect that Gross margins for this business will continue to be weak through the first half of Fiscal 2003 as these new quality control procedures are implemented.

As a result of our examination of RFI’s quality control practices, we also recognized a non cash charge of approximately $297,000 to write off certain inventory we determined did not meet all relevant DOD specifications. Other than this inventory charge, and ongoing legal costs, no other costs have been recorded in relation to the DOD investigation, as we cannot estimate the potential outcome of the investigation at this time.

The remainder of the decline in the Power Conversion Group’s Gross margins in fiscal 2002 is due to our High Voltage Power Division for the following reasons:

1.	Reorganization of Facilities–We recorded a provision of $770,000 for closure costs in fiscal 2001 when we made the announcement to close our Deer Park facility. As expected, though, we experienced some inefficiencies in the completion of the closure of this facility in the first and second quarters of fiscal year 2002, and recognized those inefficiencies as current costs.

2.	Unfavorable Product Mix Change–In fiscal 2002, we experienced a decline in the sales of standard catalogue products, and a decline of sales to the semiconductor capital equipment markets. These declines in sales were offset by increases in sales of “contract manufactured” power supplies that we provided to major OEMs, where typically margins are lower.

3.	Decline in Sales–A decline in sales overall leads to lower Gross margins. (While material costs generally maintain the same relation to sales volume, other overhead costs are generally fixed in nature and, as volume declines, fixed costs do not generally decline as rapidly as the sales volume.)

Research and development expenses were $2.9 million in fiscal year 2002 as compared to $2.9 million in the prior fiscal year, with small declines in both the Medical Systems and a small increase in our Power Conversion Group. In our US Medical Systems operations, we reduced headcount in our Engineering and development department. In our High Voltage Power Division in fiscal 2002, we increased spending in connection with certain power supply technology we are developing for radiation oncology systems.

Selling, general and administrative expenses were $21.7 million in fiscal year 2002 as compared to $17.3 million in fiscal 2001. The increase is due primarily to increased audit and other accounting fees of approximately $2.5 million, increased legal fees (other than those included in litigation settlement costs) of approximately $500,000, and increased consulting fees associated with organizational development, strategic planning and management information systems of approximately $1.2 million.

Our corporate general and administrative expenses are generally recorded in the Power Conversion Group and certain of these costs are allocated to our divisions. While certain of our corporate general and administrative expenses are allocated to the Medical Systems segment, the methodology used for this allocation results in a much lower pro rata share being allocated to the Villa division in Italy. The Villa division represents approximately 55% of the Medical Systems segment. This allocation methodology, combined with the unusually high general and administrative expenses incurred by us in the last two years (which expenses are not allocated to the divisions), results in the selling, general and administrative expenses for the Medical Systems Group being proportionately lower than the Power Conversion Group.

The following comments relate to the line item on our Statement of Operations described as “Litigation Settlement Costs”:

1.	As a result of obtaining the final court approval of the class action settlement agreement, we recognized a non-cash charge of $7.05 million in the third quarter of fiscal year 2002 attributable to the final valuation of the shares and warrants issued in the settlement. These shares and warrants were originally valued at $4.4 million in July 2001 pending final court approval, but as of the settlement date on January 29, 2002, were revalued upwards by $7.05 million for a total of $11.5 million. When we recorded these non-cash charges in the third quarter, we also recognized approximately $200,000 of related legal costs. These costs were offset by a recovery from insurance of $258,000, attributable to legal costs from the class action litigation since its inception, recognized in the first quarter of fiscal 2002.

2.	In the first quarter of fiscal 2003, we announced an agreement in principle with the Staff of the SEC to settle the SEC’s investigation of financial statements issued by Del’s previous management. The proposed settlement will include a penalty of up to $400,000, and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The settlement may be subject to, amongst other things, any future restatement of our historical financial statements or other material adjustments. However, we are not aware of any restatements or adjustments required with respect to financial statements filed with this Form 10-K. In addition, the proposal settlement will require approval by the Commission and by the Court. There can be no assurance this proposed settlement will be approved by either the Commission or the Court. Although we have not reached a binding agreement with the SEC on this settlement proposal, we believe that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, we recorded a charge of $685,000 in the fourth quarter of fiscal 2002 related to this agreement in principle with the SEC Staff, which includes associated legal costs.

In July 2002, we announced the closure of our Hicksville, New York, facility, which will occur during fiscal year 2003. As a result of this closure, we have accrued for various facilities reorganization costs of $1.3 million in fiscal year 2002, including severance pay and future lease costs. We have determined that we will recognize some facilities reorganization costs in the first and second quarters of fiscal year 2003 as we finish the closure of the Hicksville facility. During the previous year, we announced the closure of our Deer Park, New York facility and accrued approximately $770,000 as a result. In addition, in fiscal 2001 we recorded a charge of approximately $50,000 for the closure of a small Medical Systems Group facility.

Net interest expense was $1.2 million in fiscal year 2002. Interest income was $449,000 in fiscal year 2002, as compared to $164,000 in the prior year. This increase was primarily a result of interest earned on income tax refunds. Gross interest expense was $1.6 million in fiscal year 2002 as compared to $1.5 million in fiscal year 2001. We replaced our line of credit agreement in June 2002. Until that time, our prior line of credit had been in default and we paid additional penalty interest charges on the outstanding balances due to this default.

Income tax benefit as a percent of pre-tax losses for fiscal year 2002 was approximately 22%, as compared to 38% for fiscal year 2001. The decrease in tax benefit was due to, among other things, the impact of the completion of an audit by the Internal Revenue Service for tax returns in 1997 through 1999. In addition, the tax benefit recognized by us was reduced by the loss of Foreign Sales Corporation tax benefits.

The Net loss for fiscal year 2002 was $12.0 million, as compared to $8.5 million in the prior year. The increased loss is primarily due to the higher audit, accounting and consulting fees incurred during fiscal year 2002 and a decrease in income tax benefits, offset by a higher gross margin from increased sales, and a reduction in litigation settlement costs.

Basic and diluted loss per share for fiscal year 2002 was $1.38 as compared to a loss per share in fiscal 2001 of $1.09. The weighted average number of common shares outstanding was 8,680,848 for fiscal year 2002, as compared to 7,847,515 in the prior year. The increase in the weighted average number of shares outstanding is a result of the issuance of shares in May 2002 in connection with the settlement of the class action lawsuit.

2001 Compared to 2000

Net sales for fiscal year 2001 were $93.0 million, as compared to $79.6 million for fiscal year 2000, an increase of $13.4 million. Our Medical Systems Group Net sales to external customers increased by $7.4 million, and that increase was attributable to the acquisition of Villa, offset by a reduction in sales in our US Medical Systems Group business.

Del acquired Villa during fiscal year 2000 and therefore only seven months of Villa’s operating results are included in fiscal year 2000, being January through July 2000. In fiscal 2001, we changed Villa’s reporting for purposes of consolidation to be based on a 1-month lag versus our consolidated reporting. As a result, in fiscal 2001, we included eleven months of Villa’s results, from August 2000 through and including June 2001, and Villa’s contribution to consolidated sales increased by $11.0 million. The increase at Villa was offset by a decline of approximately $3.6 million in sales at our US Medical Systems operations. The decline in sales at our US Medical Systems operations was largely due to the completion of certain contracts that we had to private label manufacture certain systems for larger companies in the general radiology market. Those contracts were largely unprofitable, and although the termination of those contracts led to a decline in sales at our US Medical Systems business, our Gross margins improved (see below.)

Our Del Power Conversion Group (“DPCG”) Net sales to customers increased approximately $6 million from fiscal 2000 to fiscal 2001. In our High Voltage Power division, sales increased approximately $4.6 million. Most of the increase in the High Voltage Power division was a result of higher sales to customers in the medical imaging and scientific instruments markets. At DPCG’s Electronic Components and Systems division, sales increased approximately $1.3 million across a wide range of customers and products.

Gross Margins for fiscal year 2001 versus fiscal year 2000 increased to 20.3% from 18.5%. The most dramatic increase was achieved in our Del Medical Systems Group (“DMSG”), where Gross Margins increased from approximately 6.6% to approximately 20%. The improvement in Gross Margins at DMSG was a result of improvements in both our US and European operations in this segment. When new management joined the Company, they paid particular attention to our US Medical Systems operations, and by fiscal year 2001 we achieved a positive Gross Margin of approximately 14%. Similarly, our Villa subsidiary improved from approximately 15% Gross Margin for the seven months of its operations included in fiscal 2000 to an approximate 26% gross margin in the eleven months of operations included in fiscal 2001. (See Net sales discussion above.) The improvement in Villa was mostly attributed to reorganization efforts undertaken by the Company in the third quarter of fiscal year 2000, shortly after our acquisition of Villa.

In our Power Conversion Group (DPCG) in fiscal 2001, Gross margins declined from 29.9% in fiscal 2000 to approximately 20.6% in fiscal 2001, representing an equivalent loss in gross margins of approximately $4.3 million. (Estimated as the 9.3% decline in Gross margin percentage times the $46.4 million sales in the DPCG segment in fiscal 2001).

Most of this decline in Gross margin occurred at DPCG’s High Voltage Power division. Even though sales increased $4.5 million in this division, margins fell from fiscal 2000 to fiscal 2001. The decline in Gross margin percentages in fiscal 2001 (versus fiscal 2000) was caused by a number of factors. In the mix of products sold by the High Voltage Power division in fiscal 2001, we saw a continued decline of high profit sales to the semiconductor capital goods market, which was offset by increased sales to the medical and scientific instruments markets. Although we believe these new markets offer a greater prospect of profitable and more consistent growth in the future, in fiscal 2001 we had to spend more engineering hours and costs in bringing these new customers products to market. A change was also made in purchasing parts for inventory, whereby inventory is purchased when needed rather than in bulk quantity. The effect of this change was to increase cost of sales because we lost the discount for quantity purchases, however, this also resulted in a reduction of inventory balances and better working capital management. In addition, in fiscal 2001 we did not have a repeat of a highly profitable job to provide power systems for a radar installation in a Middle Eastern country.

Due to the substantial disruption in our management in fiscal 2001, fewer Research and development projects were active during fiscal 2001 and as a result, engineering personnel spent more of their time on routine operations. As a result, total Research and development expense recognized by the High Voltage Power division in fiscal 2001 was approximately $433,000 less than in fiscal 2000, and Gross margins in fiscal 2001 were negatively affected, in that these engineering costs were instead counted in cost of goods sold.

At our Electronic Components and Systems division, Gross margins fell by the equivalent of approximately $800,000 because in fiscal 2000, the Engineering department at that business had charged more of their costs to Research and Development. In fiscal 2001, the Engineering department at this division spent more of their time on production, and therefore those costs were included in Cost of goods sold in fiscal 2001, reducing Gross margins.

Research and development expenses decreased from $4.4 million to $2.9 million, a decline of $1.5 million. In our Medical Systems Group, spending declined $753,000, which represents cancellation of several R&D programs at the US operation (most notably on the development of a new X-ray generator) and an increase at our European operations. The increase in R&D spending in our European Medical Systems business was attributable to the inclusion of eleven months of operations for Villa in fiscal 2001 versus seven months in fiscal 2000 (see above).

Total selling, general and administrative expenses increased from $15.3 million to $17.3 million, an increase of just over $1.9 million. Approximately $1.1 million of that increase was attributable to the inclusion of 11 months of results for Villa in fiscal 2001 versus seven months in fiscal 2000 (see above). In addition, audit fees recognized in fiscal 2001 increased approximately $1 million versus the amounts recognized in fiscal 2000, due to the audit work done in connection with the attempt to restate our financial statements for the fiscal years 1997 through 1999.

Our corporate general and administrative expenses are generally recorded in the Power Conversion Group and certain of these costs are allocated to our divisions. While certain of our corporate general and administrative expenses are allocated to the Medical Systems segment, the methodology used for this allocation results in a much lower pro rata share being allocated to the Villa division in Italy. The Villa division represents approximately 50% of the Medical Systems segment. This allocation methodology, combined with the unusually high general and administrative expenses we incurred in fiscal year 2001 (which expenses are not allocated to the divisions), resulted in the selling, general and administrative expenses for the Medical Systems Group being proportionately lower than the Power Conversion Group.

As a result of the settlement of a class action suit, we agreed to issue shares of common stock and warrants to purchase common stock. These shares and warrants were valued at $4.4 million in July 2001, pending final court approval in January 2002. In addition, we agreed to issue a $2 million subordinated note, due five years from the data of issuance. This present value of this subordinated note was calculated using a discount factor of 12%. Including legal and other associated costs, the litigation settlement expenses recorded in 2001 were $9.8 million for fiscal year 2001. There were no such charges in fiscal year 2000.

During fiscal year 2001, we decided to close our Deer Park, New York facility and accrued approximately $770,000 for severance and lease termination costs. In addition, we recorded a charge of approximately $50,000 in fiscal year 2001 for the closure of a small Medical Systems Group facility in Illinois. There were no similar charges in fiscal year 2000.

Net interest expense was $1.3 million in fiscal year 2001, as compared to approximately $750,000 for fiscal year 2000. The increase in interest expense is the result of additional borrowings under our U.S. credit facility starting in the second quarter of fiscal year 2001.

Income tax benefit as a percent of pre-tax losses for fiscal year 2001 was 38%, as compared to 35% in fiscal year 2000.

The net loss for fiscal year 2001 was $8.5 million, as compared to $3.6 million in the prior year. The increase in loss is primarily due to the charges related to the settlement of the class action lawsuit, offset by the additional margin contribution on the increased Net sales.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations through a combination of cash flow from operations and bank borrowings.

Working Capital - At August 3, 2002 and July 28, 2001, our working capital was approximately $18.6 million and $22.3 million, respectively. At such dates we had approximately $895,000 and $1.4 million, respectively, in cash and cash equivalents. The decline in cash is principally in the US operations. Until June 2002, because our prior credit facility was in default and there was no ability to borrow any additional funds under that facility, we kept higher balances in cash and cash equivalents for working capital requirements. Since obtaining a new credit facility (see below), lower cash balances are required.

We have achieved a substantial improvement in our working capital management in the last fiscal year. From the end of fiscal year 2001 to the end of fiscal year 2002, our inventory declined by approximately $6.6 million, while our sales increased 5.6%. Most of the improvement in inventory turnover was in our Power Conversion Group. As a result of these improvements, and by using our cash, we were able to reduce the amounts outstanding under our short-term credit facilities by approximately $5.0 million since July of 2001.

Credit Facility and Borrowing–On June 10, 2002 we finalized our agreement with Transamerica Business Capital for a new $10 million senior revolving credit facility which replaced our previous US credit facility and also eliminated any defaults on the previous facility. This new credit facility has a term of three years and interest under this U.S. credit facility is at prime, or at our option, at a rate tied to LIBOR. The interest rate on the revolving line of credit is at prime, which was 5.5% at August 3, 2002. The new credit facility is subject to commitment fees of 3/8% on the daily unused portion of the facility, payable monthly. This credit facility is secured by substantially all our accounts receivable, inventory and fixed assets in the U.S.

Under the terms of the new Transamerica credit facility, we are required to comply with various operational and financial covenants, including (i) minimum earnings levels, as defined, (ii) fixed charge coverage ratio, (iii) debt to earnings ratio and (iv) minimum tangible net worth. In addition, the facility places limitations on our ability to make capital expenditures and to pay dividends.

We were not in compliance with certain financial covenants in our new credit facility for the quarter ended August 3, 2002. Transamerica provided us with a waiver of the violations through November 20, 2002. As a condition of the waiver, and until financial covenants contained in our credit agreement are amended, we have agreed to a reduction of $1.5 million availability under the credit facility. As of the end of the first quarter of fiscal year 2003, we have approximately $5.3 million of availability under the U.S. credit facility, even after deducting this reserve. We do not anticipate that this reduction will have a significant impact on our ability to finance our working capital needs in the near future. However, there can be no assurance that we will be able to agree on an amendment to our financial covenants with Transamerica, or if we do, that we will be able to meet such financial covenants in the future.

In addition to our credit facility at our U.S. subsidiaries discussed above, our Italian subsidiary has certain short-term credit facilities, with interest rates ranging from 6% to 11.8%. The total amount outstanding on these short-term credit facilities at August 3, 2002 was $1.0 million.

Subordinated Notes–Subordinated notes of $1.5 million previously reported unisssued have now been issued and are shown separately on the consolidated balance sheet. Including principal and interest, this balance is $1.6 million as of August 3, 2002. This note is due in March 2007 and carries a nominal interest rate of 6%, which is payable at maturity.

We anticipate that cash generated from operations and amounts available from our new credit facility will be sufficient to satisfy our currently projected operating cash needs for at least the next twelve months.

Capital Expenditures–We continue to invest in capital equipment, principally for our manufacturing operations, in order to improve our manufacturing capability and capacity. We have expended approximately $1,150,000 for capital equipment during fiscal year 2002 and $677,000 during fiscal year 2001. We expect capital expenditures in fiscal 2003 to be slightly higher due to the consolidation of our Hicksville and Valhalla operations. We expect to continue to finance these capital expenditures out of cash flows and our existing credit facilities.

Issuance of Shares and Warrants–In connection with our shareholder class action settlement, we issued subordinated notes, common shares and warrants to purchase common shares to certain shareholders. The equity portion of the settlement in common shares totaled $9.8 million. The portion attributable to warrants of $1.7 million is reflected in Paid in Capital.

In July 2001, when we first reached an agreement in principle to settle this litigation, the common shares portion of the settlement was initially valued at $3,750,000 and warrants at $660,000. These shares and warrants were revalued at January 29, 2002 when the final court approval was received. The increase in value of the settlement securities of $7,050,000 ($6,000,000 common share value increase, $1,050,000 warrant value increase) resulted in a non-cash charge in the third quarter of fiscal 2002. The common shares and warrants were issued and distributed in May 2002.

The following table summarizes our contractual obligations including debt and operating leases at August 3, 2002 (in thousands):

Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$3,170	$688	$1,324	$896	$262
Capital lease obligations	3,900	285	926	770	1,919
Subordinated Note	1,610	–	–	1,610	–
Operating leases	2,678	1,089	1,524	65	–

Total contractual cash obligations	$11,358	$2,062	$3,774	$3,341	$2,181

Effects of New Accounting Pronouncements

During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requiring additional disclosures for business combinations. SFAS 142 requires that goodwill acquired after June 30, 2001 no longer be subject to amortization over their estimated useful lives. Beginning on August 4, 2002, amortization of goodwill will no longer be permitted and the Company will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain intangible assets would be recognized by us as a cumulative effect of accounting change on August 4, 2002. We have not yet determined the impact, if any, that the adoption of SFAS No. 142 will have on our consolidated financial statements.

SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in June 2001. This statement addresses financial accounting and reporting for the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 requires that long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. There will be no significant impact on the consolidated financial statements upon adoption of this statement.

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued in April 2002. This pronouncement rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and changed the accounting treatment for capital leases modifications by amending SFAS No. 13, Accounting for Leases. This pronouncement also amends the existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. There will be no significant impact on the financial statements upon the adoption of this statement.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective with the third quarter of fiscal 2003. We believe that the adoption of this statement will not have a significant impact on our results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate and foreign currency exchange exposure.

Interest rate risk

At August 3, 2002, our U.S. and foreign revolving credit facilities and certain of our Italian subsidiary’s long-term debt incur an interest charge that fluctuates with changes in market interest rates. See Note 4 of Notes to our Consolidated Financial Statements. Based on the balances as of August 3, 2002, an increase of ½ of 1% in interest rates would increase interest expense by approximately $70,000 annually. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Foreign currency risk

The financial statements of Villa Sistemi Medicali S.p.A. are denominated in Euro. Villa accounts for approximately 25 to 30% of our total revenues and approximately 35-45% of our total operating income. Having a portion of our future income denominated in Euro exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings. A 10% decline in the value of the Euro in fiscal 2002, for example, would have reduced sales by approximately $2.8 million, and would have increased our consolidated operating loss by approximately $300,000 (due to the reduction in the U.S. dollar value of Villa’s operating income.)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Financial Statements and Supplementary Data attached hereto and made a part hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Samuel E. Park (3)	60	Chief Executive Officer, President and Director

Thomas V. Gilboy	48	Chief Financial Officer, Treasurer and Secretary

Edward Ferris	46	Senior Vice President, Corporate and Organizational Development

Daniel J. Pisano	56	President, Power Conversion Group

Walter Schneider	67	President, Medical Systems Group

David Michael (1)	65	Director

James Tiernan (1)(2)(3)	78	Director

(1)	Member of the Audit Committee
(2)	Member of the Stock Option and Compensation Committee
(3)	Member of the Special Subcommittee

In July 2002, one of our long-time former directors, Natan Bertman, died after an extended illness. On November 12, 2002, Roger Winston, our former Chairman of the Board, resigned from the Board of Directors. As a result, our Board of Directors presently is comprised of three directors and one vacancy. All of our directors will serve until our next annual stockholders meeting or until their respective successors are duly elected and qualified. Set forth below is certain information with respect to each of our directors and each of our other executive officers.

Samuel E. Park has been our Chief Executive Officer and President from May 2001 to the present. Prior to joining us, Samuel Park was President and Founder of the Hibernian Consulting Group, which specialized in helping clients increase the value of their companies. For the prior three years, he was President–Americas, Process Equipment Division, of United Utilities Ltd. U.K., serving the water and wastewater equipment markets worldwide. From 1991 through 1995, Mr. Park was President of Leeds and Northrup (a unit of General Signal), an international manufacturer of high technology electronic instrumentations, sensors and complex large-scale process control systems. Prior to that, Mr. Park held various manufacturing executive positions with both General Electric Company and General Signal Corporation.

Thomas V. Gilboy became our Chief Financial Officer, Treasurer and Secretary on March 9, 2001. From 2000 to 2001, Mr. Gilboy was Chief Financial Officer of Microwave Power Devices Inc., a supplier of signal amplification equipment for military and commercial wireless infrastructure applications. For the prior 3 years, Mr. Gilboy had provided certain consulting services (including sometimes acting as Chief Financial Officer) to troubled public and private companies, including Hanover Direct, Inc., New Colt Holdings Inc., and DeVlieg-Bullard Corp. From 1996 to 1998, Mr. Gilboy was Chief Financial Officer of PureTec Corp., an international plastics company.

Edward Ferris was hired in July 2002 as Senior Vice President, Corporate and Organizational Development. From 1996 until he joined us, he was President of Plus Ultra, Inc., consultants in business and organizational strategy, and former consultants to us.

Daniel J. Pisano was hired in July 2001 as President, Del Power Conversion Group. Prior to joining us, he was President of Dynamic Marketing Corp. a provider of retail marketing services. From 1998 to 2000, he was President of Roper Scientific, Inc., a division of Roper Industries Inc. and a manufacturer of digital cameras.

Walter Schneider joined us in 2000 and was appointed President of Del Medical Systems Group and Villa Sistemi Medicali S.p.A. in April 2002. From 1985 to 1999, he was President of the Bennett Division of Thermo Electron Co., a manufacturer of general purpose radiology equipment.

David Michael has served as a director since 1985. He is President of David Michael & Co., PC and is a Certified Public Accountant. Mr. Michael is also a director of FRMO Corp. and MFC Development Corp. Mr. Michael was the subject of a consent decree with the SEC in April 1999, pursuant to which Mr. Michael was denied the privilege of appearing or practicing before the SEC as an accountant. On October 30, 2002, Del was informed that Mr. Michael had received a “Wells Notice” from the Staff of the SEC indicating that the Staff is considering whether or not to recommend the filing of a civil proceeding against Mr. Michael.

James Tiernan has served as a director since 1985, at which time he retired as Divisional Executive and Vice President of The Chase Manhattan Bank, New York, NY.

Director Compensation

Our directors receive $25,000 per year for their services. Historically, we have paid our Chairman of the Board and our Chairman of the Audit Committee $75,000 and $12,500, respectively, as additional amounts for their services in such capacities. As of November 12, 2002, we have no directors who hold these positions. Our non-employee directors are also eligible to receive stock options under our stock option plan. There were no options granted to our non-employee directors during fiscal year 2002. Directors who are our employees do not receive any compensation for their services as a director. Accordingly, Mr. Park is not compensated for serving as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons holding more than ten percent of a registered class of our outstanding common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such reports furnished to us or written representations that no Forms 5 were required, we believe that during fiscal year ended August 3, 2002, all Section 16(a) filing requirements applicable to our officers and directors and greater than ten percent shareholders were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation of Samuel E. Park, the Chief Executive Officer of the Company, and the other four most highly compensated executive officers of the Company for the Company’s fiscal years ended August 3, 2002, July 28, 2001 and July 29, 2000 (2002, 2001 and 2000, respectively).

SUMMARY COMPENSATION TABLE

							Long-term Compensation
	Annual Compensation
							Restricted Stock Awards ($)	Securities Underlying Options(#)		All Other Compensation ($)
Name and Principal Position	Year		Salary($)	Bonus($)(1)		Other Annual Compensation ($)(2)

Samuel E. Park	2002		$353,901	—		$23,484	—	50,000	(4)	—
Chief Executive Officer	2001	(3)	80,769	$50,000		13,703	—	250,000	(5)	—

Thomas V. Gilboy	2002		187,924	—		—	—	15,000	(4)	—
Chief Financial Officer	2001	(6)	72,346	15,000		—	—	50,000	(5)	—

Edward Ferris	2002	(7)	11,638	—		3,007	—	—		—
Senior Vice President,
Corporate and
Organizational Development

Daniel J. Pisano	2002		227,758	—		—	—	54,000	(4)(8)	—
President, Power	2001	(9)	7,692	4,000		—	—			—
Conversion Group

Walt Schneider	2002		203,462	—		12,253	—	36,000	(4)	—
President, Medical	2001	(10)	125,000	36,000		—	—	60,000	(5)(11)	—
Systems Group

Leonard Trugman (12)	2001		249,693	100,000	(13)	—	—	—		—
	2000		351,775	200,000	(13)	—	—	50,000	(14)	$914,078	(15)

David Engel (16)	2001		85,795	—		—	—	—		—
	2000		162,500	85,000		—	—	20,000	(14)	10,697	(15)

(1)	The figures reported in the bonus column represent amounts earned and accrued for each year and do not include amounts paid in each year which were earned and accrued in the prior year. For fiscal year 2002, a bonus has been accrued for based upon management’s recommendations to the Stock Option and Compensation Committee, but it has not yet been finalized or allocated to individual participants.

(2)	The other annual compensation represents payments on behalf of Mr. Park, Mr. Ferris and Mr. Schneider for company apartments for their use. For Mr. Park, the fiscal year 2002 amount also includes an automobile allowance of $908. The aggregate amount of any perquisites or other personal benefits for other executive officers was less than $50,000 or 10% of the total annual salary and bonus and is not included in the above table.

(3)	Samuel E. Park was hired as Chief Executive Officer on May 1, 2001, with an annual base salary of $350,000.

(4)	Consists of nonqualified stock options granted on October 17, 2001. Such stock options become exercisable immediately with an exercise price of $1.80. They are exercisable through October 16, 2011.

(5)	Consists of nonqualified stock options granted on April 23, 2001. Such stock options become exercisable 25% on the date of grant and 25% each year thereafter with an exercise price of $1.00, except with respect to Mr. Park. Mr. Park’s options become exercisable 40% on the date of grant and 20% each year thereafter with an exercise price of $1.00. They are exercisable through April 22, 2011.

(6)	Thomas V. Gilboy was hired as Chief Financial Officer on February 27, 2001, at an annual base salary of $180,000.

(7)	Edward Ferris was hired as Senior Vice President, Corporate and Organizational Development on July 1, 2002 at an annual base salary of $200,000.

(8)	Consists of nonqualified stock options granted on August 3, 2001. Such stock options become exercisable in increments of 25% per year with an exercise price of $1.15. They are exercisable through August 2, 2011.

(9)	Daniel J. Pisano was hired as President, Power Conversion Group on July 11, 2001 at an annual base salary of $200,000.

(10)	Walter F. Schneider was hired on September 18, 2000 and was appointed as President, Medical Systems Group on April 22, 2002, with an annual base salary of $220,000. The compensation for fiscal 2001 includes amounts paid to Mr. Schneider prior to the time he became an executive officer of the Company.

(11)	Consists of nonqualified stock options granted on September 19, 2000. Such options become exercisable 25% each year with an exercise price of $8.63. They are exercisable through September 18, 2015.

(12)	Leonard Trugman was Chief Executive Officer of the Company until February 26, 2001 with an annual base salary of $369,364.

(13)	For Mr. Trugman, the bonus amount included deferred compensation in the amount of $100,000 for each of 2001 and 2000, respectively.

(14)	Consists of nonqualified stock options granted on October 22, 1999. Such options became exercisable 25% per year with an exercise price of $7.50. These options were canceled on January 30, 2001 with respect to Mr. Engel and February 26, 2001 with respect to Mr. Trugman.

(15)	Earnings related to exercise of nonqualified stock options.

(16)	David Engel was President of Del Medical Systems until January 31, 2001 with an annual base salary of $167,502.

OPTION GRANTS IN THE LAST FISCAL YEAR

Individual Grants (1)

Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees In Fiscal Year 2002	Exercise Price ($)(Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term

						5% ($) (1)	10% ($) (1)

Samuel E. Park	50,000	(2)	30%	$1.80	10/17/2011	$56,601	$143,437
Thomas V. Gilboy	15,000	(2)	9%	$1.80	10/17/2011	16,980	43,031
Daniel J. Pisano	50,000	(3)	30%	$1.15	8/3/2011	36,161	91,640
Daniel J. Pisano	4,000	(2)	2%	$1.80	10/17/2011	4,528	11,475
Walt Schneider	36,000	(2)	22%	$1.80	10/17/2011	$40,752	$103,275
(1)	Fair market value of stock on grant date compounded annually at rate shown in column heading, for the option term, less exercise price.
(2)	These stock options were granted on October 17, 2001 and vested immediately because these options were partly in lieu of higher cash bonuses. The option price was equal to the fair market value on the date of grant.
(3)	These stock options were granted on August 3, 2001 and vest in increments of 25% per year. The option price was equal to the fair market value on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/Unexercisable		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1) Exercisable/Unexercisable

Samuel E. Park	—	—	200,000	100,000	$390,000	$215,000
Thomas V. Gilboy	—	—	40,000	25,000	74,000	53,750
Daniel J. Pisano	—	—	29,000	25,000	55,400	50,000
Walt Schneider	—	—	63,500	32,500	102,350	53,750
Edward Ferris	—	—	—	—	$—	$—

(1)	Difference between the fair market value of the underlying common stock ($3.15) and the exercise price for in-the-money options on August 3, 2002.

Employment Agreements

We entered into an employment agreement with Samuel E. Park, effective as of May 1, 2001, which agreement expires on April 30, 2004, unless earlier terminated by us or Mr. Park. Pursuant to his employment agreement, Mr. Park serves as our President and Chief Executive Officer at an annual salary of $350,000. Each year after his first year of employment, his annual salary shall equal $350,000 times the greater of (i) the yearly percentage increase in the Consumer Price Index, as defined, or (ii) five (5%) percent. In addition, Mr. Park is entitled to receive an annual performance bonus based upon target goals set by the Board of Directors. If Mr. Park attains 100% of the target goals, his bonus payment shall equal sixty (60%) percent of his then current salary. If in any year Mr. Park exceeds or fails to attain 100% of target performance, the Board of Directors shall have discretion to adjust his bonus payments accordingly. Mr. Park may elect to defer a portion of his bonus payments to a deferred compensation account until age 65.

Throughout his employment term, Mr. Park is entitled to five (5) weeks of paid vacation time, reimbursement of his reasonable business and travel expenses and the use of a company automobile. Mr. Park was also entitled to the use of a corporate apartment during the first twelve (12) months of his employment. Mr. Park may participate in any pension, profit sharing, group insurance and such other benefit plans as are made available to our executives generally. In addition, we have agreed to maintain a life insurance policy, in an amount equal to three (3) times Mr. Park’s salary, which policy is payable, less any amounts paid by our group insurance plan, to Mr. Park’s estate or his designated beneficiaries upon his death. Mr. Park’s employment agreement also contains confidentiality and non-competition provisions with a restrictive period of one (1) year following termination of his employment agreement.

If we terminate Mr. Park’s agreement for cause, as defined, or Mr. Park leaves his employment, we shall pay Mr. Park’s salary through the end of the month in which such termination occurs. If we terminate Mr. Park’s agreement other than for cause, Mr. Park may receive his salary and bonus for the remainder of his employment term. In the event of his total disability, as defined, Mr. Park shall continue to receive his salary for the remainder of his employment term. In the event of Mr. Park’s death, we shall pay Mr. Park’s salary to his estate or designated beneficiaries for a period of twelve (12) months following his death. In all events of termination, except by us other than for cause, Mr. Park shall receive his bonus for such year pro-rated for those months during which we employed him. In all events of termination, except by us other than for cause, we shall pay Mr. Park all amounts in his deferred compensation account, plus accrued interest, dividends and gains.

Upon a change in control, as defined, (i) all outstanding unexercised options shall immediately vest and become exercisable and (ii) we shall pay Mr. Park an amount equal to three (3) times his then current salary plus the annual bonus declared for the immediately preceding year (inclusive of any amounts of deferred compensation).

Change in Control Agreements

Change in Control Agreements are a tool used by companies to maintain experienced employees who are considered essential to protecting and enhancing the best interests of the Company and its stockholders. As is the case with many corporations, the possibility of a change in control may arise and may result in the departure or distraction of key executives to the detriment of the Corporation and its stockholders. Change in Control Agreements are used to mitigate or lessen this risk.

In addition to the change in control provisions in the employment agreement we entered into with Samuel E. Park, we have existing change in control agreements with each of Thomas V. Gilboy, Walter Schneider, Daniel J. Pisano and Edward Ferris. Copies of these change in control agreements are filed as an exhibit to this Form 10-K for reference.

On October 24, 2002, our Board of Directors adopted new change in control agreements to replace the existing agreements. We have such agreements in place with the following executive officers: Thomas V. Gilboy, Walter Schneider, Daniel J. Pisano and Edward Ferris. A form of the newly adopted change in control agreement also is attached as an exhibit to this Form 10-K. The following summary of certain provisions of the change in control agreements does not purport to be complete and is subject to and qualified in its entirety by reference to the actual text of such agreements. The terms of the new change in control agreements provide that, in the event of a change in control in our Company that results in the termination of the executive’s employment, we will be required to pay to the executive 2 times the sum of (i) the executive’s base salary, plus (ii) any bonus payable for the year immediately preceding the termination (or if no bonus was declared, the target bonus for the year of the termination), plus (iii) any amount credited to the executive as deferred compensation for the year immediately preceding the termination. In addition, in the event of a termination following a change in control, we will pay to the executive an amount equal to the executive’s unvested balances in our profit sharing plan and 401(k) plan. These change in control payments are conditioned upon the execution of a mutual release of claims, and must be made as soon as practicable (but no more than five (5) days) following the executive’s termination.

Upon a change of control termination, we will also pay to the executive an amount equal to the executive’s unused vacation days and a pro-rata portion of the executive’s accrued but unpaid target bonus for the year in which the termination occurs. In addition, upon a change of control termination, the executive may participate in our hospitalization, group health benefit and disability plans for eighteen (18) months from the date of the termination. If our plans do not allow such participation, we will reimburse the executive for the cost of equivalent coverage.

If the payments to be received by an executive under a change in control agreement, together with any other perquisites or payments, are subject to excise taxes, we will make a gross-up payment equal to the total amount of all taxes imposed on the change in control payments, including income and excise taxes imposed on the gross-up payment.

The termination of an executive’s employment shall be deemed a change in control termination if such employment is terminated by us within twenty-four (24) months after a change in control, or the executive voluntarily terminates his employment, within 24 months of a change in control, due to a decrease in the executive’s salary, bonus or benefits, or if we have substantially changed the executive’s duties, moved his work location by more than forty (40) miles or our principal business location has substantially changed.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2002, our Compensation Committee was comprised of James Tiernan and Roger Winston. Prior to the resignation of Mr. Winston, he also served as Chairman of our Board of Directors. Mr. Winston’s wife is the Chief Executive and one of the owners of Battalia Winston International Inc., an executive recruiting firm to which we paid fees during fiscal year 2002. See “Certain Relationships and Related Transactions.”

Stock Option and Stock Purchase Plans

Our Stock Option Plan

We amended and restated our stock option plan as of December 14, 2000. The amendment in December 2000 provided that any options expiring while our shares are suspended from trading on the NASDAQ Stock Market will be subject to an extension of six months from the earlier of the date trading resumes on a nationally recognized exchange or the filing of our Form 10-K for the year ended July 29, 2000. As noted in the Risk Factors in Item 7, we have not filed and do not contemplate filing a Form 10-K for fiscal 2000. Therefore, for this amendment of the stock option plan, the relevant extension will be six months from the resumption of trading.

The plan will expire on December 31, 2009 unless it is terminated earlier. The following summary of certain provisions of the Option Plan does not purport to be complete and is subject to and is qualified in its entirety by reference to the actual text of the Option Plan, a copy of which is attached as an exhibit to this Form 10-K. The Option Plan provides for the grant of incentive stock options and non-qualified stock options to our executive officers, directors, employees and consultants.

A committee designated by our Board of Directors administers the Option Plan. Among other things, the Committee: (i) determines eligible participants to whom options may be granted and the number of shares to be granted pursuant to each option, based upon the recommendation of our Chief Executive Officer; (ii) determines the terms and conditions of any option under the Option Plan, including whether options shall be incentive stock options, within the meaning of Section 422 of the Code, or non-qualified stock options; (iii) may vary the vesting schedule of options; and (iv) may suspend, terminate or modify the Option Plan.

Under the Option Plan, incentive stock options shall have an exercise price equal to their fair market value as of the grant date and, unless earlier terminated, shall be exercisable for a period of ten (10) years from the grant date. Non-qualified stock options may have an exercise price that is less than, equal to or more than the fair market value on the grant date and, unless earlier terminated, shall be exercisable for a period of fifteen (15) years from their grant date.

Subject to amendment by the Committee, options granted under the Option Plan shall vest up to 25% on an annual basis, beginning on the first anniversary of the grant date, and may vest up to 100% on the fourth anniversary of the grant date.

The Option Plan authorizes the issuance of options to purchase an aggregate of 3,874,293 shares of our common stock, as adjusted by the Committee, in its discretion, for certain changes in our capitalization. As of August 3, 2002, an aggregate of 253,160 shares were available for future grant under the Option Plan. As of August 3, 2002, options to purchase an aggregate of 1,990,055 shares were outstanding at an average exercise price of $3.45 per share, having a range of expiration dates through January 2017. During fiscal year 2002, we granted options to purchase 165,000 shares of common stock at an average exercise price of $1.65 per share. During fiscal year 2002, no options were exercised and no options expired or were cancelled. To date, 1,631,078 options have been exercised.

As of September 30, 2002, we had granted options to purchase 300,000 shares to Samuel E. Park, 96,000 shares to Walter F. Schneider, 65,000 shares to Thomas V. Gilboy and 54,000 shares to Dr. Daniel J. Pisano, all at an average exercise price of $1.33 per share.

The option price may, at the discretion of the Committee, be paid by the optionee in (i) cash, (ii) check, (iii) shares of our common stock owned for at least one year and valued at their fair market value as of the date of exercise of the option, (iv) an executed exercise notice together with irrevocable broker instructions, (v) a combination thereof or (vi) such other consideration (other than a promissory note from the optionee) as the Committee may deem appropriate. Any option that expires or terminates for any reason without having been exercised in full shall become available for future grants.

In the event we terminate the employment of an optionee for cause, the optionee’s unexercised options will terminate as of such termination date. In the event an optionee retires, all unexercised options granted to such optionee shall immediately vest in full and remain exercisable in accordance with their terms, or within five (5) years after the date such optionee retires, whichever period is shorter. If a retiring optionee remains on our Board of Directors after retirement, then vested non-qualified stock options may be exercised as long as the retired optionee remains a director and for a period of six (6) months thereafter, or within five (5) years after retirement, whichever is longer. Incentive stock options may only be exercised within their respective terms or within three (3) months after retirement, whichever is shorter.

In the event of a termination of employment by reason of disability or death, then all unexercised options held by the optionee shall immediately vest and remain exercisable in accordance with their respective terms or within three (3) years following such termination, whichever is shorter.

In the event of termination of employment for any other reason, all unexercised options shall be deemed cancelled, except that any vested options shall be exercisable for the balance of their respective terms or within nine (9) months of such termination, whichever is shorter. The Committee may, in its sole discretion, establish different terms and conditions regarding the effect of a termination of employment under the Option Plan, to the extent permitted by applicable law.

Upon the occurrence of a ‘change in control’, any time periods relating to the exercise of options shall be accelerated so that the options immediately vest and become exercisable in full. At such time, the Committee may offer an optionee the option to have us purchase the options from such optionee for an amount equal to the cash that could be realized upon the exercise of the options. A change in control shall have such meaning as determined from time to time by the Committee and included in any option agreement, provided that a change in control shall be deemed to have occurred if: (i) there is a change in beneficial ownership of twenty (20%) percent or more of our voting power, (ii) during any two consecutive years, individuals who at the beginning of such period cease to constitute a majority of our Board of Directors, unless the election, or nomination for election by our shareholders, of the new directors was approved by at least two-thirds of the directors then in office who were directors at the beginning of such period or (iii) our shareholders have approved (x) a consolidation or merger in which we are not the surviving corporation or pursuant to which our shares of common stock are converted into cash, stock or other property, other than a merger in which our shareholders have the same ownership percentage in the surviving corporation after the merger, (y) the sale, lease or exchange or other transfer (in one or a series of transactions) of all or substantially all of our assets or (z) any plan or proposal for our liquidation or dissolution.

Our Board of Directors or the Committee may at any time suspend, terminate, modify or amend the Option Plan, subject to any shareholder approval required by such applicable law. No suspension, termination, modification or amendment of the Option Plan may adversely affect the rights of an optionee without the optionee’s consent. The Committee may in its discretion amend the terms of any option as it deems advisable or to cancel or annul any option grant, provided that no such amendment, modification, cancellation or annulment may, without consent of the optionee, adversely affect such optionee’s rights under the option. The Committee may also convert any outstanding incentive stock options to non-qualified stock options, require an optionee to forfeit any unexercised options, any shares purchased pursuant to an option or any gains realized by virtue of receiving an option, in the event an optionee competes with us.

Unless the Committee determines otherwise, options shall not be transferable otherwise than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order.

Employee Stock Purchase Plan

We had an employee stock purchase plan, which was funded by payroll deductions. Shares acquired pursuant to such plan by employees of the Company were purchased in the open market by the custodian of the plan. This plan was terminated during fiscal year 2001.

Employee Benefit Plans

Defined Benefit Plan

We have a defined benefit pension plan which provides retirement benefits for some employees (“Participants”). The executive officers named in the Summary Compensation Table do not participate in the plan.

Subsequent to the year ended July 29, 2000, our management concluded that violations of the Employee Retirement Income Security Act (“ERISA”) existed relating to this defined benefit plan. The violations related to excess concentrations of our Common Stock in the plan assets. In July 2001, our management decided to terminate this plan, subject to having available funds to finance the plan in accordance with rules and regulations related to terminating pension plans. This plan has not been terminated yet, but we expect to start the process of terminating this plan in fiscal 2003.

401(k) Plan

We have a 401(k) plan under which U.S. based employees may elect to defer a portion of their annual compensation. All U.S. employees with over 90 days of service and over the age of 21 may elect to defer from 2% to 15% of their annual salary, subject to the applicable legal limitations. Highly compensated employees’ salary deferrals are limited by the contribution levels of all other eligible participants. Distributions are made at retirement or upon termination of employment. During the Fiscal year ended August 1, 1998, the plan was submitted to the Internal Revenue Service and a favorable determination letter was received.

In 1986 we initiated a profit sharing plan as part of the 401(k) plan which allows substantially all of the Company’s U.S. employees to participate in the profits of the Company, regardless of whether or not the employee elects to contribute to the 401(k) plan in any year. Since the profit sharing plan is part of the 401(k) plan, eligibility, participation and other requirements are governed by the provisions of the 401(k) plan. Contributions to the plan are at the discretion of our Board of Directors. No contributions were made for fiscal year 2002 or 2001. The Board approved $100,000 profit sharing contribution for the period ended July 29, 2000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 1, 2002, by (i) each executive officer, identified in the Summary Compensation Table, (ii) each director of the Company, (iii) all executive officers and directors as a group and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock.

	Shares of Common Stock Beneficially Owned as of October 1, 2002

Directors, Executive Officers and 5% Stockholders	Number of Shares		Percent of Class

Samuel E. Park c/o Del Global Technologies Corp. One Commerce Park Valhalla, NY 10595	200,000	(1)	1.90%

Thomas V. Gilboy c/o Del Global Technologies Corp. One Commerce Park Valhalla, NY 10595	40,000	(2)	*

Edward Ferris c/o Del Global Technologies Corp. One Commerce Park Valhalla, NY 10595	12,500	(3)	*

Daniel J. Pisano c/o Del Global Technologies Corp. One Commerce Park Valhalla, NY 10595	29,000	(4)	*

Walter Schneider c/o Del Global Technologies Corp. One Commerce Park Valhalla, NY 10595	66,000	(5)	*

David Michael c/o David Michael & Co. P.C. Seven Penn Plaza New York, NY 10001	183,299	(6)	1.75%

James Tiernan c/o Del Global Technologies Corp. One Commerce Park Valhalla, NY 10595	36,608	(7)	*

All Directors and Named Executive Officers as a group (7 persons)	567,407	(8)	5.22%

	Shares of Common Stock Beneficially Owned as of October 1, 2002

Directors, Executive Officers and 5% Stockholders	Number of Shares		Percent of Class

Others:
Benson Associates LLC 111 SW 5th, Suite 2130 Portland, OR 97204	577,700	(9)	5.58%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	663,879	(10)	6.42%

FMR Corp. 82 Devonshire Street Boston, MA 02109	786,100	(11)	7.60%

Royce & Associates LLC 1414 Avenue of the Americas New York, NY 10019	1,101,580	(12)	10.65%

Warren Lichtenstein c/o Steel Partners II, L.P. 150 E. 52nd Street, 21st Floor New York, NY	786,416	(13)	7.60%

Wellington Management Co. LLP 75 State Street Boston, MA 02109	949,633	(14)	9.18%

*	Represents less than 1% of the outstanding shares of common stock of the Company including shares issuable under options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(1)	Represents 200,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(2)	Represents 40,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(3)	Represents 12,500 shares of Common Stock which were granted on October 14, 2002 and may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(4)	Represents 29,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(5)	Represents 66,000 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(6)	Represents 151,605 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(7)	Represents 29,575 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(8)	Includes 528,680 shares of Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2002.
(9)	According to information contained in a Schedule 13G/A dated February 13, 2002, Benson Associates, LLC (“Benson”), an investment advisor registered under the Investment Advisors Act of 1940 (“Investment Act”), is the beneficial owner of 577,700 shares of Common Stock of the Company. In its role as investment advisor, Benson has sole power to vote and dispose of the shares of Common Stock of the Company but disclaims beneficial ownership of such shares owned by it in a fiduciary capacity.
(10)	According to information contained in a Schedule 13G/A dated December 31, 2001, Dimensional Fund Advisors Inc. (“DFA”), an investment advisor registered under the Investment Act, is the beneficial owner of 663,879 shares of Common Stock of the Company. In its role as investment advisor, DFA has sole power to vote the shares of Common Stock of the Company owned by it but disclaims beneficial ownership of such shares.
(11)	According to information contained in a Schedule 13G/A dated February 14, 2002, Fidelity Management and Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., and an investment advisor registered under the Investment Act, is the beneficial owner of 786,100 shares of Common Stock of the Company through its Fidelity Low Priced Stock Fund and other funds. Edward C. Johnson 3d, in his capacity as Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the Fidelity Funds each has sole power to dispose of the shares of Common Stock owned by FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3d, has sole power to vote or direct the voting of the shares owned directly by the Fidelity funds. Voting power resides with the each of the Fidelity Funds’ Boards’ of Trustees.

(12)	According to information contained in a Schedule 13G dated June 10, 2002, Royce & Associates, LLC (“Royce”), an investment advisor registered under the Investment Act, is the beneficial owner of 956,734 shares of Common Stock of the Company. In its role as investment advisor, Royce has sole power to vote or dispose of the shares of Common Stock owned by Royce.
(13)	According to information contained in a Schedule 13D dated September 26, 2002, Mr. Lichtenstein may be deemed to be the beneficial owner of the shares owned by Steel Partners II, L.P., a Delaware limited partnership (“Steel Partners”). Mr. Lichtenstein is the sole executive officer and managing member of Steel Partners, L.L.C., a Delaware limited liability company, which is the general partner of Steel Partners II (“Partners LLC”). By virtue of his position, Mr. Lichtenstein has the sole power to vote and dispose of the shares of the Company owned by Steel Partners II. Mr. Lichtenstein is also the President, Chief Executive Officer and director of Web Financial Corporation, a Delaware corporation (“Web Financial”). Mr. Lichtenstein disclaims beneficial ownership of the 28,646 shares owned by Web Financial.
(14)	According to information contained in a Schedule 13G/A dated February 14, 2002, Wellington Management Company, LLP (“Wellington”), an investment advisor registered under the Investment Act, may be deemed the beneficial owner of 775,000 shares of Common Stock of the Company. Clients of Wellington are the owners of record of the shares held by Wellington. Accordingly, in its role as investment advisor, Wellington has shared power to vote as to 525,000 shares of Common Stock and shared power to dispose of all 775,000 shares of Common Stock of the Company owned by Wellington.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2002, we paid Plus Ultra Incorporated a total of $319,176 in fees and expenses for organizational development and strategic planning consulting services. The work was primarily performed by Edward Ferris, the President of Plus Ultra and Damien Park. Mr. Park is the son of Samuel E. Park, our Chief Executive Officer. In July 2002, Mr. Ferris accepted a full-time position with us as Senior Vice President, Corporate and Organizational Development.

While Damien Park was associated with Plus Ultra, he received $96,513 out of the total fees paid to Plus Ultra. Damien Park, now as President of the Hibernian Consulting Group, continues to act in a consulting capacity to the Company in the area of business planning. We currently have commitments to Hibernian Consulting Group for these services through December 2002. Through October 4, 2002, we have paid $58,800 and expect to incur additional fees at a rate of approximately $16,800 per month, plus expenses.

We incurred $279,218 of fees and expenses with Battalia Winston International Inc. during fiscal year 2002 in connection with executive recruiting services. The Battalia Winston fees and expenses included reimbursement for travel and related expenses for prospective candidates for executive positions, as well as fees earned by a subcontractor of Battalia Winston for a search in Europe. The Chief Executive of Battalia Winston, and one of its owners, is Dale Winston, the wife of Roger Winston, the former Chairman of our Board of Directors.

We incurred $22,793 of accounting fees with David Michael & Company P.C. during fiscal year 2002 for tax compliance services to us. David Michael, one of our Directors, has an ownership interest in this accounting practice.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements	Page Number

CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:

	Independent Auditors’ Report	F1

	Consolidated Balance Sheets as of August 3, 2002 and July 28, 2001	F2 - F3

	Consolidated Statements of Operations for the Fiscal Years Ended August 3, 2002, July 28, 2001 and July 29, 2000	F4

	Consolidated Statements of Cash Flows for the Fiscal Years Ended August 3, 2002, July 28, 2001 and July 29, 2000	F5

	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 3, 2002, July 28, 2001 and July 29, 2000	F6

	Notes to Consolidated Financial Statements for the Fiscal Years Ended August 3, 2002, July 28, 2001 and July 29, 2000	F7 - F26

2. Financial Statement Schedules

	Schedule II Valuation and Qualifying Accounts	F-27

3. Exhibits

Exhibit Number	Description of Document

3.1	Certificate of Incorporation dated October 25, 1954. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.
3.2	Certificate of Amendment of Certificate of Incorporation dated January 26, 1957. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.
3.3	Certificate of Amendment of Certificate of Incorporation dated July 12, 1960. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.
3.4	Certificate of Amendment of Certificate of Incorporation dated March 18, 1985. Filed as Exhibit 3.5 to Del Electronics Corp. Form 10-K for the year ended August 2, 1989 and incorporated herein by reference.
3.5	Certificate of Amendment of Certificate of Incorporation dated January 19, 1989. Filed as Exhibit 4.5 to Del Electronics Corp. Form S-3 (No. 33-30446) filed August 10, 1989 and incorporated herein by reference.

Exhibit Number	Description of Document

3.6	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp., dated February 5, 1991. Filed with Del Electronics Corp. Proxy Statement dated January 22, 1991 and incorporated herein by reference.
3.7	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp. dated February 14, 1996. Filed as Exhibit 3.6 to Del Global Technologies Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.
3.8	Certificate of Amendment of Certificate of Incorporation dated February 13, 1997. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended February 1, 1997 and incorporated herein by reference.
3.9	Amended and Restated By-Laws of Del Global Technologies Corp. Filed as Exhibit 3.1 to Current Report on Form 8-K dated September 5, 2001 and incorporated herein by reference.
4.1	Rights Agreement dated as of September 10, 2001, between Del Global Technologies Corp. and Mellon Investor Services LLC. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, dated September 10, 2001 and incorporated herein by reference.
4.8	Warrant Certificate of Laurence Hirschhorn. Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.
4.9	Warrant Certificate of Steven Anreder. Filed as Exhibit 4.2 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.
4.10	Warrant Certificate of UBS Capital S.p.A. dated as of December 28, 1999. Filed as Exhibit 4 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.
4.11*	Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000).
4.12*	Stock Purchase Plan. Filed as Exhibit 4.9 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.
4.13*	Option Agreement, substantially in the form used in connection with options granted under the Plan. Filed as Exhibit 4.8 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.
4.14*	Option Agreement dated as of December 28, 1999. Filed as Exhibit 4.2 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.
10.1*	Amended and Restated Executive Employment Agreement of Leonard A. Trugman effective as of August 1, 1992. Filed as Exhibit 10.1 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 31, 1993 and incorporated herein by reference.

Exhibit Number	Description of Document

10.2	Amendment No. 1 to Amended and Restated Employment Agreement of Leonard A. Trugman, dated as of July 20, 1994. Filed as Exhibit 10.2 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.
10.3	Amendment No. 2 to Amended and Restated Employment Agreement of Leonard A. Trugman, dated as of September 1, 1994. Filed as Exhibit 10.3 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.
10.4	Amendment No. 3 to Amended and Restated Employment Agreement of Leonard A. Trugman, dated as of April 29, 1998. Filed as Exhibit 10.4 to Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.
10.5	Amendment No. 4 to Amended and Restated Employment Agreement of Leonard A. Trugman, dated as of March 31, 1999. Filed as Exhibit 10.5 to Annual Report on Form 10-K for the year ended July 31, 1999 and incorporated herein by reference.
10.6	Stock Purchase Agreement (related to the acquisition of Villa Sistemi Medicali S.p.A.) dated as of December 28, 1999. Filed as Exhibit 2.1 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.
10.7	Lease Agreement dated April 7, 1992 between Messenger Realty and the Company. Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.
10.8	Lease and Guaranty of Lease dated May 25, 1994 between Leshow Enterprises and Bertan High Voltage Corp. Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.
10.9	Lease dated January 4, 1993 between Curto Reynolds Oelerich Inc. and Del Medical Imaging Corp. (formerly knows as Gendex-Del Medical Imaging Corp.). Filed as Exhibit 10.21 to the Del Global Technologies Corp. Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1997 and incorporated herein by reference.
10.10	Loan and Security Agreement dated June 10, 2002, in the principal amount of $10,000,000, between Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Commission upon request. Filed as Exhibit 99.01 to Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

Exhibit Number	Description of Document

10.11	Subordinated Promissory Note substantially in the form used for a total principal amount of $2 million issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002.
10.12	Warrant Agreement substantially in the form used for 1,000,000 warrants issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002.
10.13*	Executive Employment Agreement dated May 1, 2001, by and between Del Global Technologies Corp. and Samuel E. Park. Filed as exhibit 99.1 to Form 8-K filed on August 1, 2001 and incorporated herein by reference.
10.14*	Change of Control Agreement substantially in the form used by the Company for the current executive officers as named in Item 11, except for Samuel E. Park (see Exhibit 10.13).
10.15	Extension and Modification Agreement (lease agreement) dated as of July 30, 2002 between Praedium II Valhalla LLC and Del Global Technologies.
10.16	Grant Decree No. 0213 between the Ministry of Industry, Trade and Handicrafts and Villa Sistemi Medicali S.p.A. dated September 6, 1995.
10.17	Financial Property Lease Contract no. 21136 dated March 30, 2000 between ING Lease (Italia) S.p.A. and Villa Sistemi Medicali S.p.A.
10.18	Declaration of Final Obligation between the Ministry of Productive Industry and Villa Sistemi Medicali S.p.A. dated May 6, 2002.
10.19	Private Contract between Banca Mediocredito S.p.A and Villa Sistemi Medicali S.p.A. dated November 4, 1998 in the principal amount of 3 billion Lire.
10.20*	Change of Control Agreement as approved by the Board of Directors on October 24, 2002, substantially in the form used by the Company for the current executive officers as named in Item 11, except for Samuel E. Park (see Exhibit 10.13).
10.21	Waiver and First Amendment to Loan and Security Agreement dated as of November 1, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Current Report on Form 8-K filed on November 4, 2002.
21	Subsidiaries of Del Global Technologies Corp.
99.1	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, Samuel E. Park.
99.2	Certification Pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, Thomas V. Gilboy.

*	Represents a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K -

On April 9, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosures, to file Audited Consolidated Balance Sheets of the Registrant and its Subsidiaries as of July 28, 2001 and July 29, 2000 and the Related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the Fiscal Year Ended July 28, 2001.

On April 9, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5. Other Events and Regulation FD Disclosures to announce the signing of a commitment letter for a new senior credit facility and operating results for fiscal year ended July 28, 2001, summary balance sheet data at July 28, 2001 and July 29, 2000 and its outlook for fiscal 2002.

On November 4, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5. Other Events to report that two of its outside directors had received “Wells notices” from the Securities and Exchange Commission. They also reported a breach of certain covenants contained in its Loan and Security Document, along with a waiver of those covenants for the quarter ended August 3, 2002, from the lender.

On November 13, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5. Other Events to report the resignation of one of its outside directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.

November 14, 2002	By:	/s/ Samuel E. Park
Samuel E. Park
Chief Executive Officer

November 14, 2002	By:	/s/ Thomas V. Gilboy
Thomas V. Gilboy
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Director	November 14, 2002
David Michael

/s/ James Tiernan	Director	November 14, 2002
James Tiernan

/s/ Samuel E. Park	Director	November 14, 2002
Samuel E. Park

CERTIFICATION

I, Samuel E. Park, certify that:

1.	I have reviewed this annual report on Form 10-K of Del Global Technologies Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Except for the omission of fiscal years 1999 and 1998 in the Selected Financial Data (Item 6, Part II, of this Form 10-K), based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:      November 14, 2002

/s/ Samuel E. Park
Samuel E. Park
President and Chief Executive Officer

CERTIFICATION

I, Thomas V. Gilboy, certify that:

1.	I have reviewed this annual report on Form 10-K of Del Global Technologies Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Except for the omission of fiscal years 1999 and 1998 in the Selected Financial Data (Item 6, Part II, of this Form 10-K), based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:      November 14, 2002

/s/ Thomas V. Gilboy
Thomas V. Gilboy
Chief Financial Officer, Treasurer and Secretary

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of August 3, 2002 and July 28, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended August 3, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries at August 3, 2002 and July 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 3, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the accompanying consolidated statement of shareholders’ equity as of July 31, 1999 has been restated.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 13, 2002

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 3, 2002	July 28, 2001

	(Dollars in Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$895	$1,402
Marketable securities	45	379
Trade receivables (net of allowance for doubtful accounts of $1,127 and $607 for 2002 and 2001, respectively)	19,252	19,026
Inventory (net of allowance of $3,430 and $5,198 for 2002 and 2001, respectively)	20,956	27,528
Income tax receivable	3,992	—
Deferred income tax assets – current	2,590	4,643
Prepaid expenses and other current assets	1,644	391

TOTAL CURRENT ASSETS	49,374	53,369

Non-current assets:
Refundable income taxes	148	3,829
Fixed assets, net	9,152	9,731
Deferred income tax assets – non-current	13,982	9,796
Goodwill, net	3,239	3,450
Other intangible assets, net	477	666
Other assets	1,325	817

Total non-current assets	28,323	28,289

TOTAL ASSETS	$77,697	$81,658

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 3, 2002	July 28, 2001

	(Dollars in Thousands, except share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term credit facilities	$7,992	$12,950
Current portion of long-term debt	792	790
Accounts payable – trade	10,127	7,823
Accrued liabilities	11,252	8,825
Deferred compensation liability	207	228
Income taxes payable	356	484

Total current liabilities	30,726	31,100

NON-CURRENT LIABILITIES:
Long-term debt	5,114	4,703
Subordinated note	1,610	1,519
Other long-term liabilities	2,158	1,927

Total non-current liabilities	8,882	8,149

Total liabilities	39,608	39,249

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY	948	618

SHAREHOLDERS’ EQUITY:
Common stock – $.10 par value; authorized – 20,000,000 shares; issued – 10,976,081 shares at August 3, 2002 and 8,476,081 shares at July 28, 2001.	1,097	847
Additional paid-in capital	63,547	52,187
Obligation to issue shares and warrants	—	4,410
Accumulated other comprehensive loss	(229)	(391)
Accumulated deficit	(21,772)	(9,760)
Less common stock in treasury – 628,566 shares at August 3, 2002 and July 28, 2001	(5,502)	(5,502)

Total shareholders’ equity	37,141	41,791

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,697	$81,658

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	August 3, 2002	July 28, 2001	July 29, 2000

	(Dollars in Thousands, except per share amounts)

NET SALES	$98,132	$92,955	$79,590

COST OF SALES	78,553	74,091	64,888

GROSS MARGIN	19,579	18,864	14,702

Selling, general and administrative	21,697	17,253	15,313
Research and development	2,919	2,876	4,388
Litigation settlement costs	7,713	9,759	—
Facilities reorganization costs	1,292	822	—

Total operating expenses	33,621	30,710	19,701

OPERATING LOSS	(14,042)	(11,846)	(4,999)

Interest expense (net of interest income of $449, $164 and $84 in 2002, 2001 and 2000, respectively)	(1,198)	(1,308)	(750)
Other income	183	74	—

LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST	(15,057)	(13,080)	(5,749)

INCOME TAX BENEFIT	(3,242)	(4,938)	(2,034)

LOSS BEFORE MINORITY INTEREST	(11,815)	(8,142)	(3,715)

MINORITY INTEREST	197	379	(77)

NET LOSS	$(12,012)	$(8,521)	(3,638)

NET LOSS PER BASIC AND DILUTED SHARE	$(1.38)	$(1.09)	$(0.47)

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended

	August 3, 2002	July 28, 2001	July 29, 2000

	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,012)	$ (8,521)	$ (3,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,717	2,955	2,522
Deferred income tax benefit	(3,592)	(5,207)	(2,806)
Tax benefit from exercise of stock options and warrants	—	—	627
Loss on sale of fixed assets	—	9	45
Write-off of intangibles	—	—	706
Non cash facilities reorganization charge	—	499	—
Loss (gain) on sale of marketable securities and investment	40	(82)	(55)
Non cash litigation settlement costs	7,050	5,929	—
Non cash pension cost	—	22	(22)
Non cash compensation expense	—	249	—
Non cash contribution to profit sharing	—	—	50
Imputed interest – subordinated note	91	—	—
Minority Interest	197	379	(77)
Stock based compensation expense	150	150	52
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	1,079	(525)	522
Decrease in inventory	7,110	1,165	3,242
(Increase) Decrease in prepaid expenses and other current assets	(1,184)	835	(343)
(Increase) Decrease in other assets	(129)	(69)	1,033
Decrease (Increase) in income tax receivable	1,282	(488)	(1,527)
Increase (Decrease) in accounts payable – trade	1,558	(3,839)	406
Increase in accrued liabilities	2,087	2,274	541
(Decrease) Increase in deferred compensation liability	(21)	(1,349)	13
(Decrease) Increase in income taxes payable	(137)	142	(127)
(Decrease) Increase in other long-term liabilities	(18)	(332)	111

Net cash provided by (used in) operating activities	6,268	(5,804)	1,275

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset purchases	(1,150)	(677)	(1,183)
Net proceeds from sale of marketable securities and investment	294	1,301	—
Acquisition of subsidiary, net of cash acquired	—	—	(284)

Net cash (used in) provided by investing activities	(856)	624	(1,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	201	7,539	6,308
Repayment of bank borrowings	(5,848)	(1,734)	(5,043)
Stock repurchase	—	(108)	(1,164)
Capital contributions	—	—	107
Debt and other issuance costs	(338)	—	(150)
Proceeds from exercise of stock options	—	—	698

Net cash (used in) provided by financing activities	(5,985)	5,697	756

EFFECT OF EXCHANGE RATE CHANGES	66	(3)	3

CASH AND CASH EQUIVALENTS (DECREASE)INCREASE FOR THE YEAR	(507)	514	567
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	1,402	888	321

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$ 895	$ 1,402	$ 888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$ 1,220	$ 1,229	$ 588
Cash paid during the period for income taxes	361	488	1,551

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock Issued		Additional Paid-In Capital	Obligation to issue Shares & Warrants	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)
							Treasury Stock

	Shares	Amount					Shares	Amount	Total

Balance, July 31, 1999, as originally reported	8,278,646	$828	$50,799			$19,033	490,393	$(4,308)	$66,352
Prior period adjustment, net of income tax benefit of $9,861			(262)			(16,634)		(33)	(16,929)

Balance, July 31, 1999, as restated	8,278,646	828	50,537			2,399	490,393	(4,341)	49,423
Issuance of warrants			219						219
Exercise of stock options	273,444	27	671						698
Tax benefit related to exercise of stock options			627						627
Compensation cost of non-employee stock options and warrants issued			52						52
Contribution to profit sharing plan	5,861	1	49						50
Costs of registration statements			(16)						(16)
Shares repurchased							139,044	(1,164)	(1,164)
Comprehensive Loss:
Net loss						(3,638)			(3,638)
Accumulated unfunded obligation for pension trust					$(22)				(22)
Foreign exchange					(167)				(167)

Total comprehensive loss									(3,827)

Balance, July 29, 2000	8,557,951	856	52,139		(189)	(1,239)	629,437	(5,505)	46,062
Shares and warrants to be issued for litigation settlement				$4,410					4,410
Shares repurchased							11,500	(108)	(108)
Compensation cost of non-employee stock options and warrants issued			150						150
Stock option exercise reversal	(81,870)	(9)	(102)				(12,371)	111	—
Comprehensive loss:
Net loss						(8,521)			(8,521)
Foreign exchange					(202)				(202)

Total comprehensive loss									(8,723)

Balance, July 28, 2001	8,476,081	$847	$52,187	$4,410	$(391)	$(9,760)	628,566	$(5,502)	$41,791

Settlement of class action lawsuit:
Issuance of stock	2,500,000	250	9,500	(3,750)					6,000
Issuance of warrants			1,710	(660)					1,050
Compensation cost of non-employee stock options and warrants issued			150						150
Comprehensive loss:
Net loss						(12,012)			(12,012)
Accumulated unfunded obligation for pension trust					(423)				(423)
Foreign exchange					585)				585)

Total comprehensive loss									(11,850)

Balance, August 3, 2002	10,976,081	$1,097	$63,547	$—	$(229)	$(21,772)	628,566	$(5,502)	$37,141

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Summary of Significant Accounting Policies

Description of Business Activities – Del Global Technologies Corp. (“Del”) together with its subsidiaries (collectively, the “Company”), is engaged in two major lines of business: Medical Systems Group and Power Conversion Group. The Medical Systems Group segment designs, manufactures and markets imaging and diagnostic systems consisting of stationary and portable x-ray imaging systems, radiographic/fluoroscopic systems, mammography systems and dental systems. The Power Conversion Group segment designs, manufactures and markets proprietary precision power conversion and noise suppression subsystems and products for medical as well as critical industrial applications.

Principles of Consolidation – The consolidated financial statements are prepared on the accrual basis of accounting, which conforms to accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and include the accounts of Del and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, allowance for obsolete and excess inventory, realizability of deferred income tax assets, recoverability of intangibles and other long-lived assets, and future obligations associated with the Company’s litigation.

Accounting Period – The Company’s fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. For the Villa Sistemi Medicali S.p.A (“Villa”) subsidiary, these financial statements include seven months of results in fiscal year 2000, from the date of acquisition to July 31, 2000. The process of converting Italian statutory financial statements to U.S. GAAP added several days to Villa’s normal close and would delay the Company’s consolidated close, therefore; the Company has determined that starting in fiscal year 2001, Villa’s reporting would be changed to a 1-month lag versus the Company’s 52/53 week fiscal year. Hence, Villa’s results are consolidated into Del based on a fiscal year that ends on June 30. As a result, the financial statements for fiscal year 2001 include eleven months of Villa’s results, from August 2000 through and including June 2001, and twelve months in fiscal year 2002 (See Note 13). This difference did not have a material impact on the consolidated financial statements.

Cash and Cash Equivalents – The Company considers highly liquid instruments readily convertible to known amounts of cash with original maturities of three months or less measured from their acquisition date to be cash equivalents.

Marketable Securities – The Company classifies all of its marketable securities as trading. Trading securities are carried at fair value, with the unrealized gains and losses reported as a component of income. Marketable securities are classified in the consolidated balance sheets as current assets. The cost of securities sold is based on the specific identification method.

Inventories – Inventories are stated at the lower of cost or market value. Cost is comprised of direct materials and, where applicable, direct labor costs and those overheads that have been incurred in transporting the inventories to their present location and condition. Engineering costs incurred to set up products to be manufactured for a customer purchase order are capitalized when the scope of the purchase order indicates that such costs are recoverable. Such costs are included in work-in-process inventory and amortized on a units shipped basis over the life of the customer order from the date of first shipment. Cost is calculated using the FIFO method. Market value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

Fixed Assets, Net – Fixed assets, net are stated at cost less accumulated depreciation and amortization. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income or loss. Depreciation is computed utilizing the straight-line method. The cost of leasehold improvements is amortized over the shorter of the useful life or the term of the lease.

Depreciable lives are generally as follows:

Description	Useful Lives

Buildings	25-33
Machinery and equipment	5-15
Furniture and fixtures	5-10
Transportation equipment	3-4
Computer and other equipment	3-7

Recoverability of Long-Lived Assets – The Company evaluates the carrying amounts of long-lived assets (including intangibles) to determine if events have occurred which would require modification to the carrying values. In evaluating carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows and business plans. In the event that impairment has occurred, the fair value of the related asset is determined and the Company records a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

Deferred Financing Costs, Net – Financing costs, including fees, commission and legal expenses are capitalized and amortized on a straight line basis, which approximates the interest method, over the term or expected term of the relevant loan. Amortization of deferred financing costs is included in interest expense (income), net.

Goodwill, Net – Goodwill represents the excess of the cost of acquisitions over the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is amortized on a straight-line basis over 15 to 25 years. Accumulated amortization for goodwill was $1,366 and $1,155 at August 3, 2002 and July 28, 2001, respectively.

Other Intangibles, Net – Other intangible assets are patents, trademarks, manufacturing rights, customer lists and non-compete agreements acquired with the purchase of certain assets of a subsidiary. Intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. The cost of renewing patents and trademarks are charged to the operations as incurred. Accumulated amortization for other intangibles was $1,078 and $1,298 at August 3, 2002 and July 28, 2001, respectively.

Revenue Recognition – Sales of goods are recognized when goods are shipped and title has passed. Credits for returns and allowances are also provided for where necessary.

Research and Development Costs – Research and development costs are recognized as an expense in the period in which they are incurred.

Income Taxes – Deferred income tax assets and liabilities represents the effects of the differences between the income tax basis and financial reporting basis of assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized. Management provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.

Net Loss Per Share – Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Options to purchase common stock have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Financial Instruments – The carrying amount of the Company’s financial instruments, which include cash equivalents, marketable securities, accounts receivable, short-term credit facilities, revolving credit facilities and accounts payable, approximates their fair value at August 3, 2002, and July 28, 2001.

Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities and trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at August 3, 2002.

Stock-Based Compensation – The Company accounts for stock based employee compensation arrangements in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, between the fair value of the Company’s stock and the exercise price of the option. Options are generally granted at the fair market value at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consid eration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instruments issued is the date on which the counter party’s performance is complete.

Recent Accounting Pronouncements – Effective July 30, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. The adoption of SFAS 133 as of July 30, 2000 did not have an impact on the Company’s consolidated financial statements.

During July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, this statement further clarifies the criteria for recognition of intangible assets separately from goodwill for all business combinations completed after June 30, 2001, as well as requiring additional disclosures for business combinations. SFAS No. 142 requires that goodwill no longer be subject to amortization over its estimated useful lives. Beginning on August 4, 2002, amortization of goodwill will no longer be permitted and the Company will be required to assess these assets for impairment annually, or more frequently if circumstances indicate a potential impairment. Furthermore, this statement provides specific guidance for testing goodwill for impairment. Transition-related impairment losses, if any, which result from the initial assessment of goodwill and certain intangible assets would be recognized by the Company as a cumulative effect of accounting change on August 4, 2002. The Company has not yet determined the impact, if any, that the adoption of this statement will have on its consolidated financial statements. Amortization expense for goodwill was $211, $234, and $221 for fiscal years 2002, 2001 and 2000, respectively.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. There will be no significant impact on the consolidated financial statements upon the adoption of this statement.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued in April 2002. This pronouncement rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and changed the accounting treatment for capital lease modifications by amending SFAS No. 13, Accounting for Leases. This pronouncement also amends the existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. There will be no significant impact on the financial statements upon the adoption of this statement.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such cost is incurred rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 does not impact previously recorded liabilities and, therefore, the initial adoption of this standard will not have a material effect on the Company’s financial statements.

Reclassifications – Certain prior year’s amounts have been reclassified to conform to the current year presentation.

2. Inventory

Inventory consists of the following:

	August 3, 2002	July 28, 2001

Raw materials and purchased parts	$12,980	$13,671
Work-in-process	7,084	15,069
Finished goods	4,322	3,986

	24,386	32,726
Less: allowance for obsolete and excess inventory	(3,430)	(5,198)

Total inventory, net	$20,956	$27,528

The Company has pledged all of its inventories in the U.S. having a carrying amount of approximately $14,530 and $20,400 at August 3, 2002 and July 28, 2001, respectively, to secure its credit facility with its lender.

3. Fixed Assets

Fixed assets consist of the following:

	August 3, 2002	July 28, 2001

Land	$694	$694
Buildings	5,255	4,832
Machinery and equipment	13,954	13,620
Furniture and fixtures	1,522	1,379
Leasehold improvements	1,686	1,408
Transportation equipment	44	19
Computers and other equipment	3,798	3,245

	26,953	25,197
Less accumulated depreciation and amortization	(17,801)	(15,466)

Fixed assets, net	$9,152	$9,731

The Company has pledged all of its machinery and equipment in the U.S. having a carrying amount of approximately $5,089 and $6,284 at August 3, 2002 and July 28, 2001, respectively, to secure its credit facility with its lender.

Depreciation expense for fiscal 2002, 2001, and 2000 was $2,289, $2,392, and $1,910, respectively.

4. Short-term Credit Facilities and Long-term Debt

	August 3, 2002	July 28, 2001

Short term credit facilities are summarized as follows:
Revolving lines of credit:
Domestic	$6,943	$8,500
Foreign	1,049	4,450

	$7,992	$12,950

As a result of the delay in issuing the July 29, 2000 financial statements, the Company was not in compliance with the terms of its previous U.S. credit agreement, and the amounts outstanding under such agreement ($8,500 at July 28, 2001), were callable by the lender. Because of the continued non-compliance with the terms of the agreement, the Company negotiated a Forbearance Agreement with the lender in June 2001. The Forbearance Agreement provided that the lender would forbear from instituting any remedies under the credit agreement for the period of the Forbearance Agreement. In exchange for this forbearance, the Company paid the lender $180 during fiscal year 2002.

In June 2002, the Company completed a new working capital facility with a replacement lender. This new credit facility is for $10 million, and for a term of 3 years.

Interest under the U.S. credit facility is at prime, or at the Company’s option, at a rate tied to LIBOR. The interest rate on the revolving line of credit is at prime plus 0.75%, which was 5.5% and 7.0% at August 3, 2002 and July 28, 2001, respectively. The new credit facility is subject to commitment fees of 3/8% on the daily-unused portion of the facility, payable monthly. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.

The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, intellectual property, fixed assets, and inventory. The Company incurred $338 in legal and other fees associated with obtaining this new credit facility. These costs were recorded as deferred charges, and since the Company anticipates that it will replace this credit facility prior to maturity, these costs are being amortized over a two year period.

Under the terms of the new credit facility, the Company is required to comply with various operational and financial covenants, as defined, including (i) minimum earnings levels as defined, (ii) fixed charge coverage ratio, (iii) debt to earnings ratio and (iv) minimum tangible net worth. In addition, the facility places limitations on the Company’s ability to make capital expenditures and to pay dividends.

The Company was not in compliance with certain financial covenants in its new credit facility for the quarter ended August 3, 2002. The Company obtained a waiver of the violations through November 20, 2002. As a condition of the waiver, and until the financial covenants contained in the credit agreement are amended, the Company has agreed to a reduction of $1,500 availability under the credit facility.

The Company expects to be able to negotiate amended covenants of its credit facility that will be achievable based on its revised financial plan for fiscal year 2003.

In addition to the credit facilities at the U.S. subsidiaries discussed above, the Company’s Italian subsidiary has certain short-term credit facilities, with interest rates ranging from 6% to 11.8%. The total amount outstanding on the short-term credit facilities at August 3, 2002 and July 28, 2001 was $1,049 and $4,450, respectively.

Long-Term Debt – Long-term debt was comprised of the following:

	August 3, 2002	July 28, 2001	Interest Rate

Italian subsidiary’s total long-term debt:
Capital lease obligation	$2,736	$2,430	3.5%
Medium-term credit facilities with commercial institutions:
variable rate	1,273	1,316	Euribor + 1.0%
fixed rate	—	128	5.7%
Italian Government long-term loans	1,659	1,381	3.4%

	5,668	5,255
U.S. subsidiary long-term debt	238	238	12%

	5,906	5,493
Less: current portion	(792)	(790)

Long-term debt	$5,114	$4,703

The variable interest rate at August 3, 2002 and July 28, 2001 on the medium-term credit facility, based on the formula Euribor + 1%, amounts to 4.4% and 5.4%, respectively.

The principal of medium-term credit facility at a variable interest rate is payable on a semi-annual basis, interest payments are due on a quarterly basis. Payments are due from September 2002 until March 2007. The outstanding balance for the medium-term credit facility at a fixed rate was due on September 2001, which represents the last payment. Payments relating to the two Italian Government long-term loans are due annually from February 2003 until February 2010 and from September 2003 until September 2010, respectively.

The U.S. subsidiary long-term debt is payable annually, with the last payment due November 2001. The Company did not pay this debt due to a dispute, which was resolved subsequent to year end. See Note 14 Subsequent Events.

Subordinated Note – In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of a $2,000 subordinated note that was issued in April 2002. The subordinated note does not pay interest currently, but accrues interest at 6% per annum and was recorded at issuance at a discounted present value of $1,519. The balance at August 3, 2002 was $1,610.

The Company is obligated to make principal payments under its long-term debt and subordinated note (“Debt”) and capital lease as follows:

Fiscal Year Ending	Debt	Capital Lease	Total

2003	$688	$285
2004	435	300
2005	441	300
2006	448	326
2007	454	405
2008 and beyond	2,314	1,520
Purchase option	—	764

Total payments	4,780	3,900
Less imputed interest	—	(1,164)

Total	$4,780	$2,736	$7,516

5. Employee Benefit

The Company has employee benefit Plans for eligible employees. The Profit Sharing Plan provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company. No contribution was authorized for fiscal year ended 2002 or 2001, but $100 was contributed for fiscal year 2000. The Plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. The Company also has a defined benefit Plan, which was frozen effective February 1, 1986.

6. Segment Reporting

The Company has two reportable segments; the Medical Systems Group and the Power Conversion Group. Operating segments are defined as components of an enterprise, about which separate financial information is available, that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is comprised of the Chief Executive Officer and the senior executives of the Company’s operating segments. The Company evaluates its operating segments based on operating income or loss.

The “Other” category represents the costs associated with the litigation settlement.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are attributable to geographic areas based on the location of the customers.

Selected financial data of these segments are as follows:

Fiscal Year Ended August 3, 2002	Medical Systems Group	Power Conversion Group	Other	Total

Net sales to external customers	$54,615	$43,517	$—	$98,132
Cost of sales	42,111	36,442	—	78,553

Gross Margin	12,504	7,075	—	19,579

Selling, general and administrative	8,502	13,195	—	21,697
Research and development	1,407	1,512	—	2,919
Litigation settlement costs	—	50	7,663	7,713
Facilities reorganization costs	—	1,292	—	1,292

Total operating expenses	9,909	16,049	7,663	33,621

Operating income / (loss)	$2,595	$(8,974)	$(7,663)	(14,042)

Interest expense				(1,198)
Other income				183

Loss before income tax benefits and minority interest				$(15,057)

Depreciation	$657	$1,632	$—	$2,289
Amortization	276	152	—	428

Segment Assets	32,038	24,946	20,713	77,697
Expenditures for segment assets	574	576	—	1,150

Inter-segment sales were $359 for fiscal year ended August 3, 2002. Segment assets of $21,565 are located in Italy.

Fiscal Year Ended July 28, 2001	Medical Systems Group	Power Conversion Group	Other	Total

Net sales to external customers	$46,528	$46,427	$—	$92,955
Cost of sales	37,234	36,857	—	74,091

Gross Margin	9,294	9,570	—	18,864

Selling, general and administrative	7,334	9,919	—	17,253
Research and development	1,552	1,324	—	2,876
Litigation settlement costs	—	—	9,759	9,759
Facilities reorganization costs	52	770	—	822

Total operating expenses	8,938	12,013	9,759	30,710

Operating income / (loss)	$356	$(2,443)	$(9,759)	(11,846)

Interest expense				(1,308)
Other income				74

Loss before income tax benefit and minority interest				$(13,080)

Depreciation	$568	$1,824	$—	$2,392
Amortization	256	307	—	563
Segment Assets	30,603	32,786	18,269	81,658
Expenditures for segment assets	485	192	—	677

Inter-segment sales were $33 for fiscal year ended July 28, 2001. Segment assets of $19,502 are located in Italy.

Fiscal Year Ended July 29, 2000	Medical Systems Group	Power Conversion Group	Other	Total

Net sales to external customers	$39,125	$40,465	$—	$79,590
Cost of sales	36,532	28,356	—	64,888

Gross Margin	2,593	12,109	—	14,702

Selling, general and administrative	4,830	10,483	—	15,313
Research and development	2,305	2,083	—	4,388

Total operating expenses	7,135	12,566	—	19,701

Operating loss	$(4,542)	$(457)	$—	(4,999)

Interest expense				(750)
Other income				—

Loss before income tax benefit and minority interest				$(5,749)

Depreciation	$361	$1,549	$—	$1,910
Amortization	272	340	—	612
Segment Assets	31,953	38,470	12,381	82,804
Expenditures for segment assets	347	836		1,183

Inter-segment sales were $182 for fiscal year ended July 29, 2000. Segment assets of $16,983 are located in Italy.

Fiscal year 2000 includes only 7 months of Villa Sistemi Medicali in the Medical Systems Group segment due to its acquisition in December 1999.

Major Customers and Export Sales – During fiscal years 2002, 2001, and 2000, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Export sales were 34%, 26% and 20% of the Company’s consolidated net sales in fiscal years ended August 3, 2002, July 28, and July 29, 2000, respective.

Net sales by geographic areas were:

	August 3, 2002		July 28, 2001		July 29, 2000
United States / Canada	$64,194	66%	$69,028	74%	$63,653	80%
Europe	20,723	21%	17,900	19%	10,119	13%
Far East	5,747	6%	2,765	3%	1,727	2%
Mexico, Central and South America	3,392	3%	1,444	2%	1,829	2%
Africa, Middle East and Australia	4,076	4%	1,818	2%	2,262	3%

	$98,132	100%	$92,955	100%	$79,590	100%

7. SHAREHOLDERS’ EQUITY

Prior Period Adjustments – The accompanying consolidated statements of shareholders’ equity include the impact of the restatement of prior years’ consolidated financial statements to correct several errors in the financial statements of those prior years. These adjustments relate to improper sales cut-off, inventory obsolescence, fixed assets lives, application of percentage of completion accounting, deferral of certain costs, over capitalization of engineering costs and material handling costs in both inventory and internally constructed fixed assets and accounting for treasury stock. The adjustments had the effect of reducing shareholders’ equity in the amount of $16,929, net of income tax benefit of $9,861.

Obligation to issue Shares and Warrants — The Company’s Obligation to issue shares and warrants included in the shareholders’ equity section at July 28, 2001, reflect the terms of the settlement reached in July 2001 in connection with a class action complaint brought by shareholders against the Company and other parties. As a result of the settlement, the Company was obligated to issue subordinated notes, shares and warrants to certain shareholders. The equity portion of the settlement totaled $4,410 and appears as “Obligation to issue Shares and Warrants” in the consolidated balance sheets and consolidated statements of shareholders’ equity. Common shares were valued at $3,750 and warrants at $660 at July 28, 2001. These shares and warrants were revalued at January 29, 2002 when final court approval was obtained, with the resulting increase in value of $7,050. Common shares were valued at $9,750 and warrants at $1,710.

Comprehensive Income (Loss) – The components of comprehensive income (loss) are as follows:

	Foreign currency translation gains/(losses)	Accumulated unfunded obligation for pension trust	Total

Balance as of July 31, 1999	$—	$—	$—
Net change	(167)	(22)	(189)

Balance as of July 29, 2000	(167)	(22)	(189)
Net change	(202)	—	(202)

Balance July 28, 2001	(369)	(22)	(391)

Net change	585	(423)	162

Balance August 3, 2002	$216	$(445)	$(229)

Stock Buy-Back Program – In September 2000, the Board of Directors approved an additional repurchase of $3,000 of the Company’s common stock bringing the total authorized to $7,500. During the fiscal years ended August 3, 2002 and July 28, 2001, the Company repurchased 0 and 11,500 shares for $0 and $108, respectively. As of August 3, 2002, the Company had 489,806 shares purchased for $4,502 under this Stock Buy-Back Program. Of the total purchases, 189,200 of these shares were repurchased from the Company’s former Chief Executive Officer for $1,851.

Stock Option Plan and Warrants – The Company has a stock option plan under which a total of 3,874,293 options to purchase common stock may be granted. Substantially, all of the options granted under this Plan provide for graded vesting and vest generally at a rate of 25% per year beginning one year from the date of grant, expiring ten to fifteen years from the date they are granted. The option price per share is determined by the Board of Directors, but cannot be less than 85 percent of fair market value of a share at the date of grant. All options to date have been granted at the fair market value of the Company’s stock at the date of grant. No options can be granted under this plan subsequent to December 31, 2009.

The Company granted a total of 165,000 options during the fiscal year 2002; 50,000 in August 2001 at a price of $1.15, 105,000 in October 2001 at $1.80 and 10,000 in January 2002 at $2.62. Corporate Officers received 155,000 of these options, while employees received 10,000. No options were exercised during the fiscal year ended August 3, 2002.

The Company has granted a total of 936,870 options during the fiscal year 2001; 50,000 in July and September at prices ranging from $8.63 to $9.13, 81,870 in December at $1.36 and 805,000 granted in April 2001 at $1.00 per share. Newly appointed Corporate officers received 310,000 options while various employees, directors and consultants received 626,870. No options were exercised during the fiscal year ended July 28, 2001.

The Company has granted a total of 310,800 options during fiscal year 2000; 219,800 in October 1999 at $7.50, 51,000 in December 1999 at $7.94 and 40,000 in smaller grants throughout the year in prices ranging from $7.63 to $8.94. Corporate officers and directors received 112,000 of these options, while employees received 198,800.

In December 2000, the Company’s Board of Directors approved the rescission of 81,870 shares previously exercised by one of its members. The transaction has been reflected in the consolidated statements of shareholders’ equity. Shares originally used to exercise the option recorded as treasury have also been adjusted and reflected in the consolidated statements of shareholders’ equity. The Company recorded an expense in connection with the rescission and deferred tax assets were adjusted accordingly for the previous tax benefit recognized.

In December 2000, the Board of Directors approved an extension of time to exercise for all stock option holders. The extension covers all options which would have expired during the period from the stock de-listing date up to the date that the shares finally become re-listed. This extension will allow stock option holders a period of six months from the date of re-listing to exercise vested options which may have expired without the extension.

Option Activity

The following stock option information is as of:

	August 3,2002		July 28, 2001		July 29, 2000
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Granted and outstanding, beginning of year	1,825,055	$3.62	1,503,683	$5.88	1,479,717	$5.03
Granted	165,000	1.65	936,870	1.46	310,800	7.62
Exercised	—		—		(273,444)	3.12
Cancelled and forfeited	—		(615,498)	6.13	(13,390)	8.09

Outstanding at end of year	1,990,055	3.45	1,825,055	3.62	1,503,683	5.88

Exercisable at end of year	1,471,779	3.81	1,064,935	4.21	1,001,673	5.34

As of August 3, 2002 the distribution of stock option exercise prices is as follows:

	Options Outstanding			Options Exercisable

Exercise Price Range	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Shares Exercisable	Weighted Average Exercise Price

$1.00-2.62	1,206,073	$1.22	7.3	796,072	$1.31
$4.28-$6.18	315,675	5.10	5.9	315,675	5.10
$7.00-8.25	338,598	7.62	11.3	248,448	7.64
$8.56-$10.00	129,709	9.36	11.2	111,584	9.44

	1,990,055	$3.45		1,471,779	$3.81

At August 3, 2002 and July 28, 2001 there were outstanding warrants of 1,065,000 and 65,000 respectively. Of these warrants 1,000,000 were granted to the Company’s shareholders as part of litigation settlement in fiscal year 2002, 50,000 were granted to the former majority shareholder of Villa Sistemi Medicali S.p.A (“Villa”) in connection with the acquisition of Villa and 15,000 were granted to consultants for services rendered.

As of August 3, 2002 the distribution of warrants is as follows:

Exercise Price	Number of Warrants	Expiration Date

$7.94	50,000	December 2005
$7.69	15,000	October 2004
$2.00	1,000,000	March 2008

	1,065,000

An expense has been recognized for the fair value of options and warrants granted to such non-employees in the amounts of $150, $150 and $52 for fiscal years ended 2002, 2001, and 2000, respectively. An expense of $1,050 and $660 has been recognized during the fiscal years ended 2002 and 2001 respectively as litigation settlement cost for the fair value of warrants granted to the Company’s shareholders as part of the litigation settlement.

The Company follows the provisions of APB 25 to account for its stock option plan. The fair value of the options were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of seven years, volatility ranging from 40% to 90%, risk free interest rate from 5% to 6.8%, and no dividend yield.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net loss and net loss per share for the fiscal years ended August 3, 2002, July 28, 2001, and July 29, 2000 would have been stated at the pro forma amounts indicated below:

		For fiscal years ended

		August 3, 2002	July 28, 2001	July 29, 2000

Net loss:	As reported	$(12,012)	$(8,521)	$(3,638)
	Pro forma	$(12,550)	$(9,127)	$(4,411)
Basic and diluted loss per share	As reported	$(1.38)	$(1.09)	$(0.47)
	Pro forma	$(1.45)	$(1.16)	$(0.56)
Weighted average number of shares outstanding		8,680,848	7,847,515	7,810,500

8. Loss Per Share

	For fiscal years ended

	August 3, 2002	July 28, 2001	July 29, 2000

Numerator:
Net loss	$(12,012)	$(8,521)	$(3,638)
Denominator:
Denominator for basic loss per share:
Weighted average shares outstanding	8,680,848	7,847,515	7,810,500
Effect of dilutive securities	—	—	—

Denominator for diluted loss per share	8,680,848	7,847,515	7,810,500

Loss per basic and diluted common share	$(1.38)	$(1.09)	$(0.47)

Common shares outstanding for the years ended August 3, 2002, July 28, 2001 and July 29, 2000 were reduced by 628,566, 628,566 and 629,437 shares of treasury stock, respectively.

The computation of diluted shares outstanding does not include weighted average 634,734, 218,503, and 360,756 for employee stock options and 456,374, 0, and 14,051 warrants to purchase company common stock for fiscal years 2002, 2001 and 2000, respectively, since the effect of their assumed conversion would be anti-dilutive.

9. Income Taxes

The Company’s consolidated loss before income tax benefit and minority interest for fiscal years 2002, 2001 and 2000 of $15,057, $13,080, and $5,749, respectively, reflects a U.S. pre-tax loss of $17,645, $14,565, and $4,970, respectively, offset by foreign pre-tax net income of $2,588, and $1,485 for fiscal year 2002 and 2001, respectively, and a foreign pre-tax loss of $779 for fiscal year 2000.

Benefit for income taxes consists of the following:

	For fiscal years ended

	August 3, 2002	July 28, 2001	July 29, 2000

Current Tax Expense:
Foreign	$550	$269	$—
Deferred (Benefit):
Federal	(4,303)	(4,325)	(2,109)
State and local	(259)	(798)	(740)
Foreign	770	(84)	(33)

Net Benefit	$(3,242)	$(4,938)	$(2,882)

The following is a reconciliation of the statutory Federal and effective income tax rates:

	For fiscal years ended

	August 3, 2002	July 28, 2001	July 29, 2000

Statutory Federal Income Tax Rate (Benefit)	(34.0)%	(34.0)%	(34.0)%
State Tax (Benefit), less Federal tax effect	(4.7)%	(4.0)%	(6.1)%
Foreign	2.9%	1.4%	(1.5)%
IRS Audit Adjustments	12.7%	—	4.1%
Other	1.6%	(1.5)%	1.5%

Effective tax benefit rate	(21.5)%	(36.0)%	(36.0)%

Deferred income tax assets (liabilities) are comprised of the following:

	August 3, 2002	July 28, 2001

Deferred income tax assets:
Federal net operating loss carryforward	$10,679	$6,129
Foreign deferred tax assets	702	1,774
Litigation settlement costs	—	2,229
State tax credits and operating loss carryforward	2,317	2,235
Federal R&D tax credits	—	604
Reserve for inventory obsolescence	900	1,902
Allowances and reserves not currently deductible	1,475	735
Amortization	445	454
Defined benefit pension	71	57

Gross deferred income tax assets	16,589	16,119
Less valuation allowance	—	(955)

Deferred income tax assets	16,589	15,164

Deferred income tax liabilities:
Federal effect of state tax credits	—	(336)
Depreciation	—	(355)
Inventory	—	(34)
Other	(17)	—

Gross deferred income tax liabilities	(17)	(725)

Net deferred income tax assets	$16,572	$14,439

Deferred income tax assets are recorded in the consolidated balance sheets as follows:

	August 3, 2002	July 28, 2001

Deferred tax assets – current	$2,590	$4,643
Deferred tax assets – non-current	13,982	9,796

	$16,572	$14,439

For the year ended July 28, 2001, a valuation allowance has been recorded for New York State tax credits and for foreign subsidiary net operating loss carryforwards not expected to be realized before expiring. The portion of the valuation allowance attributable to the foreign subsidiary net operating loss carryforwards decreased from $297 at 2001 to $0 at 2002. The portion of the allowance attributable to New York State tax credits ($658) is no longer necessary as the Company has determined that these credits will not be utilized, and therefore, these credits have been written off.

In fiscal year 2000, based on our foreign subsidiary’s operating results for the seven months since its acquisition, management had doubts about the utilization of net operating loss carryforwards at that subsidiary. In fiscal year 2001, the Company determined that it was more likely than not that its foreign subsidiary would utilize its net operating loss carryforwards. As a result, the Company reduced the valuation allowance by approximately $2,600 in fiscal year 2001.

At August 3, 2002, for income tax purposes, the Company had Federal net operating loss carryforwards of approximately $31,408, state net operating loss carryforwards of $27,497, which will expire in 2020 through 2022.

For foreign tax purposes, the Company’s Italian subsidiary has net operating loss carryforwards of approximately $315, which will expire in 2004.

Refundable income taxes are $148 and $3,829 at August 3, 2002 and July 28, 2001, respectively, which represent refunds that are expected from federal and state government agencies when the applicable amended tax returns are filed for the fiscal years 1997, 1998, 1999 and 2000, as well as tax returns for fiscal 2001.

At August 3, 2002 the Company has an income tax receivable of $3,992, which represents refunds claimed on amended tax returns filed with the federal government for fiscal years ended 1997, 1998, 1999, 2000 and 2001. As of November 1, 2002, the Company has received $3,105 of this refund.

10. Commitments and Contingencies

a.	Securities and Exchange Commission (“SEC”) Investigation – On December 11, 2000, the Division of Enforcement of the SEC issued a formal Order Directing Private Investigation, designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company’s previously issued financial statements. The Company has provided numerous documents to and continues to cooperate fully with the SEC staff.

The Company has reached an agreement in principle with the staff of the SEC to settle the SEC’s claims against the Company for a settlement that will include a penalty of up to $400,000, and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The proposed settlement may be subject to, amongst other things, a future restatement of historical financial statements for the Company, or other material adjustments. However, management is not aware of any restatements or adjustments required with respect to financial statements filed with this Fiscal 2002 Form 10-K. In addition, the proposed settlement will require the approval by the Commission and by the Court. We can give no assurance that this settlement will be approved by either the Commission or the Court.

Although the Company has not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principal is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company has recorded a charge of $685 in the fourth quarter of fiscal 2002 related to this agreement in principal with the SEC staff, which includes associated legal costs.

b.	Department of Defense Investigation – On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York in connection with an investigation by the US Department of Defense (“DoD”). RFI supplies noise suppression filters for communications and defense applications. The Company is fully cooperating with this investigation, and has retained special counsel to represent the Company on this matter. Management of the Company cannot predict the duration of such investigation or its potential outcome.

c.	ERISA Matters – During the year ended July 28, 2001, management of the Company concluded that violations of the Employee Retirement Income Security Act, (“ERISA”) existed relating to a defined benefit Plan for which accrual of benefits had been frozen as of February 1, 1986. The violations related to excess concentrations of the Common Stock of the Company in the Plan assets. In July 2001, management of the Company decided to terminate this Plan, subject to having available funds to finance the plan in accordance with rules and regulations relating to terminating pension plans. This plan has not been terminated yet, but the Company expects to start the process of terminating this plan in fiscal 2003.

d.	Employment Matters – The Company had an employment agreement with the former Chief Executive Officer through July 2005. The agreement provided a minimum base salary, deferred compensation and bonuses, as defined. The Company accrued deferred compensation at a rate of 5% of pretax income with a minimum of $100 and a maximum of $125.

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

The former Chief Executive Officer has answered the Company’s complaint, and has counterclaimed for damages based on the termination of his employment by the Company. The former CEO also brought third party claims against certain directors and officers, which were dismissed on October 18, 2002. The former CEO is seeking damages in excess of $500. The Company intends to pursue vigorously its claims against the former Chief Executive Officer and believes it has meritorious defenses to the counterclaims. However, due to the former CEO's financial condition, and competing claims and or fines and penalties that may be imposed, there can be no assurance that the Company will ever recover any damages from the former CEO.

The Company has entered into an employment agreement with its new Chief Executive Officer for the period July 2001 to April 2004. The terms of this agreement provide base salary, bonuses and deferred compensation. The new Chief Executive Officer may earn a bonus, which may be based on a percentage of his base salary, if certain performance goals established by the board are achieved. The new Chief Executive Officer’s agreement provides that the new Chief Executive Officer will have the option to defer a portion of his bonus. In addition, the new Chief Executive Officer’s employment agreement provides for certain payments in the event of death, disability or change in the control of the Company.

e.	Indemnification Legal Expenses – In connection with the Company’s previously reported accounting irregularities and the related shareholder litigation and governmental enforcement actions, during fiscal year 2002, the Company spent approximately $209 in the advancement of legal expenses for those directors, officers and employees that are indemnified by the Company. During the first quarter of fiscal year 2003, management estimates that the Company has incurred additional expenses of this nature of approximately $100. Management is unable to estimate at this time the amount of legal fees that the Company may have to pay in the future related to these matters. Further, there can be no assurance that those to whom we have been advancing expenses will have the financial means to repay the Company pursuant to undertaking agreements that they executed, if it is later determined that such individuals were not entitled to be indemnified.

f.	Lease Commitments – The Company leases facilities for its corporate offices and manufacturing operations with expiration dates ranging from 2003 through 2007. In addition, the Company has various auto leases accounted for as operating leases. The future minimum annual lease commitments as of August 3, 2002 are as follows:

Fiscal Year	Amount

2003	$1,089
2004	675
2005	516
2006	333
2007	65

Total	$2,678

Rent expense for fiscal 2002, 2001, and 2000 was $1,412, $1,241, and $1,456, respectively.

g.	Other Legal Matters – The Company is a defendant in several other legal actions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

h.	Class Action Litigation Settlement – A consolidated class action complaint against the Company, certain of its former officers and certain of our current and former directors and its auditors was filed on February 16, 2001 in the U.S. District Court for the Southern District of New York by certain of our shareholders. The complaint alleged violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Company’s common stock during the class period November 6, 1997 to November 6, 2000. The complaint sought rescission of the purchase of shares of the Company’s Common Stock or alternatively, unspecified compensatory damages, along with costs and expenses including attorney’s fees.

On July 26, 2001, the Company and certain other defendants reached an agreement in principle to settle a consolidated class action complaint filed on February 16, 2001. Under the terms of the settlement, the Company provided the plaintiffs: (i) a $2,000 subordinated note due five years from the date of issuance with interest in arrears accrued at 6% per annum; (ii) 2.5 million shares of the Company’s Common Stock; and, (iii) 1 million warrants to purchase the Company’s Common Stock at $2 per share. The warrants are callable by the Company at $0.25 per share if the Company stock trades at a price in excess of $4 per share for 10 days or more. This settlement was approved by the U.S. District Court for the Southern District of New York on January 29, 2002. It will be necessary for the Company to register the common stock underlying these warrants before the Company can allow for the exercise of these warrants.

Management of the Company believes the terms of the agreement in principle provided a reasonable basis to estimate the value of the Company’s portion of the settlement as of July 28, 2001, and, accordingly, recorded a charge of $9,759 in fiscal year 2001. This amount was calculated using a discount factor of 12% to present value the subordinated note, the per share price of $1.50 that was the closing price of the Company’s stock in the over the counter market on July 28, 2001, and an option pricing model to value the warrants. Also included in the charge were legal and other specialized fees incurred through July 2001 of $3,572 and an accrual for legal and related fees incurred in fiscal year 2002 of $821.

When the Court approved the class action settlement on January 29, 2002, and opportunities for appeal expired on March 21, 2002, all uncertainty regarding the final value of the securities issued by the Company in the settlement had been eliminated. Therefore, in the third quarter of fiscal year 2002, the Company recognized an additional charge related to the increase in the value of securities issued. This additional charge is approximately $7,050.

11. Facilities Reorganization Costs

In 2001, the Company’s management decided to close its DynaRad facility in Deer Park New York and recorded a reorganization charge of $770. In addition in 2001, the Company’s management decided to terminate a lease for a small facility used by Del Medical Systems Group in Illinois, and recorded a reorganization charge of $52. At August 3, 2002, amounts paid in connection with this reorganization plan were $822.

During the fourth quarter of fiscal year 2002, the Company announced the closure of its Hicksville, New York facility, which will occur during fiscal year 2003. As a result of the decision to close this facility and combine operations at its Valhalla, New York facility, the Company accrued for various facilities reorganization costs of $1,292 in fiscal year 2002, including severance and outplacement expenses of $446 covering 68 individuals and $769 of rent and closing costs relating to the remaining commitment on the lease of the closed facility. Fiscal 2002 restructuring costs also include $77 related to the final closedown of its DynaRad facility. At August 3, 2002, all amounts due in connection with the Hicksville closing have been accrued and are included in accrued expenses. Amounts expected to be paid out in fiscal 2003 and fiscal 2004 are $749 and $466 respectively.

12. Related Parties

During fiscal year 2002, Plus Ultra Incorporated was paid a total of $319 in fees and expenses for organizational development and strategic planning consulting services. The work was primarily performed by Edward Ferris, the President of Plus Ultra and Damien Park. Mr. Park is the son of Samuel E. Park, the Company’s Chief Executive Officer. In July 2002, Mr. Ferris accepted a full-time position with the Company as Senior Vice President, Corporate Organizational Development.

While Damien Park was associated with Plus Ultra, he received $97 out of the total fees paid to Plus Ultra. Damien Park, now as President of the Hibernian Consulting Group, continues to act in a consulting capacity to the Company in the area of business planning. The Company currently has commitments to Hibernian Consulting Group for these services through December 2002. Through October 4, 2002, the Company has paid $59 and expects to incur additional fees at a rate of approximately $17 per month, plus expenses.

The Company incurred $279, $102 and $0 of fees and expenses with Battalia Winston International, Inc. during fiscal years 2002, 2001 and 2000, respectively, in connection with executive recruiting services. The Battalia Winston fees and expenses included reimbursement for travel and related expenses for prospective candidates for executive positions, as well as fees earned by a subcontractor of Battalia Winston for a search in Europe. The Chief Executive of Battalia Winston, and one of its owners, is Dale Winston, the wife of Roger Winston, the former Chairman of the Board of Directors.

The Company incurred $23, $14 and $29 of accounting fees with David Michael & Company, PC during fiscal years 2002, 2001 and 2000, respectively, for tax compliance services. David Michael, a Director of the Company, has an ownership interest in this accounting practice.

13. Acquisition of Subsidiary

On December 28, 1999, the Company acquired an effective 80% interest in Villa Sistemi Medicali located in Milan, Italy. The consideration paid by the Company for the acquisition of Villa shares totaled $520, which consisted of $1 in cash and a six-year warrant to purchase 50,000 shares of Del Global Technologies Corp. common stock at the fair market price on the date of issuance valued at approximately $219 (using the Black-Scholes method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”). The associated transaction costs of this acquisition were approximately $301. The source of funds for the acquisition of Villa was from the Company’s credit facility.

In addition, the Company and Villa Management (which holds 20% of the shares) contributed $1,892 and $108 to the charter capital of Villa, respectively.

This transaction resulted in an excess of cost over fair value of net assets acquired of $654. This acquisition is being accounted for as a purchase, and accordingly, the original purchase price was allocated to assets and liabilities acquired based on an estimate of their fair value at the date of acquisition. In fiscal year 2001, the Company re-assessed the net carrying value of deferred tax assets related to the acquisition of Villa. This re-assessment resulted in an increase in the value of these net deferred tax assets and a corresponding reduction in the carrying value of goodwill associated with the acquisition of Villa. As a result, the goodwill associated with Villa was reduced to zero by the end of fiscal year 2001.

Unaudited pro forma financial information for the 12 month period ended July 29, 2000, as if the Villa acquisition occurred at the beginning of the fiscal year, is as follows:

Year Ended July 29, 2000

Net Sales	$89,481
Loss before provision for income taxes	$(7,555)
Net loss	$(5,641)
Net loss per basic and diluted share	$(0.72)

The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Company acquired Villa at the beginning of the period or of the results to be achieved in the future. Villa financial results were consolidated into the Company beginning with January 2000.

14. Subsequent Events

a.	Settlement of dispute on product line acquisition and extinguishment of long-term debt – In fiscal 1999, the Company’s Medical Systems segment acquired a product line in the United States. As part of the asset purchase agreement in connection with this product line acquisition, the Company had agreed to make certain payments to an escrow account over a period of time. Subsequent to the acquisition, the Company discovered certain alleged defects in the assets acquired. As a result of this claim, the Company did not pay the final payment into this escrow account. This final payment of $238 is included in the Company’s long-term debt as of August 3, 2002 and as of July 28, 2001.

Subsequent to August 3, 2002, the Company resolved its dispute with certain parties representing the seller in connection with this product line acquisition. In the first quarter of fiscal year 2003, the Company reached an agreement with these parties that in exchange for the Company dropping its claims, the Company (i) no longer will be required to make the $238 payment into the escrow account and (ii) received a payment of $264 from the escrow account, representing a portion of the monies that the Company had previously paid into to the escrow account for the benefit of the seller.

As a result of the resolution of this claim, the extinguishment of this debt, and the receipt of these funds from the escrow account, the Company will recognize Other income of approximately $502 in the first quarter of fiscal year 2003.

b.	Separation of President of Villa Sistemi Medicali – In the fourth quarter of fiscal year 2002, the Company determined to sever the President of its Italian subsidiary Villa Sistemi Medicali S.p.A (“Villa”). In the first quarter of fiscal year 2003, the Company reached an agreement with the former President of Villa Sistemi Medicali that he would leave the Company, and separation payments amounting to €383 (or $388) and some additional benefits in kind, were agreed. As a result of this agreement, the Company has recognized a charge of $143 in the fourth quarter of fiscal 2002 and will recognize $245 in the first quarter of fiscal 2003. The fiscal 2002 charge relates to the minimum payment that management determined was required under the relevant Italian contracts and laws.

15. Supplemental Quarterly Financial Information (Unaudited)

Year ended August 3, 2002:

	Quarter

	First	Second	Third	Fourth

Net sales	$19,481	$24,401	$26,850	$27,400
Gross margin	$3,743	$6,344	$6,289	$3,203
Net loss	$(1,535)	$(171)	$(5,152)	$(5,154)
Basic and diluted loss per share	$(0.20)	$(0.02)	$(0.66)	$(0.50)

Year ended July 28, 2001:

	Quarter

	First	Second	Third	Fourth

Net sales	$22,147	$23,209	$25,857	$21,742
Gross margin	$4,286	$4,520	$6,764	$3,294
Net loss	$(376)	$(1,466)	$(2)	$(6,677)
Basic and diluted loss per share	$(0.05)	$(0.19)	$—	$(0.85)

Del Global Technologies Corp. and Subsidiaries
Schedule II Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Costs and Expense	Deductions	Balance at End of Year

Year Ended August 3, 2002
Allowance for doubtful accounts	$607	$653	$133	$$1,127
Allowance for Obsolete and Excess Inventory	$5,198	$552	$2,320	$3,430

Year Ended July 28, 2001
Allowance for doubtful accounts	$815	$46	$254	$607
Allowance for Obsolete and Excess Inventory	$3,888	$3,423	$2,113	$5,198

Year Ended July 29, 2000
Allowance for doubtful accounts	$204	$680	$69	$815
Allowance for Obsolete and Excess Inventory	$798	$3,161	$71	$3,888