Form 10-Q
period 2002-11-02
DEL GLOBAL TECHNOLOGIES CORP
filed 2002-12-17
CIK 27748

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For quarterly period ended November 2, 2002
                                 or


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

 Yes            No   X
    -----          -----
 The number of shares of Registrant's common stock outstanding as of December 17, 2002 was 10,347,515.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            Table of Contents




Part I. Financial Information:                                         Page No.
                                                                       --------


        Item 1.  Financial Statements (Unaudited)

        Consolidated Statements of Operations for the Three Months          3
        Ended November 2, 2002 and October 27, 2001


        Consolidated Balance Sheets - November 2, 2002 and August 3, 2002   4-5


        Consolidated Statements of Cash Flows for the Three Months Ended
        November 2, 2002 and October 27, 2001                               6


        Notes to Consolidated Financial Statements                          7-13


        Item 2.  Management's Discussion and Analysis of Operations
        and Financial Condition                                            14-17

        Item 3.  Quantitative and Qualitative Disclosures about Market
        Risk                                                               17

        Item 4.  Controls and Procedures                                   17-18

Part II. Other Information:


        Item 1.  Legal Proceedings                                         18-19


        Item 6.  Exhibits and Reports on Form 8-K                          20


        Signatures                                                         21

        Certifications                                                     22-23

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                   (Unaudited)

                                                 Three Months Ended
                                        November 2, 2002     October 27, 2001
                                       ------------------    ----------------

 NET SALES                                    $25,555            $19,481

 COST OF SALES                                 20,127             15,738
                                        ------------------   ----------------

 GROSS MARGIN                                   5,428              3,743
                                        ------------------   ----------------

 Selling, general and administrative            5,621              5,251
 Research and development                         312                581
 Litigation settlement recovery                     -              (258)
 Facilities reorganization costs                  234                 42
                                        ------------------   ----------------
 Total operating expenses                       6,167              5,616
                                        ------------------   ----------------

 OPERATING LOSS                                 (739)            (1,873)

 Interest expense                                 356                462
 Other income (expense)                           503               (17)
                                        ------------------   ----------------

 LOSS BEFORE INCOME TAX PROVISION
  (BENEFIT)AND MINORITY INTEREST                (592)            (2,352)

 INCOME TAX PROVISION (BENEFIT)                    27              (829)
                                        ------------------   ----------------

 NET LOSS BEFORE MINORITY INTEREST              (619)            (1,523)

 MINORITY INTEREST                                 13               (12)
                                        ------------------   ----------------

 NET LOSS                                    $  (606)           $(1,535)
                                        ==================   ================
 LOSS PER COMMON SHARE:

 BASIC AND DILUTED                           $( 0.06)           $( 0.20)
                                        ==================   ================
 Weighted average number of common
 shares outstanding, basic and
 diluted                                    10,347,515          7,847,515
                                        ==================   ================

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS


                                            November 2, 2002  August 3, 2002 (1)
                                            ----------------- -----------------

   CURRENT ASSETS
   Cash and cash equivalents                      $ 1,238             $  895

   Marketable securities                               45                 45

   Trade receivables (net of allowance
    for doubtful accounts of $884 and $1,127
    at November 2, 2002 and August 3, 2002,
    respectively)                                  17,926             19,252

   Inventory - net                                 20,499             20,956
   Income tax receivable                              886              3,992
   Deferred income tax asset - current              2,590              2,590
   Prepaid expenses and other current
    assets                                            968              1,644
                                            ----------------- ----------------
      Total current assets                         44,152             49,374


   REFUNDABLE INCOME TAXES                            148                148
   FIXED ASSETS - Net                               9,271              9,152
   DEFERRED INCOME TAX ASSET-NON CURRENT           13,989             13,982
   GOODWILL - Net                                   3,239              3,239
   INTANGIBLES-Net                                    441                477
   OTHER ASSETS                                     1,262              1,325
                                            ----------------- ----------------

      TOTAL ASSETS                                $72,502            $77,697
                                            ================= ================

  (1) August 3, 2002 balances were obtained from audited financial statements. See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                            November 2, 2002  August 3, 2002 (1)
                                            ----------------- -----------------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 5,159             $ 7,992
   Current portion of long-term debt                 543                 792
   Accounts payable - trade                        8,865              10,127
   Accrued liabilities                            11,105              11,252
   Deferred compensation liability                   207                 207
   Income taxes payable                              391                 356
                                            ----------------- -----------------
      Total current liabilities                   26,270              30,726


NON-CURRENT LIABILITIES
   Long-term debt                                  4,891               5,114
   Subordinated note                               1,656               1,610
   Other long-term liabilities                     2,171               2,158
                                             ----------------- ----------------

      Total liabilities                           34,988              39,608
                                             ----------------- ----------------

MINORITY INTEREST IN SUBSIDIARY                      937                 948
                                             ----------------- ----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common  stock,  $.10 par value;
   Authorized  20,000,000  shares;
     Issued and outstanding - 10,976,081 at
     November 2, 2002 and August 3, 2002           1,097               1,097
   Additional paid-in capital                     63,583              63,547
   Accumulated other comprehensive loss            (223)               (229)
   Accumulated deficit                          (22,378)            (21,772)
   Less  common  stock in treasury - 628,566
     shares at November 2, 2002 and August 3,
     2002                                        (5,502)             (5,502)
                                             ----------------- ----------------

      Total shareholders' equity                  36,577              37,141
                                             ----------------- ----------------

   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 72,502            $ 77,697
                                             ================= ================

(1) August 3, 2002 balances were obtained from audited financial statements. See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  Three Months Ended
                                             Nov. 2,2002    Oct. 27,2001
                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $   (606)       $(1,535)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization                       572            664
  Deferred income tax benefit                           -          (897)
  Loss on sale of fixed assets                          -             16
  Unrealized loss on sale of marketable
    securities                                          -             26
  Imputed interest - Subordinated note                 46              -
  Minority interest                                  (13)             12
  Stock based compensation expense                     36             36
  Non-cash facilities reorganization charge            70              -

  Changes in operating assets and liabilities:
  Decrease in trade receivables                     1,330           2,636
  Decrease in inventory                               469           1,407
  Decrease in income taxes receivable               3,106               -
  Decrease (Increase) in prepaid expenses and
    other current assets                              677           (240)
  Decrease in other assets                             64             209
  Decrease in accounts payable - trade            (1,262)           (344)
  (Decrease) Increase in accrued liabilities        (159)             343
  Increase in income taxes payable                     35              68
  Increase in other long-term liabilities               9              16
                                              -----------     -----------
Net cash provided by operating activities           4,374           2,417
                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed asset purchases                             (718)           (473)
                                              -----------     -----------
Net cash used in investing activities               (718)           (473)
                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                         -             258
  Repayment of bank borrowings                    (3,316)           (842)
                                              -----------     -----------
Net cash used in financing activities             (3,316)           (584)
                                              -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES                         3               3
                                              -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS               343           1,363
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                         895           1,402
                                               ----------      ----------

CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                         $1,238        $  2,765
                                               ===========     ==========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                   (Unaudited)

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended August 3, 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended August 3, 2002. The financial statements of the Company's consolidated subsidiary Villa are denominated in Euros and are translated into U.S. dollars for reporting purposes. As a result, they are therefore subject to the effects of currency fluctuations which may affect reported earnings and future cash flows. These foreign currency translations are made in accordance with Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation".

NEW ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for the obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such cost is incurred rather than when an entity commits to an exit plan. SFAS No.146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 does not impact previously recorded liabilities and, therefore, the initial adoption of this standard will not have a significant impact on the Company's financial statements.

GOODWILL AND OTHER INTANGIBLE ASSETS
Effective August 4, 2002 , the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective August 4, 2002.

The Company is required to complete its initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. However, management does not believe that a material adjustment will be necessary upon completion of this initial assessment, for which the Company will be assisted by an outside expert.

In connection with the adoption of SFAS 142, the useful lives and the classification of our identifiable intangible assets were reviewed and it was determined that they continue to be appropriate. The components of our amortizable intangible assets are as follows:

                   November 2, 2002                 August 3, 2002
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization
Non-Compete
Agreements       $   902        $   679           $   902        $   659

Distribution
Network              653            435               653            419
                 -------        -------           -------        -------
Total            $ 1,555        $ 1,114           $ 1,555        $ 1,078
                 =======        =======           =======        =======


Amortization expense for intangible assets during the first quarter of fiscal year 2003 was $36. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows:

     2003 (remainder)        $ 108
     2004                      144
     2005                      144
     2006                       44
     2007                        -
     2008                        -

There are no components of intangible assets that have an indefinite life.

The following table shows the Company's fiscal first quarter 2003 and 2002 results, adjusted to exclude amortization related to goodwill:

                                                   Three Months Ended
                                           November 2, 2002   October 27, 2001
Net loss - as reported                        $  (606)            $(1,535)
  Add back: goodwill amortization, net
  of taxes                                           -                  33
                                               -------             -------
Net loss - as adjusted                           (606)             (1,502)
                                               =======             =======

Loss per share - basic and diluted
As reported                                    $ (0.06)           $ (0.20)
  Add back: goodwill amortization                     -               0.01
                                               --------            -------
As adjusted                                    $ (0.06)             (0.19)
                                               ========            =======

There were no changes in goodwill balances during the first quarter of fiscal year 2003.

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

                                          November 2, 2002     August 3, 2002
                                         -----------------   -----------------
 Raw materials and purchased parts          $ 11,463             $ 12,980
 Work-in-process                               6,802                7,084
 Finished goods                                4,453                4,322
                                         -----------------   -----------------
                                              22,718               24,386
 Less allowance for obsolete and excess
 inventory                                   (2,219)              (3,430)
                                         -----------------   -----------------
        Total inventory, net                $ 20,499             $ 20,956
                                         =================   =================

COMPREHENSIVE LOSS
Comprehensive loss for the Company includes foreign currency translation adjustments and net loss reported in the Company's Consolidated Statements of Operations.

Comprehensive loss for 2003 and 2002 was as follows:

                                                    Three Months Ended
                                          November 2, 2002    October 27, 2001
                                          ----------------    ----------------
Net Loss                                      $ (606)              $(1,535)
Foreign currency translation adjustments            6                   199
                                            -----------            ---------
 Comprehensive loss                           $ (600)              $(1,336)
                                            ===========            =========

LOSS PER SHARE                                     Three Months Ended
                                          November 2, 2002    October 27, 2001
                                          ----------------    ----------------
Numerator:
   Net Loss                                    $  (606)            $ (1,535)
                                            ===========            =========
Denominator:
   Denominator for basic loss per share -
     Weighted average shares outstanding     10,347,515            7,847,515
     Effect of dilutive securities                   -                    -
                                            -----------           ----------
   Denominator for diluted loss per share    10,347,515            7,847,515
                                            -----------           ----------
Loss per basic and diluted common share        $ (0.06)             $ (0.20)
                                            ===========           ==========

Common shares outstanding for the current period and prior period ended were reduced by 628,566 shares of treasury stock.

The computation of diluted shares outstanding does not include 720,520 and 375,114 employee stock options and 335,548 and 0 warrants to purchase Company common stock, as of November 2, 2002 and October 27, 2001, respectively, since the effect of their assumed conversion would be anti-dilutive.


SEGMENT INFORMATION
The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other. The fiscal 2003 "Other" segment includes unallocated corporate costs which were previously reported in the Power Conversion Group in the prior period. Interim segment information is as follows:

                                         Medical   Power
For three months ended                   Systems   Conversion
November 2, 2002                         Group     Group      Other      Total
-----------------------                  -------  ----------  ------   --------
Net Sales to Unaffiliated Customers       $12,000   $13,555        -    $25,555
Cost of sales                               9,437    10,690        -     20,127
                                          -------  ---------  ------   --------
Gross margin                                2,563     2,865        -      5,428

Operating expenses                          2,684     2,155    $1,094     5,933
Facilities reorganization costs                 -       104       130       234
                                         --------   --------  -------    ------
Total operating expenses                    2,684     2,259     1,224     6,167
                                         --------   --------  -------    -------
Operating income / (loss)                 $ (121)    $  606  $(1,224)   $ (739)
                                         ========   ========   ======    =======

For three months ended
October 27, 2001
-----------------------
Net Sales to Unaffiliated Customers        $9,640   $  9,841       -    $ 19,481
Cost of sales                               7,455      8,283       -      15,738
                                          -------   --------   -------   -------
Gross margin                                2,185      1,558       -    $  3,743

Operating expenses                          1,811      4,021               5,832
Litigation settlement recovery                  -          -      258        258
Facilities reorganization costs                 -         42        -         42
                                           ------    -------   ------    -------
Total operating expenses                    1,811      4,063      258      5,616
                                           ------    -------   ------    -------
Operating income / (loss)                  $  374   $(2,505)      258   $(1,873)
                                           ======    =======   ======    =======

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

CONTINGENCIES
Securities and Exchange Commission ("SEC") Investigation - On December 11, 2000, the Division of Enforcement of the SEC issued a formal Order Directing Private Investigation, designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company's previously issued financial statements. The Company has provided numerous documents to and continues to cooperate fully with the SEC staff.

The Company has reached an agreement in principle with the Staff of the SEC to settle the SEC's claims against the Company for a settlement that will include a penalty of up to $400 and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The proposed settlement may be subject to, amongst other things, a future restatement of historical financial statements for the Company, or other material adjustments. However, management is not aware of any restatements or adjustments required with respect to financial statements filed with the SEC since April 2002. In addition, the proposed settlement will require approval by the Commission and by the Court. We can give no assurance that this settlement will be approved by either the Commission or the Court.

Although the Company has not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company recorded a charge of $685 in the fourth quarter of fiscal year 2002 related to this agreement in principal with the SEC Staff, which includes associated legal costs.

Department of Defense Investigation - On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York in connection with an investigation by the US Department of Defense ("DOD"). RFI supplies noise suppression filters for communications and defense applications. The Company is fully cooperating with this investigation, and has retained special counsel to represent the Company on this matter. Management of the Company cannot predict the duration of such investigation or its potential outcome.

ERISA Matters - During the year ended July 28, 2001, management of the Company concluded that violations of the Employee Retirement Income Security Act, ("ERISA") existed relating to a defined benefit Plan for which accrual of benefits had been frozen as of February 1, 1986. The violations related to excess concentrations of the Common Stock of the Company in the Plan assets. In July 2001, management of the Company decided to terminate this Plan, subject to having available funds to finance the plan in accordance with rules and regulations relating to terminating pension plans. This plan has not been terminated yet, but the Company expects to start the process of terminating this plan in fiscal 2003.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Employment Matters - The Company had an employment agreement with the former Chief Executive Officer ("CEO") through July 2005. The agreement provided a minimum base salary, deferred compensation and bonuses, as defined. The Company accrued deferred compensation at a rate of 5% of pretax income with a minimum of $100 and a maximum of $125.

In the third quarter of fiscal 2001, the employment of the former CEO was terminated. In February 2002, the Company filed a lawsuit against the former CEO in the United States District Court, Southern District of New York, alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement. The complaint seeks damages in excess of $15 million.

The former CEO has answered the Company's complaint, and has counterclaimed for damages based on the termination of his employment by the Company. The former CEO also brought third party claims against certain directors and officers, which were dismissed on October 18, 2002. The former CEO is seeking damages in excess of $500. The Company intends to pursue vigorously its claims against the former CEO and believes it has meritorious defenses to the counterclaims. However, due to the former CEO's purported financial condition, and competing claims and or fines and penalties that may be imposed, there can be no assurance that the Company will ever recover any damages from the former CEO.

Indemnification Legal Expenses - In connection with the Company's previously reported accounting irregularities and the related shareholder litigation and governmental enforcement actions, during fiscal year 2002, the Company spent approximately $209 in the advancement of legal expenses for those directors, officers and employees that are indemnified by the Company. During the first quarter of fiscal 2003, the Company has incurred additional expenses of this nature of approximately $178. Management is unable to estimate at this time the amount of legal fees that the Company may have to pay in the future related to these matters. Further, there can be no assurance that those to whom we have been advancing expenses will have the financial means to repay the Company pursuant to undertaking agreements that they executed, if it is later determined that such individuals were not entitled to be indemnified.

Other Legal Matters - The Company is a defendant in several other legal actions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

SUBSEQUENT EVENT
The Company was not in compliance with certain financial covenants in its U.S. credit facility for the quarter ended August 3, 2002. The Company obtained a waiver of the covenant non-compliance, and on December 17, 2002, signed a Second Amendment with the lender. This Second Amendment includes revised financial covenants that the Company expects it will be able to continue to meet.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands except share data)

This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Such statements involve various risks that may cause actual results to differ materially. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition and to integrate acquired businesses, changing industry or competitive conditions, and other risks referred to in the Company's registration statements and periodic reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended August 3, 2002.

OVERVIEW
Despite the Company's legal and regulatory problems, the Company's main businesses continue to compete vigorously and Del continues to enjoy solid relationships with its customers. We believe the withdrawal of a major medical systems group competitor is contributing to increased orders and sales for the Medical Systems Group. Del's Power Conversion Group has been selected as a supplier of high voltage power systems by the two FAA qualified manufacturers of Explosive Detection Systems ("EDS") for checked baggage.

CRITICAL ACCOUNTING POLICIES
Significant accounting policies are outlined in the footnotes to the Company's annual financial statements referred to above, and the financial statements included in this Form 10-Q should be read in conjunction with those annual financial statements and related footnotes. In addition to those accounting policies outlined in the Company's annual financial statements for the year ended August 3, 2002, the Company also uses certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of inventories. For certain subsidiaries, for interim periods, the Company makes an estimate of the amount of labor and overhead costs attached to finished goods inventories. As of August 3, 2002, finished goods represented approximately 21% of the net carrying value of the Company's total net inventory. In addition, at one subsidiary, the valuation of all inventories at an interim period end is valued on a gross margin roll-forward method. In most quarters, the value of this subsidiary's inventory represents approximately 10% of the Company's net carrying value of inventory (excluding that subsidiary's finished goods, which would be included in the discussion above regarding finished goods). Management believes the estimation methodologies used in both these cases to be appropriate.

CONSOLIDATED RESULTS OF OPERATIONS
Net sales for Q1 of 2003 were significantly higher than the first quarter in the previous year at both operating groups, Power Conversion and Medical Systems. The Power Conversion Group had a 38% increase over the prior year quarter due to increased shipments of its high voltage power supplies to airport explosive detection system suppliers. Sales at the Electronic Systems and Components

Division were basically flat when compared to the prior year. The Medical Systems Group also showed strong sales for the first quarter with a year over year increase of 24%. Medical Systems Group sales were up both internationally and domestically. Overall company sales increased over the comparable period by $6,074 or 31%.

Gross Margins as a percent of sales for the current year quarter rose 2% to 21.2% versus 19.2% in Q1 of fiscal 2002 for a total dollar margin increase of $1,685 year over year. The Power Conversion Group's margins rose while the Medical Systems Group's declined as a percentage of sales. The High Voltage Power division's margins benefited from significant increased sales to suppliers of airport explosive detection systems and improved product line cost improvements. Sales and margins at the other Power Conversion Group operations were down year over year.

Despite sales increases at the Medical Systems Group, gross margins in the current year's first quarter declined approximately 1.2%. Although we improved gross margins in our U.S. operations (as a result of improved pricing and product mix), our European operations did not have a repeat of a high margin development contract that was included in last year's first quarter. The group continues to evaluate its product line contribution margins and seeks to emphasize its higher margin products.

Overall operating expenses were comparable with expenses in the prior year quarter. Engineering related expenses were allocated to current products and new proposals, resulting in lower research and development during the current quarter when compared with the prior year. Selling, General and Administrative expenses ("SG&A") continue to include unusually high consulting, legal and personnel expenses incurred in connection with the Company's reorganization efforts and current legal matters as disclosed in the contingencies footnote. SG&A includes an expense of $245 for payments related to the separation agreement reached with the former president of our Italian subsidiary more fully described in the subsequent events footnote to the financial statements included in our Form 10-K for the fiscal year ended August 3, 2002.

Facilities reorganization costs relate to the continued phase out of the Power Conversion Group's Hicksville, N.Y. facility which was started in Q4 of fiscal 2002 and will continue until the relocation to that group's Valhalla, N.Y. facility is complete.

There were no litigation settlement costs in the current year first quarter and none are expected in fiscal 2003. However, the Company may incur some costs in connection with the settlement of the ongoing U.S. Department of Defense investigation and management cannot estimate the amount of any such settlement. The Company recognized a recovery from insurance of $258 for legal costs from the class action litigation in Q1 of fiscal 2002.

Operating results showed an improvement of $1,134 when compared with the same quarter of fiscal 2002 resulting in a decrease in operating loss to $739. Increased sales and gross margin contributed to the improvement offset by continued higher SG&A expenses.

Interest expense for the quarter was lower due to decreased borrowings and lower interest rates.

As disclosed in a subsequent events footnote to the 2002 Form 10-K, the Company recognized current year Q1 income of $503 related to the settlement of a dispute in connection with a 1999 product line acquisition. This amount is included in other income for Q1 of the current fiscal year.

The Company expects to be profitable for the fiscal year, however management continuously evaluates the likelihood of the recoverability of the deferred tax asset recognized as of the end of the previous fiscal year. The Company has not provided for a U.S. domestic income tax benefit despite a loss for the quarter. No adjustments to the Company's deferred tax assets were made during the quarter and the balances are basically unchanged from the end of the fiscal year 2002 except for the amounts recorded at its foreign subsidiary.

The Company's net loss of $606 or ($.06) per share for the current quarter 2003 compares favorably with a loss of $1,535 or ($.20) per share incurred in Q1 of fiscal 2002. Shipments of its high voltage power supplies to explosive detection system suppliers during the quarter contributed to the year over year improvement.

FINANCIAL CONDITION

LIQUIDITY AND CAPIAL RESOURCES
The Company has funded its operations through a combination of cash flow from operations and short-term credit facilities.

Working Capital - At November 2,2002 and August 3,2002, the Company's working capital was approximately $17.9 million and $18.6 million, respectively. At such date the Company had approximately $1.2 million and $0.9 million, respectively, in cash and cash equivalents. The Company's short-term debt was reduced by $3.3 million from August 3, 2002.

Trade receivables decreased approximately $1.3 million at November 2,2002 as compared to August 3, 2002. Inventory at November 2, 2002 also decreased approximately $469 as compared to August 3, 2002.

Credit Facility and Borrowing - The Company has a $10 million senior revolving credit agreement with Transamerica Business Capital ("Transamerica") dated as of June 10, 2002. This facility has a term of three years and interest under this U.S. credit facility is at prime plus 3/4%, or at the Company's option, at a rate tied to LIBOR. The interest rate on the revolving line of credit is 5.5% at November 2, 2002. The credit facility is subject to commitment fees of 3/8% on the daily unused portion of the facility, payable monthly. This credit facility is secured by substantially all of the Company's accounts receivable, inventory, and fixed assets in the U.S.

Under the terms of this credit facility, the Company is required to comply with various operational and financial covenants, including (i) minimum earnings level, as defined, (ii) fixed charge coverage ratio, (iii) debt to earnings ratio and (iv) minimum tangible net worth. In addition, the facility places limitations on the Company's ability to make capital expenditures and to pay dividends.

The Company was not in compliance with certain financial covenants in its U.S. credit facility for the quarter ended August 3, 2002. The Company obtained a waiver of the covenant non-compliance, and on December 17, 2002 signed a Second Amendment with Transamerica. This Second Amendment includes revised financial covenants that the Company expects it will be able to continue to meet.

The Company anticipates that cash generated from operations and amounts available from its new credit facility will be sufficient to satisfy its currently projected operating cash needs for at least the next twelve months.

Capital Expenditures -The Company continues to invest in capital equipment, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $718 for capital equipment for the three-month period ended November 2, 2002.

The following table summarizes our contractual obligations including debt and operating leases at August 3, 2002:

                               Fiscal      Fiscal       Fiscal     After Fiscal
Obligations          Total      2003    2004 - 2006   2007 - 2008      2008
                   ---------  -------   -----------   -----------  -----------
Long-term debt     $ 3,170     $ 688      $ 1,324       $  896       $   262
Capital lease
 Obligations         3,900       285          926          770         1,919
Subordinated note    1,610         -            -        1,610             -
Operating leases     2,678     1,089        1,524           65             -
                   ---------  -------   -----------   -----------  -----------
Total contractual
 cash obligations   11,358     2,062        3,774        3,341       $ 2,181
                   =========  =======   ===========   ===========  ===========

Shareholders' Equity - Shareholders' equity has declined to approximately $36.6 million at November 2, 2002 from approximately $37.1 million at August 3, 2002, due to the loss reported for the period.


Item 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Historically and as of November 2, 2002, the Company has not used derivative instruments or engaged in hedging activities. The Company is exposed to foreign currency and interest rate risks. The Company's 80% owned Italian subsidiary maintains its financial records in Euros and translates them to US Dollars.

Item 4         CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

In November 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our November 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                           PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS (Dollars in Thousands)

Securities and Exchange Commission ("SEC") Investigation - On December 11, 2000, the Division of Enforcement of the SEC issued a formal Order Directing Private Investigation, designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company's previously issued financial statements. The Company has provided numerous documents to and continues to cooperate fully with the SEC staff.

The Company has reached an agreement in principle with the Staff of the SEC to settle the SEC's claims against the Company for a settlement that will include a penalty of up to $400 and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The proposed settlement may be subject to, amongst other things, a future restatement of historical financial statements for the Company, or other material adjustments. However, management is not aware of any restatements or adjustments required with respect to financial statements filed with the SEC since April 2002. In addition, the proposed settlement will require approval by the Commission and by the Court. We can give no assurance that this settlement will be approved by either the Commission or the Court.

Although the Company has not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company recorded a charge of $685 in the fourth quarter of fiscal year 2002 related to this agreement in principle with the SEC Staff, which includes associated legal costs.

Department of Defense Investigation - On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York in connection with an investigation by the US Department of Defense ("DOD"). RFI supplies noise suppression filters for communications and defense applications. The Company is fully cooperating with this investigation, and has retained special counsel to represent the Company on this matter. Management of the Company cannot predict the duration of such investigation or its potential outcome.

Employment Matters - The Company had an employment agreement with the former Chief Executive Officer ("CEO") through July 2005. The agreement provided a minimum base salary, deferred compensation and bonuses, as defined. The Company accrued deferred compensation at a rate of 5% of pretax income with a minimum of $100 and a maximum of $125.

In the third quarter of fiscal 2001, the employment of the former CEO was terminated. In February 2002, the Company filed a lawsuit against the former CEO in the United States District Court, Southern District of New York, alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement. The complaint seeks damages in excess of $15 million.

The former CEO has answered the Company's complaint, and has counterclaimed for damages based on the termination of his employment by the Company. The former CEO also brought third party claims against certain directors and officers, which were dismissed on October 18, 2002. The former CEO is seeking damages in excess of $500. The Company intends to pursue vigorously its claims against the former CEO and believes it has meritorious defenses to the counterclaims. However, due to the former CEO's purported financial condition, and competing claims and or fines and penalties that may be imposed, there can be no assurance that the Company will ever recover any damages from the former CEO.

Other Legal Matters - The Company is a defendant in several other legal actions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

               a: Exhibits

         10.1 Second Amendment to the Loan and Security Agreement, dated December 17, 2002 among Del Global Technologies Corporation, Bertan High Voltage Corp., RFI Corporation, Del Medical Imaging Corp. ("Borrowers") and Transamerica Business Capital Corporation.

         99.1 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, Samuel E. Park.

         99.2 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, Thomas V. Gilboy.


               b: Reports on Form 8-K

                   On November 4, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5. "Other Events" to report that two of its outside directors had received "Wells notices" from the Securities and Exchange Commission. They also reported a breach of certain covenants contained in its Loan and Security Document, along with a waiver of those covenants for the quarter ended August 3, 2002, from the lender.

                   On November 13, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5. "Other Events" to report the resignation of one of its outside directors.

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






                                              DEL GLOBAL TECHNOLOGIES CORP.




                                             /s/ Samuel Park
                                             -----------------------
                                             Samuel Park
                                             Chief Executive Officer
                                             and President




                                             /s/Thomas V Gilboy
                                             -----------------------
                                             Thomas V Gilboy
                                             Chief Financial Officer,
                                             Vice President


Dated :    December 17, 2002

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Reports on Form 10-Q.

I, Samuel E. Park, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Del Global Technologies Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002                          /s/ Samuel E. Park
                                                 ------------------
                                                 Samuel E. Park
                                                 Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Reports on Form 10-Q.

I, Thomas V. Gilboy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Del Global Technologies Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002                         /s/ Thomas V. Gilboy
                                                --------------------
                                                Thomas V. Gilboy
                                                Chief Financial Officer