Form 10-K/A
period 2002-08-03
DEL GLOBAL TECHNOLOGIES CORP
filed 2003-01-21
CIK 27748

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended August 3, 2002
                                          --------------

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________________

                      Commission file number 0-3319
                                             ------

                      DEL GLOBAL TECHNOLOGIES CORP.
                      -----------------------------
          (Exact name of Registrant as specified in its charter)

                New York                           13-1784308
    ---------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                  One Commerce Park, Valhalla, NY 10595
                  -------------------------------------
           (Address of Principal Executive Offices with Zip Code)

       Registrant's telephone number, including area code (914) 686-3600
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
         None                                              None
   -------------------                 -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.10 par value
                    ----------------------------
                          ("Common Stock")

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   _    No    X
    -----     --------

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of November 11, 2002, was $19,792,873.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of November 11, 2002, there were 10,347,515 shares of the Registrant's Common Stock outstanding.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct in the Form 10-K filed on November 14, 2002 the certifications made by Samuel E. Park and Thomas V. Gilboy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            DEL GLOBAL TECHNOLOGIES CORP.


January 21, 2003                            By:    /s/ Samuel E. Park
                                                   ---------------------------
                                                   Samuel E. Park
                                                   Chief Executive Officer



January 21, 2003                             By:    /s/ Thomas V. Gilboy
                                                    --------------------------
                                                    Thomas V. Gilboy
                                                    Chief Financial Officer

                                CERTIFICATION


I, Samuel E. Park, certify that:

1. I have reviewed this Annual Report on Form 10-K of Del Global Technologies Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:    January 21, 2003


/s/ Samuel E. Park
------------------------------------
Samuel E. Park
President and Chief Executive Officer

                               CERTIFICATION


I, Thomas V. Gilboy, certify that:

1. I have reviewed this Annual Report on Form 10-K of Del Global Technologies Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:    January 21, 2003


/s/ Thomas V. Gilboy
------------------------------------
Thomas V. Gilboy
Chief Financial Officer, Treasurer and Secretary

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

3. Exhibits

Exhibit
Number    Description of Document

3.1 Certificate of Incorporation dated October 25, 1954. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form
          S-1 (No. 2-16839) and incorporated herein by reference.
3.2 Certificate of Amendment of Certificate of Incorporation dated January 26, 1957. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.
3.3 Certificate of Amendment of Certificate of Incorporation dated July 12, 1960. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.
3.4 Certificate of Amendment of Certificate of Incorporation dated March 18, 1985. Filed as Exhibit 3.5 to Del Electronics Corp. Form 10-K for the year ended August 2, 1989 and incorporated herein by reference.
3.5 Certificate of Amendment of Certificate of Incorporation dated January 19, 1989. Filed as Exhibit 4.5 to Del Electronics Corp. Form S-3 (No. 33-30446) filed August 10, 1989 and incorporated herein by reference.
3.6 Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp., dated February 5, 1991. Filed with Del Electronics Corp. Proxy Statement dated January 22, 1991 and incorporated herein by reference.
3.7 Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp. dated February 14, 1996. Filed as Exhibit 3.6 to Del Global Technologies Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.
3.8 Certificate of Amendment of Certificate of Incorporation dated February 13, 1997. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended February 1, 1997 and incorporated herein by reference.
3.9 Amended and Restated By-Laws of Del Global Technologies Corp. Filed as Exhibit 3.1 to Current Report on Form 8-K dated September 5, 2001 and incorporated herein by reference.
4.1 Rights Agreement dated as of September 10, 2001, between Del Global Technologies Corp. and Mellon Investor Services LLC. Filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated September 10, 2001 and incorporated herein by reference.
4.8 Warrant Certificate of Laurence Hirschhorn. Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.
4.9 Warrant Certificate of Steven Anreder. Filed as Exhibit 4.2 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.
4.10      Warrant  Certificate  of UBS Capital  S.p.A.  dated as of December
          28, 1999. Filed as Exhibit 4 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.
4.11* Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000).
4.12 Stock Purchase Plan. Filed as Exhibit 4.9 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.
4.13 Option Agreement, substantially in the form used in connection with options granted under the Plan. Filed as Exhibit 4.8 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.
4.14 Option Agreement dated as of December 28, 1999. Filed as Exhibit 4.2 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.
10.1 Amended and Restated Executive Employment Agreement of Leonard A. Trugman effective as of August 1, 1992. Filed as Exhibit 10.1 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 31, 1993 and incorporated herein by reference.
10.2 Amendment No. 1 to Amended and Restated Employment Agreement of Leonard A. Trugman, dated as of July 20, 1994. Filed as Exhibit 10.2 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.
10.3 Amendment No. 2 to Amended and Restated Employment Agreement of Leonard A. Trugman, dated as of September 1, 1994. Filed as
          Exhibit 10.3 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 30, 1994 and incorporated herein by reference.
10.4 Amendment No. 3 to Amended and Restated Employment Agreement of Leonard A. Trugman, dated as of April 29, 1998. Filed as Exhibit
          10.4 to Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.
10.5 Amendment No. 4 to Amended and Restated Employment Agreement of Leonard A. Trugman, dated as of March 31, 1999. Filed as Exhibit
          10.5 to Annual  Report on Form 10-K for the year  ended  July 31,
          1999 and incorporated herein by reference.
10.6 Stock Purchase Agreement (related to the acquisition of Villa Sistemi Medicali S.p.A.) dated as of December 28, 1999. Filed as
          Exhibit 2.1 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.
10.7 Lease Agreement dated April 7, 1992 between Messenger Realty and the Company. Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.
10.8 Lease and Guaranty of Lease dated May 25, 1994 between Leshow Enterprises and Bertan High Voltage Corp. Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

10.9 Lease dated January 4, 1993 between Curto Reynolds Oelerich Inc. and Del Medical Imaging Corp. (formerly known as Gendex-Del Medical Imaging Corp.). Filed as Exhibit 10.21 to the Del Global
          Technologies Corp. Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1997 and incorporated herein by reference.
10.10 Loan and Security Agreement dated June 10, 2002, in the principal amount of $10,000,000, between Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the Commission upon request. Filed as
          Exhibit 99.01 to Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.
10.11* Subordinated Promissory Note substantially in the form used for a total principal amount of $2 million issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002.
10.12* Warrant Agreement substantially in the form used for 1,000,000 warrants issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002.
10.13 Executive Employment Agreement dated May 1, 2001, by and between Del Global Technologies Corp. and Samuel E. Park. Filed as exhibit
          99.1 to Form 8-K filed on August 1, 2001 and incorporated herein by reference.
10.14* Change of Control Agreement substantially in the form used by the Company for the current executive officers as named in Item 11, except for Samuel E. Park (see Exhibit 10.13).
10.15* Extension and Modification Agreement (lease agreement) dated as of July 30, 2002 between Praedium II Valhalla LLC and Del Global Technologies.
10.16* Grant Decree No. 0213 between the Ministry of Industry, Trade and Handicrafts and Villa Sistemi Medicali S.p.A. dated September 6, 1995.
10.17* Financial Property Lease Contract no. 21136 dated March 30, 2000 between ING Lease (Italia) S.p.A. and Villa Sistemi Medicali S.p.A.
10.18* Declaration of Final Obligation between the Ministry of Productive Industry and Villa Sistemi Medicali S.p.A. dated May 6, 2002.
10.19* Private Contract between Banca Mediocredito S.p.A and Villa Sistemi Medicali S.p.A. dated November 4, 1998 in the principal amount of 3 billion Lire.
10.20* Change of Control Agreement as approved by the Board of Directors on October 24, 2002, substantially in the form used by the Company for the current executive officers as named in Item 11, except for Samuel
          E. Park (see Exhibit 10.13).
10.21 Waiver and First Amendment to Loan and Security Agreement dated as of November 1, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Current Report on Form 8-K filed on November 4, 2002.
21*       Subsidiaries of Del Global Technologies Corp.
99.1      Certification  Pursuant to 18 U.S.C.  Section 1350 adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, Samuel E. Park.
99.2      Certification  Pursuant to 18 U.S.C.  Section 1350 adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, Thomas V. Gilboy.
*Filed as an exhibit to Annual Report on Form 10-K filed on November 14, 2002

                                                                  EXHIBIT 99.1

                        DEL GLOBAL TECHNOLOGIES CORP.
                          CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Del Global Technologies Corp. (the "Company") on Form 10-K for the period ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Samuel
E. Park, President & Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

                  (1)      The Report fully complies with the requirements of
                           Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Samuel E. Park
--------------------------

Samuel E. Park
President & Chief Executive Officer

January 21, 2003

                                                                   EXHIBIT 99.2

                          DEL GLOBAL TECHNOLOGIES CORP.

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Del Global Technologies Corp. (the "Company") on Form 10-K for the period ending August 3, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
V. Gilboy, Chief Financial Officer, Treasurer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

                  (1)      The Report fully complies with the requirements of
                           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas V. Gilboy
----------------------------

Thomas V. Gilboy
Chief Financial Officer,
Treasurer and Secretary


January 21, 2003