Form 10-Q
period 2003-02-01
DEL GLOBAL TECHNOLOGIES CORP
filed 2003-03-17
CIK 27748

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For quarterly period ended February 1, 2003
                                 or


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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)


Yes             No   X
   -----           -----

 The number of shares of Registrant's common stock outstanding as of March 17, 2003 was 10,347,515.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            Table of Contents




Part I. Financial Information:                                         Page No.
                                                                       --------


        Item 1.  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - February 1, 2003
        and August 3, 2002                                                 3

        Condensed Consolidated Statements of Operations for the Three and
           Six Months Ended February 1, 2003 and January 26, 2002          5

        Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended February 1, 2003 and January 26, 2002                 6


        Notes to Condensed Consolidated Financial Statements               7


        Item 2.  Management's Discussion and Analysis of Operations
        and Financial Condition                                            17

        Item 3.  Quantitative and Qualitative Disclosures about Market
        Risk                                                               23

        Item 4.  Controls and Procedures                                   23

Part II. Other Information:


        Item 1.  Legal Proceedings                                         24


        Item 6.  Exhibits and Reports on Form 8-K                          25


        Signatures                                                         26

        Certifications                                                     27

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                     ASSETS

                                           February 1, 2003   August 3, 2002 (1)
                                           ----------------- -------------------
                                                 (Unaudited)
   CURRENT ASSETS
   Cash and cash equivalents                      $ 2,181             $  895

   Marketable securities                               42                 45

   Trade receivables (net of allowance
   for doubtful accounts of $1,062 and $1,127
   at February 1, 2003 and August 3, 2002,
   respectively)                                   18,758             19,252

   Inventory - Net                                 19,806             20,956
   Income tax receivable                                -              3,992
   Deferred income tax asset                        2,590              2,590
   Prepaid expenses and other current
    assets                                            729              1,644
                                             ----------------- ----------------
      Total current assets                         44,106             49,374


   REFUNDABLE INCOME TAXES                            148                148
   FIXED ASSETS - Net                               9,453              9,152
   DEFERRED INCOME TAX ASSET                        9,252             13,982
   GOODWILL                                         3,239              3,239
   OTHER INTANGIBLES-Net                              405                477
   OTHER ASSETS                                     1,289              1,325
                                            ----------------- -----------------

      TOTAL ASSETS                                $67,892            $77,697
                                            ================= =================

See notes to condensed consolidated financial statements

(1) August 3, 2002 balances were obtained from audited financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           February 1, 2003   August 3, 2002 (1)
                                           -----------------  ------------------
                                               (Unaudited)
CURRENT LIABILITIES
   Short-term credit facilities                  $ 5,263             $ 7,992
   Current portion of long-term debt                 584                 792
   Accounts payable - trade                       11,542              10,127
   Accrued liabilities                             9,188              11,252
   Deferred compensation liability                   205                 207
   Income taxes payable                              176                 356
                                            ----------------- -----------------
      Total current liabilities                   26,958              30,726


NON-CURRENT LIABILITIES
   Long-term debt                                  5,158               5,114
   Subordinated note                               1,706               1,610
   Other long-term liabilities                     2,257               2,158
                                            ----------------- -----------------

      Total liabilities                           36,079              39,608
                                            ----------------- -----------------

MINORITY INTEREST IN SUBSIDIARY                    1,136                 948
                                            ----------------- -----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common  stock,  $.10 par value;
   Authorized  20,000,000  shares;
     Issued and outstanding - 10,976,081 at
     February 1, 2003 and August 3, 2002           1,097               1,097
   Additional paid-in capital                     63,653              63,547
   Accumulated other comprehensive gain (loss)        62               (229)
   Accumulated deficit                          (28,633)            (21,772)
   Less common stock in treasury - 628,566
     shares at February 1, 2003 and August 3,
     2002                                        (5,502)             (5,502)
                                            ----------------- -----------------

      Total shareholders' equity                  30,677              37,141
                                            ----------------- -----------------

   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 67,892            $ 77,697
                                            ================= =================

    See notes to condensed consolidated financial statements

    (1) August 3, 2002 balances were obtained from audited financial statements.

                DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                  (Unaudited)

                                Three Months Ended           Six Months Ended
                              February 1,  January 26,   February 1, January 26,
                                  2003         2002         2003         2002
                              -----------  ----------    ---------   -----------
NET SALES                      $  26,035  $    24,401    $  51,590     $  43,882

COST OF SALES                     20,487       18,057       40,614        33,795
                               -----------   ----------    ---------  ----------

GROSS MARGIN                       5,548        6,344       10,976        10,087
                               -----------   ----------    ---------  ----------

Selling, general and
 administrative                    5,571        5,416       11,192        10,667
Research and development             734          625        1,046         1,206
Litigation settlement recovery         -            -            -         (258)
Facilities reorganization
 costs                               219           35          453            77
                               -----------   ----------   ---------   ----------
 Total operating expenses          6,524        6,076       12,691        11,692
                               -----------   ----------   ---------   ----------
OPERATING (LOSS) INCOME            (976)          268      (1,715)       (1,605)


Interest expense                     357          325          713          787
Other income (expense)              (31)           48          472           31
                                -----------  ----------    ---------   ---------

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST            (1,364)          (9)      (1,956)      (2,361)

INCOME TAX PROVISION (BENEFIT)     4,761          (3)        4,788        (832)
                                -----------  ----------    ---------   ---------

LOSS BEFORE MINORITY
INTEREST                         (6,125)          (6)       (6,744)     (1,529)

MINORITY INTEREST                    130          165           117         177
                                -----------  ----------    ---------   ---------

NET LOSS                        $(6,255)    $   (171)      $(6,861)   $ (1,706)
                                ============ ===========   =========   =========

LOSS PER COMMON SHARE:

BASIC AND DILUTED                 $(.60)       $(.02)        $(.66)      $(.22)
                                ============ ===========   =========   =========

Weighted average number of
common shares outstanding,
basic and diluted               10,347,515    7,847,515   10,347,515   7,847,515
                                ============ ===========  ==========   =========

See notes to condensed consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)

                                                    Six Months Ended
                                            Feb. 1, 2003     Jan. 26, 2002
                                            ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $ (6,861)       $(1,706)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization                     1,243          1,319
  Deferred income provision (benefit)               4,730          (787)
  Loss on sale of fixed assets                         16             33
  Unrealized loss on marketable securities              3             21
  Minority interest                                   117            177
  Imputed interest - Subordinated note                 96              -
  Stock based compensation expense                    104             74

  Changes in operating assets and liabilities:
  Decrease in trade receivables                     1,076          1,953
  Decrease in inventory                             1,578          3,576
  Decrease in income taxes receivable               3,992              -
  Decrease (Increase) in prepaid expenses and
    other current assets                              947          (307)
  Decrease in other assets                            118            242
  Increase in accounts payable-trade                1,016          1,516
  Decrease in accrued liabilities                 (2,228)        (1,597)
  Decrease in income taxes payable                  (182)          (192)
  Other                                              (18)             26
                                              -----------     -----------
Net cash provided by operating activities           5,747          4,348
                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed asset purchases                           (1,227)          (710)
                                              ------------    -----------
Net cash used in investing activities             (1,227)          (710)
                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank borrowings                    (3,293)        (3,126)
                                              -----------     -----------
Net cash used in financing activities             (3,293)        (3,126)
                                              -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES                        59            (5)
                                              -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS             1,286            507
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                         895          1,402
                                              -----------      ----------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                         $2,181       $  1,909
                                              ============    ===========

See notes to condensed consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                 (Unaudited)
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended August 3, 2002.

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements for the fiscal year ended August 3, 2002.

The Company recognizes product revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receiveble is probable and only perfunctory obligations related to the arrangement need to be completed. The Company's products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties as more fully described in the Product Warranty footnote herein. The Company recognizes service revenue when repairs or out of warranty repairs are completed. As described in the Description of the Business section of our Form 10-K dated August 3, 2002, the Company has an FDA obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period. Said repairs are billed to the customers at market rates.

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

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

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such cost is incurred rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 does not impact previously recorded liabilities and, therefore, the initial adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation ("FIN") No. 45,Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company anticipates that there will be no significant impact on the consolidated financial statements upon the adoption of this statement.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


GOODWILL AND OTHER INTANGIBLE ASSETS
Effective August 4, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective August 4, 2002.

Recorded goodwill was tested for impairment by comparing the fair value to the carrying value for reporting units within the Power Conversion Group and for the Medical Systems Group. Fair value was determined using a discounted cash flow method as well as a review of valuation parameters for comparable publicly traded companies. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis, (absent any impairment indicators), the Company expects to perform this impairment test during the fourth quarter. Based on the initial impairment test, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

In connection with the adoption of SFAS 142, the useful lives and the classification of our identifiable intangible assets were reviewed and it was determined that they continue to be appropriate. These identifiable assets were acquired in connection with business combinations prior to July 1, 2001. The components of our amortizable intangible assets are as follows:

                   February 1, 2003                 August 3, 2002
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization
Non-Compete
Agreements       $   902        $   698           $   902        $   659

Distribution
Network              653            452               653            419
                 -------        -------           -------        -------
Total            $ 1,555        $ 1,150           $ 1,555        $ 1,078
                 =======        =======           =======        =======

Amortization expense for intangible assets during the three and six months of fiscal year 2003 was $36 and $72 respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows:

     2003 (remainder)        $  72
     2004                      144
     2005                      144
     2006                       45
     2007                        -
     2008                        -

There are no components of intangible assets that have an indefinite life.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The following table shows the Company's fiscal three and six months 2003 and 2002 results, adjusted to exclude amortization related to goodwill:

                                   Three Months               Six Months
                          ---------------------------- -----------------------
                              February 1, January 26,  February 1,  January 26,
                                 2003        2002         2003         2002
                          ---------------- ----------- ------------- ----------
Net loss - as reported        $( 6,255)      $(171)    $ (6,861)      $(1,706)
  Add back: goodwill
  amortization, net
  of taxes                           -           33            -            66
                              ---------     -------      -------       -------
Net loss - as adjusted         $(6,255)      $(138)    $ (6,861)      $(1,640)
                               ========     =======      =======       =======
Loss per share -
basic and diluted
As reported                    $ (.60)       $(.02)      $ (.66)      $ (.22)
  Add back: goodwill
  amortization                       -            -            -          .01
                             ---------       --------     -------      --------
As adjusted                    $ (.60)       $(.02)      $ (.66)      $ (.21)
                              ========       ========     =======      ========

There were no changes in goodwill balances during the first half of fiscal year 2003.


INVENTORY
Inventory is stated at the lower of cost (first-in, first-out) or market. Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes. The estimation methodologies used for interim reporting purposes are described in Managements Discussion and Analysis under the subtitle Critical Accounting Policies.

                                          February 1, 2003     August 3, 2002
                                         -----------------   ------------------
 Raw materials and purchased parts          $ 10,824             $ 12,980
 Work-in-process                               7,108                7,084
 Finished goods                                4,150                4,322
                                         -----------------   ------------------
                                              22,082               24,386
 Less allowance for obsolete and excess
 inventory                                    (2,276)             (3,430)
                                         -----------------   ------------------
        Total inventory, net                $ 19,806             $ 20,956
                                         =================   ==================

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


PRODUCT WARRANTIES
In November 2002, the FASB issued FASB Interpretation No. 45, which, among other things, requires additional disclosure related to a company's product warranties. The Company's products are covered primarily by one year warranty plans and in some cases optional extended contracts may be offered covering products for periods up to 5 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. A reconciliation of the charges in the Company's product warranty liability for the six months ended February 1, 2003 is as follows:


                                                     Accrued Warranty
                                                    ------------------
           Beginning balance, August 4, 2002             $    626
           Warranty costs incurred                          (498)
           Warranty expense accrued                           506
                                                         -----------
           Ending balance, February 1, 2003              $    634
                                                          ==========


DEFERRED INCOME TAX ASSET

Deferred income tax assets and liabilities represent the effects of the differences between the income tax basis and financial reporting basis of the assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized. Based on information and forecasts available as of August 2002, the Company recorded a net deferred income tax asset of $16,572, with $2,590 classified as a current asset and the balance of $13,982 as a long term asset.

Based on an evaluation conducted in March 2003, management concluded that due to current results being lower than originally anticipated, it was prudent to establish a valuation allowance of $4,730 against long term deferred tax assets. The valuation allowance was computed by estimating the amount of future taxable income expected over the net operating loss carryforward period, considering recent performance and other actions the Company has taken to improve profitability. The valuation allowance recorded is the estimate of the amount of deferred tax assets that may not be realized.

A corresponding amount of $4.7 million was recorded as an income tax provision for the three and six month periods ended February 1, 2003. The Company anticipates that it is more likely than not the remaining deferred asset will be utilized against future operating profits; however, no assurances can be given that results of operations will generate profits in the future.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

COMPREHENSIVE LOSS
Comprehensive loss for the Company includes foreign currency translation adjustments and net loss reported in the Company's Consolidated Statements of Operations.

Comprehensive loss for 2003 and 2002 was as follows:

                               Three Months Ended        Six Months Ended
                          ---------------------------- ------------------------
                             February 1,  January 26,  February 1,   January 26,
                                2003         2002          2003         2002
                          ---------------- ----------- ------------- ----------
Net Loss                    $ (6,255)       $ (171)   $ ( 6,861)     $ (1,706)
Foreign currency
translation adjustment            285          (56)          291           143
                              -------       -------      -------       -------
Comprehensive loss          $ (5,970)        $(227)   $  (6,570)     $ (1,563)
                              =======       =======      =======       =======

LOSS PER SHARE
                               Three Months Ended         Six Months Ended
                           --------------------------   ------------------------
                             February 1,  January 26,   February 1,  January 26,
                                2003         2002          2003          2002
                           -------------  ----------    -----------   ----------
Numerator:
Net Loss                       $ (6,255)     $ (171)    $ (6,861)       $(1,706)
                               ==========  ==========   ==========    ==========
Denominator:
Denominator for basic
 Loss per share-
Weighted average shares
 outstanding                 10,347,515    7,847,515    10,347,515    7,847,515
Effect of dilutive
 Securities                           -            -             -            -

Denominator for diluted      ----------    ---------    ----------    ---------
 loss per share              10,347,515    7,847,515    10,347,515    7,847,515
                             ==========    =========    ==========    =========
Loss per basic and diluted
 common share                  $  (.60)    $   (.02)     $   (.66)     $  (.22)
                             ==========     ========    ==========    =========

Common shares outstanding for the current period and prior period ended were reduced by 628,566 shares of treasury stock. Common shares outstanding for the three and six month period ended February 1, 2003 reflect the issuance of 2,500,000 shares in conjunction with the shareholder settlement approved on January 29, 2002.

The computation of diluted shares outstanding, does not include 671,050 and 480,475 employee stock options and 266,168 and 0 warrants to purchase Company common stock as of February 1, 2003 and January 26, 2002, respectively, since the effect of their assumed conversion would be anti-dilutive.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


SEGMENT INFORMATION
The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other. The fiscal 2003 "Other" segment includes unallocated corporate costs which were previously reported in the Power Conversion Group in the prior period. Had the prior year's methodology been used, operating expenses of the Power Conversion Group would have been approximately $3,300, and $6,500 resulting in an operating loss of approximately $1,800 and $2,300 for the three and six months ended February 1, 2003, respectively.

Interim segment information is as follows:

                                         Medical    Power
For three months ended                   Systems    Conversion
February 1, 2003                         Group      Group      Other     Total
-----------------------                  -------   ----------  ------   --------
Net Sales to Unaffiliated Customers       $15,248   $10,787        -    $26,035
Cost of sales                              11,502     8,985        -     20,487
                                          -------  ---------  ------   --------
Gross margin                                3,746     1,802        -      5,548

Operating expenses                          3,017     2,247    $1,041     6,305
Facilities reorganization costs                 -       285      (66)       219
                                         --------   --------  -------   -------
Total operating expenses                    3,017     2,532       975     6,524
                                         --------   --------  -------   -------
Operating income / (loss)                 $   729    $(730)  $(  975)     (976)
                                         ========   ========   ======
Interest expense                                                          (357)
Other income (expense)                                                     (31)
                                                                        --------
  Loss before income taxes and minority interest                       $(1,364)
                                                                        ========


For three months ended
January 26, 2002
-----------------------
Net Sales to Unaffiliated Customers       $14,321   $ 10,080        -   $ 24,401
Cost of sales                              10,483      7,574        -     18,057
                                          -------   --------   -------   -------
Gross margin                                3,838      2,506        -      6,344

Operating expenses                          2,561      3,480               6,041
Facilities reorganization costs                 -         35        -         35
                                           ------    -------   ------    -------
Total operating expenses                    2,561      3,515               6,076
                                           ------    -------   ------    -------
Operating income / (loss)                  $1,277   $(1,009)        -        268
                                           ======    =======   ======
Interest expense                                                           (325)
Other income (expense)                                                        48
                                                                         -------
      Loss before income taxes and minority interest                     $   (9)
                                                                         =======

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


                                        Medical    Power
For six months ended                    Systems    Conversion
February 1, 2003                         Group      Group     Other      Total
-----------------------                  -------  ----------  ------   --------
Net Sales to Unaffiliated Customers       $27,248   $24,342        -    $51,590
Cost of sales                              20,939    19,675        -     40,614
                                          -------  ---------  ------   --------
Gross margin                                6,309     4,667        -     10,976

Operating expenses                          5,701     4,402    $2,135    12,238
Facilities reorganization costs                 -       389        64       453
                                         --------   --------  -------    ------
Total operating expenses                    5,701     4,791     2,199    12,691
                                         --------   --------  -------    ------
Operating income / (loss)                 $   608  $(  124)  $(2,199)   (1,715)
                                         ========   ========   ======
Interest expense                                                          (713)
Other income (expense)                                                      472
                                                                         ------
   Loss before income taxes and minority interest                      $(1,956)
                                                                        =======



For six months ended
January 26, 2002
-----------------------
Net Sales to Unaffiliated Customers       $23,961   $ 19,921        -   $ 43,882
Cost of sales                              17,939     15,856        -     33,795
                                          -------   --------   -------   -------
Gross margin                                6,022      4,065        -     10,087

Operating expenses                          4,371      7,502        -     11,873
Litigation settlement recovery                  -          -   $(258)      (258)
Facilities reorganization costs                 -         77        -         77
                                           ------    -------   ------    -------
Total operating expenses                    4,371      7,579      258     11,692
                                           ------    -------   ------    -------
Operating income / (loss)                  $1,651   $(3,514)   $  258    (1,605)
                                           ======    =======   ======
Interest expense                                                           (787)
Other income (expense)                                                        31
                                                                         -------
 Loss before income taxes and minority interest                         $(2,361)
                                                                         =======


                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Department of Defense Investigation - On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York in connection with an investigation by the US Department of Defense ("DOD"). RFI supplies noise suppression filters for communications and defense applications. Management has retained special counsel to represent the Company on this matter. The Company is fully cooperating with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD. Management of the Company cannot predict the duration of such investigation or its potential outcome.

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

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Employment Matters - The Company had an employment agreement with the former Chief Executive Officer ("CEO") through July 2005. The agreement provided a minimum base salary, deferred compensation and bonuses, as defined. The Company accrued deferred compensation at a rate of 5% of pretax income with a minimum of $100 and a maximum of $125. In the third quarter of fiscal 2001, the employment of the former CEO was terminated. In February 2002, the Company filed a lawsuit against the former CEO alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement. The complaint sought damages in excess of $15 million. The former CEO answered the Company's complaint, and counterclaimed for damages based on the termination of his employment by the Company.

In March of 2003, the Company and the former CEO reached a settlement of these lawsuits. Under the terms of the settlement and mutual release, the Company's former CEO paid the Company $400 in cash and transferred to the Company 14,967 shares of Company common stock, valued at approximately $45 as of March 7, 2003. The Company expects to recognize the effect of this settlement in the third quarter of Fiscal 2003, offset by any associated legal cost.

Indemnification Legal Expenses - In connection with the Company's previously reported accounting irregularities and the related shareholder litigation and governmental enforcement actions, during fiscal year 2002, the Company spent approximately $209 in the advancement of legal expenses for those directors, officers and employees that are indemnified by the Company. During the first half of fiscal 2003, the Company has incurred additional expenses of this nature of approximately $230. Management is unable to estimate at this time the amount of legal fees that the Company may have to pay in the future related to these matters. Further, there can be no assurance that those to whom we have been advancing expenses will have the financial means to repay the Company pursuant to undertaking agreements that they executed, if it is later determined that such individuals were not entitled to be indemnified.

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

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands except share data)

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Such statements involve various risks that may cause actual results to differ materially. These risks include, but are not limited to, the ability of the Company to grow internally or by acquisition and to integrate acquired businesses, changing industry or competitive conditions and other risks referred to in the Company's registration statements and periodic reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended August 3, 2002.

OVERVIEW
Del Global Technologies Corp. is a leader in developing, manufacturing and marketing medical imaging equipment and power conversion subsystems and components worldwide. Our products include stationary and portable medical diagnostic imaging equipment, high voltage power systems and electronic systems and components such as electronic filter, transformers and capacitors. Operating businesses that we report as segments include our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain corporate expenses.

The Company's new management has made significant progress in resolving previous SEC and shareholder matters giving rise to the need to restate financial statements issued by the previous management as described in the Contingencies footnote herein. The Company has reached an agreement in principle with the SEC to settle its claims against the Company. In February 2003, we filed an S-1 Registration statement with the SEC covering the issuance of one million shares underlying the warrants as required by a previous shareholder settlement. Management believes these are important steps towards closure of the past legal, regulatory and financial reporting matters confronting the Company.

Our businesses continue to compete vigorously and we continue to enjoy good relationships with our customers. We have achieved successive quarterly sales growth in fiscal 2003 and have completed the majority of the consolidation of the Hicksville facility to Valhalla as of February, 2003. Our Power Conversion Group has been selected as a supplier of high voltage power systems by the two Federal Aviation Administration, or FAA, qualified manufacturers of Explosive Detection Systems, or EDS, for checked baggage.

CRITICAL ACCOUNTING POLICIES

A complete description of significant accounting policies are outlined in Note 1 of our Form 10-K for the year ended August 3, 2002. Within these policies, we have identified the accounting for deferred tax assets and the allowance for obsolete and excess inventory as being critical accounting policies due to the significant amount of estimates involved. In addition for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

We account for deferred taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby we recognize an asset related to our net operating loss carry forwards and other temporary differences between financial reporting basis and income tax basis. As of November 2, 2003, this deferred tax asset represented approximately 23% of our total assets. The valuation of our deferred tax assets and the recognition of tax benefits in each period assumes future taxable income and profitability. We periodically evaluate the likelihood of the recoverability of our deferred tax asset recognized, based upon our actual operating results and expectations of future operating profits.

During February and March 2003, as part of its customary six month planning and review cycle, management updated each business units' forecasts for the second half of fiscal 2003 and began preliminary planning for fiscal 2004. After reviewing the second half expectations, coupled with lower then expected first half gross margins and the uncertain economic outlook, management concluded that it was prudent to establish a valuation allowance of $4.7 million against long term deferred tax assets. The valuation allowance was computed by estimating the amount of future taxable income expected over the net operating loss carryforward period, considering recent performance and other actions the Company has taken to improve profitability. The valuation allowance recorded is the estimate of the amount of deferred tax assets that may not be realized.

A corresponding amount of $4.7 million was recorded as an income tax provision for the three and six month periods ended February 1, 2003. We anticipate that it is more likely than not the remaining deferred asset will be utilized against future operating profits; however, we can make no assurances that our business will generate profits in the future

Other than the establishment of a valuation allowance, we recorded no adjustments to our current or deferred tax accounts during the first half of fiscal 2003 with the exception of current tax provision amounts recorded at Villa Sistemi, our foreign subsidiary.

Another significant estimate is our allowance for obsolete and excess inventory. We re-evaluate our allowance for obsolete inventory once a quarter, and this allowance comprises the most significant portion of our inventory reserves. The re-evaluation of reserves is based on a written policy, which requires at a minimum that reserves be established based on our analysis of historical actual usage on a part-by-part basis. In addition, if management learns of specific obsolescence in addition to this minimum formula, these additional reserves will be recognized as well. Specific obsolescence might arise due to a technological or market change, or based on cancellation of an order. As we typically do not purchase inventory substantially in advance of production requirements, we do not expect cancellation of an order to be a material risk. However, market or technology changes can and do happen.

In addition, the Company also uses certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of inventories. For certain subsidiaries, for interim periods, the Company makes an estimate of the amount of labor and overhead costs related to finished goods inventories. As of February 1, 2003, finished goods represented approximately 21% of the net carrying value of the Company's total net inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Second Quarter and Six Months Ended February 1, 2003 Compared to Second Quarter and Six Months Ended January 26, 2002.

Consolidated net sales of $26.0 million for the second quarter of fiscal 2003 were 7% higher than the second quarter of fiscal 2002, with increases at both operating segments. The Power Conversion Group's sales of $10.8 million were up 7% over the prior year quarter as a $3 million increase in shipments of high voltage power supplies to airport explosive detection system ("EDS") suppliers were offset by declines in other product lines and late shipments resulting from the consolidation of facilities. The Medical Systems Group's second quarter sales of $15.2 million improved 7% versus the prior year quarter as stronger domestic sales were partially offset by a decrease in international business. The Medical Systems Group's international shipments decreased due to a delay between the phasing out of old products and introduction of new products within an OEM manufacturing program, as well as a decrease in shipments to the Mexican market.

Consolidated second quarter 2003 sales increased slightly from first quarter 2003 levels of $25.6 million. The Medical Systems Group's sales increased significantly from the first quarter level of $12.0 million to second quarter levels of $15.2 million with sequential increases at both domestic and international units. Fiscal 2003 first quarter Medical Systems Group's sales were at reduced levels due to August vacation shutdowns in the European operation. The Power Conversion Group's second quarter sales of $10.8 million decreased from $13.6 million in the first quarter largely due to a $3 million decrease in EDS shipments in the second quarter, partly offset by a recovery in business at the Company's RFI subsidiary. First quarter RFI sales were at reduced levels due to a scheduled maintenance shutdown and a reorganization of the production lines.

Consolidated net sales of $51.6 million for the six months ended February 1, 2003 were 18% higher than sales for the first six months of the prior fiscal year. The Power Conversion Group's six month sales of $24.3 million improved by 22% over the prior year period, primarily due to a $9 million increase in EDS business. The Medical Systems Group's six months sales of $27.2 million improved by 14% over the prior year period due to increased domestic shipments.

Consolidated backlog at February 1, 2003 was $28 million versus backlog at August 3, 2002 of approximately $32 million. The decline in backlog from beginning of year levels is mostly attributable to high shipments of EDS orders in the Power Conversion Segment, offset by an increase in the backlog at our Medical Systems Segment. Substantially all of the backlog should result in shipments within the next 12 months.

Gross margins as a percent of sales were 21% for the second quarter of fiscal 2003, compared to 26% in the second quarter of fiscal 2002, resulting in a gross profit decrease of $0.8 million year over year. The Power Conversion Group's second quarter margins were 17%, versus 25% in the prior year period, reflecting higher manufacturing costs due to disruptions resulting from the plant consolidation, and standard cost downward revaluations. The relocation of inventories to the Valhalla facility resulted in us recognizing additional inventory write-downs, particularly in work in process, due to re-examination of labor and overhead allocations and due to the write off of certain production supplies. These factors were partially offset by $3.0 million in sales of higher margin EDS products during the second quarter of fiscal 2003. At the Medical Systems Group, gross margins in the European operations held constant with the prior year second quarter level of 29% Although quarterly sales increased 27% in our U.S. operations, gross margin declined to 20% from 28% in last years second quarter due to increases in material and material handling costs. In addition, last year's second quarter in the domestic Medical Systems Group operations benefited from the shipment of previously written off product. These products were determined to be technologically obsolete and fully reserved for as of the end of fiscal 2001, however, we were able to recover value for them during the second quarter of last year. The segment continues to evaluate its product line contribution margins and seeks to emphasize its higher margin products.

Gross margin percentages for the second quarter of 2003, on a consolidated basis were similar to the 21% margins experienced during the first quarter of the year. The Medical Systems Group's second quarter margins of 25% improved from first quarter margins of 21% due to the increase in sales. The Power Conversion Group's second quarter margins of 17% decreased from the 21% level in the first quarter due to the decrease in sales, disruptions caused by plant consolidations and second quarter physical inventory adjustments.

Gross margins as a percent of sales were 21% for the first half of fiscal 2003, compared to 23% in the comparable fiscal 2002 period. Due to higher shipments in fiscal 2003, the gross margin improved $0.9 million year over year. The Power Conversion Group's first six month margins were 19%, versus 20% in the prior year six month period, reflecting the effects of the plant consolidation and inventory adjustments as described above. The Medical Systems Group's gross margins were 23%, compared to 25% in the prior year period, primarily due to the higher margins in the prior year from shipment of previously written off product discussed above.

Selling General and Administrative ("SG&A") expenses were $5.6 million for the second quarter of fiscal 2003, including $0.8 million of unusual legal and accounting fees incurred in connection with current legal matters as disclosed in the contingencies footnote to our financial statements. SG&A expenses for the second quarter of fiscal 2002 were $5.4 million and included $1.1 million of unusually high accounting fees. Excluding the unusually high legal and accounting fees, second quarter SG&A increased $0.5 million from the same quarter last year, primarily due to reorganization efforts, increased headcount, and higher medical, general and directors and officers insurance costs. Research and Development ("R&D") expenses, consisting primarily of engineering costs, remained consistent at 3% of sales for both periods. R&D expenses increased relative to the second quarter of fiscal 2002 in the Medical Systems Group, but decreased at the Power Conversion Group as engineering efforts remained focused on plant consolidations, process improvements and quality initiatives.

Second quarter 2003 SG&A expenses of $5.6 million were comparable to first quarter levels. R&D expenses were $0.3 million in the first quarter compared to $0.7 million in the second quarter of 2003, with the increases occurring in the Medical Systems Group.

SG&A for the six months ended February 1, 2003 of $11.2 million or 22% of sales included unusually high legal and accounting fees of $1.3 million as described above. SG&A for the six months ended January 26, 2002 were $10.7 million or 24% of sales and included $3.1 million of unusually high accounting fees. Excluding the unusually high legal and accounting fees, SG&A for the first half of fiscal 2003 increased by $2.3 million from the same period last year, reflecting the factors discussed above, plus a payment of $0.2 million during the first quarter related to the separation of the former president of our Italian subsidiary.

Facilities reorganization costs relate to the continued phase out of the Power Conversion Group's Hicksville, N.Y. facility, which was started in the fourth quarter of fiscal 2002 and will continue until the relocation to that group's Valhalla, N.Y. facility is completed. The majority of the physical move of inventory, equipment and personnel was completed as of the second quarter of fiscal 2003 and we expect a decrease in these costs over the balance of the fiscal year.

There were no litigation settlement costs incurred during fiscal 2003, however, we may incur some costs in connection with the settlement of the ongoing Department of Defense investigation although we are not able to estimate an amount at present. Prior year amounts include a $0.3 million insurance recovery of class action litigation related legal costs.

As a result of the above we recognized a second quarter operating loss of $1.0 million compared to a profit of $0.3 million in the second quarter of fiscal 2002. The Medical Systems Group posted an operating profit of $0.7 million, offset by a $0.7 operating loss at the Power Conversion Group and higher corporate expenses. The second quarter operating loss of $1.0 million increased from the first quarter 2003 loss due primarily to increased R&D spending and the second quarter inventory adjustments. For the first six months of fiscal 2003 we recognized an operating loss of $1.7 million compared to a loss of $1.6 million in last years period. Six month results reflect a Medical Systems Group operating profit of $0.6 million, offset by operating losses of $0.1 million in the Power Conversion Group and unallocated corporate costs of $2.2 million, reflecting the higher legal and accounting costs as described above.

Interest expense for the six months and quarter ended February 1, 2003 was comparable to the prior years periods.

Other income includes a recovery in the first quarter of fiscal 2003 of $0.5 million related to the settlement of a dispute in connection with a 1999 product line acquisition.

Provision for income taxes for the three and six month period ended February 1, 2003 reflects the establishment of a $4.7 million deferred tax valuation allowance as discussed in Critical Accounting Policies, above. We expect to be profitable in future periods, however management periodically evaluates the likelihood of the recoverability of the deferred tax asset recognized on our balance sheet. Based on management analysis, we believe it is more likely than not that the remaining deferred tax assets will be realized.

Reflecting the above, we recorded net losses of $6.3 million or $0.60 per share in the second quarter compared to near breakeven results in the second quarter of last year. Our loss was $6.9 million or $0.66 per share in the first half of this year compared to a loss of $1.7 million or $.22 per share for the first half of 2002. Current year earnings per share amounts reflect the 2,500,000 additional shares issued in conjunction with the shareholder settlement described in our latest Form 10-K.

FINANCIAL CONDITION

LIQUIDITY AND CAPIAL RESOURCES
The Company has funded its operations through a combination of cash flow from operations and short-term credit facilities.

Working Capital - At February 1,2003 and August 3,2002, the Company's working capital was approximately $17.1 million and $18.6 million, respectively. At such dates the Company had approximately $2.2 million and $0.9 million, respectively, in cash and cash equivalents. As of February 1, 2003 the Company had approximately $5 million of excess borrowing availability under its domestic revolving credit facility.

Cash Flows from Operating activities - For the six months ended February 1, 2003 the Company generated approximately $5.7 million of cash from operations, compared to a generation of $4.3 million in last year's period. Contributing to this year's cash generation were a decrease in Trade receivables of approximately $1.1 million and a reduction in inventory of approximately $1.6 million. These reductions were achieved despite higher trailing six month shipments as of February 1, 2003 (versus the previous six months) as the Company continues to improve its purchasing and collection practices. In addition, the Company collected approximately $4.0 million in income tax refunds during the first half of fiscal 2003.

Cash flows from Investing activities - The Company continues to invest in capital equipment and improvements, principally for its manufacturing operations, in order to improve its manufacturing capability and capacity. The Company has expended approximately $1.2 million in facility improvements and capital equipment for the six-month period ended February 1, 2003, principally at the Power Conversion Group's Valhalla facility related to the consolidation of the Bertan business. In addition the Company made improvements to the HVAC system at its Milan based Villa Systemi Medicali S.p.A, subsidiary.

Cash Flows from Financing Activities - During fiscal 2003, the Company repaid approximately $3.3 million of indebtedness.

The following table summarizes our contractual obligations, including debt and operating leases at August 3, 2002:

                               Fiscal      Fiscal       Fiscal     After Fiscal
Obligations          Total(1)   2003    2004 - 2006   2007 - 2008      2008
                   ---------  -------   -----------   -----------  ------------
Long-term debt     $ 3,170    $  688      $ 1,324       $  896       $   262
Capital lease
 Obligations         3,900       285          926          770         1,919
Subordinated note    1,610         -            -        1,610             -
Operating leases     2,678     1,089        1,524           65             -
                   ---------  -------   -----------   -----------  ------------
Total contractual
 cash obligations  $11,358    $2,062      $ 3,774       $3,341       $ 2,181
                   =========  =======   ===========   ===========  ============

(1) In addition, as of August 3, 2002 we had approximately $7 million revolving credit debt in the U.S. and $1 million in Italy. The Italian credit facilities are generally renewed on a yearly basis and the U.S facility matures in fiscal 2005. Upon maturity, the Company anticipates refinancing any balances remaining on the U.S. facility.

Credit Facility and Borrowing - The Company has a $10 million senior revolving credit agreement with Transamerica Business Capital ("Transamerica") dated as of June 10, 2002. This facility has a term of three years and interest under this U.S. credit facility is at prime plus 3/4%, or at the Company's option, at a rate tied to LIBOR. The interest rate on the revolving line of credit is 5.0% at February 1, 2003. The credit facility is subject to commitment fees of 3/8% on the daily unused portion of the facility, payable monthly. This credit facility is secured by substantially all of the Company's accounts receivable, inventory, and fixed assets in the U.S. The terms of this credit facility, require the Company to comply with various operational and financial covenants and place limitations on the Company's ability to make capital expenditures and to pay dividends.

As of February 1, 2003, the Company is in compliance with the financial covenants, as amended, in its U.S. credit facility. In the first quarter of fiscal 2003, the Company obtained a waiver of non-compliance with certain financial covenants, and signed a Second Amendment with Transamerica which includes revised financial covenants that the Company expects it will be able to continue to meet.

The Company anticipates that cash generated from operations and amounts available from its new credit facility will be sufficient to satisfy its currently projected operating cash needs for at least the next twelve months.

Legal Matters - In February 2003, we filed an S-1 Registration statement with the SEC covering the issuance of one million shares of Company common stock underlying warrants that were issued to certain shareholders in connection with the previous shareholder litigation. Prior to declaring this Registration Statement effective, the Company must satisfactorily respond to any questions raised by the SEC in its review and there can be no assurances that the SEC will declare this Registration Statement effective. Should the SEC declare this Registration Statement effective, shareholders would be able to exercise the warrants issued as part of the shareholder litigation settlement and purchase Del Common Stock at a price of $2 per share. These warrants are also callable by the Company at a price of $0.25 per warrant, if the Common Stock trades at or above $4 per share for ten (10) consecutive days.

In addition, as described more fully in Part II of this filing, in March 2003 we settled litigation with the former CEO in return for the payment of $0.4 million in cash to the Company and the return of approximately 15,000 shares of Company common stock.

Item 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes, use derivative instruments or engage in hedging activities. We do, however, experience market risk from interest rate and foreign currency exchange exposure.

Interest Rate Risk
Our U.S. and foreign revolving credit facilities and certain of our Italian subsidiary's long-term debt incur interest charges that fluctuate with changes in market interest rates. Based on the balances as of August 3, 2002, an increase of 1/2 of 1% in interest rates would increase interest expense by approximately $70,000 annually. There is no assurance that interest rates will increase or decrease over the next fiscal year.


Foreign Currency Risk
The financial statements of Villa Sistemi Medicali S.p.A. are denominated in Euro. Villa accounts for approximately 25 to 30% of our total revenues. Having a portion of our future income denominated in Euro exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings. A 10% decline in the value of the Euro in fiscal year 2002, for example, would have reduced sales by approximately $2.8 million, and would have increased our consolidated operating loss by approximately $300,000 (due to the reduction in the U.S. dollar value of Villa's operating income.) In addition, Villa on average, carries approximately $0.8 million of U.S. dollar denominated trade receivables, and is subject to the risk of currency fluctuations between invoicing and subsequent collection.

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

Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures in February 2003. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

Department of Defense Investigation - On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York in connection with an investigation by the US Department of Defense ("DOD"). RFI supplies noise suppression filters for communications and defense applications. Management has retained special counsel to represent the Company on this matter. The Company is fully cooperating with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD. Management of the Company cannot predict the duration of such investigation or its potential outcome.

Employment Matters - The Company had an employment agreement with the former Chief Executive Officer ("CEO") through July 2005. The agreement provided a minimum base salary, deferred compensation and bonuses, as defined. The Company accrued deferred compensation at a rate of 5% of pretax income with a minimum of $100 and a maximum of $125. In the third quarter of fiscal 2001, the employment of the former CEO was terminated. In February 2002, the Company filed a lawsuit against the former CEO alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement. The complaint sought damages in excess of $15 million.

The former CEO answered the Company's complaint, and counterclaimed for damages based on the termination of his employment by the Company. The former CEO also brought third party claims against certain directors and officers, which were dismissed on October 18, 2002.

In March of 2003, the Company and the former CEO reached a settlement of these lawsuits. Under the terms of the settlement and mutual release, the Company's former CEO paid the Company $400 in cash and transferred to the Company 14,967 shares of Company common stock, valued at approximately $45 as of March 7, 2003. The Company expects to recognize the effect of this settlement in the third quarter of Fiscal 2003, offset by any associated legal cost.

Other Legal Matters - The Company is a defendant in several other legal actions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.




Item 6.      EXHIBITS AND REPORTS ON FORM 8-K


 a: Exhibits

         10.22 Settlement agreement and release between the Company, its affiliates and other interested parties and the former CEO of the Company.

         99.1 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, Samuel E. Park.

         99.2 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, Thomas V. Gilboy.

  b: Reports on Form 8-K

                  On January 23, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5. "Other Events" to report that the Company issued a press release announcing that the Company has received relief from the SEC for filing selected financial data for fiscal years 1999 and 1998 in its securities filings.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES






SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                              DEL GLOBAL TECHNOLOGIES CORP.




                                             /s/ Samuel E. Park
                                             -----------------------
                                             Samuel Park
                                             Chief Executive Officer
                                             and President




                                             /s/ Thomas V Gilboy
                                             -----------------------
                                             Thomas V Gilboy
                                             Chief Financial Officer,
                                             Vice President
                                             (Principal Financial and
                                              Accounting Officer)


Dated :    March 17, 2003

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

Date: March 17, 2003                              /s/ Samuel E. Park
                                                 ------------------
                                                 Samuel E. Park
                                                 Chief Executive Officer

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

Date: March 17, 2003                            /s/ Thomas V Gilboy
                                                --------------------
                                                Thomas V. Gilboy
                                                Chief Financial Officer