Form 10-Q
period 2003-05-03
DEL GLOBAL TECHNOLOGIES CORP
filed 2003-06-23
CIK 27748

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For quarterly period ended May 3, 2003
                                 or


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

 Yes  X         No
    -----          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

 Yes            No   X
    -----          -----

 The number of shares of Registrant's common stock outstanding as of June 23, 2003 was 10,332,548.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            Table of Contents




Part I. Financial Information:                                         Page No.
                                                                       --------


        Item 1.  Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets - May 3, 2003
          and August 3, 2002                                                 3

          Condensed Consolidated Statements of Operations for the Three
          and Nine Months Ended May 3, 2003 and April 27, 2002               5

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended May 3, 2003 and April 27, 2002                        6


          Notes to Condensed Consolidated Financial Statements               7


        Item 2.  Management's Discussion and Analysis of Operations
        and Financial Condition                                             19

        Item 3.  Quantitative and Qualitative Disclosures about Market
        Risk                                                                28

        Item 4.  Controls and Procedures                                    28

Part II. Other Information:


        Item 1.  Legal Proceedings                                          29

        Item 4.  Submission of Matters to a Vote of Security Holders        31

        Item 6.  Exhibits and Reports on Form 8-K                           32


        Signatures                                                          33

        Certifications                                                      34

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                     ASSETS

                                               May 3, 2003    August 3, 2002 (1)
                                            ----------------- ------------------
                                                 (Unaudited)
   CURRENT ASSETS
   Cash and cash equivalents                      $ 1,530             $  895

   Marketable securities                                -                 45

   Trade receivables (net of allowance for
   doubtful accounts of $1,079 and $1,127
   at May 3, 2003 and August 3, 2002,
   respectively)                                   16,845             19,252

   Inventory - Net                                 19,690             20,956
   Income tax receivable                                -              3,992
   Deferred income tax asset                        2,590              2,590
   Prepaid expenses and other current
    assets                                            695              1,644
                                             ----------------- ---------------
      Total current assets                         41,350             49,374


   REFUNDABLE INCOME TAXES                             57                148
   FIXED ASSETS - Net                               9,536              9,152
   DEFERRED INCOME TAX ASSET                        9,252             13,982
   GOODWILL                                         3,239              3,239
   OTHER INTANGIBLES-Net                              369                477
   OTHER ASSETS                                     1,277              1,325
                                            ----------------- -----------------

      TOTAL ASSETS                                $65,080            $77,697
                                            ================= =================

See notes to condensed consolidated financial statements

(1) August 3, 2002 balances were obtained from audited financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               May 3, 2003    August 3, 2002 (1)
                                            ----------------- ------------------
                                                 (Unaudited)
CURRENT LIABILITIES
   Short-term credit facilities                  $ 6,468             $ 7,992
   Current portion of long-term debt                 619                 792
   Accounts payable - trade                        9,072              10,127
   Accrued liabilities                             8,717              10,774
   Litigation settlement reserves                  2,669                 685
   Income taxes payable                              224                 356
                                            ----------------- -----------------
      Total current liabilities                   27,769              30,726


NON-CURRENT LIABILITIES
   Long-term debt                                  5,070               5,114
   Subordinated note                               1,741               1,610
   Other long-term liabilities                     2,396               2,158
                                            ----------------- -----------------

      Total liabilities                           36,976              39,608
                                            ----------------- -----------------

MINORITY INTEREST IN SUBSIDIARY                    1,175                 948
                                            ----------------- -----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized 20,000,000 shares;
     Issued and outstanding - 10,976,081 at
     May 3, 2003 and August 3, 2002                1,097               1,097
   Additional paid-in capital                     63,674              63,547
   Accumulated other comprehensive income (loss)     264               (229)
   Accumulated deficit                          (32,559)            (21,772)
   Less common stock in treasury 643,533 and
     628,566 shares at May 3, 2003
     and August 3, 2002, respectively            (5,547)             (5,502)
                                            ----------------- -----------------

      Total shareholders' equity                  26,929              37,141
                                            ----------------- -----------------

   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 65,080            $ 77,697
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

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                  (Unaudited)

                                Three Months Ended          Nine Months Ended
                                 May 3,     April 27,     May 3,       April 27,
                                  2003        2002         2003          2002
                              -----------  ----------    ---------   -----------
NET SALES                      $   22,925  $   26,850     $  74,515    $  70,732

COST OF SALES                      17,768      20,561        58,382       54,356
                               -----------  ----------    ---------   ----------

GROSS MARGIN                        5,157       6,289        16,133       16,376
                               -----------  ----------    ---------   ----------

Selling, general and
 administrative                     5,507       5,140        16,699       15,807
Research and development              702         780         1,748        1,986
Litigation settlement
 costs, net                         2,126       7,236         2,126        6,978
Facilities reorganization
 costs                                253           -           706           77
                               -----------  ----------    ---------   ----------
 Total operating expenses           8,588      13,156        21,279       24,848

                               -----------  ----------    ---------   ----------
OPERATING LOSS                    (3,431)     (6,867)       (5,146)      (8,472)


Interest expense, net                 315         551         1,028        1,338
Other (expense) income               (35)          74           437          105
                                -----------  ----------    ---------   ---------

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST              (3,781)     (7,344)       (5,737)     (9,705)

INCOME TAX PROVISION (BENEFIT)        156      (2,247)         4,944     (3,079)
                                -----------  ----------    ---------   ---------

LOSS BEFORE MINORITY
INTEREST                           (3,937)     (5,097)      (10,681)     (6,626)

MINORITY INTEREST                     (11)          55           106         232
                                -----------  ----------    ---------   ---------

NET LOSS                          $(3,926)    $(5,152)     $(10,787)   $ (6,858)
                                ============ ===========   =========   =========

LOSS PER COMMON SHARE:

BASIC AND DILUTED                 $  (.38)    $  (.66)     $  (1.04)      $(.88)
                                ============ ===========   =========   =========

Weighted average number of
common shares outstanding,
basic and diluted               10,338,140    7,847,515   10,344,390   7,847,515
                               ============  ===========  ==========   =========

See notes to condensed consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)

                                                  Nine Months Ended
                                            May 3, 2003      April 27, 2002
                                            ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(10,787)       $(6,858)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization                     1,856          1,982
  Deferred income tax provision (benefit)           4,730        (3,365)
  Provision for DOD settlement                      2,347              -
  Unrealized gain on marketable securities              -           (29)
  Loss on sale of investments                           -             62
  Non-cash litigation settlement costs                  -          7,050
  Minority interest                                   106            232
  Imputed interest - Subordinated note                131             45
  Stock based compensation expense                    127            114
  Loss on sale of fixed assets                         97             47
  Changes in operating assets and liabilities:
  Decrease in marketable securities                    45              -
  Decrease in trade receivables                     3,220          1,358
  Decrease in inventory                             2,004          4,101
  Decrease in income taxes receivable               3,992              -
  Decrease (Increase) in prepaid expenses and
    other current assets                              962          (359)
  Decrease in refundable income taxes                  91          1,000
  Decrease in other assets                            156            223
  (Decrease)Increase in accounts payable-trade    (1,585)          1,554
  Decrease in accrued liabilities                 (2,295)          (253)
  Decrease in litigation settlement reserves        (363)              -
  (Decrease)Increase in income taxes payable        (101)            145
  Other                                                23             38
                                              -----------     -----------
Net cash provided by operating activities           4,756          7,087
                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed asset purchases                           (1,800)          (875)
  Net proceeds from sale of marketable
    securities                                          -            294
                                              -----------     -----------
Net cash used in investing activities             (1,800)          (581)
                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of short-term credit facilities       (1,854)        (3,438)
  Payment of long-term debt                         (544)          (573)
                                              -----------     -----------
Net cash used in financing activities             (2,398)        (4,011)
                                              -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES                        77           (18)
                                              -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS               635          2,477
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                         895          1,402
                                              -----------     -----------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                       $  1,530       $  3,879
                                              ============    ===========

See notes to condensed consolidated financial statements

                DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                 (Unaudited)


BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 2002. Certain reclassifications of August 3, 2002 balances have been made to conform to the current period presentation.

The Company's fiscal year is based on a 52/53 week cycle ending on the Saturday nearest to July 31. Results of the Company's Milan, Italy based Villa Sistemi Medicali S.p.A ("Villa") subsidiary are reported on a one-month lag.

The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The Company's products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties as more fully described in the Product Warranty footnote herein. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The Company has an FDA obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period, which are billed to the customers at market rates.

RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in October 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 requires that long-lived assets whose carrying amount is not recoverable from its undiscounted cash flows be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguised from the rest of the entity and that will

                DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and are to be applied prospectively. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued in April 2002. This pronouncement rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and changed the accounting treatment for capital lease modifications by amending SFAS No. 13, Accounting for Leases. This pronouncement also amends the existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for any VIE created after January 31, 2003, and applicable no later than July 1, 2003 for any VIE created before January 31, 2003. The Company anticipates that there will be no significant impact on the Company's consolidated financial statements upon the adoption of this statement.

SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees." The Company's practice in granting these awards to employees is to set the exercise price of the stock options equal to the market price of our underlying stock on the date of grant. Therefore under the intrinsic value method, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The following table shows the proforma effect on the Company's net income of accounting for stock based awards using the fair value method prescribed by SFAS No. 123:

                                   Three Months              Nine Months
                          ---------------------------- -----------------------
                               May 3,      April 27,     May 3,      April 27,
                                2003          2002        2003          2002
                          ---------------- ----------- ------------- ----------
Net loss - as reported         $(3,926)    $(5,152)    $(10,787)      $(6,858)

  Add: Total stock-based
  awards determined under
  fair value method               (122)       (135)        (365)         (404)
                              ---------    --------     --------       -------
Proforma Net loss              $(4,048)    $(5,287)    $(11,152)      $(7,262)
                              =========    ========     ========       =======
Loss per share -
Basic and diluted

  As reported                   $ (.38)     $(. 66)    $   (1.04)      $ (.88)
  Proforma                        (.39)      (. 67)        (1.08)        (.93)

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has not determined the effect, if any, that SFAS No. 149 will have on its consolidated financial statements.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates that there will be no significant impact on its consolidated financial statements upon the adoption of SFAS 150.

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

In connection with the adoption of SFAS 142, the Company reviewed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. These identifiable assets were acquired in connection with business combinations prior to July 1, 2001. The components of our amortizable intangible assets are as follows:

                     May 3, 2003                    August 3, 2002
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization
               ----------    -----------        -----------    ----------
Non-Compete
Agreements       $   902        $   718           $   902        $   659

Distribution
Network              653            468               653            419
                 -------        -------           -------        -------
Total            $ 1,555        $ 1,186           $ 1,555        $ 1,078
                 =======        =======           =======        =======

Amortization expense for intangible assets during the three and nine months of fiscal 2003 was $36 and $108 respectively. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows:

                        2003 (remainder)        $  36
                        2004                      144
                        2005                      144
                        2006                       45
                        2007                        -
                        2008                        -


There are no components of intangible assets that have an indefinite life.

                  DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The following table shows the Company's fiscal three and nine months 2003 and 2002 results, adjusted to exclude amortization related to goodwill:

                                   Three Months              Nine Months
                          ---------------------------- -----------------------
                               May 3,      April 27,     May 3,      April 27,
                                2003          2002        2003          2002
                          ---------------- ----------- ------------- ----------
Net loss - as reported        $(3,926)     $(5,152)    $(10,787)      $(6,858)
  Less: goodwill
  amortization, net
  of taxes                           -           33            -            98
                              ---------     -------      -------       -------
Net loss - as adjusted        $(3,926)     $(5,119)    $(10,787)      $(6,760)
                               ========     =======      =======       =======
Loss per share -
basic and diluted
As reported                    $ (.38)       $(.66)      $(1.04)       $ (.88)
  Less: goodwill
  amortization                       -          .01            -           .02
                             ---------       --------     -------      --------
As adjusted                    $ (.38)       $(.65)      $(1.04)       $  .86)
                              ========       ========     =======      ========

There were no changes in goodwill balances during the first nine months of fiscal 2003.

INVENTORY
Inventory is stated at the lower of cost (first-in, first-out) or market. Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are estimated by management for interim reporting purposes. The estimation methodologies used for interim reporting purposes are described in Managements Discussion and Analysis of Financial Condition and Results of Operations under the subtitle "Critical Accounting Policies."

                                            May 3, 2003        August 3, 2002
                                         -----------------   ------------------
 Raw materials and purchased parts          $ 10,802             $ 12,980
 Work-in-process                               7,285                7,084
 Finished goods                                4,290                4,322
                                         -----------------   ------------------
                                              22,377               24,386
 Less allowance for obsolete and excess
  inventory                                  (2,687)              (3,430)
                                         -----------------   ------------------
        Total inventory, net                $ 19,690             $ 20,956
                                         =================   ==================

PRODUCT WARRANTIES
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No 5, 57 and 107 and Recession of FASB Interpretation No 34." which, among other things, requires additional product warranty disclosures. The Company's products are covered primarily by one-year warranty plans and in some cases optional

                  DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

extended contracts may be offered covering products for periods up to five years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. A reconciliation of the charges in the Company's product warranty liability for the nine months ended May 3, 2003 is as follows:

                                                     Accrued Warranty
                                                    ------------------
           Beginning balance, August 4, 2002             $    626
           Warranty costs incurred                           (742)
           Warranty expense accrued                           755
                                                         -----------
           Ending balance, May 3, 2003                   $    639
                                                         ===========

DEFERRED INCOME TAX ASSET

Deferred income tax assets and liabilities represent the effects of the differences between the income tax basis and financial reporting basis of the assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized. Based on information and forecasts available as of August 2002, the Company recorded a net deferred income tax asset of $16,572, with $2,590 classified as a current asset and the balance of $13,982 as a long-term asset.

Based on an evaluation conducted in March 2003, management concluded that due to current results being lower than originally anticipated, it was prudent to establish a valuation allowance of $4,730 against long-term deferred tax assets. The valuation allowance was computed by estimating the amount of future taxable income expected over the net operating loss carryforward period, considering recent performance and other actions the Company has taken to improve profitability. The valuation allowance recorded is the estimate of the amount of deferred tax assets that may not be realized.

A corresponding amount of $4,730 was recorded as an income tax provision during the quarter ended February 1, 2003. During the third quarter of fiscal 2003, the Company updated its evaluation and concluded the net deferred tax assets more likely than not will be recovered from future taxable income. However, no assurances can be given that the Company's results of operations will generate profits in the future.

Other than establishing a valuation allowance, we recorded no adjustments to our current or deferred tax accounts during the first nine months of fiscal 2003, with the exception of current tax provision amounts recorded at Villa Sistemi, our foreign subsidiary.

INCOME TAX RECEIVABLE

As of August 3, 2002, the Company had an income tax receivable of $4,000 arising from the filing of amended U.S tax returns covering fiscal 1997 through 2001. The Company was able to file a refund claim due to a change in the U.S. tax law that lengthened the carry-back period for net operating losses from two to five years. The filing of these amended returns prompted a tax audit by the Internal Revenue Service. At the conclusion of such tax audit, the Company was entitled to a tax refund of $4,000 and such receivable was subsequently collected during the first and second quarters of fiscal 2003.

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

Comprehensive loss for 2003 and 2002 was as follows:

                               Three Months Ended        Nine Months Ended
                          ---------------------------- -----------------------
                                May 3,     April 27,     May 3,      April 27,
                                 2003         2002        2003          2002
                          ---------------- ----------- ------------- ----------
Net Loss                    $ (3,926)      $(5,152)    $(10,787)      $(6,858)
Foreign currency
translation adjustment            202          (63)          493            80
                              -------       -------      -------       -------
Comprehensive loss          $ (3,724)      $(5,215)    $(10,294)      $(6,778)
                              =======       =======      =======       =======


LOSS PER SHARE
                               Three Months Ended         Nine Months Ended
                          ---------------------------- -----------------------
                                May 3,     April 27,      May 3,     April 27,
                                 2003         2002         2003         2002
                            -----------  ----------  -----------   ----------
Numerator:
Net Loss                    $ (3,926)      $(5,152)    $(10,787)      $(6,858)
                            ===========  ==========   ===========   ==========
Denominator:
Denominator for basic
 Loss per share-
Weighted average shares
 outstanding                10,338,140    7,847,515    10,344,390    7,847,515
Effect of dilutive
 Securities                          -            -             -            -

Denominator for diluted      ----------    ---------    ----------    ---------
 loss per share              10,338,140    7,847,515    10,344,390    7,847,515
                             ==========    =========    ==========    =========
Loss per basic and diluted
 common share                  $  (.38)    $   (.66)     $  (1.04)     $  (.88)
                             ==========     ========    ==========    =========

Common shares outstanding for the current period and prior period ended were reduced by 643,533 shares of treasury stock which includes 14,967 shares obtained from the Company's former Chief Executive Officer in a settlement reached in March of 2003. Common shares outstanding for the three and nine month period ended May 3, 2003 reflects the issuance of 2,500,000 shares in conjunction with the shareholder settlement approved on January 29, 2002.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The computation of diluted shares outstanding, does not include 682,050 and 577,631 employee stock options and 275,124 and 136,676 warrants to purchase Company common stock as of May 3, 2003 and April 27, 2002, respectively, since the effect of their assumed conversion would be anti-dilutive.


SEGMENT INFORMATION
The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other. The "Other" segment includes unallocated corporate costs.

Interim segment information is as follows:

                                         Medical    Power
For three months ended                   Systems    Conversion
May 3, 2003                              Group      Group     Other      Total
-----------------------                  -------  ----------  ------   --------
Net Sales to Unaffiliated Customers       $13,359   $ 9,566   $    -    $22,925
Cost of sales                              10,394     7,374        -     17,768
                                          -------  ---------  ------   --------
Gross margin                                2,965     2,192        -      5,157

Operating expenses                          2,860     2,284     1,065     6,209
Litigation settlement costs (recovery)                2,347     (221)     2,126
Facilities reorganization costs                 -       175        78       253
                                         --------   --------  -------   -------
Total operating expenses                    2,860     4,806       922     8,588
                                         --------   --------  -------   -------
Operating income / (loss)                 $   105  $(2,614)   $ (922)   (3,431)
                                         ========   ========   ======
Interest expense                                                          (315)
Other income (expense)                                                     (35)
                                                                        --------
   Loss before income taxes and minority interest                      $(3,781)
                                                                        ========


For three months ended
April 27, 2002
-----------------------
Net Sales to Unaffiliated Customers       $15,489   $ 11,361  $     -  $ 26,850
Cost of sales                              12,288      8,273        -    20,561
                                          -------   --------   -------  -------
Gross margin                                3,201      3,088        -     6,289

Operating expenses                          2,328      2,621      971     5,920
Litigation settlement costs                     -          -    7,236     7,236
                                           ------    -------   -------  -------
Total operating expenses                    2,328      2,621    8,207    13,156
                                           ------    -------   ------   -------
Operating income / (loss)                  $  873   $    467  $(8,207)  (6,867)
                                           ======    =======   =======
Interest expense                                                          (551)
Other income (expense)                                                       74
                                                                        -------
      Loss before income taxes and minority interest                   $(7,344)
                                                                        =======

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                         Medical    Power
For nine months ended                    Systems    Conversion
May 3, 2003                              Group      Group     Other      Total
-----------------------                  -------  ----------  ------   --------
Net Sales to Unaffiliated Customers       $40,607   $33,908   $    -    $74,515
Cost of sales                              31,333    27,049        -     58,382
                                          -------  ---------  ------   --------
Gross margin                                9,274     6,859        -     16,133

Operating expenses                          8,561     6,686     3,200    18,447
Litigation settlement costs (recovery)                2,347     (221)     2,126
Facilities reorganization costs                 -       564       142       706
                                         --------   --------  -------    ------
Total operating expenses                    8,561     9,597     3,121    21,279
                                         --------   --------  -------    ------

Operating income / (loss)                 $   713  $(2,738)  $(3,121)   (5,146)

                                            ======== ======  ========
Interest expense                                                        (1,028)
Other income (expense)                                                      437
                                                                        -------
   Loss before income taxes and minority interest                      $(5,737)
                                                                        =======



For nine months ended
April 27, 2002
-----------------------
Net Sales to Unaffiliated Customers       $39,450   $ 31,282  $     -  $ 70,732
Cost of sales                              30,227     24,129        -    54,356
                                          -------   --------   -------  -------
Gross margin                                9,223      7,153        -    16,376

Operating expenses                          6,699      7,700     3,394   17,793
Litigation settlement costs                     -          -     6,978    6,978
Facilities reorganization costs                 -         77        -        77
                                           ------    -------   -------  -------
Total operating expenses                    6,699      7,777    10,372   24,848
                                           ------    -------   -------  -------
Operating income / (loss)                  $2,524   $(  624) $(10,372)  (8,472)
                                           ======    =======   ======
Interest expense                                                        (1,338)
Other income (expense)                                                      105
                                                                        -------
 Loss before income taxes and minority interest                        $(9,705)
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

The Company has reached an agreement in principle with the Staff of the SEC to settle the SEC's claims against the Company. The settlement will include a penalty of up to $400 and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The proposed settlement may be subject to, amongst other things, a future restatement of historical financial statements for the Company, or other material adjustments. However, management is not aware of any restatements or adjustments required with respect to financial statements filed with the SEC since April 2002. In addition, the proposed settlement will require approval by the Commission and by the Court. We can give no assurance that this settlement will be approved by either the Commission or the Court or that the terms will not be changed.

Although the Company has not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company recorded a charge of $685 in the fourth quarter of fiscal 2002 related to this agreement in principle with the SEC Staff, which includes associated legal costs. The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet for both periods presented as adjusted for any associated legal costs paid during fiscal 2003.

Department of Defense ("DOD") Investigation - In June 2003, the Company was advised that the US Government is willing to enter into negotiations regarding a comprehensive settlement of the ongoing US DOD investigation of its RFI subsidiary. Management believes that a potential comprehensive settlement will include the Company's pleading guilty to certain criminal charges, and agreeing to pay certain fines and restitution to the Government in an amount which could be material to the Company. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI's Military Specification testing, record keeping and general operating procedures.

Prior to the preliminary discussions with the US Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company's legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company's capital resources, management has now developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2,347, which represents its estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet as of May 3, 2003.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

There can be no assurance that such a potential settlement will be reached and, even if reached, that the ultimate fine required by any settlement will not vary significantly from the Company's estimate and expectations.


The Company believes that any settlement could cause the DOD to seek to limit the ability of the Company to do business with US Government entities. Such limitations could include seeking a "debarment" or exclusion from doing business with US Government entities for a period of time. Because management believes that it has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products, the Company is hopeful that as a result of the potential settlement, its ability to service the governmental and defense sectors of its business will not be interrupted.

There can be no assurance that such a settlement will be reached and, even if reached that the ultimate fine and outcome of any settlement will not vary significantly from the Company's estimate and expectations. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on the Company's financial condition, liquidity and operations.


ERISA Matters - During the fiscal year ended July 28, 2001, management of the Company concluded that violations of the Employee Retirement Income Security Act, ("ERISA") existed relating to a defined benefit plan for which accrual of benefits had been frozen as of February 1, 1986. The violations related to excess concentrations of the Common Stock of the Company in the Plan assets. In July 2001, management of the Company decided to terminate this Plan, subject to having available funds to finance the plan in accordance with rules and regulations relating to terminating pension plans. This plan has not been terminated yet, but the Company expects to start the process of terminating this plan in calendar 2003.

Employment Matters - The Company had an employment agreement with its former Chief Executive Officer through July 2005. The agreement provided a minimum base salary, deferred compensation and bonuses, as defined. The Company accrued deferred compensation at a rate of 5% of pretax income with a minimum of $100 and a maximum of $125. In the third quarter of fiscal 2001, the employment of the former CEO was terminated. In February 2002, the Company filed a lawsuit against the former CEO alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement. The complaint sought damages in excess of $15 million. The former CEO answered the Company's complaint, and counterclaimed for damages based on the termination of his employment by the Company.

In March of 2003, the Company and the former CEO reached a settlement of these lawsuits. Under the terms of the settlement and mutual release, the Company's former CEO paid the Company $400 in cash and transferred to the Company 14,967 shares of Company common stock, valued at approximately $45 as of March 7, 2003. The Company recognized the effect of this settlement in the third quarter of Fiscal 2003, offset by legal costs incurred in the third quarter.

Indemnification Legal Expenses - In connection with the Company's previously reported accounting irregularities and the related shareholder litigation and governmental enforcement actions, during fiscal 2002, the Company spent approximately $209 in the advancement of legal expenses for those directors,

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


officers and employees that are indemnified by the Company. During the first nine months of fiscal 2003, the Company has incurred additional expenses of this nature of approximately $228. Management is unable to estimate at this time the amount of legal fees that the Company may have to pay in the future related to these matters. Further, there can be no assurance that those to whom we have been advancing expenses will have the financial means to repay the Company pursuant to undertaking agreements that they executed, if it is later determined that such individuals were not entitled to be indemnified.

Other Legal Matters - The Company is a defendant in several other legal actions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.


SUBSEQUENT EVENTS

The Company's newly elected Board of Directors has reviewed the "change in control" provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and its Chief Executive Officer, Mr.Samuel E. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors has determined that no obligation to pay these amounts has been triggered. Mr.Park has orally informed the Company that, after reviewing the matter with his counsel, he believes that the obligation to pay these amounts has been triggered. If paid in a lump sum at the time Mr.Park asserts the payments are due, these payments may have a material adverse effect on the Company's liquidity. In the event Mr.Park seeks to assert a claim for these change in control payments, it is not possible to predict the outcome of any such claim; however, the Company's Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company's liquidity in the foreseeable future.

The outcome of the elections at the Company's Annual Meeting of Shareholders held on May 29, 2003 represents a change in control under change in control agreements between the Company and each of four other members of executive management. However, as each of these agreements contains double-triggers requiring the termination of the individual, no change in control payments are currently due to any such individuals.

As described in the Contingencies footnote above, in June 2003 management had preliminary discussions with the US Government regarding a potential settlement of the DOD investigation. Prior to these discussions, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company's legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company's capital resources, management has now developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2,347, which represents its estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet as of May 3, 2003.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, management changes, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory matters, including a settlement of the Department of Defense investigation on terms that we can afford and that does not include a debarment from doing business with the US Government, and favorable general economic conditions. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company's filings with the Securities and Exchange Commission including our Form 10-K for the year ended August 3, 2002.

OVERVIEW
Del Global Technologies Corp. is a leader in developing, manufacturing and marketing medical imaging equipment and power conversion subsystems and components worldwide. Our products include stationary and portable medical diagnostic imaging equipment, high voltage power systems and electronic systems and components such as electronic filter, transformers and capacitors. We manage our business in two operating segments; our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.

Current management, which joined us after February 2001, has made significant progress in resolving previous SEC and shareholder matters giving rise to the need to restate financial statements issued by the previous management as described in the Contingencies footnote herein. We have reached an agreement in principle with the SEC to settle its claims against the Company. In May 2003, we filed an amended Registration Statement on Form S-1 with the SEC covering the issuance of one million shares underlying the warrants as required by our previous shareholder settlement.

On May 29, 2003 we held our first annual shareholder meeting since 2000. Our shareholders elected five directors to our five person Board, including four nominees proposed by an institutional shareholder group and one incumbent director. In addition, our shareholders ratified the appointment of our auditors and voted against an equity incentive plan. (See Part II, Item 4 for full voting results)

In June 2003, as described in Part II, Item 1, Legal Proceedings, we began preliminary discussions with the US Government regarding a potential comprehensive settlement of the ongoing US Department of Defense ("DOD") investigation of our RFI subsidiary. We believe that the potential comprehensive settlement will include the Company's pleading guilty to certain criminal charges, and agreeing to pay certain fines and restitution to the Government. Based on these preliminary discussions with the US Government, discussions with our legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of our capital resources, we recorded a charge of $2.3 million, which represents our estimate of the low end of a range of potential fines and legal and professional fees.

It is possible that the DOD could seek a "debarment" or exclusion of the Company from doing business with US Government entities for a period of time. Because management believes that it has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products, we are hopeful that our ability to service the governmental and defense sectors will not be interrupted as a result of the potential settlement.

There can be no assurance that such a settlement will be reached and, even if reached that the ultimate fine and outcome of any settlement will not vary significantly from our estimate and expectations. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on our financial condition, liquidity and operations.

Management believes the resolution of these legal and SEC matters are important steps towards closure of the past legal, regulatory and financial reporting matters confronting the Company. We are guardedly optimistic we can resolve the settlement negotiations with the DOD on terms that will be mutually acceptable to both parties and allow us to continue to provide our technology to the defense industry.

Our businesses continue to compete vigorously and we continue to enjoy good relationships with our customers. We finished the consolidation of the Hicksville facility into Valhalla during the third quarter of fiscal 2003. This completes a strategic initiative to reduce overhead by consolidating seven businesses and facilities into four, strengthen engineering and manufacturing methods and target our selling activity. Despite the reduction in facilities and general economic uncertainty, our sales have increased during fiscal 2003 as compared to fiscal 2002. Based on market studies, we believe the total relevant market size for the Medical Systems Group is approximately $2.8 billion and for the Power Conversion Group is approximately $700 million. We continue to focus on high growth segments of these markets where our strong market share and barriers to entry present significant opportunities for profitable growth.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of our Form 10-K for the year ended August 3, 2002. Within these policies, we have identified the accounting for deferred tax assets and the allowance for obsolete and excess inventory as being critical accounting policies due to the significant amount of estimates involved. In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

Deferred Taxes
We account for deferred taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby we recognize an asset related to our net operating loss carry forwards and other temporary differences between financial reporting basis and income tax basis. As of May 3, 2003, this deferred tax asset represented approximately 18% of our total assets.

As part of our evaluation of deferred tax assets, we consider several components, including loss carryback periods under the tax laws, earnings as adjusted for unusual costs, future business plans and recent operating performance.

When considering the income component of our deferred tax analysis, we factor out unusual non recurring costs that have occurred due to significant restructuring of our U.S. operations. These costs include: litigation settlement costs, unusually high legal and accounting costs, facilities reorganization charges and operating losses incurred during the closure of certain facilities that are not expected to recur.

In addition, we consider future business plans. These business plans are prepared to reflect our best estimates of the financial results we expect in the following fiscal year. These business plans are then critically analyzed, and substantially discounted to allow for uncertainties inherent in the planning process. The "discounted" business plans are used as the basis for projecting future book income for use in evaluating the carrying value of the Deferred Tax Assets.

In connection with the August 3, 2002 evaluation, recent operating performance we considered included $6 million in fiscal 2003 first quarter shipments of EDS products, strong domestic medical systems group shipments and a return to historical profitability levels at RFI's operations by October 2002.

The above examples of objectively verifiable evidence, coupled with the non-objectively verifiable evidence of our future book income projections provided us with enough positive evidence to outweigh the negative evidence of the historical operating results and supported the conclusion that a valuation allowance was not necessary as of August 3, 2002.

However, at the end of the second quarter of fiscal 2003, we decided an additional detailed review was necessary due to a decline in second quarter revenues at the Medical Systems Group versus plan, and a $3 million decrease in second quarter EDS sales from first quarter levels, resulting in a loss for the six month period. We conducted a similar analysis of actual results, factoring out unusual costs for the first half of 2003 and concluded that the U.S. operations were profitable. In addition, we updated our original 2003 forecast to reflect actual first six months results and lowered future expectations due to recent economic events, including uncertainties caused by the pending conflict in the Middle East. Because of uncertainty about near term economic conditions, we concluded it was not prudent to place as much reliability on the forecast component of our analysis as we had in the past. Accordingly, we concluded it was more conservative to use a lower profitability expectation as derived from the actual first six months income as adjusted for unusual items, as a basis for projecting the Company's future taxable income. Based upon this analysis conducted in March 2003, management decided it was prudent to establish a valuation allowance of $4.7 million as of February 1, 2003.

A corresponding amount of $4.7 million was recorded as an income tax provision during the second quarter of fiscal 2003. During the third quarter of fiscal 2003, we updated our income as adjusted for unusual items analysis and concluded the valuation allowance as it stood at the end of the second quarter remains appropriate. We anticipate that it is more likely than not the remaining deferred asset will be utilized against future operating profits; however, no assurances can be given that results of operations will generate profits in the future.

Other than establishing a valuation allowance, we recorded no adjustments to our current or deferred tax accounts during the first nine months of fiscal 2003, with the exception of current tax provision amounts recorded at Villa Sistemi, our foreign subsidiary.

Obsolete and excess inventory
Another significant estimate is our allowance for obsolete and excess inventory. We re-evaluate our allowance for obsolete inventory once a quarter, and this allowance comprises the most significant portion of our inventory reserves. The re-evaluation of reserves is based on a written policy, which requires at a minimum that reserves be established based on our analysis of historical actual usage on a part-by-part basis. In addition, if management learns of specific obsolescence in addition to this minimum formula, these additional reserves will be recognized as well. Specific obsolescence might arise due to a technological or market change, or based on cancellation of an order. As we typically do not purchase inventory substantially in advance of production requirements, we do not expect cancellation of an order to be a material risk. However, market or technology changes can and do happen.

Valuation of finished goods inventories
In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of May 3, 2003, finished goods represented approximately 19% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended May 3, 2003 Compared to Third Quarter and Nine Months Ended April 27, 2002.

Consolidated net sales of $22.9 million for the third quarter of fiscal 2003 were 15% lower than the third quarter of fiscal 2002, with decreases at both operating segments. Our Power Conversion Group's sales of $9.6 million were down 16% from the prior year quarter, primarily reflecting a shift to in-house production of formerly purchased components by a large customer and the decline in sales to the semiconductor capital equipment market. Our Medical Systems Group's third quarter sales of $13.4 million decreased 14% versus the prior year quarter reflecting general softness in the market, decreases in domestic private label business and approximately $4 million in shipments to a Lithuanian customer in the prior year's quarter that was not repeated.

Consolidated net sales of $74.5 million for the nine months ended May 3, 2003 were 5% higher than sales for the first nine months of the prior fiscal year. The Power Conversion Group's nine month sales of $33.9 million improved by 8% over the prior year period, as a $9 million increase in EDS business was offset by decreases in sales of other products. The Medical Systems Group's nine months sales of $40.6 million improved by 3% over the prior year period due to increased domestic shipments partially offset by a decline in international shipments. Within fiscal 2003, our quarterly consolidated sales trend is as follows:

    o    First Quarter - $25.6 million

    o Second Quarter - $26.0 million, with increases in both Medical Systems businesses and the RFI business, partially offset by decreases in High Voltage and Bertan businesses

    o Third Quarter - $22.9 million, with decreases in all businesses, reflecting market softness, most notably at Bertan as explained above and at Villa Sistemi, our Italian medical systems business due to international uncertainty over the Middle East situation.

Consolidated backlog at May 3, 2003 was $28 million versus backlog at August 3, 2002 of approximately $32 million. The decline in backlog from beginning of year levels is mostly attributable to high shipments of EDS orders in the Power Conversion Segment, offset by an increase in the backlog at our Medical Systems Segment. Substantially all of the backlog should result in shipments within the next 12 months.

Gross margin for the third quarter of fiscal 2003, decreased $1.1 million reflecting the $3.9 million decrease in sales compared to the third quarter of fiscal 2002. Gross margins as a percent of sales were 23% for the third quarter of fiscal 2003, which is comparable to margins experienced in the third quarter of fiscal 2002. The Power Conversion Group's third quarter margins were 23%, versus 27% in the prior year period, reflecting a $0.2 million increase in the reserve for obsolescence, and decreased shipments, partially offset by lower overhead costs due to the completion of the consolidation of the Bertan facility in the third quarter. At the Medical Systems Group, gross margins in the European operations decreased to 22% from the prior year third quarter level of

24%, reflecting the decrease in shipments. Although quarterly sales decreased 12% in our U.S. operations, third quarter gross margin increased to 20% from 18% in last years third quarter due to improved pricing in fiscal 2003 and lower material costs. We continue to evaluate product line contribution margins, improve design platforms and explore intersegment manufacturing synergies and volume purchasing discounts.

Gross margins as a percent of sales were 22% for the first nine months of fiscal 2003, compared to 23% in the comparable fiscal 2002 period. Despite higher shipments in fiscal 2003, the gross margin decreased $0.2 million year over year. The Power Conversion Group's first nine month margins were 20%, versus 23% in the prior year period, reflecting the effects of $0.8 million in inventory writedowns and standard costs adjustments primarily related to the consolidation of the Bertan facility. The Power Conversion Group's fiscal 2003 margins were also impacted by approximately $0.7 million in losses at the Bertan Facility during the wind down period. Despite increased shipments, the Medical Systems Group's gross margins of 23% were comparable to the prior year period, primarily due to the higher margins in the prior year from shipment of previously written off product. Within Fiscal 2003 our quarterly consolidated gross margin trend is as follows:

    o      First Quarter - 21.2%.

    o Second Quarter - 21.3%, with improvements in our Medical Systems margins offset by lower margins in our Power Conversion Group because of disruptions caused by the reorganization, inventory costing adjustments and a $3 million decrease in EDS business.

    o Third Quarter - 22.5%, with our Power Conversion Group third quarter margins improving from second quarter levels of 16.7%, to 22.9% reflecting the beginning of the reorganization cost savings and the absence of significant inventory adjustments. Offsetting this was the lower absorption of fixed manufacturing costs that resulted from a $1.9 million decrease in our Medical Systems sales from the second quarter.

Selling General and Administrative ("SG&A") expenses were $5.5 million for the third quarter of fiscal 2003, including $0.6 million of legal and accounting fees incurred in connection with current legal matters as disclosed in the contingencies footnote to our financial statements. Included in the $0.6 million are approximately $0.3 million of legal, public relations and solicitation expenses in conjunction with a proxy contest before our May 29, 2003 Annual Meeting. SG&A expenses for the third quarter of fiscal 2002 were $5.1 million and included $0.5 million of unusually high accounting fees. Excluding the unusually high legal and accounting fees, third quarter SG&A increased $0.3 million from the same quarter last year, primarily due to reorganization efforts, increased headcount, and higher medical and directors and officers insurance costs. Research and Development ("R&D") expenses, consisting primarily of engineering costs, remained consistent at 3% of sales for both periods.

SG&A expenses for the nine months ended May 3, 2003 of $16.7 million or 22% of sales included unusually high legal and accounting fees of $1.9 million as described above. SG&A expenses for the nine months ended April 27, 2002 were $15.8 million and included $3.6 million of unusually high accounting fees. Excluding the unusually high legal and accounting fees, SG&A for the first nine months of fiscal 2003 increased by $2.6 million from the same period last year, reflecting the factors discussed above, plus a payment of $0.2 million during the first quarter related to the separation of the former president of our Italian subsidiary. Within fiscal 2003, our SG&A expenses (excluding the unusual items above) have remained level at approximately $4.9 million per quarter.

Facilities reorganization costs relate to the continued phase out of the Power Conversion Group's Bertan facility and integration into the Valhalla facility, which was started in the fourth quarter of fiscal 2002. The reorganization of the Valhalla facility and personnel, as well as the balance of the physical move of Bertan inventory, equipment and personnel was completed in the third quarter of fiscal 2003. As such, we do not expect to record any additional facilities reorganization expenses subsequent to the third quarter of fiscal 2003. We are attempting to sublet the Bertan facility through the end of our lease in May 2004. Any remaining rental obligations or other expenses related to exiting our tenancy will be charged against a balance sheet accrual established during fiscal 2002.

During the third quarter, we received approximately $0.4 million in settlement of claims against our former CEO. After netting related legal fees incurred in the third quarter, we recorded a recovery of $0.2 million. Prior year amounts include a $0.3 million insurance recovery of class action litigation related legal costs.

In June 2003, as described in Part II, Item 1, Legal Proceedings, we began preliminary discussions with the US Government regarding a potential comprehensive settlement of the ongoing US Department of Defense ("DOD") investigation of our RFI subsidiary. Based on preliminary settlement discussions with the US Government, discussions with our legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of our capital resources, management has now developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, we recorded a charge of $2.3 million, which represents our estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet as of May 3, 2003. It is possible the ultimate fine and outcome of any potential settlement, if reached, could vary significantly from our estimate and expectations.

During the third quarter of fiscal 2002, as a result of obtaining the final court approval of the class action settlement agreement, we recognized an additional non-cash charge of $7.1 million attributable to the final valuation of the shares and warrants to be issued. These shares and warrants were originally valued at $4.4 million in July 2001 pending final court approval but as of the final settlement date January 29, 2002 were revalued upward by $7.1 million to $11.5 million. The Company also incurred additional legal expenses of approximately $0.2 million bringing the total charge to $7.2 million in the third quarter of fiscal 2002.

As a result of the above we recognized a fiscal 2003 third quarter operating loss of $3.4 million compared to a loss of $6.9 million in the third quarter of fiscal 2002. The Medical Systems Group posted an operating profit of $0.1 million, offset by a $2.6 operating loss at the Power Conversion Group and higher corporate expenses. For the first nine months of fiscal 2003 we recognized an operating loss of $5.1 million compared to a loss of $8.5 million in last year's period. Nine month results reflect a Medical Systems Group operating profit of $0.7 million, offset by operating losses of $2.7 million in the Power Conversion Group and unallocated corporate costs of $3.1 million, reflecting the higher legal and accounting costs as described above. The prior year's results reflect a $7.2 million charge related to the class action settlement, as described above.

Interest expense for the nine months and quarter ended May 3, 2003 was lower than the prior years periods, reflecting decreased interest rates and lower average borrowing levels.

Other income includes a recovery in the first quarter of fiscal 2003 of $0.5 million related to the settlement of a dispute in connection with a 1999 product line acquisition.

Provision for income taxes for the three and nine month period ended May 3, 2003 reflects the establishment of a $4.7 million deferred tax valuation allowance as discussed in Critical Accounting Policies, above. We expect to be profitable in future periods; however management periodically evaluates the likelihood of the recoverability of the deferred tax asset recognized on our balance sheet. Based on management analysis, we believe it is more likely than not that the remaining deferred tax assets will be realized. Other than establishing a valuation allowance, we recorded no adjustments to our current or deferred tax accounts during the first nine months of fiscal 2003, with the exception of current tax provision amounts recorded at Villa Sistemi, our foreign subsidiary.

Reflecting the above, we recorded net losses of $3.9 million or $0.38 per share in the third quarter compared to a net loss of $5.2 million or $0.66 per share in the third quarter of last year. Our loss was $10.8 million or $1.04 per share in the first nine months of this year compared to a loss of $6.9 million or $.88 per share for the same period of 2002. Current year earnings per share amounts reflect the 2,500,000 additional shares issued in conjunction with the shareholder settlement described in our latest Form 10-K.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.

Working Capital - At May 3, 2003 and August 3, 2002, our working capital was approximately $13.6 million and $18.6 million, respectively. At such dates we had approximately $1.5 million and $0.9 million, respectively, in cash and cash equivalents. As of May 3, 2003 we had approximately $5 million of excess borrowing availability under our domestic revolving credit facility.

As a result of the potential settlement of the Department of Defense investigation, we have taken a temporary reserve of $0.5 million against our excess domestic borrowing availability. At this time, we don't expect these temporary reserves against borrowing availability to have a material detrimental impact on our ability to finance working capital requirements. However, there can be no assurance that the ultimate outcome of the Department of Defense investigation matters may differ materially from our estimates or the amount of the temporary reserve.

In addition as of May 3, 2003, our Villa subsidiary has an aggregate of approximately $6.0 million of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not facilitate using borrowing availability to finance operating activities at our U.S. subsidiaries.

Cash Flows from Operating activities - For the nine months ended May 3, 2003 the Company generated approximately $4.7 million of cash from operations, compared to a generation of $7.1 million in last year's period. Contributing to this year's cash generation were a decrease in trade receivables of approximately $3.2 million; a reduction in inventory of approximately $2.0 million; and collection of approximately $4.0 million in income tax receivable. This income tax receivable was the result of filing amended tax returns and carryback claims for fiscal 1997 through 2001 due to a change in the tax laws permitting loss carry backs of five years from two years.

Cash flows from Investing activities - We continue to invest in capital equipment and improvements, principally for manufacturing operations, in order to improve our manufacturing capability and capacity. We have expended approximately $1.8 million in facility improvements and capital equipment for the nine-month period ended May 3, 2003, principally at the Power Conversion Group's Valhalla facility related to the consolidation of the Bertan business. In addition our Villa subsidiary made improvements to its HVAC system.

Cash Flows from Financing Activities - During fiscal 2003, we repaid a total of approximately $2.4 million of indebtedness on our domestic and Italian borrowings.

The following table summarizes our contractual obligations, including debt and operating leases at August 3, 2002 (in thousands):

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
                   =========  =======   ===========   ===========  ============

(1) In addition, as of August 3, 2002 we had approximately $7 million revolving credit debt in the U.S. and $1 million in Italy. The Italian credit facilities are generally renewed on a yearly basis and the US facility matures in fiscal 2005. Upon maturity, the Company anticipates refinancing any balances remaining on the U.S. facility.

Credit Facility and Borrowing - Our U.S. operations entered into a $10 million senior revolving credit agreement with Transamerica Business Capital ("Transamerica") on June 10, 2002. This facility has a term of three years with interest at prime plus 3/4%, or at our option, at a rate tied to LIBOR. The interest rate on the revolving line of credit is 5.0% at May 3, 2003. Under the facility, interest is based on either actual outstanding borrowings, or, on a minimum loan amount of $5.0 million. A commitment fee of 3/8% on the daily unused portion of the facility, is payable monthly. This credit facility is secured by substantially all of our accounts receivable, inventory, and fixed assets located in the U.S. The terms of this credit facility require us to comply with various operational and financial covenants, and place limitations on our ability to make capital expenditures and to pay dividends.

In the first quarter of fiscal 2003, we obtained a waiver of non-compliance with the adjusted earnings, adjusted U.S. earnings, senior debt ratio and fixed charge coverage ratio financial covenants, and signed a Second Amendment with Transamerica which includes revised financial covenants that the Company expects it will be able to continue to meet. As of May 3, 2003, we are in compliance with the financial covenants, as amended, in the U.S. credit facility.

Our Villa subsidiary is a party to various short-term credit facilities with interest rates ranging from 6% to 12%. These facilities generally renew on a yearly basis and include overdraft, receivables and import export financing facilities.

In addition, Villa is a party to various medium-term commercial and Italian Government long-term loans. Medium term facilities have interest rates ranging from 3 to 6%, with principal payable semi-annually through maturity in March 2007, and interest payable quarterly. The Government long-term facilities have an interest rate of 3.4% with principal payable annually through September 2010. Villa's manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase. Villa is in compliance with all related financial covenants under these short and long-term financings.

In addition we have a frozen defined benefit pension plan. We expect to terminate this plan by the end of calendar 2003 by purchasing annuities to settle the remaining obligations. We anticipate recording a charge of approximately $0.5 million at termination, which will include a cash disbursement of $0.2 million to purchase the annuities.

On May 1, 2003, we filed Amendment No. 1 to an S-1 Registration statement with the SEC covering the issuance of one million shares of our common stock underlying warrants that were issued to certain shareholders in connection with the previous shareholder litigation. Prior to declaring this amended Registration Statement effective, we must satisfactorily respond to questions raised by the SEC in its review of Amendment One and there can be no assurances that the SEC will declare this Registration Statement effective. Should the SEC declare this Registration Statement effective, shareholders would be able to exercise the warrants issued as part of the shareholder litigation settlement and purchase Del Common Stock at a price of $2 per share. These warrants are also callable by the Company at a price of $0.25 per warrant, if the Common Stock trades at or above $4 per share for ten (10) consecutive days. We anticipate using any proceeds received from exercise of the warrants to pay down our US credit facilities.

As described in Legal Proceedings (Part II, Item 1), below, management has developed an estimate of the low end of the potential range of the financial impact of a potential comprehensive settlement with the DOD regarding an ongoing investigation of our RFI subsidiary. Accordingly, during the third quarter of fiscal 2003, we recorded a charge of $2.3 million, which represents our estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet as of May 3, 2003. There can be no assurance that such a potential settlement will be reached and, even if reached that the ultimate fine required by any settlement will not vary significantly from the Company's estimate and expectations.

It is possible that the DOD could seek a "debarment" or exclusion of the Company from doing business with US Government entities for a period of time. Because management believes that is has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products, we are hopeful that our ability to service the governmental and defense sectors will not be interrupted as a result of the potential settlement. There can be no assurance that such a settlement will be reached and, even if reached that the ultimate fine and outcome of any settlement will not vary significantly from the Company's estimate and expectations. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on the Company's financial condition, liquidity and operations.

The Company's newly elected Board of Directors has reviewed the "change in control" provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and its Chief Executive Officer, Mr.Samuel E. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors has determined that no obligation to pay these amounts has been triggered. Mr. Park has orally informed the Company that, after reviewing the matter with his counsel, he believes that the obligation to pay these amounts has been triggered. If paid in a lump sum at the time Mr.Park asserts the payments are due, these payments may have a material adverse effect on the Company's liquidity. In the event Mr.Park seeks to assert a claim for these change in control payments, it is not possible to predict the outcome of any such claim; however, the Company's Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company's liquidity in the foreseeable future.

The outcome of the elections at the Company's Annual Meeting of Shareholders held on May 29, 2003 represents a change in control under change in control agreements between the Company and each of four other members of executive management. However, as each of these agreements contains double-triggers requiring the termination of the individual, no change in control payments are currently due to any such individuals.

We anticipate that cash generated from operations and amounts available from credit facilities will be sufficient to satisfy our currently projected operating cash needs for at least the next twelve months, and for the foreseeable future.

In the event the potential settlement of the DOD investigation is materially higher than anticipated we will consider a variety of alternatives including, payment over time, additional long-term borrowings or asset sales. However, these alternatives may not be available to the Company on acceptable terms at that time.

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

Foreign Currency Risk
The financial statements of Villa Sistemi Medicali S.p.A. are denominated in Euro. Villa accounts for approximately 25 to 30% of our total revenues. Having a portion of our future income from Villa's revenues denominated in Euro exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings. A 10% decline in the value of the Euro in fiscal 2002, for example, would have reduced revenues by approximately $2.8 million, and, at average operating margins in effect during the period, would have increased our consolidated operating loss by approximately $0.3 million (due to the reduction in the U.S. dollar value of Villa's operating income.) In addition, Villa on average, carries approximately $0.8 million of U.S. dollar denominated trade receivables, and is subject to the risk of currency fluctuations between invoicing and subsequent collection.

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

Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures in May 2003. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

The Company has reached an agreement in principle with the Staff of the SEC to settle the SEC's claims against the Company for a settlement that will include a penalty of up to $400 and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The proposed settlement may be subject to, amongst other things, a future restatement of historical financial statements for the Company, or other material adjustments. However, management is not aware of any restatements or adjustments required with respect to financial statements filed with the SEC since April 2002. In addition, the proposed settlement will require approval by the Commission and by the Court. We can give no assurance that this settlement will be approved by either the Commission or the Court, or that the terms will not be changed.

Although the Company has not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company recorded a charge of $685 in the fourth quarter of fiscal 2002 related to this agreement in principle with the SEC Staff, which includes associated legal costs.

Department of Defense Investigation - On March 8, 2002, RFI Corporation, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York in connection with an investigation by the US Department of Defense ("DOD"). RFI supplies noise suppression filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI's Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

In June 2003, the Company was advised that the US Government is willing to enter into negotiations regarding a comprehensive settlement of this investigation. Management believes that a potential comprehensive settlement will include the Company's pleading guilty to certain criminal charges, and agreeing to pay certain fines and restitution to the Government in an amount which could be material to the Company.

Prior to the preliminary discussions with the US Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company's legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company's capital resources, management has now developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2,347, which represents its estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet as of May 3, 2003.

There can be no assurance that such a settlement will be reached and, even if reached that the ultimate fine required by any settlement will not vary significantly from the Company's estimate and expectations

The Company believes that any settlement could cause the DOD to seek to limit the ability of the Company to do business with US Government entities. Such limitations could include seeking a "debarment" or exclusion from doing business with US Government entities for a period of time. Because management believes that it has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products, the Company is hopeful that as a result of the potential settlement, its ability to service the governmental and defense sectors of its business will not be interrupted.

There can be no assurance that such a settlement will be reached and, even if reached that the ultimate fine and outcome of any settlement will not vary significantly from the Company's estimate and expectations. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on the Company's financial condition, liquidity and operations.

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

In March of 2003, the Company and the former CEO reached a settlement of these lawsuits. Under the terms of the settlement and mutual release, the Company's former CEO paid the Company $400 in cash and transferred to the Company 14,967 shares of Company common stock, valued at approximately $45 as of March 7, 2003. The Company recognized the effect of this settlement in the third quarter of Fiscal 2003, offset by associated legal cost incurred during that quarter.

Other Legal Matters - The Company is a defendant in several other legal actions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on May 29, 2003 (the "Annual Meeting"), the Company's shareholders elected five new members to the Company's five-member Board of Directors. Four of the five new directors (Wallace Barnes, Gerald M. Czarnecki, Suzanne M. Hopgood, and David W. Wright) were nominees of Steel Partners II, L.P. ("Steel Nominees")an institutional shareholder of the Company. One incumbent director was re-elected to the Board of Directors (Edgar J. Smith, Jr.).

The votes cast for all nominees were as follows:

Steel Nominees:                      In Favor           Withheld
   Wallace Barnes                    5,227,494            11,332
   Gerald M. Czarnecki               5,227,815            11,011
   Suzanne M. Hopgood                5,225,387            13,439
   David W. Wright                   5 227,684            11,142

Company Nominees:                    In Favor            Withheld

   Frank J. Brady                    3,188,680            97,083
   Glenda K. Burkhart                3,184,205           101,558
   Samuel E. Park                    3,180,809           104,954
   Edgar J. Smith, Jr.               3,188,785            96,978
   Stephen N. Wertheimer             3,186,974            98,789

The votes cast for, against, and abstain for the approval of the Company's 2003 Equity Incentive Plan were as follows:

   For  2,056,295      Against  6,309,512        Abstain  158,782

The votes cast for, against and abstain to ratify the appointment of Deloitte & Touche LLP as the Corporation's independent auditors for the fiscal year ending August 2, 2003 were as follows:

   For  8,010,311      Against     97,814        Abstain  416,464

Subsequent to the Annual Meeting, the Board of Directors appointed Mr. Gerald M. Czarnecki as Chairman of the Board and established Committee members and Chairs as follows:

Audit Committee
---------------------------

Suzanne M. Hopgood, Chair
Edgar J. Smith, Jr.
David W. Wright

Compensation and Stock Option Committee
----------------------------------------

David W. Wright, Chair
Wallace Barnes
Suzanne M Hopgood

Nomination and Governance Committee
----------------------------------------------
Gerald M. Czarnecki, Chair
Wallace Barnes
Suzanne M. Hopgood
Edgar J. Smith, Jr.
David W Wright

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K


 a: Exhibits


         10.23 Amendment to Executive Employment Agreement between the Company its Chief Executive Officer, Samuel E. Park, dated May 28, 2003.





     Additional Exhibits.

     In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.


         99.1 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, Samuel E. Park.

         99.2 Certification pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, Thomas V. Gilboy.

  b: Reports on Form 8-K

         Form 8-K, Item 5 - Other Events, Item 7 - Exhibits; filed on April 14, 2003 concerning the resignation and separation of two directors (James M.Tiernan and David Michael) and the appointment of three directors to the Company's Board, effective April 9, 2003 to serve until the Annual Meeting on May 29, 2003.

         Form 8-K/A, Item 7 - Exhibits; filed on April 23, 2003, to file Separation Agreement and General Release of Claims between each of James M. Tiernan and David Michael dated as of April 9, 2003.

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






                                              DEL GLOBAL TECHNOLOGIES CORP.




                                             /s/ Samuel E. Park
                                             -----------------------
                                             Samuel Park
                                             Chief Executive Officer
                                             and President


                                             /s/ Thomas V Gilboy
                                             -----------------------
                                             Thomas V Gilboy
                                             Chief Financial Officer,
                                             Vice President
                                             (Principal Financial
                                              Officer)


                                             /s/ Mark A. Koch
                                             ----------------------
                                             Corporate Controller
                                             (Chief Accounting Officer)


Dated:    June 23, 2003

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

Date: June 23, 2003                              /s/ Samuel E. Park
                                                 ------------------
                                                 Samuel E. Park
                                                 Chief Executive Officer

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

Date: June 23, 2003                             /s/ Thomas V Gilboy
                                                --------------------
                                                Thomas V. Gilboy
                                                Chief Financial Officer