Form 10-K
period 2003-08-02
DEL GLOBAL TECHNOLOGIES CORP
filed 2003-11-04
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended August 2, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-3319

DEL GLOBAL TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-1784308

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Commerce Park, Valhalla, NY	10595

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 686-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value (“Common Stock”)

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]     No [X]

     State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of February 1, 2003, was $41,039,797.50. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

     As of October 14, 2003, there were 10,332,548 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12 and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2004 Annual Meeting of Stockholders.

PART I

ITEM 1.          BUSINESS

     Del Global Technologies Corp., a New York corporation, was incorporated in 1954. Unless otherwise specifically indicated, “Del Global”, the “Company,” “we,” “our,” “ours,” and “us” refers to Del Global Technologies Corp. and its consolidated subsidiaries. We are a leader in developing, manufacturing and marketing medical imaging equipment and power conversion subsystems and components worldwide. Our products include stationary and portable medical diagnostic imaging equipment; high voltage power systems; and electronic systems and components such as electronic filters, transformers and capacitors.

OPERATING SEGMENTS

     The operating businesses that we report as segments consist of the Medical Systems Group and the Power Conversion Group. For fiscal 2003, the Medical Systems Group segment accounted for approximately 57% of our revenues and the Power Conversion Group segment accounted for approximately 43% of our revenues. Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs. None of our customers, in either the Medical Systems Group or the Power Conversion Group accounted for more than 10% of consolidated revenues nor is either segment dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on such segment. For further information concerning our operating segments, see Note 8 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 2, 2003 (this “Annual Report”). Our operating segments and businesses are summarized in the following table:

Division	Brands	Subsidiaries	Facilities

Medical Systems Group:

Medical Imaging	Del Medical, Villa, UNIVERSAL, DynaRad	Del Medical Imaging Corp.	Franklin Park, IL

		Villa Sistemi Medicali S.p.A. (80% owned)	Milan, Italy

Power Conversion Group:

High Voltage Power	Del High Voltage, Bertan High Voltage, DynaRad	Bertan High Voltage Corp.	Valhalla, NY Hicksville, NY (Until 2003)

Electronic Systems & Components	RFI, Filtron, Sprague, Stanley	RFI Corporation	Bayshore, NY

MEDICAL SYSTEMS GROUP

     Our Medical Systems Group designs, manufactures, markets and sells medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/

fluoroscopic systems, dental imaging systems and mammography systems. Approximately 53% of this segment’s revenues are attributed to Villa Sistemi Medicali S.p.A. (“Villa”).

     Medical imaging systems of the types we manufacture use x-ray technology to produce images of matter beneath an opaque surface. An imaging system principally consists of a high voltage power supply, an x-ray tube, a patient positioning system, and an image recording system, which is either film or a digital detector. X-rays are generated as a result of high voltage being applied to the x-ray tube.

     The performance of the x-ray system, including image resolution, is directly linked to the precision performance of the high voltage power supply. The object to be imaged is placed between the x-ray tube and the image recording system. X-rays, which are not reflected by opaque surfaces, pass through the object and expose the film or image recording system. However, if the object is comprised of areas of varying densities or chemical compositions, x-rays will be absorbed in proportion to the density or chemical composition of the matter. As a result, the film will be exposed to a varying degree, thereby producing an image of the density or chemical variation within the object. For example, because bone has a greater density than the surrounding tissue in the body, x-rays can be used to produce an image of a skeleton. X-ray systems are differentiated by a number of key characteristics such as image resolution, accuracy, portability, size and cost. The design of an x-ray system requires complex engineering, which determines the performance factors required of the various system components.

     This segment designs, manufactures, markets and sells medical imaging and diagnostic systems worldwide in the following markets:

Medical Systems Group Markets Served

Hospitals	Veterinary Clinics
Teaching Institutions	Chiropractic Clinics
Medical Clinics	Dental Offices
Private Practitioners	Military
National Buying Groups	Home Health Care Providers
Orthopedic Facilities

     Our medical imaging systems are sold under the Del, Villa, UNIVERSAL, and DynaRad brand names. The prices of our medical imaging systems range from approximately $5,000 to $250,000 per unit, depending on the complexity and flexibility of the system. The following is a description of our product lines in this segment.

PRODUCTS

     General Radiographic System – For more than 100 years, conventional projection radiography has used film to capture X-ray images. Conventional technology requires that X-ray film be exposed and then chemically processed to create a visible image for diagnosis.

     General Radiography represents approximately 40% - 60% of the Medical Systems Group’s revenues depending on the product mix within each period. We produce a broad line of conventional radiographic products used in outpatient facilities, as well as more sophisticated and expensive X-ray systems typically used in hospitals and clinics. For example, our higher-end DRV system is designed to meet the broad requirements of a hospital or teaching university’s radiographic room, while our mid-range Del Medical and Villa Medical systems are suited more to the needs of smaller hospitals, outpatient clinics and private practitioners.

     We also have a broad range of products serving medical practitioners, veterinarians and chiropractors through our UNIVERSAL brand product line. These units are designed for durability, are space efficient, rugged and are priced more economically. Our UNIVERSAL medical products include a variety of configurations that can be constructed to best suit the needs of the desired work environment. Our UNIVERSAL VetTek veterinary line of products are designed with many of the same attributes as the medical line. Our UNIVERSAL chiropractic line, consisting of our ChiroEZ and Raymaster product, combine precision alignment and positioning with a versatile chiro imaging system.

     During fiscal 2003, we expanded our product portfolio with a new digital radiographic offering branded under the DRV product line. This new system enables radiologists to obtain better patient images within a fraction of the time and with lower overall costs than traditional film-based systems.

     We also produce a full product line of high frequency medical x-ray generators which economically provide superior quality x-ray generation, resulting in lower patient dosage, extended tube life and less blurring due to patient motion when compared to single phase generators.

     Radiographic/Fluoroscopic Systems – We produce a wide range of radiographic/ fluoroscopic, or R/F, systems able to perform complex x-ray analyses with contrast liquids for sequential images. Our Vision, Mercury and Symphony systems include tilting tables for the patient being x-rayed. These tables can be used easily with digital imaging systems. R/F systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract. Remote Controlled R/F tables (Mercury and Symphony) are also widely used, in connection with our digital acquisition system DIVA, to perform real time angiographic examinations.

     Portable Medical X-Ray Systems – We sell portable x-ray equipment under our DynaRad brand HF-110A and PHANTOM systems, for the Military and Home Health Care Provider markets. Both of these portable systems utilize high frequency, microprocessor-controlled technology to produce consistent quality x-rays with the added advantages of being smaller, lighter in weight and more cost-effective than stationary x-ray systems.

     Dental Systems – We produce a broad range of DC and AC powered intra-oral (commonly known as bite wing) x-ray systems. In addition, our Rotograph Plus and Strato-2000 systems are utilized to perform panoramic images for dental applications. The most recent addition to the dental product line is a Direct Digital version of Strato 2000, which captures panoramic images directly in digital format and can be connected to a PC for image reviewing and post-examination processing.

     Mammography Systems – We currently resell the Melody system principally outside of the U.S. The Melody unit is manufactured by a European-based manufacturer and although we have exclusive use of the “Melody” name, our supplier markets a similar product in several competing markets. In addition, we also resell a small amount of other European manufactured mammography systems in the U.S. on a non-exclusive basis.

     Marketing and Distribution: Our medical imaging systems are sold in the U.S. and foreign countries, principally by a network of over 200 distributors worldwide. Medical imaging systems distributors are supported by our regional managers, product line managers and technical support groups, who train distributor sales personnel and participate in customer calls. Technical support in the selection, use and maintenance of our products is provided to distributors and professionals by customer service representatives. We also maintain telephone hotlines to provide technical assistance to distributors and professionals during regular business hours. Additional product and distributor support is provided through participation in medical equipment exhibitions and trade advertising. We typically exhibit our products at annual conferences, including the Radiological Society of North American Conference in Chicago, the MEDICA Medical Conference in Düsseldorf, Germany, the European College of Radiology Conference in Vienna, Austria, and the International Dental Show (IDS) in Cologne, Germany.

     Raw Materials and Principal Suppliers: The Medical Systems Group in most cases uses two or more alternative sources of supply for each of its raw materials, which consist primarily of mechanical subassemblies, electronic components, x-ray tubes and x-ray generators. In certain instances, however, the Medical Systems Group will use a single source of supply when directed by a customer or by need. In order to ensure the consistent quality of the Medical System Group’s products, the Company follows strict supplier evaluation and qualification procedures, and where possible, enters into strategic partnerships with its suppliers to assure a continuing supply of high quality critical components.

     With respect to those items which are purchased from single sources, we believe that comparable items would be available in the event that there was a termination of our existing business relationships with any such supplier. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternate source for the material.

     Competition: Based on industry data, we believe our Medical Systems Group is the largest supplier, measured by market share, to the independent distributors of radiographic equipment in North America. Our Medical Systems Group competes in two major segments of the highly competitive, world-wide conventional radiographic and R/F products marketplace. Our top-tier conventional radiographic products are sold through multi-hospital buying networks, general purchasing organizations and major independent distributors. The three major competitors in this market segment are GE Medical Systems, a division of General Electric Company, Siemens Medical Solutions, a division of Siemens AG and Philips Medical Systems, a division of Koninklijke Philips Electronics N.V. and they compete with us on customer support, features and breadth of product offerings. These larger competitors primarily sell directly to large hospitals and teaching institutions and sell a broader range of products designed to outfit a hospital’s entire imaging requirements.

     Our lower-tier conventional radiographic products principally compete with ten or fewer small companies based primarily in the U.S. and Europe. Most of these companies sell through independent distributors and compete with us primarily on price, quality and performance. We believe that we can be differentiated from our competitors based on our combination of price, quality and performance, together with the strength and breadth of our independent distribution network, and the variety of our product portfolio.

     The markets for our products are highly competitive and subject to technological change and evolving industry requirements and standards. We believe that these trends will continue into the foreseeable future. Some of our current and potential competitors have substantially greater financial, marketing and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Although we believe that our products are more cost-effective than those of our primary competitors, certain competing products may have other advantages which may limit our market. There can be no assurance that continuing improvements in current or new competing products will not make them technically equivalent or superior to our products in addition to providing cost or other advantages. There can be no assurance that our current products, products under development or ability to introduce new products will enable us to compete effectively.

     Product Development: It is generally accepted that digital radiography will become the dominant technology used in hospitals and imaging clinics throughout the world over the next 10 to 15 years. Currently, there are a number of competing technologies available in connection with the digitization of x-ray images. In addition, there are substantial hurdles which need to be addressed in terms of transitioning radiology practices from the current analog environment to a digital environment. These ancillary issues include image storage and retrieval and record keeping. However, due to the high cost of this technology, many institutions have not yet adopted digital technology. In addition, there is uncertainty as to which technology system will be accepted as the industry-leading protocol for image digitization and communication.

     Consequently, our current research and development spending is focused primarily on enhancing our existing conventional radiographic products while we study the developments in the digital marketplace. We believe these studies will help us to assure the investments we make in this area are appropriate. Spending for research and development for our Medical Systems Group was approximately $1.6 million, $1.4 million and $1.6 million during fiscal years 2003, 2002 and 2001, respectively.

     We currently have two digital radiographic solutions and are committed to expanding our selection to include a wider range of low-cost offerings for customers. While many of our competitors have invested heavily into developing a digital detector, we have chosen to align with technology leaders who have already made digital investments and could benefit from our X-Ray platform design, our systems integration capabilities and our worldwide dealer network. This strategy also accelerates our time-to-market with new digital solutions and avoids the significant development costs being incurred by our competitors.

     Trademarks and Patents: The majority of the Medical System Group’s products are based on technology that is not protected by patent or other rights. Within the Medical System Group, certain of our products and brand names are protected by trademarks, both in the U.S. and internationally. Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. Our future success is dependent primarily on the technological expertise and management abilities of our employees and the strength of our relationship with our worldwide dealer network.

     Government Regulation: Our medical imaging systems are medical devices and, therefore, are subject to regulation by the U.S. Food and Drug Administration (the “FDA”) and to regulation by foreign governmental authorities. We also are subject to state and local regulation. Regulatory requirements include registration as a manufacturer, compliance with established manufacturing practices, procedures and quality standards, strict requirements dealing with the safety, effectiveness and other properties of the products, conformance with applicable industry standards, product traceability, adverse event reporting, distribution, record keeping, reporting, compliance with advertising and packaging standards, labeling, and radiation emitting qualities of these products. Failure to comply can result in, among other things, the imposition of fines, criminal prosecution, recall and seizure of products, injunctions restricting or precluding production or distribution, the denial of new product approvals and the withdrawal of existing product approvals.

FDA’s Pre-market Clearance and Approval Requirements

     In the U.S., medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. The FDA has classified all of our products as Class II devices. Before a new Class II device can be introduced into the U.S. market, the manufacturer must obtain FDA clearance or approval through either premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or a premarket approval under Section 515 of that Act, unless the product is otherwise exempt from the requirements.

     A Section 510(k) premarket notification must contain information supporting the claim of substantial equivalence, which may include laboratory results or the results of clinical studies. Following submission of a 510(k) application, a manufacturer may not market the device until the FDA finds the product is substantially equivalent for a specific or general intended use. FDA clearance generally takes from four to twelve months, may take longer, and there is no assurance the FDA will ultimately grant a clearance. The FDA may determine that a device is not substantially equivalent and may require submission and approval of a premarket approval application, or require further information before it is able to make a determination regarding substantial equivalence.

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

     All of our products to date have met the appropriate FDA requirement for marketing, either because they were exempt from submission or through 510(k) clearance. We continuously evaluate our products for any required new submission for changes or modifications.

Pervasive and Continuing FDA Regulation

     Numerous FDA regulatory requirements apply to our products as well as to components manufactured by some of our suppliers. These requirements include:

•	the FDA’s quality system regulation which requires manufacturers to create, implement and follow numerous design, testing, control, documentation and other quality procedures; and

•	Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products.

     Class II devices may also be subject to special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines that may not apply to Class I devices. Our products are currently subject to FDA guidelines for 510(k) cleared devices and are not subject to any other form of special controls. We believe we are in compliance with the applicable FDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the FDA changes its existing regulations or adopts new requirements.

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

Other Federal and State Regulations

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

Foreign Government Regulation

     Our products are also regulated outside the U.S. as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA’s, in the countries in which we plan to sell our products. We work with our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the U.S. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9001 certification, which is analogous to compliance with the FDA’s Good Manufacturing Practices requirements. We have obtained ISO 9001 certification for all of our medical systems manufacturing facilities. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

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

POWER CONVERSION GROUP

     Our Power Conversion Group designs, manufactures, markets and sells high voltage power conversion systems and electronic noise suppression components for a variety of applications. These products are utilized by original equipment manufacturers “OEMs” who build systems that are used in a broad range of markets. Our products are sold under the following industry brands: Del High Voltage, Bertan High Voltage, DynaRad, RFI, Filtron, Sprague and Stanley. This segment has two divisions: High Voltage Power and Electronic Systems and Components.

     Approximately 70% of this segment’s revenues are attributed to our high voltage power division. Our high voltage systems are offered in standard or custom designed configurations, primarily for security, medical, scientific, military and industrial OEM applications. Output voltages from 500V to 200kV, and power from 1W to 90kW are available in modular, bench-top and rack-mount configurations. High voltage power conversion systems transform commercially available AC power into very stable, high voltage DC power, tailored for a wide range of sophisticated electronic devices including explosive detection, medical equipment and semiconductor manufacturing equipment. In these applications, slight variations in the high voltage source would significantly degrade the performance of the system.

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

     The Power Conversion Group provides subsystems and components which are used in the manufacture of products for security, medical, military and industrial applications as follows:

Power Conversion Group Markets Served

High Voltage Power Division

Security
Airport Explosive Detection Systems
Explosive Trace Detection
X-Ray Baggage Inspection
Medical
Radiation Oncology
CT Scanning Magnetic Resonance Imaging (“MRI”)
Bone Densitometry
Positron Emission Tomography (“PET”) Scanning
Blood Analysis
Laser / Military
CRT Display
Radar

Analytical Instrumentation
Mass Spectrometry
Capillary Electrophoresis
Spectroscopy
X-Ray Diffraction
Semiconductor
Ion Implantation
Mask Repair
X-Ray Inspection
E-Beam Lithography
High Powered E-Beam
Sterilization
Non Destructive Testing
Food Inspection
PC Board Inspection
Structural Inspection

Electronics Systems & Components Division

Military
Guidance & Weapons Systems
Communications
Commercial
Power Systems
Telecommunications
Satellite
Meteorological

Industrial
Induction Heating
Automotive
Capital Equipment
Medical
Radiation Oncology
MRI

PRODUCTS

     Security Applications –

     The security market we address is comprised of three components: Explosive Detection Systems (“EDS”), Explosive Trace Detection (“ETD”) and X-Ray Baggage Inspection. EDS refers to the FAA-approved, CT-based (commonly known as CAT scan), baggage inspection equipment used in airports for the automatic detection of explosives in checked baggage. The ETD market segment includes machines used in airports to detect vapors and residues of explosives on luggage and parcels. ETD machines are less expensive and take up much less room than EDS machines do, but they are less sensitive and less accurate in detecting explosive materials.

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

     In addition to the increased demand for these products in the U.S., there has also been an increased focus on aviation security outside the U.S. This demand is expected to continue to grow as more countries around the world attempt to reduce the terroristic threats associated with commercial flight.

     Medical Applications – Our high voltage power supplies deliver precisely regulated output power while operating over a very wide range of temperatures, altitudes, humidity, shock and vibration conditions. We have designed power supplies that deliver power over a range from several watts up to 60 kilowatts with output voltage ranging from hundreds of volts up to several hundred thousand volts. Operating frequencies range from 60 hertz up to 100 kilohertz. These subsystems are integrated into equipment for CAT scans, MRI, bone densitometry, radiography, blood analysis, laser surgery, nuclear medicine and PET scanning.

     Military Applications – Through our relationships with many of the federal government’s top defense suppliers, such as Raytheon, Boeing, Lockheed Martin and Northrop Grumman, we supply high voltage subsystems and electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics.

     Industrial Applications – Our high voltage power subsystems are used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories. Some industrial applications using high voltage subsystems include DNA sequencing, molecular analysis, printed circuit board inspection, structural inspection, food and mail sterilization and semiconductor capital equipment.

     Marketing, Sales and Distribution: We market our Power Conversion Group products through in-house sales personnel, independent sales representatives in the U.S., and international agents in Europe, Asia, the Middle East, Canada, Australia and South Africa. Our sales representatives are compensated primarily on a commission basis and the international agents are compensated either on a commission basis or act as independent distributors. Our marketing efforts emphasize our ability to custom engineer products to optimal performance specifications. We emphasize team selling where our sales representatives, engineers and management personnel all work together to market our products. We also market our products through catalogs and trade journals and participation in industry shows.

     Raw Materials and Principal Suppliers: The Power Conversion Group in most cases uses two or more alternative sources of supply for each of its raw materials, which consist primarily of electronic components and subassemblies, metal enclosures for its products and certain other materials. In certain instances, however, the Power Conversion Group will use a single source of supply when directed by a customer or by need. In order to ensure the consistent quality of the Power Conversion Group’s products, the Company performs certain supplier evaluation and qualification procedures, and where possible, enters into strategic partnerships with its suppliers to assure a continuing supply of high quality critical components.

     With respect to those items which are purchased from single sources, we believe that comparable items would be available in the event that there was a termination of our existing business relationships with any such supplier. Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternate source for the material.

     Competition: Our Power Conversion Group competes primarily with fewer than 10 small, privately owned suppliers of high voltage power supplies and electronic systems and components. From our perspective, competition is primarily based on each companies’ design, service and technical capabilities, and secondarily on price. Excluding the OEMs that manufacture their own components, based on market intelligence we have gathered, we believe that we are among the top two or three in market share in supplying these products.

     The markets for our products are highly competitive and subject to technological change and evolving industry requirements and standards. We believe that these trends will continue into the foreseeable future. Some of our current and potential competitors have substantially greater financial, marketing and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Although we believe that our products are more cost-effective than those of our primary competitors, certain competing products may have other advantages which may limit our market. There can be no assurance that continuing improvements in current or new products will not make them technically equivalent or superior to our products in addition to providing cost or other advantages. There can be no assurance that our current products, products under development or our ability to introduce new products will enable us to compete effectively.

     Product Development: We have an ongoing research and development program in our Power Conversion Group. Our technical and scientific employees are generally employed in engineering departments at our business units, and split their time, depending on business mix and their own technical background, between supporting existing production and development and research efforts for new product variations or new customer specifications. We develop certain new products as standard products for the industry at large after we have evaluated their potential. These products include standardized high voltage, high frequency rack mounted power supplies and associated modules for use as precision test equipment by industrial laboratories, universities and research facilities. Research and development spending for the Power Conversion Group was $0.6 million, $1.5 million and $1.3 million in fiscal years 2003, 2002 and 2001, respectively. Fiscal 2003 expenditures were lower because our technical and scientific employees were focused on the operational issues of consolidating the Hicksville facility production into our Valhalla plant and reshaping our production and quality practices at our Bayshore plant.

     Trademarks and Patents: The majority of the Power Conversion Group’s products are based on technology that is not protected by patent or other rights. Within the Power Conversion Group, certain of our products and brand names are protected by trademarks, both in the U.S. and internationally. Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. Our future success is dependent primarily on the technological expertise and management abilities of our employees.

     Government Regulation: We are subject to various U.S. government guidelines and regulations relating to the qualification of our non-medical products for inclusion in government-qualified product lists in order to be eligible to receive purchase orders from a government agency or for inclusion of a product in a system which will ultimately be used by a governmental agency. We have had many years of experience in designing, testing and qualifying our products for sale to governmental agencies. Certain government contracts are subject to cancellation rights at the Government’s election. We have experienced no material termination of any government contract and are not aware of any pending terminations of government contracts.

     In March 2002, RFI Corporation, our Electronic Systems and Components subsidiary (“RFI”) was served a subpoena in connection with an investigation by the U.S. Department of Defense (“DOD”). See Part I, Item 3, “Legal Proceedings” of this Annual Report.

SEASONALITY

     Revenue in both operating segments is typically lower during the first quarter of each fiscal year due to the shutdown of operations in our Milan, Italy (Medical Systems Group) and Bayshore, New York (Power Conversion Group) facilities for part of August as a result of both vacation schedules and year-end physical inventories. In addition, our Valhalla, New York (Power Conversion Group) location typically shuts down for several days in August for the taking of year-end physical inventories.

BACKLOG

     Consolidated backlog at August 2, 2003 was $26.3 million versus backlog at August 3, 2002 of approximately $31 million. Backlog in the Power Conversion Group at August 2, 2003 was $17.7 million versus backlog at August 3, 2002 of approximately $23.7 million. The decline in backlog from beginning of year levels is mostly attributable to high shipments of EDS orders. Backlog in the Medical Systems Segment at August 2, 2003 was $8.6 million versus backlog at August 3, 2002 of approximately $7.6 million with increases at both operating units. Substantially all of the backlog should result in shipments within the next 12 months.

EMPLOYEES

     As of August 2, 2003 we had 462 employees. We believe that our employee relations are good. None of our approximately 338 U.S. based employees are represented by a labor union. Employment by functional area as of August 2, 2003 is as follows:

Executive	6
Administration	33
Manufacturing	324
Engineering	49
Sales and Marketing	50

Total	462

SUBSEQUENT EVENT

     On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and Chief Executive Officer to replace Samuel E. Park, effective as of such date.

RISK FACTORS

     Prospective investors should carefully consider the following risk factors, together with the other information contained in this Annual Report, in evaluating the Company and its business before purchasing our securities. In particular, prospective investors should note that this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and that actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

RISKS RELATED TO THE COMPANY’S PAST FAILURE TO COMPLY WITH THE UNITED STATES SECURITIES LAWS AND OTHER INVESTIGATIONS AND LITIGATION

Our failure to settle our ongoing enforcement action could have a negative impact on our business.

     On December 11, 2000, the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) issued a formal Order Directing Private Investigation (the “SEC Order”), designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate our previously issued financial statements, specifically for the fiscal years 1997 through 1999 and the first three quarters of fiscal 2000.

     We have reached an agreement in principle with the Staff of the SEC to settle the SEC’s claims against us. The settlement will include a penalty of up to $400,000, and issuance of an injunction against any future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities laws. The proposed settlement may be subject to, among other things, any necessary future restatement of our historical financial statements or other material adjustments. Management is not aware of any restatements or adjustments required with respect to the financial statements filed with the SEC since April 2002. In addition, the proposed settlement will require approval by the SEC and by the appropriate U.S. District Court. We can give no assurance that this proposed settlement will be approved by either the SEC or the appropriate U.S. District Court, or that the terms will not be changed.

     Although we have not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, we recorded a charge in the fourth quarter of fiscal 2002 related to this agreement in principle with the SEC staff, plus associated legal costs. If we are not able to reach an acceptable settlement with the SEC, we may incur substantial additional penalties and fines. See Part I, Item 3, “Legal Proceedings” of this Annual Report.

Our common stock has been delisted from the NASDAQ National Market and we cannot predict when or if ever it will be listed on any national securities exchange.

     Our common stock was suspended from trading on the Nasdaq National Market in December 2000. Current pricing information on our common stock has been available in the “pink sheets” published by National Quotation Bureau, LLC. The “pink sheets” is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely in the “pink sheets” may be difficult to obtain, and shareholders may find it difficult to resell their shares. In order to be re-listed, we will need to meet certain listing requirements. There can be no assurance that we will be able to meet such listing requirements.

The DOD is investigating part of our Power Conversion Group business, which could result in loss of business and monetary fines.

     On March 8, 2002, our subsidiary, RFI, part of our Power Conversion Group segment, was served with a subpoena by the U.S. Attorney for the Eastern District of New York in connection with an investigation by the DOD. RFI supplies noise suppression filters for communications and defense applications. RFI’s total business accounted for approximately $12 million of our revenues in each of fiscal 2003 and fiscal 2002.

     In June 2003, the Company was advised that the U.S. Government is willing to enter into negotiations regarding a comprehensive settlement of the ongoing DOD investigation of RFI. We believe that a potential comprehensive settlement will include the Company’s pleading guilty to certain criminal charges, and agreeing to pay certain fines and restitution to the Government in an amount which could be material to the Company. Prior to the preliminary discussions with the U.S. Government in June 2003, we had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the U.S. Government, discussions with the Company’s legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company’s capital resources, management had then developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2,347,000, which represents its estimate of the low end of a range of potential fines and legal and professional fees. In October 2003, based on discussions with the U.S. Government, the Company was advised that the U.S. Government is currently seeking up to approximately $5 million in the fines and restitution portion of any comprehensive settlement. The Company is continuing to negotiate with the U.S. Government regarding a comprehensive settlement, including the amount of such fines.

     The Company believes that any settlement could cause the DOD to seek to limit the ability of the Company to do business with U.S. Government entities. Such limitations could include seeking a “debarment” or exclusion from doing business with U.S. Government entities for a period of time. Because management believes that it has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products, the Company is hopeful that as a result of the potential settlement, its ability to service the governmental and defense sectors of its business will not be interrupted.

     There can be no assurance that such a settlement will be reached and, even if reached that the ultimate fines and outcome of any settlement will not vary significantly from the Company’s original estimate and expectations. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on the Company’s financial condition, liquidity and operations. See Part I, Item 3, “Legal Proceedings” of this Annual Report.

Recent events may cause loss of existing and potential customers and suppliers.

     We have received inquiries from some of our customers and suppliers relating to the recent proxy contest, our previously disclosed accounting irregularities and litigation arising out of such irregularities. As a consequence, our relationships with existing customers and suppliers may be strained. In addition, our ability to develop potential customers or suppliers to maintain and grow our business may be adversely affected.

RISKS RELATED TO OUR BUSINESS

Our business is based on technology that is not protected by patent or other rights.

     The technology and designs underlying our products are unprotected by patent rights. Our future success is dependent primarily on unpatented trade secrets and on the innovative skills, technological expertise and management abilities of our employees. Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. In addition, we cannot guarantee that any protected trade secret could ultimately be proven valid if challenged. Any such challenge, with or without merit, could be time consuming to defend, result in costly litigation, divert our management’s attention and resources and, if successful, require us to pay monetary damages.

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

     In the fourth quarter of fiscal 2003, we breached the tangible net worth financial covenants contained in our Loan and Security Agreement, dated June 10, 2002, with Transamerica Business Capital Corporation (“Transamerica”), as amended (the “Transamerica Agreement”). In October 2003, we received a waiver of such default from Transamerica and signed a Third Amendment with Transamerica. This Third Amendment includes revisions to the tangible net worth financial covenant as well as adjustments to the other financial covenants. While we expect to be able to meet these revised covenants, there can be no assurance that we will be able to continue to meet them. If we were to breach our covenants, Transamerica could accelerate the amounts due under and foreclose on assets securing our credit facility and we would be forced to seek alternative sources of funding for our debt repayment obligations and growth.

The valuation of our deferred tax assets and the recognition of tax benefits in each period assumes future taxable income and profitability.

     During fiscal 1999 through fiscal 2002, we recognized substantial pre-tax losses. Some of these pre-tax losses resulted in a short-term tax benefit, in that those losses are also tax deductible losses, and enabled us to claim a refund for taxes previously paid, which we recognized on our balance sheet as income tax receivable. As of February 1, 2003, we have received substantially all of the income tax receivable recognized on our balance sheet. In addition to the short-term benefit that we recognize as income tax receivable, our net operating losses for tax purposes gave rise to “deferred tax assets,” which represented the monetary value of future utilization of tax loss carryforwards to reduce future income taxes.

     One critical element in the valuation of deferred tax assets is management’s expectations about our future profitability. If we have tax loss carryforwards, but we do not expect to have taxable income in the future, we would value our deferred tax assets at a lower amount (possibly zero) because those tax loss carry forwards could expire before they can be used.

     During February and March 2003, as part of our customary six month planning and review cycle, management updated each business unit’s forecasts for the second half of fiscal 2003 and began preliminary planning for fiscal 2004. After reviewing the second half expectations, and taking into account lower than expected first half gross margins and the uncertain economic outlook, management concluded that it was prudent to establish a valuation allowance of $4.7 million against long term deferred tax assets. The valuation allowance was computed by considering the amount of future taxable income expected over the net operating loss carry-forward period, considering recent performance and other actions we have taken to improve profitability. During October 2003, we reviewed the actual second half performance versus our previous expectations. Based on lower than expected second half performance and the size of the operating losses incurred for the full fiscal year 2003, we concluded an additional valuation allowance of $3.2 million against long term deferred tax assets was warranted.

     Although we continue to believe that in the future we will have sufficient taxable income to absorb these remaining tax loss carry-forwards, this situation could change if the profitability of our U.S. business is less than what we expect. If so, we may not be able to realize the benefit of our remaining deferred tax asset. See “Deferred Income Tax Asset” discussion in Note 11 of the Notes to Consolidated Financial Statements included in Part II, Item 8 this Annual Report.

Our delay or inability to obtain any necessary U.S. or foreign regulatory clearances or approvals for our products could harm our business and prospects.

     Our medical imaging products, with the exception of certain veterinary lines, are the subject of a high level of regulatory oversight. Any delay in our obtaining or our inability to obtain any necessary U.S. or foreign regulatory approvals for new products could harm our business and prospects. There is a limited risk that any approvals or clearances, once obtained, may be withdrawn or modified which could create delays in shipping our product, pending re-approval. Medical devices cannot be marketed in the U.S. without clearance or approval by the FDA. Our Medical Systems group businesses must be operated in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Our manufacturing facilities and business practices are subject to periodic regulatory audits and quality certifications and we do self audits to monitor our compliance. In general, corrective actions required as a result of these audits do have a significant impact on our manufacturing operation; however there is a limited risk that delays caused by a potential response to extensive corrective actions could impact our operations. Virtually all of our products manufactured or sold overseas are also subject to approval and regulation by foreign regulatory and safety agencies. If we do not obtain these approvals, we could be precluded from selling our products or required to make modifications to our products which could delay bringing our products to market. Because our U.S. products lines are mature, new product changes are in general relatively minor and accordingly regulatory approval is more streamlined. Our Italian subsidiary, Villa, is developing a remote imaging system that we believe represents a significant future sales prospect. Due to the innovative nature of this system, and the need to go through full regulatory clearance, we estimate there is a 50% possibility this product introduction could be delayed for up to six months.

We must rapidly develop new products in order to compete effectively.

     Technology in our industry, particularly in the x-ray and medical imaging businesses, evolves rapidly, and making timely product innovations is essential to our success in the marketplace. The introduction by our competitors of products with improved technologies or features may render our existing products obsolete and unmarketable. If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected. Also, our new products may contain defects or errors which give rise to product liability claims against us or cause the products to fail to gain market acceptance.

     It is generally accepted that digital radiography will become the dominant technology used in hospitals and imaging clinics throughout the world over the next 10 to 15 years. Currently, there are a number of competing technologies available in connection with the digitization of x-ray images. However, due to the high cost of this technology, many institutions have not yet adopted digital technology. In addition, there is uncertainty as to which technology system will be accepted as the industry-leading protocol for image digitization and communication. Lack of an adequate digital capability could impact our business and result in a loss of market share.

We must conduct our business operations without infringing on the proprietary rights of third parties.

     Although we believe our products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against us in the future or that, if asserted, any infringement claim will be successfully defended. A successful claim, or any claim, against us could distract our management’s attention from other business concerns and adversely affect our business, financial condition and results of operations.

Payments required under certain change of control agreements with our key executives could unduly burden our company.

     We have entered into agreements with all of our executive officers providing for substantial severance payments to them in the event that they are terminated in connection with certain changes of control. The Company’s employment agreement with Samuel E. Park, the former CEO of the Company, provides for payments upon certain changes of control. The Company’s newly elected Board of Directors has reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800,000 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believes that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. If paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. In the event Mr. Park seeks to assert a claim for these payments, it is not possible to predict the outcome of any such claim.

     In the event the change of control provisions under these various agreements were all triggered (including Mr. Park’s), the total payments required could be in excess of $3.9 million. While we believe these agreements are important to ensure the continued dedication of our key employees, the large payments required pursuant to these change of control agreements could unduly burden us or serve as a barrier to a potential acquirer. This, in turn, could limit the ability of our shareholders to sell their shares at a favorable price.

There is a risk that our insurance will not be sufficient to protect us from product liability claims, or that in the future product liability insurance will not be available to us at a reasonable cost, if at all.

     Our business involves the risk of product liability claims inherent to the medical device business. We maintain product liability insurance subject to certain deductibles and exclusions. There is a risk that our insurance will not be sufficient to protect us from product liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all. An uninsured or underinsured claim could materially harm our operating results or financial condition.

We face risks associated with handling hazardous materials and products.

     Our research and development activity involves the controlled use of hazardous materials, such as toxic and carcinogenic chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for any resulting damages, and such liability could be extensive. We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control, and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.

Our business could be harmed if our products contain undetected errors or defects or do not meet customer specifications.

     We are continuously developing new products and improving our existing products. Newly introduced or upgraded products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite our internal testing and testing by our customers, any of our products contains errors or defects, or any of our products fails to meet customer specifications, we may be required to recall or retrofit these products. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. In addition, any significant reliability problems could result in adverse customer reaction and negative publicity and could harm our business and prospects.

The seasonality of our revenue may adversely impact the market prices for our shares.

     Our revenue is typically lower during the first quarter of each fiscal year due to the shut-down of operations in our Milan, Italy and Bayshore, New York facilities for part of August. This seasonality causes our operating results to vary from quarter to quarter and these fluctuations could adversely affect the market price of our common stock.

RISKS RELATED TO OUR COMMON STOCK

A significant number of our shares will be available for future sale and could depress the market price of our stock.

     As of October 14, 2003, an aggregate of 10,332,548 shares of our common stock were outstanding. In addition, as of October 14, 2003, there were outstanding warrants to purchase 1,065,000 shares of our common stock and options to purchase 2,116,815 shares of our common stock, 1,661,289 of which were fully vested. Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future ability to raise capital through offerings of our equity securities. A large volume of sales by holders exercising the warrants or options could have a significant adverse impact on the market price of our common stock.

We have a limited trading market and our stock price may be volatile.

     There is a limited public trading market for our common stock in the “pink sheets.” We cannot assure you that a regular trading market for our common stock will ever develop or that, if developed, it will be sustained.

     The experiences of other small companies indicate that the market price for our common stock could be highly volatile. Many factors could cause the market price of our common stock to fluctuate substantially, including:

•	future announcements concerning us, our competitors or other companies with whom we have business relationships;

•	changes in government regulations applicable to our business;

•	overall volatility of the stock market and general economic conditions;

•	changes in our earnings estimates or recommendations by analysts; and

•	changes in our operating results from quarter to quarter.

     Accordingly, substantial fluctuations in the price of our common stock could limit the ability of our current shareholders to sell their shares at a favorable price.

ITEM 2.          PROPERTIES

     The following is a list of our principal properties, classified by segment and subsidiary:

		Approx.
		Floor		Owned/Leased
		Area in		(Expiration
	Location	Sq. Ft.	Principal Uses	Date If Leased)

Medical Systems Group:
Del Medical Imaging Corp.	Franklin Park, IL	68,000	Design and manufacturing	Leased (2005)
Villa	Milan, Italy	67,000	Design and manufacturing	Leased (2011)	(1)
Power Conversion Group:
Corporate and Del High Voltage division	Valhalla, NY	44,000	Corporate headquarters, design and manufacturing	Leased (2006)
RFI	Bayshore, NY	55,000	Design and manufacturing	Owned
Bertan	Hicksville, NY	38,000	Design and manufacturing	Leased (2004)	(2)

(1)  We have the option to purchase this property at the conclusion of this lease.

(2)  We intend to close this facility, and have moved its production to our Valhalla plant.

     We believe that our current facilities are sufficient for our present requirements. Our U.S. credit facility with Transamerica is secured, in part, by a mortgage on RFI’s property.

ITEM 3.          LEGAL PROCEEDINGS

     SEC Investigation - On December 11, 2000, the Division of Enforcement of the SEC issued the SEC Order, designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company’s previously issued financial statements. The Company has provided numerous documents to and continues to cooperate fully with the SEC staff.

     The Company has reached an agreement in principle with the Staff of the SEC for a settlement of the SEC’s claims against the Company that will include a penalty of up to $400,000 and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The proposed settlement may be subject to, among other things, any necessary future restatement of historical financial statements for the Company, or other material adjustments. Management is not aware of any restatements or adjustments required with respect to financial statements filed with the SEC since April 2002. In addition, the proposed settlement will require approval by the SEC and by the appropriate U.S. District Court. We can give no assurance that this proposed settlement will be approved by either the SEC or the appropriate U.S. District Court, or that the terms will not be changed.

     Although the Company has not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company recorded a charge of $685,000 in the fourth quarter of fiscal 2002 related to the agreement in principle with the SEC staff, which includes associated legal costs. If the Company is not able to reach an acceptable settlement with the SEC, the Company may incur substantial additional penalties and fines. See Part I, Item I, “Business-Risk Factors” and Note 12 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

     DOD Investigation - On March 8, 2002, RFI, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the U.S. Attorney Eastern District of New York in connection with an investigation by the DOD. RFI supplies noise suppression filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI’s Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

     In June 2003, the Company was advised that the U.S. Government is willing to enter into negotiations regarding a comprehensive settlement of this investigation. Management believes that a potential comprehensive settlement will include the Company’s pleading guilty to certain criminal charges, and agreeing to pay certain fines and restitution to the Government in an amount which could be material to the Company. Prior to the preliminary discussions with the U.S. Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the U.S. Government, discussions with the Company’s legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company’s capital resources, management had then developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2,347,000 which represents its estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet as of August 2, 2003. In October 2003, based on discussions with the U.S. Government, the Company was advised that the U.S. Government is currently seeking approximately $5 million in the fines and restitution portion of any comprehensive settlement. The Company is continuing to negotiate with the U.S. Government regarding a comprehensive settlement, including the amount of such fines.

     The Company believes that any settlement could cause the DOD to seek to limit the ability of the Company to do business with U.S. Government entities. Such limitations could include seeking a “debarment” or exclusion from doing business with U.S. Government entities for a period of time. Because management believes that it has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products, the Company is hopeful that as a result of the potential settlement, its ability to service the governmental and defense sectors of its business will not be interrupted.

     There can be no assurance that such a settlement will be reached and, even if reached, that the ultimate fines and outcome of any settlement will not vary significantly from the

Company’s original estimate and expectations. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on the Company’s financial condition, liquidity and operations. See Part I, Item 1, “Business-Risk Factors” of this Annual Report.

     Other Legal Matters - On October 6, 2003, Carmelo Giuseppe Ammendola, a minority shareholder of Villa, served a summons on Villa in the Civil Court of Milan, Italy, challenging the terms of certain related party transactions between Villa and the Company relating to intercompany pricing and a management fee. Villa is vigorously defending against this claim, believes that there is no merit to the case, and that Villa has meritorious defenses. Although there can be no assurances, management believes that the impact of this action will not have a material adverse effect on the financial position or results of operations of either Villa or the Company.

     The Company is a defendant in several other legal actions in various U.S. and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s Annual Meeting of Shareholders held on May 29, 2003 (the “Annual Meeting”), the Company’s shareholders elected five members to the Company’s five-member Board of Directors. Four of the five new directors (Wallace Barnes, Gerald M. Czarnecki, Suzanne M. Hopgood, and David W. Wright) were nominees of Steel Partners II, L.P. (“Steel Nominees”), an institutional shareholder of the Company. One incumbent director was re-elected to the Board of Directors (Edgar J. Smith, Jr.).

     The votes cast for all nominees were as follows:

Steel Nominees:	For	Withheld
Wallace Barnes	5,227,494	11,332
Gerald M. Czarnecki	5,227,815	11,011
Suzanne M. Hopgood	5,225,387	13,439
David W. Wright	5 227,684	11,142

Company Nominees:	For	Withheld
Frank J. Brady	3,188,680	97,083
Glenda K. Burkhart	3,184,205	101,558
Samuel E. Park	3,180,809	104,954
Edgar J. Smith, Jr.	3,188,785	96,978
Stephen N. Wertheimer	3,186,974	98,789

     The votes cast for, against, and abstain for the approval of the Company’s 2003 Equity Incentive Plan were as follows:

For:	2,056,295
Against:	6,309,512
Abstain:	158,782

     The votes cast for, against and abstain to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending August 2, 2003 were as follows:

For:	8,010,311
Against:	97,814
Abstain:	416,464

     Subsequent to the Annual Meeting, the Board of Directors appointed Mr. Gerald M. Czarnecki as Chairman of the Board and established Committee members and Chairs as follows:

Audit Committee

Suzanne M. Hopgood, Chair Edgar J. Smith, Jr. David W. Wright

Compensation and Stock Option Committee

David W. Wright, Chair Wallace Barnes Suzanne M. Hopgood

Nomination and Governance Committee

Gerald M. Czarnecki, Chair Wallace Barnes Suzanne M. Hopgood Edgar J. Smith, Jr. David W. Wright

     On October, 10, 2003 the Board of Directors announced the appointment of Suzanne M. Hopgood as Chairman of the Board and Gerald M. Czarnecki, Chair of the Audit Committee.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHAREHOLDER MATTERS

     Our common stock was suspended from trading on the Nasdaq National Market on December 19, 2000 because we had not filed an annual report for the year ended July 29, 2000 within the SEC’s prescribed time period. In December 2000, the Nasdaq National Market delisted our common stock and since that time, our common stock has been traded in the “pink sheets,” or over-the-counter market, under the symbol “DGTC.PK” and our warrants are traded under the symbol “DGTCW.PK”. The “pink sheets” is an over-the-counter market which provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market.

     As of August 2, 2003, there were approximately 955 holders of record of our common stock. The following table shows the high and low closing bid prices per share of our common stock for the past eight quarters, as reported by the over the counter market. The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

Fiscal Period	High	Low

Fiscal 2003
First Quarter	$3.78	$2.35
Second Quarter	4.01	1.90
Third Quarter	4.12	2.30
Fourth Quarter	3.50	1.75
Fiscal 2002
First Quarter	$3.00	$1.13
Second Quarter	4.35	2.50
Third Quarter	3.45	1.50
Fourth Quarter	4.25	2.00

     We have not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983. The payment of cash dividends is prohibited under the Transamerica Facility. We do not intend to pay any cash dividends for the foreseeable future.

     The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2003:

	Number of		Number of
	Securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans (1)
Equity compensation plans approved by security holders:
Stock Option Plan	2,116,815	$3.12	335,280
Equity compensation plans not approved by security holders:
Warrants issued in connection with the acquisition of Villa (2)	50,000	$7.94	None
Warrants granted for services rendered (3)	15,000	$7.69	None
Warrants issued in settlement of class action lawsuit (4)	1,000,000	$2.00	Not applicable

(1) Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

(2) These warrants were granted to the former majority shareholder of Villa in connection with the acquisition of Villa in December 1999. They expire in December 2005.

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

ITEM 6.          SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

     The selected income statement data presented for the fiscal years ended August 2, 2003, August 3, 2002 and July 28, 2001 and the balance sheet data as of August 2, 2003 and August 3, 2002 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The balance sheet data as of July 28, 2001 and July 29, 2000 have been derived from audited financial statements not included herein. Financial information for the fiscal year ended July 31, 1999 is not presented herein, since the financial statements for that year have been determined to be incorrect, have not been, and will not be, restated and therefore should not be relied upon. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

	Fiscal years ended

	August 2,	August 3,	July 28,	July 29,
(In thousands except share amounts)	2003 (1)(6)	2002 (2)(6)	2001 (3)(6)	2000 (4)(6)

Income Statement Data:
Net sales	$98,619	$98,784	$93,443	$80,008
Gross margin	21,123	19,136	18,449	14,330

Selling, general and administrative	21,933	21,254	16,838	14,941
Research and development	2,218	2,919	2,876	4,388
Litigation settlement costs	2,126	7,713	9,759	—
Facilities reorganization costs	788	1,292	822	—

Operating loss	(5,942)	(14,042)	(11,846)	(4,999)

Minority interest	115	197	379	(77)

Provision (benefit) for income taxes	8,233	(3,242)	(4,938)	(2,034)

Net loss(5)	(15,045)	(12,012)	(8,521)	(3,638)
Net loss per basic and diluted share(5)	$(1.45)	$(1.38)	$(1.09)	$(0.47)

	As of

	August 2,	August 3,	July 28,	July 29,
	2003	2002	2001	2000

Balance Sheet Data:
Working capital	$13,598	$18,648	$22,269	$27,331
Total assets	60,492	77,697	81,658	82,805
Long-term debt and subordinated note	7,100	6,724	6,222	5,953
Shareholders’ equity	22,979	37,141	41,791	46,062

(1) Net loss for the year ended August 2, 2003 includes approximately $7,900 income tax provision related to the establishment of a deferred tax valuation allowance. In addition, net loss reflects the accrual of a $2,347 charge related to an ongoing DOD Investigation of our RFI subsidiary. For more information about the DOD investigation, see Part I, Item 3, and “Legal Proceedings” of this Annual Report. Fiscal 2003 also includes $788 in facilities reorganization costs, which were principally related to the closing of our Hicksville, New York facility. See Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statement and Supplementary Data” of this Annual Report.

(2) Fiscal 2002 includes $1,292 in facilities reorganization costs, which were principally related to the closing of our Hicksville, New York facility. See Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Fiscal 2002 also includes $7,713 in litigation settlement costs, principally for finalization of the settlement of a class action suit and the agreement in principle to settle an SEC investigation.

(3) During fiscal 2001, we recorded $9,759 in litigation settlement costs related to a class action lawsuit. During fiscal 2001, we also decided to close two facilities and recorded a restructuring charge of $822. See Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

(4) In December 1999, we acquired Villa. See Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

(5) Effective August 4, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective August 4, 2002. Assuming goodwill was not amortized pursuant to SFAS No. 142, the net loss would have been $11,881, $8,390 and $3,501 in 2002, 2001 and 2000, respectively. Net loss per basic and diluted share would have been $1.37, $1.07 and $.45 in 2002, 2001 and 2000, respectively.

(6) The Company records shipping and handling fees billed to customers in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The EITF provides that shipping and handling fees billed to customers be reflected in net sales and requires additional disclosure if costs incurred for shipping and handling are not included in costs of sales. The amount of shipping and handling fees recorded as revenues was $465 for fiscal year 2003. Shipping and handling fees of $652, $488 and $418 for fiscal years 2002, 2001, and 2000, respectively, have been reclassified to net sales to conform with the current year’s presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to other information in this Annual Report, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory matters, including a settlement of the DOD investigation on terms that we can afford and that does not include a debarment from doing business with the U.S. Government, and favorable general economic conditions. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the SEC including the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

     The Company is a leader in developing, manufacturing and marketing medical imaging equipment and power conversion subsystems and components worldwide. Our products include stationary and portable medical diagnostic imaging equipment, high voltage power systems and electronic systems and components such as electronic filter, transformers and capacitors. We manage our business in two operating segments; our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses. See Part I, Item 1, “Business-Operating Segments” of this Annual Report for discussions of the Company’s segments.

     Management has made significant progress in resolving previous SEC and shareholder matters giving rise to the need to restate financial statements issued by the previous management as described in Note 10, “Commitments and Contingencies” to the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. We have reached an agreement in principle with the SEC to settle its claims against the Company.

     On May 29, 2003 we held our first annual shareholder meeting since 2000. Our shareholders elected five independent directors to our five person Board, including four nominees proposed by an institutional shareholder group and one incumbent director. In addition, our shareholders ratified the appointment of our auditors and voted against an equity incentive plan. See Part I, Item 4, “Submission of Matters to a Vote of Security Holders” of this Annual Report for full voting results.

     As described in Part I, Item 3, “Legal Proceedings” of this Annual Report, in June 2003 we began preliminary discussions with the U.S. Government regarding a potential comprehensive settlement of the ongoing DOD investigation of our RFI subsidiary. We believe that the potential comprehensive settlement will include the Company’s pleading guilty to certain criminal charges, and agreeing to pay certain fines and restitution to the

Government. Based on these preliminary discussions with the U.S. Government, discussions with our legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of our capital resources, we recorded a charge of $2.3 million, which represents our estimate of the low end of a range of potential fines and legal and professional fees.

     In October 2003, based on discussions with the U.S. Government, the Company was advised that the U.S. Government is currently seeking up to approximately $5 million in the fines and restitution portion of any comprehensive settlement. The Company is continuing to negotiate with the U.S. Government regarding a comprehensive settlement, including the amount of such fines.

     It is possible that the DOD could seek a “debarment” or exclusion of the Company from doing business with U.S. Government entities for a period of time. Because management believes that it has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products, we are hopeful that our ability to service the governmental and defense sectors will not be interrupted as a result of the potential settlement.

     There can be no assurance that such a settlement will be reached and, even if reached that the ultimate fine and outcome of any settlement will not vary significantly from our estimate and expectations. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on our financial condition, liquidity and operations.

     Management believes the resolution of these legal and SEC matters are important steps towards closure of the past legal, regulatory and financial reporting matters confronting the Company. We are guardedly optimistic that we can resolve the settlement negotiations with the DOD on terms that will be mutually acceptable to both parties and allow us to continue to provide our technology to the defense industry.

     Our businesses continue to compete vigorously and we continue to enjoy good relationships with our customers. We continued with the consolidation of the Hicksville facility into Valhalla during fiscal 2003. This completes a strategic initiative to reduce overhead by consolidating seven businesses and facilities into four, strengthen engineering and manufacturing methods and target our selling activity.

CRITICAL ACCOUNTING POLICIES

     Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Within these policies, we have identified the accounting for deferred tax assets and the allowance for obsolete and excess inventory as being critical accounting policies due to the significant amount of estimates involved. In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

Deferred Taxes

     We account for deferred taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby we recognize an asset related to our net operating loss carry forwards and other temporary differences between financial reporting basis and income tax basis. As of August 2, 2003, this deferred tax asset represented approximately 14% of our total assets.

     We reevaluated our deferred tax assets in March and again in October 2003. Due to current results being lower than originally anticipated, and uncertainty about near term economic conditions, we concluded it was not prudent to place reliability on the forecast component of our analyses as we had in the past. Based on these analyses, management concluded it was prudent to establish a valuation allowance of $8.0 million against long-term deferred tax assets created prior to fiscal 2003.

     This valuation allowance was computed by considering the amount of future U.S. taxable income expected over the net operating loss carryforward period, considering recent performance and other specific actions the Company has taken to improve profitability. The valuation allowance recorded is the estimate of the amount of deferred tax assets that more likely than not will not be realized.

     Likewise, a valuation allowance of $2.1 million was also established offsetting the current year tax benefits that arose from the current year’s operating losses. As result of these allowances recorded during fiscal 2003, the net deferred income tax asset was reduced from $16.6 million at August 3, 2002 to $8.7 million at August 2, 2003, with $2.6 million classified as a current asset, and the balance of $6.1 million as a long-term asset.

     No assurances can be given that the Company’s results of operations will generate profits in the future.

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

Valuation of finished goods inventories

     In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of August 2, 2003, finished goods represented approximately 15% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Fiscal 2003 Compared to Fiscal 2002

     Consolidated net sales of $98.6 million for fiscal 2003 were comparable to fiscal 2002 net sales of $98.8 million, with increases at our Medical Systems Group, partially offset by decreases at the Power Conversion Group. The Medical Systems Group’s fiscal 2003 sales of $56.1 million improved by 2% from fiscal 2002 levels due to increased domestic shipments and favorable exchange rate effects on international sales made in euro’s. However, on a proforma basis, factoring out the approximately $5.2 million effect of favorable rate changes, the Medical Systems Group’s fiscal 2003 sales would have posted a decline of approximately $4.1 million due to weaker euro denominated international shipments. The Power Conversion Group’s fiscal 2003 sales of $42.5 million decreased by 3% from fiscal 2002 levels, as a $8 million increase in EDS business was offset by decreases in sales of other products, primarily reflecting a shift to in-house production of components formerly purchased from us by a large customer and the decline in sales to the semiconductor capital equipment market.

     Consolidated backlog at August 2, 2003 was $26.3 million versus backlog at August 3, 2002 of approximately $31 million. The decline in backlog from beginning of year levels is mostly attributable to high shipments of EDS orders in the Power Conversion Group offset by an increase in the backlog at our Medical Systems Segment. Substantially all of the backlog should result in shipments within the next 12 months.

     Gross margins as a percent of sales were 21% for fiscal 2003, compared to 19% in fiscal 2002. The Power Conversion Group’s fiscal 2003 margins were 21%, versus 16% in the prior year period, reflecting the effects of unfavorable inventory adjustments in the prior year, offset by inventory writedowns and adjustments primarily related to the consolidation of the Hicksville facility. The Power Conversion Group’s fiscal 2003 margins also reflected favorable margins on the EDS business and the beginning of savings due to the Hicksville consolidation, partially offset by depressed margins at RFI in the first quarter due to the DOD investigations. Despite expected operating efficiencies due to increased shipments, the Medical Systems Group’s gross margins of 22% were comparable to the prior year period, primarily due to the higher margins in the prior year from shipment of previously written off product. Within Fiscal 2003 our quarterly consolidated gross margin trend is as follows:

     Selling, general & administrative (“SG&A”) expenses for fiscal 2003 of $21.9 million (or 22% of sales) included unusually high legal and accounting fees of $2.3 million, incurred in connection with current legal matters (including $0.4 million of legal costs associated with a proxy contest). For more information, see Part I, Item 3, “Legal Proceedings” of this Annual Report and Note 12, “Commitments and Contingencies” to the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. In addition, we incurred approximately $0.6 million of other costs related to a proxy contest, including the reimbursement of costs to an institutional shareholder group. SG&A expenses for fiscal 2002 were $21.2 million and included $3.7 million of unusually high accounting and consulting fees. Excluding the unusually high legal, accounting fees and proxy contest costs, SG&A for fiscal 2003 increased by $1.5 million from the same period last year, reflecting the factors discussed above, plus a payment of $0.2 million during the first quarter related to the separation of the former president of Villa.

     Facilities reorganization costs relate to the continued phase out of the Power Conversion Group’s Hicksville facility and integration into the Valhalla facility, which was started in the fourth quarter of fiscal 2002. The reorganization of the Valhalla facility and personnel, as well as the balance of the physical move of Hicksville inventory, equipment and personnel was completed in the second half of fiscal 2003. As such, we do not expect to record any additional facilities reorganization expenses subsequent to fiscal 2003. We are attempting to sublet the Hicksville facility through the end of our lease in May 2004. Any remaining rental obligations or other expenses related to terminating our tenancy will be charged against a balance sheet accrual established during fiscal 2002.

     During the third quarter of fiscal 2003, we received approximately $0.4 million in settlement of claims against a former CEO of the Company. After netting related legal fees incurred in the third quarter, we recorded a recovery of $0.2 million during that period. Prior year amounts include a $0.3 million insurance recovery of class action litigation related legal costs.

     In June 2003, as described in Part I Item 3, “Legal Proceedings” of this Annual Report, we began preliminary discussions with the U.S. Government regarding a potential comprehensive settlement of the ongoing DOD investigation of our RFI subsidiary. Based on preliminary settlement discussions with the U.S. Government, discussions with our legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of our capital resources, management has now developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, we recorded a charge of $2.3 million, which represents our estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in the litigation settlement reserves on the accompanying balance sheet as of August 2, 2003. In October 2003, based on discussions with the U.S. Government, the Company was advised that the U.S. Government is currently seeking up to approximately $5 million in the fines and restitution portion of any comprehensive settlement. The Company is continuing to negotiate with the U.S. Government regarding a comprehensive settlement, including the amount of such fines. The Company has not recorded an additional charge as a result of the $5 million requested by the U.S. Government. It is possible the ultimate fine and outcome of any potential settlement, if reached, could vary significantly from our estimate and expectations.

     During the third quarter of fiscal 2002, as a result of obtaining the final court approval of the class action settlement agreement, we recognized an additional non-cash charge of $7.1 million attributable to the final valuation of the shares and warrants to be issued in that settlement. These shares and warrants were originally valued at $4.4 million in July 2001 pending final court approval but as of the final settlement date January 29, 2002 were revalued upward by $7.1 million to $11.5 million. The Company also incurred additional legal expenses of approximately $0.2 million bringing the total charge to $7.2 million in the third quarter of fiscal 2002.

     As a result of the foregoing, we recognized a fiscal 2003 operating loss of $5.9 million compared to a loss of $14.0 million in fiscal 2002. The Medical Systems Group posted a fiscal 2003 operating profit of $1.0 million, offset by a $2.5 million operating loss at the Power Conversion Group, and unallocated corporate costs of $4.4 million reflecting the higher legal and accounting costs as described above. The prior year’s results reflect a $7.2 million charge related to the class action settlement, as described above.

     Interest expense for fiscal 2003 was higher than the prior year’s, reflecting decreased interest rates offset by higher average borrowing levels.

     Other income includes a recovery in the first quarter of fiscal 2003 of $0.5 million related to the settlement of a dispute in connection with a 1999 product line acquisition and $0.1 million related to foreign exchange gains on a deposit denominated in euros.

     Provision for income taxes for fiscal 2003 reflects the establishment of a total of $7.9 million of deferred tax valuation allowances as discussed in Critical Accounting Policies, above. We expect to be profitable in future periods; however management periodically evaluates the likelihood of the recoverability of the deferred tax asset recognized on our balance sheet. Based on management analysis, we believe it is more likely than not that the remaining deferred tax assets will be realized. Other than establishing a valuation allowance, we recorded no adjustments to our current or net deferred tax accounts during fiscal 2003, with the exception of tax provisions and adjustments recorded at Villa, our Italian subsidiary.

     Reflecting the above, we recorded net losses of $15.0 million or $1.45 per share in fiscal 2003 compared to a net loss of $12.0 million or $1.38 per share in fiscal 2002. Current year earnings per share amounts reflect the 2,500,000 additional shares issued in conjunction with the shareholder settlement.

Fiscal 2002 Compared to Fiscal 2001

     Net sales for fiscal 2002 were $98.8 million, as compared to $93.4 million for fiscal 2001. The Medical Systems Group’s net sales to external customers increased by approximately $8.1 million, primarily as a result of delivery on a major contract in Eastern Europe.

     The Power Conversion Group’s net sales to external customers declined $2.8 million from fiscal 2001 to fiscal 2002. Within the Power Conversion Group, the Electronic Systems and Components Division (our RFI subsidiary) achieved a modest increase in sales of approximately $500,000 across a broad range of customers and products. The $3.4 million decline in sales in fiscal 2002 in our High Voltage Power Division was caused principally by a shift of our portable X-Ray product line from our Deer Park, New York facility (which had been included in the Power Conversion Group) to our Medical Systems Group’s facility in Franklin Park, Illinois. In addition, we experienced a decline in the sales of standard catalogue products, and a decline of sales in the semiconductor capital equipment markets. These declines in sales were offset by increases in sales of “contract manufactured” power supplies that we provided to major OEMs, where typically margins are lower. This shift in product mix (as well as the decline in volume, and the negative effects of operating leverage) contributed to the decline in margin in this segment noted below.

     Gross margins for fiscal 2002 versus fiscal 2001 declined slightly from 19.7% to 19.4%. Gross margin at the Medical Systems Group increased from approximately 19% to approximately 22%. Most of the improvement in margin in our Medical Systems Group was achieved at the U.S. operations due to improved sales and better absorption of fixed costs. Gross margins in fiscal 2002 were impacted by a $0.6 million provision for excess and obsolete inventory as compared to a provision of $0.9 million in fiscal 2001. The fiscal year 2001 provision was higher, reflecting older inventories purchased in prior years becoming obsolete under application of our policy as described in the Accounting Policy note to the accompanying financial statements.

     We experienced a 4.5% decline in gross margin for the Power Conversion Group, representing a loss in income of approximately $2.0 million (estimated as the 4.5% decline in gross margin percentage times the $43.8 million sales in the Power Conversion Group segment in fiscal 2002). More than half of this decline in gross margin occurred at our Electronic Systems and Components Division (our RFI subsidiary). In March of 2002, RFI was served with a subpoena by the U.S. Attorney for the Eastern District of New York in connection with an investigation by the DOD.

     The DOD investigation led us to undertake our own internal examination of that business, and we began to completely reengineer RFI’s quality control practices, which short term resulted in lower Gross margin for this business in the fourth quarter of fiscal 2002.

     As a result of our examination of RFI’s quality control practices, we also recognized a non-cash charge of approximately $297,000 to write off certain inventory we determined did not meet all relevant DOD specifications.

     The remainder of the decline in the Power Conversion Group’s gross margin in fiscal 2002 is due to our High Voltage Power Division for the following reasons:

1.	Reorganization of Facilities – We recorded a provision of $770,000 for closure costs in fiscal 2001 when we made the announcement to close our Deer Park facility. We experienced some inefficiencies in the completion of the closure of this facility in the first and second quarters of fiscal 2002, and recognized those inefficiencies as current costs.

2.	Unfavorable Product Mix Change – In fiscal 2002, we experienced a decline in the sales of standard catalogue products, and a decline of sales to the semiconductor capital equipment markets. These declines in sales were offset by increases in sales of “contract manufactured” power supplies that we provided to major OEMs, where typically margins are lower.

3.	Decline in Sales – A decline in sales overall leads to lower gross margin. (Material costs generally maintain the same relation to sales volume, other overhead costs are generally fixed in nature and, as volume declines, fixed costs do not generally decline as rapidly as the sales volume).

     Research and development expenses were $2.9 million in fiscal 2002 and fiscal 2001, with a small decline in the Medical Systems offset by a small increase in our Power Conversion Group in fiscal 2002. In our U.S. Medical Systems operations, we reduced headcount in our engineering and development department. In our High Voltage Power Division, we increased spending in connection with certain power supply technology we are developing for radiation oncology systems.

     Selling, general and administrative expenses were $21.2 million in fiscal 2002 as compared to $16.8 million in fiscal 2001. The increase is due primarily to increased audit and other accounting fees of approximately $2.5 million, increased legal fees associated with the items discussed below (other than those included in litigation settlement costs) of approximately $500,000, and increased consulting fees associated with organizational development, strategic planning and management information systems of approximately $1.2 million.

     The following comments relate to the line item “Litigation Settlement Costs” included in our Statement of Operations:

1.	As a result of obtaining the final court approval of the class action settlement agreement, we recognized a non-cash charge of $7.1 million in the third quarter of fiscal 2002 attributable to the final valuation of the shares and warrants issued in the settlement. These shares and warrants were originally valued at $4.4 million in July 2001 pending final court approval, but, as of the settlement date on January 29, 2002, were revalued upwards by $7.1 million for a total of $11.5 million. When we recorded these non-cash charges in the third quarter, we also recognized approximately $200,000 of related legal costs. These costs were offset by a recovery from insurance of $258,000, attributable to legal costs from the class action litigation since its inception, recognized in the first quarter of fiscal 2002.

2.	In the first quarter of fiscal 2003, we announced an agreement in principle with the staff of the SEC to settle the SEC’s investigation of financial statements issued by our previous management. The proposed settlement will include a penalty of up to $400,000, and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The settlement may be subject to, among other things, any future restatement of our historical financial statements or other material adjustments. However, we are not aware of any restatements or adjustments required with respect to financial statements filed with this Annual Report. In addition, the proposed settlement will require approval by the SEC and by the appropriate U.S. District Court. There can be no assurance that this proposed settlement will be approved by either the SEC or the appropriate U.S. District Court. Although we have not reached a binding agreement with the SEC on this settlement proposal, we believe that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, we recorded a charge of $685,000 in the fourth quarter of fiscal 2002 related to this agreement in principle with the SEC staff, which includes associated legal costs.

     In July 2002, we announced the closure of our Bertan facility in Hicksville, New York, which will occur during fiscal 2003. As a result of this closure, we have accrued for various facilities reorganization costs of $1.3 million in fiscal 2002, including severance pay and future lease costs. During the previous year, we announced the closure of our DynaRad facility in Deer Park, New York and accrued approximately $770,000 in closure costs. In addition, in fiscal 2001 we recorded a charge of approximately $50,000 for the closure of a small Medical Systems Group facility.

     Net interest expense was $1.2 million in fiscal 2002. Interest income was $449,000 in fiscal 2002, as compared to $164,000 in the prior year. This increase was primarily a result of interest earned on income tax refunds. Gross interest expense was $1.6 million in fiscal 2002 as compared to $1.5 million in fiscal 2001. We replaced our prior credit agreement in June 2002. Until that time, our prior line of credit had been in default and we paid additional penalty interest charges on the outstanding balances due to this default.

     Income tax benefit as a percent of pre-tax losses for fiscal 2002 was approximately 22%, as compared to 38% for fiscal 2001. The decrease in tax benefit was due to, among other things, the impact of the completion of an audit by the Internal Revenue Service for tax years 1997 through 1999. In addition, the tax benefit recognized by us was reduced by the loss of Foreign Sales Corporation tax benefits.

     The net loss for fiscal 2002 was $12.0 million, as compared to $8.5 million in the prior year. The increased loss is primarily due to the higher audit, accounting and consulting fees incurred during fiscal 2002 and a decrease in income tax benefits, offset by a higher gross margin from increased sales, and a reduction in litigation settlement costs.

     Basic and diluted loss per share for fiscal 2002 was $1.38 as compared to $1.09 in fiscal 2001. The weighted average number of common shares outstanding was 8,680,848 for fiscal 2002, as compared to 7,847,515 in the prior year. The increase in the weighted average number of shares outstanding is a result of the issuance of shares in May 2002 in connection with the settlement of the class action lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2003 Compared to Fiscal 2002

     We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.

     Working Capital - At August 2, 2003 and August 3, 2002, our working capital was approximately $13.6 million and $18.6 million, respectively. At such dates we had approximately $1.4 million and $0.9 million, respectively, in cash and cash equivalents. As of August 2, 2003 we had approximately $3.8 million of excess borrowing availability under our domestic revolving credit facility.

     As a result of the potential settlement of the DOD investigation, we have taken a temporary reduction of $0.5 million against our excess domestic borrowing availability under the Transamerica Facility. At this time, we do not expect these temporary reductions of borrowing availability to have a material detrimental impact on our ability to finance working capital requirements. However, there can be no assurance that the ultimate outcome of the DOD investigation matters will not differ materially from our estimates or the amount of the temporary reduction.

     In addition, as of August 2, 2003, our Villa subsidiary has an aggregate of approximately $6.7 million of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit using borrowing availability to finance operating activities at our U.S. subsidiaries.

     Cash Flows from Operating Activities – For the year ended August 2, 2003 the Company generated approximately $4.9 million of cash from operations, compared to a generation of $6.3 million in last year’s period. Contributing to this year’s cash generation were a decrease in trade receivables of approximately $3.8 million; a reduction in inventory of approximately $3.6 million; and collection of approximately $4.1 million in income tax receivable. This income tax receivable was the result of filing amended tax returns and carryback claims for fiscal 1997 through 2001 due to a change in the tax laws permitting loss carry backs of five years from two years.

     Cash Flows from Investing Activities - We continue to invest in capital equipment and improvements, principally for manufacturing operations, in order to improve our manufacturing capability and capacity. We have expended approximately $2.0 million in facility improvements and capital equipment for the year ended August 2, 2003, principally at the Power Conversion Group’s Valhalla facility related to the consolidation of the Hicksville product lines. In addition, our Villa subsidiary made improvements to its HVAC system. We anticipate fiscal 2004 capital expenditures will be lower than the expenditures in fiscal 2003 due to the completion of the facility consolidation work in Valhalla and the HVAC system in Italy during fiscal 2003.

     Cash Flows from Financing Activities - During fiscal 2003, we repaid a total of approximately $2.6 million of indebtedness on our domestic and Italian borrowings.

     The following table summarizes our contractual obligations, including debt and operating leases at August 2, 2003:

		Within	2-3	4-5	After 5
Obligations	Total(1)	1 Year	Years	Years	Years

Long-Term Debt Obligations	$2,895	$508	$1,037	$771	$579
Capital Lease Obligations	3,072	148	358	641	1,925
Subordinated Note	2,000	—	—	2,000	—
Operating Lease Obligations	1,873	959	897	17	—
	—	—	—	—	—
Total Contractual Cash Obligations	$9,840	$1,615	$2,292	$3,429	$2,504

(1)	In addition, as of August 2, 2003 we had approximately $6.2 million revolving credit debt in the U.S. and $0.2 million in Italy. The Italian credit facilities are generally renewed on a yearly basis and the Transamerica Facility matures in fiscal 2005. The maturity of the Transamerica Facility is subject to acceleration upon certain events of default as defined in the credit agreement, including uncured covenant defaults. Upon maturity, the Company anticipates refinancing any balances remaining on the U.S. facility.

     Credit Facility and Borrowing - The Company has a $10 million senior revolving credit agreement with Transamerica under the Transamerica Facility dated as of June 10, 2002. This facility has a term of three years and interest under this U.S. credit facility is at prime plus 3/4%, or at the Company’s option, at a rate tied to LIBOR. The interest rate on the revolving line of credit is 4.75% at August 2, 2003. The Transamerica Facility is subject to commitment fees of 3/8% on the daily unused portion of the facility, payable monthly. Under terms of the Transamerica Facility, interest is calculated based on the higher of the actual balance, or a floor revolving credit balance of $5 million. The Transamerica Facility is secured by substantially all of the Company’s accounts receivable, inventory, and fixed assets in the U.S. The terms of the Transamerica Facility require the Company to comply with various operational and financial covenants and place limitations on the Company’s ability to make capital expenditures and to pay dividends.

     In the fourth quarter of fiscal 2003, we breached the tangible net worth financial covenants contained in our Loan and Security Agreement, dated June 10, 2002, with Transamerica Business Capital Corporation (“Transamerica”), as amended (the “Transamerica Agreement”). In October 2003, we received a waiver of such default from Transamerica and signed a Third Amendment with Transamerica. This Third Amendment includes revisions to the tangible net worth financial covenant as well as adjustments to the other financial covenants. Previously, in the first quarter of fiscal 2003, the Company obtained a waiver of non-compliance with the adjusted earnings, adjusted U.S. earnings, senior debt ratio and fixed charge coverage ratio financial covenants contained in the Transamerica Facility. In December 2002, the Company signed a Second Amendment with Transamerica, which includes revisions of those covenants previously breached. For more discussion on the Transamerica Facility, see Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

     Our Villa subsidiary is a party to various short-term credit facilities with interest rates ranging from 6% to 14%. These facilities generally renew on a yearly basis and include overdraft, receivables and import export financing facilities.

     In addition, Villa a party to various medium-term commercial and Italian Government long-term loans. Medium term facilities have interest rates ranging from 3 to 6%, with principal payable semi-annually through maturity in March 2007, and interest payable quarterly. The Government long-term facilities have an interest rate of 3.4% with principal payable annually through September 2010. Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase. Villa is in compliance with all related financial covenants under these short and long-term financings.

     As of August 2, 2003, the Company has a minimum liability and corresponding debit in other comprehensive income to account for the unfunded status of its defined benefit plan, in accordance with SFAS No. 87. In accordance with SFAS No. 88, at the time of final settlement of the pension plan, the Company will recognize an expense to the statement of operations for the amount of such debit to other comprehensive income, adjusted for the difference between the cost to buy the annuities necessary to settle the pension obligation and the amount of the recorded net liability. The Company expects to settle this plan by the end of calendar year 2004, at which point it expects to recognize a related charge of approximately $0.5 million. At time of settlement, the Company estimates the cash disbursement to purchase the annuity will be approximately $0.2 million.

     During fiscal 2004 we intend to complete a registration statement with the SEC covering the issuance of one million shares of our common stock underlying warrants that were issued to certain shareholders in connection with the previous shareholder litigation. Prior to completing this amended registration statement and having it declared effective, we must satisfactorily respond to questions raised by the SEC in its review of the registration statement, and there can be no assurances that the SEC will declare the registration statement effective in fiscal 2004. Should the SEC declare this registration statement effective, shareholders would be able to exercise the warrants issued as part of the shareholder litigation settlement and purchase the Company’s common stock at a price of $2 per share. These warrants are also callable by the Company at a price of $0.25 per warrant, if the Common Stock trades at or above $4 per share for ten (10) consecutive days. We anticipate using any proceeds received from exercise of the warrants to pay down our Transamerica Facility.

     As described in Part I, Item 3, “Legal Proceedings” of this Annual Report, management had developed an estimate of the low end of the potential range of the financial impact of a potential comprehensive settlement with the DOD regarding an ongoing investigation of our RFI subsidiary. Accordingly, during the third quarter of fiscal 2003, we recorded a charge of $2.3 million, which represents our estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet as of August 2, 2003. In October 2003, based on discussions with the U.S. Government, the Company was advised that the U.S. Government is currently seeking approximately $5 million in the fines and restitution portion of any comprehensive settlement. The Company is continuing to negotiate with the U.S. Government regarding a comprehensive settlement, including the amount of such fines.

     It is possible that the DOD could seek a “debarment” or exclusion of the Company from doing business with U.S. Government entities for a period of time. Because management believes that it has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products to several critical defense programs, we are hopeful that our ability to service the governmental and defense sectors will not be interrupted as a result of the potential settlement. There can be no assurance that such a settlement will be reached and, even if such a settlement is reached that the ultimate fines and outcome of any settlement will not vary significantly from the Company’s original estimate and expectations. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on the Company’s financial condition, liquidity and operations.

     The Company’s newly elected Board of Directors has reviewed the “change in control” provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and its former Chief Executive Officer, Mr. Samuel E. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believes that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. If paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. In the event Mr. Park seeks to assert a claim for these payments, it is not possible to predict the outcome of any such claim; however, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future.

     The outcome of the elections at the Company’s Annual Meeting of Shareholders held on May 29, 2003 represents a change in control under change in control agreements between the Company and each of four other members of executive management. However, as each of these agreements contains “double-triggers” requiring the termination of the individual, no change in control payments are currently due to any such individuals.

     We anticipate that cash generated from operations and amounts available from credit facilities will be sufficient to satisfy our currently projected operating cash needs for at least the next twelve months, and for the foreseeable future. In the event the potential settlement of the DOD investigation is materially higher than anticipated we will consider all available alternatives. However, there is no assurance that any alternatives will be available to the Company on acceptable terms at such time.

Fiscal 2002 Compared To Fiscal 2001

     Working Capital – At August 3, 2002 and July 28, 2001, our working capital was approximately $18.6 million and $22.3 million, respectively. At such dates, we had approximately $895,000 and $1.4 million, respectively, in cash and cash equivalents. The decline in cash was principally in our U.S. operations. Until June 2002, because we were in default of our former credit facility and there was no ability to borrow any additional funds under that facility, we kept higher balances in cash and cash equivalents for working capital requirements. Since obtaining the Transamerica Facility, lower cash balances are required.

     We have achieved a substantial improvement in our working capital management during the last fiscal year. From the end of fiscal 2001 to the end of fiscal 2002, our inventory declined by approximately $6.6 million, while our sales increased 5.6%. Most of the improvement in inventory turnover was in our Power Conversion Group.

     Subordinated Note — In connection with our class action settlement, the Company issued a $2.0 million subordinated note in April 2002, (the “Subordinated Note”). The present value, computed at 12%, of the future principal and interest due under this Subordinated Note is $1.6 million as of August 3, 2002. The Subordinated Note is due in March 2007 and carries a nominal interest rate of 6%, which is payable at maturity.

     Capital Expenditures – In fiscal 2002, we expended approximately $1.2 million for capital equipment and $677,000 during fiscal 2001.

     Issuance of Shares and Warrants – In connection with our shareholder class action settlement, we issued common shares and warrants to purchase common shares to certain shareholders. The equity portion of the settlement in common shares totaled $9.8 million. The portion attributable to warrants of $1.7 million is reflected in Paid in Capital.

     In July 2001, when we first reached an agreement in principle to settle this litigation, the common shares portion of the settlement was initially valued at $3.8 million and warrants at $660,000. These shares and warrants were revalued at January 29, 2002 when the final court approval was received. The increase in value of the settlement securities of $7.1 million ($6.0 million common share value increase, $1.1 million warrant value increase) resulted in a non-cash charge in the third quarter of fiscal 2002. The common shares and warrants were issued and distributed in May 2002.

Effects of New Accounting Pronouncements

     SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued in April 2002. This pronouncement rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and changed the accounting treatment for capital lease modifications by amending SFAS No. 13, Accounting for Leases. This pronouncement also amends the existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such cost is incurred rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 does not impact previously recorded liabilities and, therefore, the initial adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No 5, 57 and 107 and Recession of FASB Interpretation No 34.” which, among other things, requires additional product warranty disclosures. The Company has provided the additional disclosure required in the Notes to the Company’s consolidated financial statements

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 was originally effective for interim periods beginning after June 15, 2003. In October 2003, the FASB deferred this effective date until interim or annual periods ending after December 15, 2003. Early adoption is permitted. The adoption of FIN 46 for these VIEs is not expected to have a material impact on the Company’s consolidated financial condition or results of operations. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. As of August 2, 2003, the Company did not own any such interests that required disclosure.

     SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees.” The Company’s practice in granting these awards to employees is to set the exercise price of the stock options equal to the market price of our underlying stock on the date of grant. Therefore under the intrinsic value method, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

     During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates that there will be no material effect on its consolidated financial statements upon the adoption of SFAS 150.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate and foreign currency exchange exposure.

Interest rate risk

     Our U.S. and foreign revolving credit facilities and certain of our Italian subsidiary’s long-term debt incur interest charges that fluctuate with changes in market interest rates. See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Based on the balances as of August 2, 2003, an increase of 1/2 of 1% in interest rates would increase interest expense by approximately $50,000 annually. There is no assurance that interest rates will increase or decrease over the next fiscal year. Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

Foreign currency risk

     The financial statements of Villa are denominated in Euros. Based on our historical results and expected future results, Villa accounts for approximately 30% to 45% of our total revenues, based in part on the rate at which Villa’s Euro denominated financial statements have been or will be converted into U.S. dollars. In addition, over the last 3 years, Villa has contributed positive operating income, as compared to our consolidated operating losses. Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings. A 10% decline in the value of the Euro in fiscal 2003, for example, would have reduced sales by approximately $2.7 million, and would have increased our consolidated operating loss by approximately $124,000 (due to the reduction in the U.S. dollar value of Villa’s operating income.)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

     The Company, under the supervision and with the participation of the Company’s management, including Walter F. Schneider, Chief Executive Officer and Thomas V. Gilboy, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, as of this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934, as amended Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls, during the Company’s fourth fiscal quarter ended August 2, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 for all directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

     The information required by this Item 11 with respect to executive compensation is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 with respect to security ownership of directors, executive officers and substantial stockholders is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 with respect to certain relationships and transactions between directors and executive officers and substantial stockholders of the Company with the Company is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as corrected by Release No 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements	Page Number

CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:
		Independent Auditors’ Report	F1
		Consolidated Balance Sheets as of August 2, 2003 and August 3, 2002	F2 - F3
Consolidated Statements of Operations for the Fiscal Years Ended
		August 2, 2003, August 3, 2002 and July 28, 2001	F4
Consolidated Statements of Cash Flows for the Fiscal Years Ended
		August 2, 2003, August 3, 2002 and July 28, 2001	F5
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended
		August 2, 2003, August 3, 2002 and July 28, 2001	F6 - F7
Notes to Consolidated Financial Statements for the Fiscal Years Ended
		August 2, 2003, August 3, 2002 and July 28, 2001	F8 - F31
	2.	Financial Statement Schedules
		Schedule II Valuation and Qualifying Accounts	F-32
	3.	Exhibits

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement (related to the acquisition of Villa Sistemi Medicali S.p.A.) dated as of December 28, 1999. Filed as Exhibit 2.1 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

3.1	Certificate of Incorporation dated October 25, 1954. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated January 26, 1957. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated July 12, 1960. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

Exhibit
Number	Description of Document

3.4	Certificate of Amendment of Certificate of Incorporation dated March 18, 1985. Filed as Exhibit 3.5 to Del Electronics Corp. Form 10-K for the year ended August 2, 1989 and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation dated January 19, 1989. Filed as Exhibit 4.5 to Del Electronics Corp. Form S-3 (No. 33-30446) filed August 10, 1989 and incorporated herein by reference.

3.6	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp., dated February 5, 1991. Filed with Del Electronics Corp. Proxy Statement dated January 22, 1991 and incorporated herein by reference.

3.7	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp. dated February 14, 1996. Filed as Exhibit 3.6 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

3.8	Certificate of Amendment of Certificate of Incorporation of Del Global Technologies Corp. dated February 13, 1997. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended February 1, 1997 and incorporated herein by reference.

3.9	Amended and Restated By-Laws of Del Global Technologies Corp. Filed as Exhibit 3.1 to Current Report on Form 8-K dated September 5, 2001 and incorporated herein by reference.

3.10	Amendment No. 1 to the Amended and Restated By-Laws of Del Global Technologies Corp. dated July 17, 2003. Filed as Exhibit 3.01 to Current Report on Form 8-K dated July 30, 2003 and incorporated herein by reference.

4.1	Intentionally Omitted.

4.2	Intentionally Omitted.

4.8	Warrant Certificate of Laurence Hirschhorn. Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.9	Warrant Certificate of Steven Anreder. Filed as Exhibit 4.2 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.10	Warrant Certificate of UBS Capital S.p.A. dated as of December 28, 1999. Filed as Exhibit 4 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.11*	Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000). Filed as Exhibit 4.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and

Exhibit
Number	Description of Document

incorporated herein by reference.

4.12*	Stock Purchase Plan. Filed as Exhibit 4.9 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

4.13*	Option Agreement, substantially in the form used in connection with options granted under the Plan. Filed as Exhibit 4.8 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

4.14*	Option Agreement dated as of December 28, 1999. Filed as Exhibit 4.2 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

4.15	Warrant Agreement substantially in the form used for 1,000,000 warrants issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002. Filed as Exhibit 10.12 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.1*	Intentionally Omitted.

10.2	Intentionally Omitted.

10.3	Intentionally Omitted.

10.4	Intentionally Omitted.

10.5	Intentionally Omitted.

10.6	Intentionally Omitted.

10.7	Lease Agreement dated April 7, 1992 between Messenger Realty Del Electronics Corp. Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.

10.8	Lease and Guaranty of Lease dated May 25, 1994 between Leshow Enterprises and Bertan High Voltage Corp. Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

10.9	Lease dated January 4, 1993 between Curto Reynolds Oelerich Inc. and Del Medical Imaging Corp. (formerly knows as Gendex-Del Medical Imaging Corp.). Filed as Exhibit 10.21 to the Del Global Technologies Corp. Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1997 and incorporated herein by reference.

Exhibit
Number	Description of Document

10.10	Loan and Security Agreement dated June 10, 2002, in the principal amount of $10,000,000, between Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

10.11	Subordinated Promissory Note substantially in the form used for a total principal amount of $2 million issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002. Filed as Exhibit 10.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.12	Intentionally Omitted.

10.13*	Executive Employment Agreement dated May 1, 2001, by and between Del Global Technologies Corp. and Samuel E. Park. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed on August 1, 2001 and incorporated herein by reference.

10.14*	Change of Control Agreement substantially in the form used by the Company for the current executive officers as named in Item 11, except for Samuel E. Park (see Exhibit 10.13). Filed as Exhibit 10.14 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.15	Extension and Modification Agreement (lease agreement) dated as of July 30, 2002 between Praedium II Valhalla LLC and Del Global Technologies Corp. Filed as Exhibit 10.15 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.16	Grant Decree No. 0213 between the Ministry of Industry, Trade and Handicrafts and Villa Sistemi Medicali S.p.A. dated September 6, 1995. Filed as Exhibit 10.16 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.17	Financial Property Lease Contract no. 21136 dated March 30, 2000 between ING Lease (Italia) S.p.A. and Villa Sistemi Medicali S.p.A. Filed as Exhibit 10.17 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.18	Declaration of Final Obligation between the Ministry of Productive Industry and Villa Sistemi Medicali S.p.A. dated May 6, 2002. Filed as Exhibit 10.18 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

Exhibit
Number	Description of Document

10.19	Private Contract between Banca Mediocredito S.p.A and Villa Sistemi Medicali S.p.A. dated November 4, 1998 in the principal amount of 3 billion Lire. Filed as Exhibit 10.19 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.20*	Change of Control Agreement as approved by the Board of Directors on October 24, 2002, substantially in the form used by its current executive officers (in the case of Walter F. Schneider, as amended pursuant to Exhibit 10.22 hereof). Filed as Exhibit 10.20 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.21	Waiver and First Amendment to Loan and Security Agreement dated as of November 1, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

10.22	Second Amendment to the Loan and Security Agreement dated December 17, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 10.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended November 2, 2002 and incorporated herein by reference.

10.23	Settlement Agreement and Release dated March 10, 2003 by and between Del Global Technologies Corp. and its affiliates, subsidiaries, present and former directors, officers, agents, accountants, attorneys, stockholders, predecessors and the agents and attorneys of its present and former directors, and Leonard A. Trugman and each of his heirs, administrators, liquidators, executors, successors, and assigns. Filed as Exhibit 10.22 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended February 1, 2003 and incorporated herein by reference.

10.24	Separation Agreement and General Release of Claims dated April 9, 2003, by and between James M. Tiernan and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Amendment to Current Report on Form 8-K/A filed on April 23, 2003 and incorporated herein by reference.

10.25	Separation Agreement and General Release of Claims dated April 9, 2003, by and between David Michael, David Michael & Co., P.C. and Del Global Technologies Corp. Filed as Exhibit 99.02 to Del Global Technologies Corp. Amendment to Current Report on Form 8-K/A filed on April 23, 2003 and incorporated herein by reference.

10.26	Form of Indemnification Agreement. Filed as Exhibit 10.22 to Del Global Technologies Corp. Amendment #1 to Registration Statement on Form S-1/A, filed on May 1, 2003 and incorporated herein by reference.

10.27	Amendment to Executive Employment Agreement dated May 28, 2003 by and between Del Global Technologies Corp. and Samuel E. Park. Filed as Exhibit 10.23 to Del Global Technologies Corp. quarterly report on Form 10-Q for the quarterly period ended May 3, 2003 and incorporated herein by reference.

10.28	Amendment dated October 10, 2003 to Change of Control Agreement for Walter F. Schneider (1).

10.29	Waiver and Third Amendment to the Loan and Security Agreement dated as of October 30, 2003, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation (1).

14.1	Del Global Technologies Corp. Code of Business Conduct and Ethics. Filed as an exhibit to the Del Global Technologies Corp. Definitive Proxy Statement on Schedule 14A filed on April 29, 2003 and incorporated herein by reference.

21	Subsidiaries of Del Global Technologies Corp. Filed as Exhibit 21 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

23.1	Consent of Deloitte & Touche LLP.(1)

31.1	Certification of Chief Executive Officer, Walter F. Schneider, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).

31.2	Certification of Chief Financial Officer, Thomas V. Gilboy, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).

32.1	Certification of the Chief Executive Officer, Walter F. Schneider, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

32.2	Certification of the Chief Financial Officer, Thomas V. Gilboy, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

*	Represents a management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(b)	Reports on Form 8-K -

     On June 9, 2003 Del Global Technologies Corp. filed a Current Report on Form 8-K reporting under Item 5, Other Events.

     On June 20, 2003 Del Global Technologies Corp. filed a Current Report on Form 8-K reporting under Item 5, Other Events.

     On June 25, 2003 Del Global Technologies Corp. filed a Current Report on Form 8-K reporting under Item 9, Information Furnished Pursuant to Item 12 of Form 8-K - Results of Operations and Financial Condition.

     On July 30, 2003, Del Global Technologies Corp. filed a Current Report on Form 8-K reporting under Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.

November 3, 2003	By:	/s/ Walter F. Schneider
Walter F. Schneider
Chief Executive Officer

November 3, 2003	By:	/s/ Thomas V. Gilboy
Thomas V. Gilboy
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne M. Hopgood Suzanne M. Hopgood	Director - Chairman	November 3, 2003

/s/ Wallace Barnes Wallace Barnes	Director	November 3, 2003

/s/ Gerald M. Czarnecki Gerald M. Czarnecki	Director	November 3, 2003

/s/ David W. Wright David W. Wright	Director	November 3, 2003

/s/ Edgar J. Smith, Jr. Edgar J. Smith, Jr.	Director	November 3, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of August 2, 2003 and August 3, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended August 2, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries at August 2, 2003 and August 3, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended August 2, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 3, 2003

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	August 2,	August 3,
	2003	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,381	$895
Marketable securities	—	45
Trade receivables (net of allowance for doubtful accounts of $1,232 and $1,127 for 2003 and 2002, respectively)	17,063	19,252
Inventory (net of allowance of $3,847 and $3,430 for 2003 and 2002, respectively)	18,448	20,956
Income tax receivable	—	3,992
Deferred income tax assets — current	2,591	2,590
Prepaid expenses and other current assets	730	1,644

Total current assets	40,213	49,374

NON-CURRENT ASSETS:
Refundable income taxes	55	148
Fixed assets, net	9,293	9,152
Deferred income tax assets — non-current	6,148	13,982
Goodwill	3,239	3,239
Other intangible assets, net	333	477
Other assets	1,211	1,325

Total non-current assets	20,279	28,323

TOTAL ASSETS	$60,492	$77,697

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except share data)

	August 2,	August 3,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term credit facilities	$6,446	$7,992
Current portion of long-term debt	655	792
Accounts payable – trade	8,990	10,127
Accrued liabilities	7,730	10,774
Litigation settlement reserves	2,553	685
Income taxes payable	241	356

Total current liabilities	26,615	30,726

NON-CURRENT LIABILITIES:
Long-term debt	5,312	5,114
Subordinated note	1,788	1,610
Other long-term liabilities	2,545	2,158

Total non-current liabilities	9,645	8,882

Total liabilities	36,260	39,608

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY	1,253	948

SHAREHOLDERS’ EQUITY:
Common stock — $.10 par value; authorized - 20,000,000 shares; issued – 10,976,081 shares at August 2, 2003 and August 3, 2002	1,097	1,097
Additional paid-in capital	63,682	63,547
Accumulated other comprehensive income (loss)	563	(229)
Accumulated deficit	(36,817)	(21,772)
Less common stock in treasury – 643,533 shares at August 2, 2003 and 628,566 at August 3, 2002	(5,546)	(5,502)

Total shareholders’ equity	22,979	37,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,492	$77,697

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share amounts)

	Fiscal years Ended
	August 2,	August 3,	July 28,
	2003	2002	2001

NET SALES	$98,619	$98,784	$93,443

COST OF SALES	77,496	79,648	74,994

GROSS MARGIN	21,123	19,136	18,449

Selling, general and administrative	21,933	21,254	16,838
Research and development	2,218	2,919	2,876
Litigation settlement costs	2,126	7,713	9,759
Facilities reorganization costs	788	1,292	822

Total operating expenses	27,065	33,178	30,295

OPERATING LOSS	(5,942)	(14,042)	(11,846)

Interest expense (net of interest income of $10, $449, and $164 in 2003, 2002 and 2001, respectively)	(1,388)	(1,198)	(1,308)
Other income	633	183	74

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(6,697)	(15,057)	(13,080)
INCOME TAX PROVISION (BENEFIT)	8,233	(3,242)	(4,938)

LOSS BEFORE MINORITY INTEREST	(14,930)	(11,815)	(8,142)

MINORITY INTEREST	115	197	379

NET LOSS	$(15,045)	$(12,012)	$(8,521)

NET LOSS PER BASIC AND DILUTED SHARE	$(1.45)	$(1.38)	$(1.09)

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	August 2,	August 3,	July 28,
CASH FLOWS FROM OPERATING ACTIVITIES	2003	2002	2001
Net loss	$(15,045)	$(12,012)	$(8,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	2,611	2,717	2,955
Deferred income tax provision (benefit)	7,950	(3,592)	(5,207)
Loss on sale of fixed assets	42	—	9
Non cash facilities reorganization charge	—	—	499
Loss (gain) on sale of marketable securities and investment	—	40	(82)
Non cash litigation settlement costs	—	7,050	5,929
Non cash pension cost	—	—	22
Non cash compensation expense	—	—	249
Imputed interest – subordinated note	177	91	—
Minority interest	115	197	379
Stock based compensation expense	135	150	150
Other	(29)	—	—
Changes in operating assets and liabilities:
Decrease (Increase) in trade receivables	3,783	1,079	(525)
Decrease in inventory	3,587	7,110	1,165
Decrease (Increase) in prepaid expenses and other current assets	1,018	(1,184)	835
Decrease (Increase) in other assets	216	(129)	(69)
Decrease (Increase) in income tax receivable	4,086	1,282	(488)
(Decrease) Increase in accounts payable – trade	(2,104)	1,558	(3,839)
(Decrease) Increase in accrued liabilities	(1,559)	2,087	2,274
(Decrease) in deferred compensation liability	—	(21)	(1,349)
(Decrease) Increase in income taxes payable	(126)	(137)	142
Increase (Decrease) in other long-term liabilities	84	(18)	(332)

Net cash provided by (used in) operating activities	4,941	6,268	(5,804)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets purchases	(1,971)	(1,150)	(677)
Proceeds from sale of marketable securities and investment	45	294	1,301

Net cash (used in) provided by investing activities	(1,926)	(856)	624

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	—	201	7,539
Repayment of bank borrowings	(2,630)	(5,848)	(1,734)
Stock repurchase	—	—	(108)
Debt and other issuance costs	—	(338)	—

Net cash (used in) provided by financing activities	(2,630)	(5,985)	5,697

EFFECT OF EXCHANGE RATE CHANGES ON CASH	101	66	(3)

CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE YEAR	486	(507)	514
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	895	1,402	888

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$1,381	$895	$1,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$999	$1,220	$1,229
Cash paid during the period for income taxes	429	361	488

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

				Obligation	Accumulated
	Common		Additional	to issue	Other Compre-
	Stock Issued		Paid-In	Shares &	hensive Income	Accumulated	Treasury Stock
	Shares	Amount	Capital	Warrants	(Loss)	Deficit	Shares	Amount	Total
BALANCE, JULY 30, 2000	8,557,951	$856	$52,139		$(189)	$(1,239)	629,437	$(5,505)	$46,062
Shares and warrants to be issued for litigation settlement				$4,410					4,410
Shares repurchased							11,500	(108)	(108)
Compensation cost of non-employee stock options and warrants issued			150						150
Stock option exercise reversal	(81,870)	(9)	(102)				(12,371)	111	—
Comprehensive Loss:
Net Loss						(8,521)			(8,521)
Foreign exchange					(202)				(202)

Total comprehensive loss									(8,723)

BALANCE, JULY 28, 2001	8,476,081	847	52,187	4,410	(391)	(9,760)	628,566	(5,502)	41,791
Settlement of class action lawsuit:
Issuance of stock	2,500,000	250	9,500	(3,750)					6,000
Issuance of warrants			1,710	(660)					1,050
Compensation cost of non-employee stock options and warrants issued			150						150
Comprehensive Loss:
Net Loss						(12,012)			(12,012)
Accumulated unfunded obligation for pension trust					(423)				(423)
Foreign exchange					585				585

Total compre- hensive loss									(11,850)

BALANCE, AUGUST 3, 2002	10,976,081	$1,097	$63,547	$—	$(229)	$(21,772)	628,566	$(5,502)	$37,141

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

				Obligation	Accumulated
	Common		Additional	to issue	Other Compre-
	Stock Issued		Paid-In	Shares &	hensive Income	Accumulated	Treasury Stock
	Shares	Amount	Capital	Warrants	(Loss)	Deficit	Shares	Amount	Total
BALANCE, AUGUST 3, 2002	10,976,081	$1,097	$63,547	$—	$(229)	$(21,772)	628,566	$(5,502)	$37,141
Shares received in legal settlement							14,967	(44)	(44)
Compensation cost of non-employee stock options and warrants issued			135						135
Comprehensive Loss:
Net Loss						(15,045)			(15,045)
Accumulated unfunded obligation for pension trust					16				16
Foreign exchange					776				776

Total comprehensive loss									(14,253)

BALANCE, AUGUST 2, 2003	10,976,081	$1,097	$63,682	$—	$563	$(36,817)	643,533	$(5,546)	$22,979

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business Activities - Del Global Technologies Corp. (“Del Global”) together with its subsidiaries (collectively, the “Company”), is engaged in two major lines of business: Medical Systems Group and Power Conversion Group. The Medical Systems Group segment designs, manufactures and markets imaging and diagnostic systems consisting of stationary and portable x-ray imaging systems, radiographic/fluoroscopic systems, mammography systems and dental systems. The Power Conversion Group segment designs, manufactures and markets proprietary precision power conversion and noise suppression subsystems and products for medical as well as critical industrial applications.

Principles of Consolidation - The consolidated financial statements are prepared on the accrual basis of accounting, which conforms to accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and include the accounts of Del Global and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, allowance for obsolete and excess inventory, realizability of deferred income tax assets, recoverability of intangibles and other long-lived assets, and future obligations associated with the Company’s litigation.

Accounting Period - The Company’s fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. The process of converting Italian statutory financial statements to U.S. GAAP added several days to the normal close cycle for our 80% owned subsidiary Villa Sistemi Medicali S.p.A. (“Villa”), and this delay would delay the Company’s consolidated reporting. Therefore the Company determined that starting in fiscal 2001, Villa’s reporting would be changed to a 1-month lag versus the Company’s 52/53 week fiscal year. Hence, Villa’s results are consolidated into Del Global’s consolidated financial statements based on a fiscal year that ends on June 30. As a result, the financial statements for fiscal 2001 include eleven months of Villa’s results, from August 2000 through and including June 2001, and twelve months in fiscal 2002 and 2003. The difference did not have a material impact on the consolidated financial statements.

Cash and Cash Equivalents - The Company considers highly liquid instruments readily convertible to known amounts of cash with original maturities of three months or less (measured from their acquisition date) to be cash equivalents.

Inventories - Inventories are stated at the lower of cost or market value. Cost is comprised of direct materials and, where applicable, direct labor costs and those overheads that have been incurred in transporting the inventories to their present location and condition. Engineering costs incurred to set up products to be manufactured for a customer purchase order are capitalized when the scope of the purchase order indicates that such costs are recoverable. Such costs are included in work-in-process inventory and amortized on a units shipped basis over the life of the customer order from the date of first shipment. Cost is calculated using the FIFO method. Market value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

Fixed Assets, Net - Fixed assets, net are stated at cost less accumulated depreciation and amortization. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income or loss. Depreciation is computed utilizing the straight-line method. The cost of leasehold improvements is amortized over the shorter of the useful life or the term of the lease.

Depreciable lives are generally as follows:

Description	Useful Lives

Buildings	25-33
Machinery and equipment	5-15
Furniture and fixtures	5-10
Transportation equipment	3-4
Computer and other equipment	3-7

Recoverability of Long-Lived Assets - The Company evaluates the carrying amounts of long-lived assets (including intangibles) to determine if events have occurred which would require modification to the carrying values. In evaluating carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows and business plans. In accordance with the provisions of SFAS 144, in the event that impairment has occurred, the fair value of the related asset is determined and the Company records a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

Deferred Financing Costs, Net - Financing costs, including fees, commission and legal expenses are capitalized and amortized on a straight line basis, which approximates the interest method, over the term or expected term of the relevant loan. Amortization of deferred financing costs is included in interest expense.

Goodwill - Goodwill represents the excess of the cost of acquisitions over the fair value of the identifiable assets acquired and liabilities assumed. Effective August 4, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under the provisions of SFAS No 142, the Company ceased all goodwill amortization effective August 4, 2002. Prior to the beginning of fiscal 2003, the Company followed the provisions of APB Opinion No 17, which required that goodwill, be amortized by systematic charges to income over the expected period of benefit. In accordance with this former standard goodwill was amortized on a straight line basis over 15 to 25 years.

The following table shows the Company’s fiscal 2003, 2002 and 2001 results as if SFAS 142 had been adopted at the beginning of each period presented:

	For fiscal years ended
	August 2, 2003	August 3, 2002	July 28, 2001
Net loss – as reported:	$(15,045)	$(12,012)	$(8,521)
Add: goodwill amortization, net of taxes	( -)	131	131

Net loss – as adjusted	$(15,045)	$(11,881)	$(8,390)

Loss per share — Basic and diluted
As reported	$(1.45)	$(1.38)	$(1.09)
Add goodwill amortization	-	.01	.02

As adjusted	$(1.45)	$(1.37)	$(1.07)

Other Intangibles, Net - Other intangible assets are the Company’s distribution network and non-compete agreements acquired with the purchase of certain assets of a subsidiary. Intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Accumulated amortization for other intangibles was $1,222 and $1,078 at August 2, 2003 and August 3, 2002, respectively. The cost of registering or renewing patents and trademarks are charged to the operations as incurred. In connection with the fiscal 2003 adoption of SFAS 142, the Company reviewed the useful life and classification of these assets and determined that they continue to be appropriate, and accordingly will continue to be amortized in future periods.

Revenue Recognition - The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product. The Company’s products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The Company has an FDA obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period. These repairs are billed to the customers at market rates.

The Company records shipping and handling fees billed to customers in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The EITF provides that shipping and handling fees billed to customers be reflected in net sales and requires additional disclosure if costs incurred for shipping and handling are not included in costs of sales. The amount of shipping and handling fees recorded as revenues was $465, $652, and $488 for fiscal years 2003, 2002 and 2001, respectively.

Research and Development Costs - Research and development costs are recognized as an expense in the period in which they are incurred.

Income Taxes - Deferred income tax assets and liabilities represents the effects of the differences between the income tax basis and financial reporting basis of assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized. Management provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.

Net Loss Per Share – Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Options to purchase common stock have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities and trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at August 2, 2003.

Stock-Based Compensation - The Company accounts for stock based employee compensation arrangements in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, between the fair value of the Company’s stock and the exercise price of the option. Options are generally granted at the fair market value at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instruments issued is the date on which the counter party’s performance is complete.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net loss and net loss per share for the fiscal years ended August 2, 2003, August 3, 2002, and July 28, 2001 would have been stated at the pro forma amounts indicated below:

	For fiscal years ended
	August 2, 2003	August 3, 2002	July 28, 2001
Net loss – as reported:	$(15,045)	$(12,012)	$(8,521)
Add: Total stock-based awards under fair value method	(644)	(538)	(606)

Pro forma net loss	$(15,689)	$(12,550)	$(9,127)

Loss per share — Basic and diluted
As reported	$(1.45)	$(1.38)	$(1.09)
Pro forma	$(1.52)	$(1.45)	$(1.16)
Weighted average number of shares outstanding	10,341,430	8,680,848	7,847,515

The fair value of the options used for the above proforma disclosures were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of seven years, volatility ranging from 40% to 90%, risk free interest rate from 5% to 6.8%, and no dividend yield.

Recent Accounting Pronouncements -

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections was issued in April 2002. This pronouncement rescinded SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and changed the accounting treatment for capital lease modifications by amending SFAS No. 13, Accounting for Leases. This pronouncement also amends the existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such cost is incurred rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 does not impact previously recorded liabilities and, therefore, the initial adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No 5, 57 and 107 and Recession of FASB Interpretation No 34.” which, among other things, requires additional product warranty disclosures.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 was originally effective for interim periods beginning after June 15, 2003. In October 2003, the FASB deferred this effective date until interim or annual periods ending after December 15, 2003. Early adoption is permitted. The adoption of FIN 46 for these VIEs is not expected to have a material impact on the Company’s consolidated financial condition or results of operations. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. As of August 2, 2003, the Company did not own any such interests that required disclosure.

SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees.” The Company’s practice in granting these awards to employees is to set the exercise price of the stock options equal to the market price of our underlying stock on the date of grant. Therefore under the intrinsic value method, no compensation expense is recognized in the Company’s Consolidated Statements of Operations.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company anticipates that there will be no material effect on its consolidated financial statements upon the adoption of SFAS 150.

Reclassifications - Certain prior year’s amounts have been reclassified to conform to the current year presentation.

2.	INVENTORY

Inventory consists of the following:
	August 2, 2003	August 3, 2002
Raw materials and purchased parts	$15,161	$15,113
Work-in-process	3,757	4,828
Finished goods	3,377	4,445

	22,295	24,386
Less: allowance for obsolete and excess inventory	(3,847)	(3,430)

Total inventory, net	$18,448	$20,956

The Company has pledged all of its inventories in the U.S. having a carrying amount of approximately $11,391 and $14,530 at August 2, 2003 and August 3, 2002, respectively, to secure its credit facility with its lender.

3.	FIXED ASSETS

Fixed assets consist of the following:

	August 2, 2003	August 3, 2002
Land	$694	$694
Buildings	5,772	5,255
Machinery and equipment	14,413	13,954
Furniture and fixtures	1,814	1,522
Leasehold improvements	2,353	1,686
Transportation equipment	63	44
Computers and other equipment	4,075	3,798

	29,184	26,953
Less: accumulated depreciation and amortization	(19,891)	(17,801)

Fixed assets, net	$9,293	$9,152

The Company has pledged all of its fixed assets in the U.S. having a carrying amount of approximately $4,657 and $5,089 at August 2, 2003 and August 3, 2002, respectively, to secure its credit facility with its lender.

Depreciation expense for fiscal 2003, 2002, and 2001 was $2,467, $2,289, and $2,392, respectively.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective August 4, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective August 4, 2002. Recorded goodwill was tested for impairment by comparing the fair value to the carrying value for reporting units within the Power Conversion Group and for the Medical Systems Group. Fair value was determined using a discounted cash flow method as well as a review of valuation parameters for comparable publicly traded companies. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. Based on the initial impairment test and an update to the discounted cash flow analysis conducted during the fourth quarter of fiscal 2003, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses. In connection with the adoption of SFAS 142, the Company reviewed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. These identifiable assets were acquired in connection with business combinations prior to July 1, 2001. The components of our amortizable intangible assets are as follows:

	August 2, 2003		August 3, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Non-Compete Agreements	$902	$738	$902	$659

Distribution Network	653	484	653	419

Total	$1,555	$1,222	$1,555	$1,078

Amortization expense for intangible assets during fiscal 2003, 2002 and 2001 was $144, $188, and $168 respectively. Estimated amortization expense for fiscal 2004 and the five succeeding fiscal years is as follows:

2004	$144
2005	144
2006	45
2007	—
2008	—
2009	—

There are no components of intangible assets that have an indefinite life. There were no changes in goodwill balances during fiscal 2003, and 2002, except for amortization of goodwill in fiscal 2002.

5.	PRODUCT WARRANTIES

The Company’s products are covered primarily by one-year warranty plans and in some cases optional extended contracts may be offered covering products for periods up to five years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.

During fiscal 2003 the Company incurred payments of $881 related to warranty claims submitted during the year and accrued $925 related to product warranties issued during fiscal 2003. The liability related to warranties is included in Accrued expenses on the accompanying Consolidated Balance Sheets and is $670 and $626 at August 2, 2003 and August 3, 2002, respectively.

6.	SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

	August 2, 2003	August 3, 2002
Revolving lines of credit:
Domestic	$6,246	$6,943
Foreign	200	1,049

	$6,446	$7,992

The US credit facility is for $10 million, and for a term of 3 years from June 2002. Interest under the US credit facility is based on the prime rate, or at the Company’s option, at a rate tied to LIBOR. Borrowing availability under the US facility is formula based, and dependent on the collateral value of the Company’s eligible domestic accounts receivable and inventory. The interest rate on prime based revolving line of credit borrowings is at prime plus 0.75%, which was 4.75% at August 2, 2003 and 5.5% at August 3, 2002. The credit facility is subject to commitment fees of 3/8% on the daily-unused portion of the facility, payable monthly. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.

The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, fixed assets, and intellectual property in the US. The Company incurred $338 in legal and other fees associated with obtaining this new credit facility. These costs were recorded as deferred charges, and because the Company anticipates that it will replace this credit facility prior to maturity, these costs are being amortized over a two year period.

Under the terms of the US credit facility, the Company is required to comply with various operational and financial covenants, as defined, including (i) minimum earnings levels as defined, (ii) fixed charge coverage ratio, (iii) debt to earnings ratio and (iv) minimum tangible net worth. In addition, the facility places limitations on the Company’s ability to make capital expenditures and to pay dividends.

In the first quarter of fiscal 2003, the Company obtained a waiver of non-compliance with the adjusted earnings, adjusted US earnings, senior debt ratio and fixed charge coverage ratio financial covenants contained in the US credit facility. In December 2002, the Company signed a Second Amendment with the lender, which includes revisions of those covenants previously breached.

As of August 2, 2003, the Company was not in compliance with the tangible net worth financial covenant, as amended, in its U.S. credit facility. In October of 2003, the Company obtained a waiver of non-compliance of this covenant, and signed a Third Amendment with Transamerica, which includes revisions of the tangible net worth covenant, and revisions to the adjusted earnings and adjusted U.S. earnings covenants for the future.

In addition to the domestic credit facilities discussed above, the Company has certain short-term credit facilities at its Villa subsidiary, with interest rates ranging from 5.5% to 13.8%. The total amount outstanding on the Villa short-term credit facilities at August 2, 2003 and August 3, 2002 was $200 and $1,049 respectively.

Long-Term Debt - Long-term debt was comprised of the following:

	August 2, 2003	August 3, 2002	Interest Rate
Italian subsidiary’s total long-term debt:
Capital lease obligation	$3,072	$2,736	2.4%
Medium-term credit facilities with commercial institutions	1,188	1,273	Euribor + 1.0%
Italian Government long-term loans	1,707	1,659	3.4%

	5,967	5,668
U.S. subsidiary long-term debt	—	238

	5,967	5,906
Less: current portion	(655)	(792)

Long-term debt	$5,312	$5,114

The variable interest rate at August 2, 2003 and August 3, 2002 on the medium-term credit facility, based on the formula Euribor + 1%, was 3.7% and 4.4%, respectively.

The principal of the medium-term credit facility is payable on a semi-annual basis and interest payments are due on a quarterly basis. Payments are due from September 2002 until March 2007. Payments relating to the two Italian Government long-term loans are due annually from February 2003 until February 2010, and from September 2003 until September 2010, respectively.

Subordinated Note - In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of a $2,000 subordinated note that was issued in April 2002 and matures in March 2007. The subordinated note does not pay interest currently, but accrues interest at 6% per annum, and was recorded at issuance at a discounted present value of $1,519. The balance at August 2, 2003 was $ 1,788.

The Company is obligated to make principal payments under its long-term debt, subordinated note (“Debt”) and capital lease as follows:

		Capital
Fiscal Year Ending	Debt	Lease	Total
2004	$508	$350
2005	515	350
2005	522	381
2007	2,318	473
2008	241	473
2009 and beyond	579	1,301
Purchase option	—	891

Total payments	4,683	4,219
Less: amount representing interest	—	(1,147)

Total	$4,683	$3,072	$7,755

7.	EMPLOYEE BENEFITS

The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company. No contributions were authorized for fiscal year ended 2003, 2002 or 2001.

The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. Effective February 2003, the Company started matching employee contributions at a 50% rate up to a maximum of 2% of annual salary, and recorded a related expense of $126 for fiscal 2003.

The Company also has a defined benefit Plan, which was frozen effective February 1, 1986. As of August 2, 2003, the Company has a minimum liability and corresponding debit in other comprehensive income to account for the unfunded status of its defined benefit plan, in accordance with SFAS No. 87. In accordance with SFAS No. 88, at the time of final settlement of the pension plan, the Company will recognize an expense to the statement of operations for the amount of such debit to other comprehensive income, adjusted for the difference between the cost to settle the pension obligations and the amount of the recorded net liability. The Company plans to settle this plan by the end of calendar year 2004, at which point it expects to recognize a related charge of approximately $500. At time of settlement, the Company estimates the required cash disbursement to close out the trust and transfer assets to the participants will be approximately $200.

In addition the Company’s Villa subsidiary, located in Italy, provides for employee termination indemnities. Villa has established a reserve, representing the liability for indemnities payable upon termination of employment, accrued in accordance with labor laws and labor agreements in force. This liability is subject to annual revaluation using the officially-established indices. The liability for these indemnities is carried in Other long-term liabilities on the accompanying Consolidated Balance Sheets and was $2,207 and $1,820 at August 2, 2003 and August 3, 2002, respectively. Provisions for employee termination indemnities were $364, $256 and $204 for Fiscal years 2003, 2002 and 2001, respectively.

8.	SEGMENT REPORTING

The Company has three reportable segments; the Medical Systems Group, the Power Conversion Group and Other. The segment Other includes unallocated corporate costs and litigation settlement costs. For each fiscal year presented herein, corporate costs (which include certain shared services) were allocated to domestic subsidiaries on the basis of a percentage of each unit’s annual sales. Corporate costs were allocated at a fixed dollar amount to the international subsidiary based upon an intercompany management services agreement. The percentages and the dollar amounts used to allocate actual corporate costs are based on management’s estimate of the benefits received by each operating segment from corporate activities and shared services.

Operating segments are defined as components of an enterprise, about which separate financial information is available which is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is comprised of the Chief Executive Officer and the senior executives of the Company’s operating segments. The Company evaluates its operating segments based on operating income or loss.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

On November 1, 2002, the Company changed its presentation of the segments from two to three and according to the provisions of SFAS No. 131, it has restated the corresponding information for earlier periods, as presented below.

Selected financial data of these segments are as follows:

	Medical	Power
Fiscal Year Ended	Systems	Conversion
August 2, 2003	Group	Group	Other	Total
Net sales to external customers	$56,100	$42,519	$—	$98,619
Cost of sales	43,929	33,567	—	77,496

Gross margin	12,171	8,952	—	21,123

Selling, general and administrative	9,609	7,829	4,495	21,933
Research and development	1,583	635	—	2,218
Litigation settlement costs	—	2,347	(221)	2,126
Facilities reorganization costs	—	660	128	788

Total operating expenses	11,192	11,471	4,402	27,065

Operating income (loss)	$979	$(2,519)	$(4,402)	(5,942)

Interest expense				(1,388)
Other income				633

Loss before income taxes and minority interest				$(6,697)

Depreciation	$897	$1,570	$—	$2,467
Amortization	65	79	—	144
Segment assets	31,440	20,259	8,793	60,492
Expenditures for segment assets	740	1,231	—	1,971

Inter-segment sales were $785 for fiscal year ended August 2, 2003. Approximately $21,209 of Medical Systems Group assets are located in Italy.

	Medical	Power
Fiscal Year Ended	Systems	Conversion
August 3, 2002	Group	Group	Other	Total
Net sales to external customers	$55,014	$43,770	$—	$98,784
Cost of sales	42,707	36,941	—	79,648

Gross margin	12,307	6,829	—	19,136

Selling, general and administrative	8,305	8,555	4,394	21,254
Research and development	1,407	1,512	—	2,919
Litigation settlement costs	—	50	7,663	7,713
Facilities reorganization costs	—	1,292	—	1,292

Total operating expenses	9,712	11,409	12,057	33,178

Operating income (loss)	$2,595	$(4,580)	$(12,057)	(14,042)

Interest expense				(1,198)
Other income				183

Loss before income tax benefit and minority interest				$(15,057)

Depreciation	$657	$1,632	$—	$2,289
Amortization	276	152	—	428
Segment assets	32,038	24,946	20,713	77,697
Expenditures for segment assets	574	576	—	1,150

Inter-segment sales were $359 for fiscal year ended August 3, 2002. Approximately $21,565 of Medical Systems Group assets are located in Italy.

	Medical	Power
Fiscal Year Ended	Systems	Conversion
July 28, 2001	Group	Group	Other	Total
Net sales to external customers	$46,825	$46,618	$—	$93,443
Cost of sales	37,764	37,230	—	74,994

Gross margin	9,061	9,388	—	18,449

Selling, general and administrative	7,101	8,915	822	16,838
Research and development	1,552	1,324	—	2,876
Litigation settlement costs	—	—	9,759	9,759
Facilities reorganization costs	52	770	—	822

Total operating expenses	8,705	11,009	10,581	30,295

Operating income (loss)	$356	$(1,621)	$(10,581)	(11,846)

Interest expense				(1,308)
Other income				(74)

Loss before income tax benefit and minority interest				$(13,080)

Depreciation	$568	$1,824	$—	$2,392
Amortization	256	307	—	563
Segment assets	30,603	32,786	18,269	81,658
Expenditures for segment assets	485	192	—	677

Inter-segment sales were $33 for fiscal year ended July 28, 2001. Approximately $19,502 of Medical Systems Group assets are located in Italy.

Major Customers and Export Sales - During fiscal years ended 2003, 2002 and 2001, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Export sales were 30%, 34% and 26% of the Company’s consolidated net sales in fiscal years ended August 2, 2003, August 3, 2002 and July 28, 2001, respectively. Net sales by geographic areas were:

	August 2, 2003		August 3, 2002		July 28, 2001
United States / Canada	$69,221	70%	$64,846	66%	$69,516	74%
Europe	21,532	22%	20,723	21%	17,900	19%
Far East	4,727	5%	5,747	6%	2,765	3%
Mexico, Central and South America	1,389	1%	3,392	3%	1,444	2%
Africa, Middle East and Australia	1,750	2%	4,076	4%	1,818	2%

	$98,619	100%	$98,784	100%	$93,443	100%

Revenues are attributable to geographic areas based on the location of the customers.

9.	SHAREHOLDERS’ EQUITY

Comprehensive Income (Loss) – The components of comprehensive income (loss) are as follows:

		Accumulated
	Foreign currency	unfunded
	translation	obligation for
	gains/(losses)	pension trust	Total
Balance as of July 30, 2000	$(167)	$(22)	$(189)
Net change	(202)	—	(202)

Balance as of July 28, 2001	(369)	(22)	(391)
Net change	585	(423)	162

Balance as of August 3, 2002	216	(445)	(229)
Net change	776	16	792

Balance as of August 2, 2003	$992	$(429)	$563

Stock Buy-Back Program - In September 2000, the Board of Directors approved an additional repurchase of $3,000 of the Company’s common stock bringing the total authorized to $7,500. The Company has not purchased any shares under this program since fiscal 2001, when 11,500 shares were purchased for $108. As of August 2, 2003, 489,806 shares had been purchased by the Company for $4,502 under this Stock Buy-Back Program.

Stock Option Plan and Warrants - The Company has a stock option plan under which a total of 3,874,293 options to purchase common stock may be granted. Substantially all of the options granted under this Plan provide for graded vesting and vest generally at a rate of 25% per year beginning one year from the date of grant, expiring ten to fifteen years from the date they are granted. The option price per share is determined by the Board of Directors, but cannot be less than 85 percent of fair market value of a share at the date of grant. All options to date have been granted at the fair market value of the Company’s stock at the date of grant. No options can be granted under this plan subsequent to December 31, 2009.

In December 2000, the Company’s Board of Directors approved the rescission of 81,870 shares previously exercised by one of its members. The transaction has been reflected in the consolidated statements of shareholders’ equity. Shares originally used to exercise the option recorded as treasury have also been adjusted and reflected in the consolidated statements of shareholders’ equity. The Company recorded an expense in connection with the rescission, and deferred tax assets were adjusted accordingly for the previous tax benefit recognized.

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

Option Activity

The following stock option information is as of:

	August 2, 2003		August 3, 2002		July 28, 2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Granted and outstanding, beginning of year	1,990,055	$3.45	1,825,055	$3.62	1,503,683	$5.88
Granted	275,000	2.81	165,000	1.65	936,870	1.46
Exercised	—	—	—	—	—	—
Cancelled and forfeited	(148,240)	5.86	—	—	(615,498)	6.13

Outstanding at end of year	2,116,815	3.12	1,990,055	3.45	1,825,055	3.62

Exercisable at end of year	1,661,289	3.43	1,471,779	3.81	1,064,935	4.21

		Pct of		Pct of		Pct of
		Shares		Shares		Shares
	Shares	Granted	Shares	Granted	Shares	Granted
Granted to officers	125,000	45%	155,000	94%	310,000	33%

As of August 2, 2003 the distribution of stock option exercise prices is as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Shares	Exercise
Price Range	Option Shares	Price	Life (Years)	Exercisable	Price
$1.00–$3.34	1,398,958	$1.30	8.2	1,023,955	$1.35
$4.00–$6.60	313,255	4.85	4.8	272,007	4.98
$7.00–$7.94	240,175	7.51	11.1	212,025	7.46
$8.00–$10.00	164,427	8.93	9.8	153,302	8.95

	2,116,815	$3.12		1,661,289	$3.43

At August 2, 2003 and August 3, 2002 there were outstanding warrants of 1,065,000. Of these warrants, 1,000,000 were granted to the Company’s shareholders as part of litigation settlement in fiscal 2002, 50,000 were granted to the former majority shareholder of Villa in connection with the acquisition of Villa, and 15,000 were granted to consultants for services rendered.

As of August 2, 2003 the distribution of warrants is as follows:

Exercise	Number of	Expiration
Price	Warrants	Date
$7.94	50,000	December 2005
$7.69	15,000	October 2004
$2.00	1,000,000	March 2008

	1,065,000

An expense has been recognized for the fair value of options and warrants granted to such non-employees in the amounts of $135, $150 and $150 for fiscal years ended 2003, 2002, and 2001, respectively. An expense of $1,050 and $660 has been recognized during the fiscal years ended 2002 and 2001, respectively, as litigation settlement cost for the fair value of warrants granted to the Company’s shareholders as part of the litigation settlement.

10.	LOSS PER SHARE

	For fiscal years ended
	August 2, 2003	August 3, 2002	July 28, 2001
Numerator:
Net loss	$(15,045)	$(12,012)	$(8,521)

Denominator:
Denominator for basic loss per share:
Weighted average shares outstanding	10,341,430	8,680,848	7,847,515
Effect of dilutive securities	—	—	—

Denominator for diluted loss per share	10,341,430	8,680,848	7,847,515

Loss per basic and diluted common share	$(1.45)	$(1.38)	$(1.09)

Common shares outstanding for the years ended August 2, 2003, August 3, 2002, and July 28, 2001 were reduced by 643,533, 628,566 and 628,566 shares of treasury stock, respectively.

The computation of diluted shares outstanding does not include the effect of the assumed conversion of 2,116,815, 1,990,055, and 1,825,055 employee stock options and 1,065,000, 1,065,000 and 65,000 warrants to purchase company common stock, outstanding as of August 2, 2003, August 3, 2002 and July 28, 2001, respectively, because the effect of their assumed conversion would be anti-dilutive.

11.	INCOME TAXES

The Company’s consolidated loss before income tax benefit and minority interest for fiscal years 2003, 2002 and 2001 of $6,697, $15,057, and $13,080, respectively, reflects a U.S. pre-tax loss of $7,498, $17,645, and $14,565, respectively, offset by foreign pre-tax net income of $801, $2,588, and $1,485 for fiscal years 2003, 2002, and 2001, respectively.

Provision (Benefit) for income taxes consists of the following:

	For fiscal years ended
	August 2, 2003	August 3, 2002	July 28, 2001
Current Tax Expense:
Foreign	$304	$550	$269
Deferred (Benefit):
Federal	6,938	(4,303)	(4,325)
State and local	1,045	(259)	(798)
Foreign	(54)	770	(84)

Net Provision (Benefit)	$8,233	$(3,242)	$(4,938)

The following is a reconciliation of the statutory Federal and effective income tax rates:

	For fiscal years ended
	August 2, 2003	August 3, 2002	July 28, 2001
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%	(34.0)%
State Tax (Benefit), less Federal tax effect	10.3%	(4.7)%	(4.0)%
Foreign	.3%	2.9%	1.4%
Valuation Allowance	135.5%	—	—
IRS Audit Adjustments	—	12.7%	—
Fines & Penalties	9.1%	—	—
Other	1.7%	1.6%	(1.5)%

Effective tax rate	122.9%	(21.5)%	(38.1)%

Deferred income tax assets (liabilities) are comprised of the following:

	August 2, 2003	August 3, 2002
Deferred income tax assets:
Federal net operating loss carryforward	$13,163	$10,679
Foreign deferred tax assets	836	702
State tax credits and operating loss carryforward	2,216	2,317
Reserve for inventory obsolescence	1,164	900
Allowances and reserves not currently deductible	1,381	1,475
Amortization	153	445
Defined benefit pension	60	71

Gross deferred income tax assets	18,973	16,589

Deferred income tax liabilities:
Other	(168)	(17)

Gross deferred income tax liabilities	(168)	(17)
Less: valuation allowance	(10,066)	—

Net deferred income tax assets	$8,739	$16,572

Deferred income tax assets are recorded in the consolidated balance sheets as follows:

	August 2, 2003	August 3, 2002
Deferred tax assets – current	$2,591	$2,590
Deferred tax assets — non-current	6,148	13,982

	$8,739	$16,572

Deferred Income Tax Asset

Deferred income tax assets and liabilities represent the effects of the differences between the income tax basis and financial reporting basis of the assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized.

The Company reevaluated its deferred tax assets in March and again in October 2003. Due to current results being lower than originally anticipated, and uncertainty about near term economic conditions, management concluded it was not prudent to place reliability on the forecast component of the analyses as it had in the past. Based on these analyses, management concluded it was prudent to establish a valuation allowance of $7,967 against long-term deferred tax assets created prior to fiscal 2003.

This valuation allowance was computed by considering the amount of future U.S. taxable income expected over the net operating loss carry forward period, considering recent performance and other specific actions the Company has taken to improve profitability. The valuation allowance recorded is the estimate of the amount of deferred tax assets that more likely than not will not be realized.

Likewise, a valuation allowance of $2,099 was also established offsetting the current year tax benefits that arose from the current year’s operating losses. As result of these allowances recorded during fiscal 2003, the net deferred income tax asset was reduced from $16,572 at August 3, 2002 to $8,739 at August 2, 2003, with $2,591 classified as a current asset, and the balance of $6,148 as a long-term asset. No assurances can be given that the Company’s results of operations will generate profits in the future.

At August 2, 2003, for income tax purposes, the Company had Federal net operating loss carryforwards of approximately $38,714, state net operating loss carryforwards of $31,206 which will expire in 2020 through 2023.

For foreign tax purposes, the Company’s Italian subsidiary has net operating loss carryforwards of approximately $267, which will expire in 2004.

Refundable income taxes were $3,992 at August 3, 2002, representing refunds expected from federal and state government agencies upon filing the applicable amended tax returns for the fiscal years 1997, 1998, 1999 and 2000, as well as tax returns for fiscal 2001. Said refunds were collected during the first quarter of fiscal 2003.

12.	COMMITMENTS AND CONTINGENCIES

a.
Securities and Exchange Commission (“SEC”) Investigation - On December 11, 2000, the Division of Enforcement of the SEC issued the SEC Order, designating SEC officers to take testimony and requiring the production of certain documents, in connection with matters giving rise to the need to restate the Company’s previously issued financial statements. The Company has provided numerous documents to and continues to cooperate fully with the SEC staff.

The Company has reached an agreement in principle with the Staff of the SEC for a settlement of the SEC’s claims against the Company that will include a penalty of up to $400 and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. The proposed settlement may be subject to, among other things, any necessary future restatement of historical financial statements for the Company, or other material adjustments. Management is not aware of any restatements or adjustments required with respect to financial statements filed with the SEC since April 2002. In addition, the proposed settlement will require approval by the SEC and by the appropriate US District Court. The Company can give no assurance that this proposed settlement will be approved by either the SEC or the appropriate US District Court, or that the terms will not be changed.

Although the Company has not reached a binding agreement with the SEC on this settlement proposal, management believes that this agreement in principle is a reasonable basis on which it can now estimate the financial impact of this SEC investigation. As a result, the Company recorded a charge of $685 in the fourth quarter of fiscal 2002 related to the agreement in principle with the SEC staff, which includes associated legal costs. If the Company is not able to reach an acceptable settlement with the SEC, the Company may incur substantial additional penalties and fines.

b.
Department of Defense (“DOD”) Investigation - On March 8, 2002, RFI, a subsidiary of the Company and part of the Power Conversion Group segment, was served with a subpoena by the US Attorney Eastern District of New York in connection with an investigation by the DOD. RFI supplies noise suppression filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI’s Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

In June 2003, the Company was advised that the US Government is willing to enter into negotiations regarding a comprehensive settlement of this investigation. Management believes that a potential comprehensive settlement will include the Company’s pleading guilty to certain criminal charges, and agreeing to pay certain fines and restitution to the Government in an amount which could be material to the Company. Prior to the preliminary discussions with the US Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company’s legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company’s capital resources, management then developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2,347 which represents its estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in Litigation settlement reserves on the accompanying consolidated balance sheet as of August 2, 2003. In October 2003, based on discussions with the U. S. Government, the Company was advised that the U.S. Government is currently seeking up to approximately $5 million in the fines and restitution portion of any comprehensive settlement. The Company is continuing to negotiate with the U.S. Government regarding a comprehensive settlement, including the amount of such fines.

The Company believes that any settlement could cause the DOD to seek to limit the ability of the Company to do business with US Government entities. Such limitations could include seeking a “debarment” or exclusion from doing business with US Government entities for a period of time. Because management believes that it has been responsive in addressing the problems that affected RFI in the past, and RFI is the sole source provider of certain products, the Company is hopeful that as a result of the potential settlement, its ability to service the governmental and defense sectors of its business will not be interrupted.

There can be no assurance that such a settlement will be reached and, even if reached, that the ultimate fines and outcome of any settlement will not vary significantly from the fines and restitution included in the $2,347 charge recognized in the third quarter of fiscal 2003. This charge recorded in the third quarter represented the Company’s original estimate of its minimum liability. The Company has not recorded an additional charge as a result of the $5,000 requested by the US Government. In addition, such a settlement, even on the most favorable terms, may have a material adverse impact on the Company’s financial condition, liquidity and operations.

c.
ERISA Matters - During the year ended July 28, 2001, management of the Company concluded that violations of the Employee Retirement Income Security Act, (“ERISA”) existed relating to a defined benefit Plan for which accrual of benefits had been frozen as of February 1, 1986. The violations related to excess concentrations of the Common Stock of the Company in the Plan assets. In July 2001, management of the Company decided to terminate this Plan, subject to having available funds to finance the plan in accordance with rules and regulations relating to terminating pension plans. This plan has not been terminated yet, but the Company plans to start the process of terminating this plan in fiscal 2004.

d.
Employment Matters - The Company had an employment agreement with a former Chief Executive Officer (“CEO”) through July 2005. The agreement provided a minimum base salary, deferred compensation and bonuses, as defined. The Company accrued deferred compensation at a rate of 5% of pretax income with a minimum of $100 and a maximum of $125. In the third quarter of fiscal 2001, the employment of this former CEO was terminated. In February 2002, the Company filed a lawsuit against this former CEO alleging fraudulent and other wrongful acts, including securities law violations, fraudulent accounting practices, breaches of fiduciary duties, insider trading violations and corporate mismanagement. The complaint sought damages in excess of $15 million.

This former CEO answered the Company’s complaint, and counterclaimed for damages based on the termination of his employment by the Company.

In March of 2003, the Company and this former CEO reached a settlement of these lawsuits. Under the terms of the settlement and mutual release, this former CEO paid the Company $400 in cash and transferred to the Company 14,967 shares of Company common stock, valued at approximately $44 as of March 7, 2003. The Company recognized the effect of this settlement in the third quarter of Fiscal 2003, offset by associated legal cost incurred during that quarter.

The Company had an employment agreement with Mr. Samuel Park, the previous CEO, for the period May 1, 2001 to April 30, 2004. The terms of this agreement provided a base salary, bonuses and deferred compensation. The bonus provided by this agreement was based on a percentage of the base salary, if certain performance goals established by the board were achieved. In addition, the employment agreement provided for certain payments in the event of death, disability or change in the control of the Company.

On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company expects to record a charge of approximately $200 during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

In addition, the Company’s newly elected Board of Directors had previously reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believes that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park's counsel demanding payment of certain sums and other consideration pursuant to the Company's employment agreement with Mr. Park, including these change of control payments. If paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. In the event Mr. Park seeks to assert a claim for these payments, it is not possible to predict the outcome of any such claim.

e.
Indemnification Legal Expenses – Pursuant to indemnification and undertaking agreements with certain former officers, directors and employees, the Company has advanced legal expenses in connection with the Company’s previously reported accounting irregularities shareholder litigation and governmental enforcement actions. During fiscal 2003, the Company spent approximately $310 in the advancement of legal expenses pursuant to these agreements. Management is unable to estimate at this time the amount of legal fees that the Company may have to pay in the future related to these matters. Further, there can be no assurance that those to whom we have been advancing expenses will have the financial means to repay the Company pursuant to undertaking agreements that they executed, if it is later determined that such individuals were not entitled to be indemnified.

f.
Lease Commitments - The Company leases facilities for its corporate offices and manufacturing operations with expiration dates ranging from 2004 through 2008. In addition, the Company has various office equipment and auto leases accounted for as operating leases. The future minimum annual lease commitments as of August 2, 2003 are as follows:

Fiscal Years	Amount

2004	$959
2005	588
2006	309
2007	14
2008	3

Total	$1,873

Rent expense for fiscal 2003, 2002, and 2001 was $1,229, $1,412, and $1,241, respectively.

g.
Other Legal Matters - On October 6, 2003, Carmelo Giuseppe Ammendola, a minority shareholder of Villa, served a summons on Villa in the Civil Court of Milan, Italy, challenging the terms of certain related party transactions between Villa and the Company relating to intercompany pricing and a management fee. Villa is vigorously defending against this claim, believes that there is no merit to the case, and that Villa has meritorious defenses. Although there can be no assurances, management believes that the impact of this action will not have a material adverse effect on the financial position or results of operations of either Villa or the Company.

In addition, the Company is a defendant in several other legal actions arising from normal course of business in various US and foreign jurisdictions. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements

h.
Class Action Litigation Settlement - A consolidated class action complaint against the Company, certain of its former officers and certain of its former directors and its auditors was filed on February 16, 2001 in the U.S. District Court for the Southern District of New York. The complaint alleged violations of the federal securities laws and sought to recover damages on behalf of all purchasers of the Company’s common stock during the class period November 6, 1997 to November 6, 2000.

On July 26, 2001, the Company and certain other defendants reached an agreement in principle to settle the consolidated class action complaint. Under the terms of the settlement, the Company provided the plaintiffs: (i) a $2,000 subordinated note due five years from the date of issuance with interest in arrears accrued at 6% per annum; (ii) 2.5 million shares of the Company’s Common Stock; and, (iii) 1 million warrants to purchase the Company’s Common Stock at $2 per share. The warrants are callable by the Company at $0.25 per share if the Company stock trades at a price in excess of $4 per share for 10 days or more. This settlement was approved by the U.S. District Court for the Southern District of New York on January 29, 2002. It will be necessary for the Company to register the common stock underlying these warrants before the Company can allow for the exercise of these warrants.

Management of the Company believed the terms of the agreement in principle provided a reasonable basis to estimate the value of the Company’s portion of the settlement as of July 2001, and, accordingly, recorded a charge of $9,759 in fiscal 2001. This amount was calculated using a discount factor of 12% to present value the subordinated note, the per share price of $1.50 that was the closing price of the Company’s stock in the over the counter market on July 28, 2001, and an option pricing model to value the warrants. Also included in the charge were legal and other specialized fees incurred through July 2001 of $3,572 and an accrual for legal and related fees incurred in fiscal 2002 of $821.

When the Court approved the class action settlement on January 29, 2002, and opportunities for appeal expired on March 21, 2002, all uncertainty regarding the final value of the securities issued by the Company in the settlement had been eliminated. Therefore, in the third quarter of fiscal 2002, the Company recognized an additional charge related to the increase in the value of securities issued. This additional charge was approximately $7,050.

13.	FACILITIES REORGANIZATION COSTS

In the fourth quarter of fiscal 2001, the Company recorded a facilities reorganization charge of $770 in conjunction with the announced closure of the Power Conversion Group’s Deer Park, New York facility, and the consolidation of product lines into the Company’s other U.S. operations. In addition, the Company recorded a reorganization charge of $52 in conjunction with the lease termination of a surplus facility in Illinois, which was vacated during the fourth quarter of fiscal 2001.

An additional $77 of costs related to the Deer Park closedown were incurred during 2002 and charged to expense in that year.

During the fourth quarter of fiscal 2002, the Company announced the closure of the Power Conversion Group’s Hicksville, New York facility, planned to occur during fiscal 2003. As a result of the decision to close this facility and combine operations at its Valhalla, New York facility, the Company accrued for various facilities reorganization costs, including severance and outplacement expenses covering 68 individuals.

The following table summarizes the charges related to facilities reorganization:

	August 2, 2003	August 3, 2002	July 28, 2001
Accrued for future periods:
Expected employee termination costs	—	$446	$10
Write-down of fixed assets	—	—	349
Non cancelable lease obligations	—	769	313
Impairment of goodwill	—	—	150

subtotal	—	1,215	822

Current period expenses:
Actual employee termination costs	$279	77	—
Write-down of fixed assets	141	—	—
Construction and related costs	368	—	—

Total facilities reorganization costs	$788	$1,292	$822

The following table summarizes the related liabilities which are included in accrued expenses on the accompanying balance sheet:

	August 2, 2003	August 3, 2002	July 28, 2001
Liability at beginning of period	$1,215	$271	—
Accruals of reorganization costs	—	1,215	$822
Payments of reorganization costs	(774)	(271)	(551)

Liability at end of period	$441	$1,215	$271

The Company expects that the costs accrued as of August 2, 2003 of approximately $441 will be paid out in fiscal 2004.

14.	RELATED PARTIES

During fiscal 2002, Plus Ultra Incorporated was paid a total of $319 in fees and expenses for organizational development and strategic planning consulting services. The work was primarily performed by Edward Ferris, the President of Plus Ultra and Damien Park. Mr. Park is the son of Samuel E. Park, who was the Company’s Chief Executive Officer until October 10, 2003. In July 2002, Mr. Ferris accepted a full-time position with the Company as Senior Vice President, Corporate Organizational Development.

While Damien Park was associated with Plus Ultra, he received $97 out of the total fees paid to Plus Ultra. Damien Park, as President of the Hibernian Consulting Group, continued to act in a consulting capacity to the Company in the area of business planning at the rate of $17 per month until January 31, 2003. For the period from July 2002 to January 31, 2003 the Company paid Hibernian Consulting a total of $130 for Damien Park’s consulting services. In February 2003, Damien Park accepted a full-time position with the Company reporting to Edward Ferris with responsibility for Corporate Planning, with an annual base salary of $125.

On September 30, 2003 Damien Park’s employment relationship with the Company was terminated and he has no continuing consulting relationship with the Company.

The Company incurred $15, $279 and $102 of fees and expenses with Battalia Winston International, Inc. during fiscal years 2003, 2002 and 2001, respectively, in connection with executive recruiting services. The Chief Executive of Battalia Winston, and one of its owners, is Dale Winston, the wife of Roger Winston, the former Chairman of the Board of Directors.

The Company incurred $34, $23, and $14 of accounting fees with Michael Adest & Company, PC during fiscal years 2003, 2002 and 2001, respectively, for tax compliance services. David Michael, one of our former directors, had an ownership interest in this accounting practice.

15.	SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

YEAR ENDED August 2, 2003:

	QUARTER
	First	Second	Third	Fourth (1)
Net sales	$25,733	$26,135	$23,039	$23,712
Gross margin	$5,216	$5,548	$5,128	$5,231
Net loss	$(606)	$(6,255)	$(3,926)	$(4,258)
Basic and diluted loss per share	$(0.06)	$(0.60)	$(0.38)	$(0.41)

YEAR ENDED August 3, 2002:

	QUARTER
	First	Second	Third	Fourth
Net sales	$19,644	$24,564	$27,012	$27,564
Gross margin	$3,632	$6,233	$6,177	$3,094
Net loss	$(1,535)	$(171)	$(5,152)	$(5,154)
Basic and diluted loss per share	$(0.20)	$(0.02)	$(0.66)	$(0.50)

(1)	Net Loss for the fourth quarter of fiscal 2003, reflects the establishment of an additional allowance against deferred tax assets of $3,239. In addition the gross margin for the fourth quarter of fiscal 2003 reflects a change in the Company’s estimate for obsolete inventory, resulting in an additional provision of $517 charged to costs of sales

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts
(Dollars in Thousands)

	Balance at	Charged to
	Beginning of	Costs and		Balance at
Year Ended August 2, 2003	Year	Expense	Deductions	End of Year

Allowance for doubtful accounts	$1,127	$407	$302	$1,232
Allowance for obsolete and excess inventory	$3,430	$1,742	$1,325	$3,847

Year Ended August 3, 2002

Allowance for doubtful accounts	$607	$653	$133	$1,127
Allowance for obsolete and excess inventory	$5,198	$552	$2,320	$3,430

Year Ended July 28, 2001

Allowance for doubtful accounts	$604	$257	$254	$607
Allowance for obsolete and excess inventory	$6,421	$890	$2,113	$5,198