Form 10-Q
period 2003-11-01
DEL GLOBAL TECHNOLOGIES CORP
filed 2003-12-12
CIK 27748

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
                 For the quarterly period ended November 1, 2003
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to____________

                  Commission File Number 0-3319

                   DEL GLOBAL TECHNOLOGIES CORP.
         (Exact name of registrant as specified in its charter)

New York                                              13-1784308
--------                                   -----------------------------------
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

Yes /X/        No / /

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-25 of the Exchange Act)

Yes / /        No /X/

The number of shares of Registrant's common stock outstanding as of December 12,
2003 was 10,332,548.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                                Table of Contents

Part I. Financial Information:                                         Page No.
                                                                       --------

       Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the Three Months          3
        Ended November 1, 2003 and November 2, 2002

       Consolidated Balance Sheets - November 1, 2003 and August 2, 2003   4-5

       Consolidated Statements of Cash Flows for the Three Months Ended
       November 1, 2003 and November 2, 2002                               6

       Notes to Consolidated Financial Statements                          7-16

       Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      17-24

       Item 3.  Quantitative and Qualitative Disclosures about Market
       Risk                                                               24

       Item 4.  Controls and Procedures                                   24

Part II. Other Information:

       Item 1.  Legal Proceedings                                         25-27

       Item 6.  Exhibits and Reports on Form 8-K                          28

       Signatures                                                         29

       Certifications                                                     30-35

PART I  FINANCIAL INFORMATION
 ITEM 1  FINANCIAL STATEMENTS

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                  (Unaudited)

                                                 Three Months Ended
                                        November 1, 2003     November 2, 2002
                                       ------------------    ----------------

 NET SALES                                     $21,642            $25,733

 COST OF SALES                                  17,163             20,517
                                         -------------      -------------

 GROSS MARGIN                                    4,479              5,216
                                         -------------      -------------

 Selling, general and administrative             4,287              5,409
 Research and development                          306                312
 Facilities reorganization costs                     -                234
                                         -------------      -------------
 Total operating expenses                        4,593              5,955
                                         -------------      -------------

 OPERATING LOSS                                   (114)             (739)

 Interest expense                                  316                356
 Other income                                       71                503
                                         -------------      -------------

 LOSS BEFORE INCOME TAX PROVISION
  AND MINORITY INTEREST                          (359)               (592)

 INCOME TAX PROVISION                              183                  27
                                         -------------      --------------

 NET LOSS BEFORE MINORITY INTEREST               (542)               (619)

 MINORITY INTEREST                                  67                (13)
                                         -------------      --------------

 NET LOSS                                      $ (609)             $ (606)
                                         =============      ==============
 LOSS PER COMMON SHARE:

 BASIC AND DILUTED                             $(0.06)            $ (0.06)
                                               =======             =======
 Weighted average number of common
  shares outstanding, basic and diluted     10,332,548          10,347,515
                                            ==========          ==========

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                               November 1,         August 2,
                                                  2003              2003
                                            -------------      -------------

   CURRENT ASSETS
   Cash and cash equivalents                      $ 2,309            $ 1,381

   Trade receivables (net of allowance
    for doubtful accounts of $1,367 and
    $1,232 at November 1, 2003 and
    August 2, 2003, respectively)                  15,814             17,063

   Inventory - Net                                 18,067             18,448
   Deferred income tax asset - current              2,591              2,591
   Prepaid expenses and other current
    assets                                            957                730
                                             ------------      -------------
      Total current assets                         39,738             40,213

   REFUNDABLE INCOME TAXES                             66                 55
   FIXED ASSETS - Net                               8,940              9,293
   DEFERRED INCOME TAX ASSET-NON CURRENT            6,063              6,148
   GOODWILL                                         3,239              3,239
   INTANGIBLES - Net                                  296                333
   OTHER ASSETS                                     1,177              1,211
                                            -------------     --------------

      TOTAL ASSETS                                $59,519            $60,492
                                            =============     ==============

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               November 1,         August 2,
                                                     2003              2003
                                            -------------      -------------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 6,431             $ 6,446
   Current portion of long-term debt                 670                 655
   Accounts payable - trade                        8,598               8,990
   Accrued liabilities                             7,653               7,730
   Litigation settlement reserves                  2,461               2,553
   Income taxes payable                              427                 241
                                            ------------      --------------
      Total current liabilities                   26,240              26,615

NON-CURRENT LIABILITIES
   Long-term debt                                  5,076               5,312
   Subordinated note                               1,832               1,788
   Other long-term liabilities                     2,576               2,545
                                            ------------      --------------

      Total liabilities                           35,724              36,260
                                            ------------      --------------

MINORITY INTEREST IN SUBSIDIARY                    1,339               1,253
                                            ------------      --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized  20,000,000  shares;
     Issued and outstanding - 10,976,081 at
     November 1, 2003 and August 2, 2003           1,097               1,097
   Additional paid-in capital                     63,691              63,682
   Accumulated other comprehensive gain              640                 563
   Accumulated deficit                           (37,426)            (36,817)
   Less common stock in treasury - 643,533
     shares at November 1, 2003 and August 3,
     2002                                         (5,546)             (5,546)
                                            -------------     --------------

      Total shareholders' equity                  22,456              22,979
                                            ------------      --------------

   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 59,519            $ 60,492
                                            ============      ==============

See notes to consolidated financial statements

                                        5

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)
                                                  Three Months Ended

                                             Nov. 1, 2003       Nov. 2, 2002
                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(609)          $(606)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization                       544            572
  Imputed interest - Subordinated note                 45             46
  Minority interest                                    67           (13)
  Stock based compensation expense                     10             36
  Non-cash facilities reorganization charge             -             70

  Changes in operating assets and liabilities:
  Decrease in trade receivables                     1,305          1,330
  Decrease in inventory                               482            469
  Decrease in income taxes receivable                   -          3,106
  (Increase) decrease  in prepaid expenses and
    other current assets                             (220)           677
  Decrease in other assets                             45             64
  Decrease in accounts payable - trade               (452)        (1,262)
  Decrease in accrued liabilities                    (110)          (159)
  Increase in income taxes payable                    170             35
  Increase in other long-term liabilities               1              9
                                              -----------    -----------
Net cash provided by operating activities           1,278          4,374
                                              -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed asset purchases                              (96)          (718)
                                              ----------      ----------
Net cash used in investing activities                (96)          (718)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank borrowings                       (302)        (3,316)
                                              -----------     ----------
Net cash used in financing activities                (302)        (3,316)
                                              -----------     ----------
EFFECT OF EXCHANGE RATE CHANGES                        48              3
                                              -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS               928            343
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       1,381            895
                                              -----------      ----------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $ 2,309        $ 1,238
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
These consolidated  financial  statements should be read in conjunction with the financial  statements  and the notes thereto  included in the  Company's  annual report on Form 10-K filed with the  Securities  and Exchange  Commission for the year ended August 2, 2003.  Certain prior year's amounts have been  reclassified to conform to the current period presentation.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards  under  those  plans  consistent with the methods  recommended  by SFAS 123, the  Company's net loss and net loss per share for the three months ended November 1, 2003 and November 2, 2002 would have been stated at the pro forma amounts indicated below:

                                   Three Months Ended
                                   ------------------
                                   Nov. 1,     Nov. 2,
                                    2003        2002
                                 ----------- -----------
Net loss - as reported               $(609)     $(606)

  Add: Total stock-based
  awards determined under
  fair value method                   (114)      (161)
                                 ----------- -----------
Proforma Net loss                    $(723)     $(767)
                                 =========== ===========
Loss per share -
Basic and diluted

  As reported                       $ (0.06)    $(0.06)
  Proforma                          $ (0.07)    $(0.07)

NEW ACCOUNTING PRONOUNCEMENTS
During May 2003,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial  Accounting  Standards No. 150,  "Accounting  for Certain
Financial  Instruments  with  Characteristics  of both  Liabilities  and Equity"
("SFAS No. 150").  SFAS No. 150 clarifies the accounting  for certain  financial instruments  with  characteristics  of both  liabilities and equity and requires that those  instruments  be classified as liabilities in statements of financial position.  Previously,  many of those financial  instruments  were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and  otherwise  is  effective  at the  beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB  Interpretation  No. 46  "Consolidation of
Variable  Interest  Entities  ("VIE"),  an Interpretation of ARB No. 51." FIN 46
requires  certain variable  interest  entities to be consolidated by the primary beneficiary of the entity if the equity  investors in the entity do not have the characteristics  of a controlling  financial  interest or do not have sufficient equity at risk for the  entity to  finance  its  activities  without  additional subordinated  financial  support  from  other  parties.  FIN  46  was  effective immediately  for new VIEs  established  or purchased  subsequent  to January 31,
2003.  For VIEs  entered into prior to February 1, 2003,  FIN 46 was  originally effective for interim  periods  beginning  after June 15, 2003. In October 2003, the FASB deferred this  effective  date until interim or annual  periods  ending after December 15, 2003. Early adoption is permitted. The adoption of FIN 46 for these VIEs is not expected to have a material impact on the Company's consolidated  financial  statements.  FIN 46 further  requires the disclosure of certain  information  related to VIEs in which the Company  holds a  significant variable  interest.  As of  November  1, 2003,  the Company did not own any such interests that required disclosure.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill  represents the excess of the cost of acquisitions  over the fair value of the identifiable  assets acquired and liabilities  assumed.  Other intangible assets  are  the  Company's  distribution  network  and  non-compete  agreements acquired with the purchase of certain  assets of a subsidiary.  Intangibles  are being  amortized on a  straight-line  basis over their  estimated  useful lives, which range from 5 to 10 years.  The  components of our  amortizable  intangible assets are as follows:

                   November 1, 2003                 August 2, 2003
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization
Non-Compete
Agreements       $   902        $   758           $   902        $   738

Distribution
Network              653            501               653            484
                 -------        -------           -------        -------
Total            $ 1,555        $ 1,259           $ 1,555        $ 1,222
                 =======        =======           =======        =======

Amortization  expense for  intangible  assets during the first quarter of fiscal years  2004  and  2003 was $37 and  $36,  respectively.  Estimated  amortization expense for the  remainder  of 2004 and the five  succeeding  fiscal years is as follows:

     2004 (remainder)          107
     2005                      144
     2006                       45
     2007                        -
     2008                        -
     2009                        -

There are no components of intangible assets that have an indefinite life.

There were no changes in goodwill  balances  during the first  quarter of fiscal year 2004.

INVENTORY
Inventory  is stated  at the  lower of cost  (first-in,  first-out)  or  market.
Inventories  and their effect on cost of sales are  determined by physical count for annual  reporting  purposes  and are  evaluated  using  perpetual  inventory records for interim reporting periods.  For certain  subsidiaries during interim periods we estimate the amount of labor and overhead  costs  related to finished goods  inventories.  The  estimation  methodologies  used for interim  reporting purposes are  described  in  Management's  Discussion  and Analysis of Financial
Condition  and Results of  Operations  under the subtitle  "Critical  Accounting
Policies".

                                          November 1, 2003     August 2, 2003
                                         -----------------   ------------------
 Raw materials and purchased parts          $ 15,274             $ 15,161
 Work-in-process                               3,518                3,757
 Finished goods                                3,304                3,377
                                          ----------           ----------
                                              22,096               22,295
 Less allowance for obsolete and excess
  inventory                                   (4,029)              (3,847)
                                         -----------           ----------
        Total inventory, net                $ 18,067             $ 18,448
                                         ===========           ==========

PRODUCT WARRANTIES
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

During the first quarter of fiscal 2004, the Company  incurred  payments of $259 related  to  warranty  claims  submitted  and  accrued  $277  related to product warranties issued during the first quarter of fiscal 2004. The liability related to warranties is included in accrued expenses on the  accompanying  Consolidated
Balance  Sheets  and is $688 and $670 at  November  1, 2003 and  August 2, 2003,
respectively.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

COMPREHENSIVE LOSS
Comprehensive  loss  for  the  Company  includes  foreign  currency  translation adjustments  and net loss reported in the Company's  Consolidated  Statements of
Operations.

Comprehensive loss for 2003 and 2002 was as follows:
                                                    Three Months Ended
                                          November 1, 2003    November 2, 2002
                                          ----------------    ----------------
Net loss                                      $ (609)                 $(606)
Foreign currency translation adjustments          77                      6
                                            --------               ---------
 Comprehensive loss                           $ (532)                 $(600)
                                            =========              =========

LOSS PER SHARE                                      Three Months Ended
                                          November 1, 2003     November 2, 2002
                                         -----------------     ----------------
Numerator:
   Net loss                                    $(609)                $ (606)
                                            ===========             =========
Denominator:
   Denominator for basic loss per share -
     Weighted average shares outstanding    10,332,548             10,347,515
     Effect of dilutive securities                   -                      -
                                           -----------             ----------
   Denominator for diluted loss per share   10,332,548             10,347,515
                                           -----------             ----------
Loss per basic and diluted common share       $ (0.06)               $ (0.06)
                                           ===========             ==========

Common  shares  outstanding  for the current  period and prior period ended were reduced by 643,533  and  628,566  shares of treasury  stock,  respectively.  The computation  of  diluted  shares  outstanding  does not  include  2,116,815  and
1,990,055  employee  stock  options  and  1,065,000  and  1,065,000  warrants to purchase  Company  common  stock,  as of November 1, 2003 and  November 2, 2002,
respectively,   since  the  effect  of  their   assumed   conversion   would  be
anti-dilutive.

SEGMENT INFORMATION
The  Company  has  three  reportable  segments:  Medical  Systems  Group,  Power
Conversion Group and Other. The "Other" segment includes  unallocated  corporate costs. Interim segment information is as follows:

                                        Medical     Power
For three months ended                  Systems     Conversion
November 1, 2003                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $13,701   $  7,941       -    $21,642
Cost of sales                              10,416      6,747       -     17,163
                                          -------   --------   -------   ------
Gross margin                                3,285      1,194       -    $ 4,479

Operating expenses                          2,379      1,670   $  544     4,593
                                           ------    -------   ------    ------
Total operating expenses                    2,379      1,670      544     4,593
                                           ------    -------   ------    ------
Operating income / (loss)                  $  906   $  (476)   $ (544)  $ (114)
                                           ======    =======   ======    ======

                                         Medical    Power
For three months ended                   Systems    Conversion
November 2, 2002                         Group      Group     Other      Total
-----------------------                  -------  ----------  ------   --------
Net Sales to Unaffiliated Customers       $12,068   $13,665        -    $25,733
Cost of sales                               9,537    10,980        -     20,517
                                          -------  ---------  ------   --------
Gross margin                                2,531     2,685        -      5,216

Operating expenses                          2,652     1,975   $ 1,094     5,721
Facilities reorganization costs                 -       104       130       234
                                         --------   --------  -------    ------
Total operating expenses                    2,652     2,079     1,224     5,955
                                         --------   -------   -------   -------
Operating income / (loss)                 $ (121)    $  606  $(1,224)  $  (739)
                                         ========  ========    ======   =======

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

CONTINGENCIES

Securities and Exchange Commission ("SEC") Investigation - On December 11, 2000,
the Division of  Enforcement  of the SEC issued the SEC Order,  designating  SEC officers to take testimony and requiring the production of certain documents, in connection  with  matters  giving  rise to the  need to  restate  the  Company's previously issued financial statements.  In conjunction with this investigation, the Company provided numerous documents and cooperated fully with the SEC staff.

In December 2003,  the Company signed a consent  agreement with the Staff of the
SEC for a  settlement  of the SEC's claims  against the Company that  includes a previously announced penalty of $400 and an injunction against future violations of the antifraud,  periodic reporting, books and records and internal accounting control  provisions of the federal securities law. The settlement is subject to, among other things final approval by the Commission and court  approval.  We can give no assurance that this settlement will receive final Commission approval or court approval.

Previously,  the Company had reached an agreement  in principle  with the SEC on these settlement  terms,  which management  believed provided a reasonable basis for estimating the financial impact of this SEC investigation.  As a result, the
Company  recorded  a charge of $685 in the fourth  quarter  of fiscal  year 2002 related  to the  agreement  in  principle  with the SEC  staff,  which  included associated legal costs.

Department of Defense ("DOD") Investigation - On March 8, 2002, RFI Corporation,
a subsidiary of the Company and part of the Power Conversion Group segment,  was served  with a  subpoena  by the US  Attorney  Eastern  District  of New York in
connection with an investigation  by the US Department of Defense  ("DOD").  RFI
supplies noise suppression filters for communications and defense  applications.
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
Management believes that a potential comprehensive settlement will include the
Company's pleading guilty to certain criminal charges, and agreeing to pay certain fines and restitution to the Government in an amount which could be material to the Company. Prior to the preliminary discussions with the US
Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company's legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company's capital resources, management then developed an estimate of the low end of the

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

potential range of the financial impact.  Accordingly,  during the third quarter of fiscal 2003,  the Company  recorded a charge of $2,347 which  represents  its estimate of the low end of a range of potential fines and legal and professional fees.  The  liability  associated  with this charge is  included  in  Litigation settlement reserves on the accompanying  consolidated balance sheet as of August
2, 2003 and November 1, 2003. In October 2003,  based on discussions with the US
Government,  the Company was advised that the US Government is currently seeking up to  approximately  $5  million  in the fines and  restitution  portion of any comprehensive  settlement.  The Company is continuing  to negotiate  with the US
Government  regarding a comprehensive  settlement,  including the amount of such fines.

The Company  believes that any  settlement  could cause the DOD to seek to limit the ability of the  Company to do business  with US  Government  entities.  Such limitations could include seeking a "debarment" or exclusion from doing business with US Government  entities for a period of time. Because  management  believes that it has been  responsive in addressing the problems that affected RFI in the past,  and RFI is the sole  source  provider  of  certain  products  to  certain critical  defense  programs,  the  Company  is  hopeful  that as a result of the potential  settlement,  its  ability to service  the  governmental  and  defense sectors of its business will not be interrupted.

There can be no assurance  that such a settlement  will be reached and,  even if reached,  that the ultimate  fines and outcome of any  settlement  will not vary significantly  from the fines and  restitution  included  in the  $2,347  charge recognized  in the third  quarter of fiscal  2003.  This charge  recorded in the third  quarter  represented  the  Company's  original  estimate  of its  minimum liability.  The Company has not recorded an additional charge as a result of the
$5,000 requested by the US Government.  In addition, such a settlement,  even on the most favorable  terms,  may have a material  adverse impact on the Company's financial condition, liquidity and operations.

ERISA  Matters - During the year ended July 28, 2001,  management of the Company concluded  that  violations  of the Employee  Retirement  Income  Security  Act,
("ERISA")  existed  relating  to a defined  benefit  plan for which  accrual  of benefits  had been  frozen as of  February 1, 1986.  The  violations  related to excess  concentrations of the Common stock of the Company in the plan assets. In
July 2001,  management of the Company decided to terminate this plan, subject to having  available  funds  to  finance  the plan in  accordance  with  rules  and regulations  relating  to  terminating  pension  plans.  This  plan has not been terminated yet, but the Company expects to start the process of terminating this plan in fiscal 2004. At time of settlement,  the Company  expects to recognize a related charge of approximately  $0.5 million,  including a cash disbursement of approximately $0.2 million.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Employment  Matters - The Company has an employment  agreement with Samuel Park, the previous  CEO,  for the period May 1, 2001 to April 30,  2004.  The terms of this agreement provided a base salary,  bonuses and deferred  compensation.  The bonus  provided by this  agreement was based on a percentage of the base salary, if  certain  performance  goals  established  by the  board  were  achieved.  In addition, the employment agreement provided for certain payments in the event of death, disability or change in the control of the Company.

On  October  10,  2003,  the  Company  announced  the  appointment  of Walter F.
Schneider as President  and CEO to replace Mr. Park,  effective as of such date.
As a result,  the Company  recorded a charge of $200 during the first quarter of fiscal  2004 to  accrue  the  balance  remaining  under  Mr.  Park's  employment agreement.

In addition,  the Company's Board of Directors  elected at the Company's  Annual
Meeting of Shareholders held on May 29, 2003 had previously reviewed the "change in control"  provisions  regarding payments totaling up to approximately  $1,800 under the employment  agreement between the Company and Mr. Park. As a result of this review and based upon,  among other things,  the advice of special counsel, the  Company's  Board of Directors  determined  that no  obligation to pay these amounts has been  triggered.  Prior to his departure from the Company on October
10, 2003, Mr. Park orally informed the Company that,  after reviewing the matter with his counsel,  he believes that the obligation to pay these amounts has been triggered.  On October 27, 2003,  the Company  received a letter from Mr. Park's counsel  demanding payment of certain sums and other  consideration  pursuant to the Company's  employment  agreement  with Mr. Park,  including  these change in control  payments.  On November 17, 2003, the Company filed a complaint  against
Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park and that an amendment  to the  employment  contract  with Mr.
Park  regarding  advancement  and  reimbursement  of legal fees is  invalid  and unenforceable. If paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. In the event Mr. Park seeks to assert a claim for these payments, it is not possible to predict the outcome of any such claim.

Indemnification  Legal Expenses - Pursuant to  indemnification  and  undertaking agreements with certain former  officers,  directors and employees,  the Company has advanced legal expenses in connection with the Company's previously reported
accounting   irregularities   and  the  related   shareholder   litigation   and
governmental   enforcement  actions.  During  fiscal  2003,  the  Company  spent approximately  $310 in the  advancement  of  legal  expenses  pursuant  to these agreements.  Management  is unable to  estimate at this time the amount of legal fees that the  Company may have to pay in the future  related to these  matters.
Further,  there can be no  assurance  that those to whom we have been  advancing expenses  will  have the  financial  means  to repay  the  Company  pursuant  to undertaking  agreements that they executed,  if it is later determined that such individuals were not entitled to be indemnified.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Other Legal Matters - On October 6, 2003, Carmelo Guiseppe Ammendola, a minority shareholder  of Villa,  served a summons  on Villa in the Civil  Court of Milan,
Italy, challenging the terms of certain related party transactions between Villa and the Company relating to intercompany  pricing and a management fee. Villa is vigorously defending against this claim,  believes that there is no merit to the case,  and  that  Villa  has  meritorious  defenses.  Although  these  can be no assurances,  management  believes that the impact of this action will not have a material  adverse  effect on the financial  position or results of operations of either Villa or the Company.

In addition,  the Company is a defendant in several other legal actions  arising from the normal  course of  business  in various US and  foreign  jurisdictions.
Management  believes  the Company has  meritorious  defenses to such actions and that the outcomes will not be material to the Company's  consolidated  financial statements.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS (Dollars in Thousands except share data)

This Management's  Discussion and Analysis of Financial Condition and Results of
Operations contains forward-looking statements within the meaning of the Private
Securities  Litigation Reform Act of 1995. These statements are based on current expectations  and the  current  economic  environment.  We  caution  that  these statements  are not guarantees of future  performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our  ability to  implement  our  business  plan,  retention  of  management, changing industry and competitive  conditions,  obtaining  anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory  matters,  including a settlement of the Department of Defense investigation on terms that we can afford and that does not include a debarment  from doing  business with the US  Government,  and favorable  general economic conditions. Actual results could differ materially from those expressed or implied in the forward-looking  statements.  Important  assumptions and other important  factors that could cause  actual  results to differ  materially  from those in the  forward-looking  statements are specified in the Company's filings with the  Securities  and Exchange  Commission  including  our Form 10-K for the fiscal year ended August 2, 2003.

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

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant  accounting policies are outlined in Note 1 of our Form  10-K for the  fiscal  year  ended  August  2,  2003.  Within  these policies,  we have  identified  the  accounting  for deferred tax assets and the allowance  for  obsolete  and  excess  inventory  as being  critical  accounting policies due to the significant amount of estimates involved.  In addition,  for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

Deferred Income Taxes

We account for deferred  income taxes in accordance  with Statement of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby we recognize an asset  related to our net operating  loss carry  forwards and other temporary differences between financial reporting basis and income tax basis. As of November 1, 2003,  this deferred income tax asset  represented  approximately
15% of our total assets.

This deferred income tax asset is net of a valuation  allowance of $10.1 million established  during fiscal 2003 that was computed by  considering  the amount of future U.S.  taxable income  expected over the net operating  loss  carryforward period,  considering  recent  performance and other specific actions the Company has taken to improve  profitability.  The  valuation  allowance  recorded is the estimate of the amount of deferred income tax assets that may not be realized.

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
The most significant  estimates in interim  reporting relate to the valuation of finished goods inventories.  For certain  subsidiaries,  for interim periods, we estimate  the  amount of labor and  overhead  costs  related to  finished  goods inventories.  As of November 1, 2003,  finished goods represented  approximately
15.9% of the gross carrying value of our total gross  inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated  net sales of $21.6  million  for the first  quarter of fiscal 2004 decreased by $4.1  million or 15.9% from fiscal 2003 first  quarter net sales of
$25.7 million,  with decreases at the Power Conversion Group partially offset by increases  at our Medical  Systems  Group.  The Medical  Systems  Group's  first quarter  fiscal 2004 sales of $13.7  million  improved by $1.6  million or 13.5%
from the  prior  year's  first  quarter  with  increases  at both  domestic  and
international   locations,   plus  favorable  exchange  rate  effects  from  the
translation of Villa's  financial  statements from euros.  The Power  Conversion
Group's  first  quarter  fiscal  2003 sales of $7.9  million  decreased  by $5.7 million  or 41.9%  from  last  year's  levels,  primarily  due to  decreases  in
Explosive Detection System ("EDS") business and the shift to in-house production of components formerly purchased from us by a large customer, both of which took place after the end of last year's first quarter.

Consolidated  backlog at November 1, 2003 was $24.6  million  versus  backlog at
August  2,  2003 of  approximately  $26.3  million.  The  backlog  in the  Power
Conversion  Group  decreased $2.8 million from levels at beginning of the fiscal year partially  offset by a $1.1 million  increase in the backlog at our Medical
Systems  Segment.  Substantially  all of the backlog  should result in shipments within the next 12 months.

Gross  margins as a percent of sales were 20.7% for the first  quarter of fiscal
2004,  compared  to 20.3%  in the  first  quarter  of  fiscal  2003.  The  Power
Conversion  Group's  margins  for the first  quarter of fiscal  2004 were 15.0%, versus 19.7% in the prior year quarter.  The prior year's first quarter  margins reflected  shipments of higher margin EDS product  partially offset by depressed margins at RFI due to the DOD  investigation.  First  quarter  fiscal 2004 Power
Conversion  group  margins  also  benefited  from an  approximate  $0.8  million reduction  in  labor  and  overhead  resulting  from  the  consolidation  of the
Hicksville facility completed during the second half of fiscal 2003. The Medical
Systems  Group's  fiscal 2004 first quarter gross margins of 24.0% improved from the 21.0% level in the prior year first quarter due to increased shipments and a favorable product mix at both locations.

Selling,  General and Administrative  expenses ("SG&A") for the first quarter of fiscal 2004 were $4.3 million (19.8% of sales)  compared to $5.4 million (21% of sales) in the prior  year's  first  quarter.  The  decrease in SG&A in the first quarter of fiscal 2004 reflects  reduced  corporate legal and accounting  costs, reductions in headcount and the consolidation of the Hicksville  facility.  SG&A in the prior  year's  first  quarter  includes  an expense of $0.2  million  for separation  payments  to the former  president  of our  Italian  subsidiary  and unusually high legal and accounting fees of $0.5 million.

Facilities  reorganization  costs in the first quarter of fiscal 2003 related to
the  phase  out  of  the  Power  Conversion  Group's  Hicksville   facility  and
integration into the Valhalla facility,  which was started in the fourth quarter of fiscal 2002. The  reorganization of the Valhalla  facility and personnel,  as well as the balance of the physical move of Hicksville inventory,  equipment and personnel was completed in the second half of fiscal 2003. We are  attempting to sublet the  Hicksville  facility  through the end of our lease in May 2004.  Any remaining  rental  obligations  or other  expenses  related to  terminating  our tenancy  will be charged  against a balance  sheet  accrual  established  during fiscal 2002.

As a  result  of the  foregoing,  we  recognized  a first  quarter  fiscal  2004 operating loss of $0.1 million  compared to an operating loss of $0.7 million in the first  quarter of fiscal  2003.  The Medical  Systems  Group  posted a first quarter fiscal 2004 operating  profit of $0.9 million,  offset by a $0.5 million operating loss at the Power Conversion Group, and unallocated corporate costs of
$0.5 million.

Interest  expense for the first  quarter of fiscal 2004 was lower than the prior year's first quarter due to decreased borrowings and lower interest rates.

During the first quarter of fiscal 2003, the Company  recognized other income of
$0.5 million  related to the  settlement of a dispute in connection  with a 1999 product line acquisition.

The Company has not provided for a U.S. domestic income tax benefit in the first quarter of either  fiscal 2004 or fiscal 2003 despite a loss for these  periods.
With the exception of tax  provisions  and  adjustments  recorded at Villa,  our
Italian  subsidiary,  we recorded no  adjustments to our current or net deferred tax accounts  during the first  quarter of fiscal 2004 or fiscal 2003. We expect to be profitable in future periods;  however management  periodically  evaluates the likelihood of the recoverability of the deferred tax asset recognized on our balance sheet.  Based on management's  current  analysis,  we believe it is more likely than not that the remaining deferred tax assets will be realized.

Reflecting the above,  we recorded net losses of $0.6 million or $0.06 per share in the first quarter of fiscal 2004,  which were comparable to amounts  recorded in the prior year's first quarter.

FINANCIAL CONDITION

LIQUIDITY AND CAPIAL RESOURCES

We fund our  investing and working  capital needs through a combination  of cash flow from operations and short-term credit facilities.

Working  Capital - At November 1, 2003 and August 2, 2003,  our working  capital was approximately $ 13.5 million and $ 13.6 million, respectively. At such dates we had approximately  $2.3 million and $1.4 million,  respectively,  in cash and cash equivalents.  As of November 1, 2003 we had  approximately  $3.3 million of excess borrowing availability under our domestic revolving credit facility.

As a result of the potential settlement of the DOD investigation,  we have taken a temporary  reduction of $0.5  million  against our excess  domestic  borrowing availability  under our revolving  credit  facility with  Transamerica.  At this time, we do not expect these temporary  reductions of borrowing  availability to have a material  detrimental  impact on our ability to finance  working  capital requirements.  However,  there can be no assurance that the ultimate  outcome of the DOD  investigation  matters will not differ materially from our estimates or the amount of the temporary reduction.

In addition,  as of November 1, 2003,  our Villa  subsidiary has an aggregate of approximately  $7.0 million of excess borrowing  availability  under its various short-term  credit  facilities.  Terms of the Italian  credit  facilities do not permit the use of borrowing  availability to finance operating activities at our
U.S. subsidiaries.

Cash Flows from  Operating  Activities - For the three months ended  November 1,
2003 the Company generated  approximately  $1.3 million of cash from operations, compared  to a  generation  of $4.4  million  in the first  quarter of the prior fiscal year. Contributing to cash generation in the first quarter of fiscal 2004 were a decrease  in trade  receivables  of  approximately  $1.3  million,  and a reduction in inventory of approximately $0.5 million. The first quarter of fiscal 2003 included the collection of  approximately  $3.1 million in income tax receivable.  This income tax receivable was the result of filing amended tax returns and carryback claims for fiscal 1997 through 2001 due to a change in the tax laws permitting loss carrybacks of five years from two years.

Cash  Flows  from  Investing  Activities  - We  continue  to invest  in  capital equipment and improvements,  principally for manufacturing  operations, in order
to  improve  our  manufacturing   capability  and  capacity.  We  have  expended
approximately  $0.1 million for facility  improvements and capital equipment for the three  months  ended  November 1, 2003.  We  anticipate  fiscal 2004 capital expenditures  will be lower  than the  expenditures  in  fiscal  2003 due to the completion of the facility consolidation work in Valhalla and the HVAC system in
Italy during fiscal 2003.

Cash Flows from Financing  Activities - During the first quarter of fiscal 2004, we repaid a total of approximately  $0.3 million of indebtedness on our domestic and Italian borrowings.

The following table summarizes our contractual  obligations,  including debt and operating leases at August 2, 2003: (in thousands)

           Obligations                                    Within       2-3       4-5       After 5
                                         Total (1)        1 Year      Years     Years       Years
                                         ---------        ------      -----     -----      -------

Long-Term Debt Obligations                $2,895          $  508      $1,037    $  771     $   579
Capital Lease Obligations                  3,072             148         358       641       1,925
Subordinated Note                          2,000               -           -     2,000          -
Operating Lease Obligations                1,873             959         897        17          -
                                           -----          ------      ------    ------     ------
Total Contractual Cash Obligations        $9,840          $1,615      $2,292    $3,429     $2,504
                                          ======          ======      ======    ======     ======

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

Credit  Facility and Borrowing - The Company has a $10 million senior  revolving credit agreement with Transamerica under the Transamerica  Facility,  as amended dated as of June 10, 2002.  This facility has a term of three years and interest under this U.S.  credit  facility  is at prime plus  3/4%,  or at the  Company's option,  at a rate tied to LIBOR.  The interest  rate on the  revolving  line of credit is 4.75% at August 2,  2003.  The  Transamerica  Facility  is  subject to commitment  fees of 3/8% on the daily unused  portion of the  facility,  payable monthly. Under terms of the Transamerica Facility,  interest is calculated based on the higher of the actual balance,  or a floor revolving  credit balance of $5 million.  The  Transamerica  Facility  is  secured by  substantially  all of the
Company's accounts receivable, inventory, and fixed assets in the U.S. The terms of the  Transamerica  Facility  require  the  Company  to  comply  with  various operational  and financial  covenants,  and place  limitations  on the Company's ability to make capital expenditures and to pay dividends.

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

As of November 1, 2003,  the Company has a minimum  liability and  corresponding debit in other  comprehensive  income to account for the unfunded  status of its defined  benefit plan, in accordance  with SFAS No. 87. In accordance  with SFAS
No. 88, at the time of final  settlement of the pension  plan,  the Company will recognize an expense to the statement of operations for the amount of such debit to other comprehensive  income,  adjusted for the difference between the cost to settle the pension obligation and the amount of the recorded net liability. This plan has not been  terminated  yet, but the Company expects to start the process of  terminating  this plan in fiscal 2004.  At time of  settlement,  the Company expects to recognize a related charge of approximately $0.5 million, including a cash disbursement of approximately $0.2 million.

During fiscal 2004 we intend to complete a  registration  statement with the SEC covering  the  issuance of one  million  shares of our common  stock  underlying warrants  that were  issued  to  certain  shareholders  in  connection  with the previous shareholder  litigation.  Prior to completing this amended registration statement and having it declared effective,  we must  satisfactorily  respond to questions  raised by the SEC in its review of the  registration  statement,  and there can be no assurances that the SEC will declare the registration  statement effective in fiscal 2004.  Should the SEC declare  this  registration  statement effective, shareholders would be able to exercise the warrants issued as part of the shareholder litigation settlement and purchase the Company's common stock at a price of $2 per share.  These  warrants are also  callable by the Company at a price of $0.25 per warrant,  if the Common Stock trades at or above $4 per share for ten (10) consecutive  days. We anticipate  using any proceeds  received from the exercise of the warrants to pay down our Transamerica Facility.

As  described  in "Legal  Proceedings"  Part II,  Item 1 below,  management  had developed  an estimate of the low end of the  potential  range of the  financial impact of a potential comprehensive settlement with the DOD regarding an ongoing investigation  of our RFI subsidiary.  Accordingly,  during the third quarter of fiscal 2003, we recorded a charge of $2.3 million, which represents our estimate of the low end of a range of potential  fines and legal and  professional  fees.
The liability  associated with this charge is included in Litigation  settlement
reserves  on  the  accompanying   balance  sheet.  In  October  2003,  based  on
discussions  with the U.S.  Government,  the Company  was advised  that the U.S.
Government is currently seeking approximately $5 million in the fines and restitution  portion of any comprehensive  settlement.  The Company is continuing  to  negotiate  with the U.S.  Government  regarding a  comprehensive settlement, including the amount of such fines.

It is possible that the DOD could seek a "debarment" or exclusion of the Company from doing business with U.S.  Government entities for a period of time. Because management  believes that it has been responsive in addressing the problems that affected  RFI in the  past,  and RFI is the  sole  source  provider  of  certain products to several critical defense  programs,  we are hopeful that our ability to service the  governmental  and defense  sectors will not be  interrupted as a result  of the  potential  settlement.  There  can be no  assurance  that such a settlement  will be reached and,  even if such a settlement  is reached that the ultimate fines and outcome of any settlement  will not vary  significantly  from
the  Company's  original  estimate  and  expectations.   In  addition,   such  a
settlement, even on the most favorable terms, may have a material adverse impact on the Company's financial condition, liquidity and operations.

The  Company's  Board of Directors  elected at the Company's  Annual  Meeting of
Shareholders  held  on May  29,  2003  has  reviewed  the  "change  in  control"
provisions  regarding  payments totaling up to approximately  $1.8 million under the  employment  agreement  between the Company and its former  Chief  Executive
Officer,  Samuel  Park.  As a result of this review and based upon,  among other things,  the advice of special  counsel,  the  Company's  Board of Directors has determined that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the
Company that, after reviewing the matter with his counsel,  he believes that the obligation to pay these  amounts has been  triggered.  On October 27, 2003,  the
Company received a letter from Mr. Park's counsel  demanding  payment of certain sums and other consideration pursuant to the Company's employment agreement with
Mr. Park, including these change in control payments.  On November 17, 2003, the
Company filed a complaint  against Mr. Park seeking a declaratory  judgment that no change in control  payment was or is due to Mr. Park and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and  unenforceable.  If paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity.  In the event Mr.
Park seeks to assert a claim for these  payments,  it is not possible to predict the outcome of any such claim;  however,  the Company's  Board of Directors does not  believe  that such a claim is  reasonably  likely  to result in a  material decrease in the Company's liquidity in the foreseeable future.

The outcome of the elections at the  Company's  Annual  Meeting of  Shareholders
held on May 29,  2003  represents  a change in control  under  change in control agreements  between  the  Company  and each of four other  members of  executive management.  However,  as each of these  agreements  contains  "double-triggers"
requiring the termination of the individual,  no change in control  payments are currently due to any such individuals.

We anticipate  that cash  generated from  operations and amounts  available from credit  facilities  will  be  sufficient  to  satisfy  our  currently  projected operating  cash  needs  for at  least  the  next  twelve  months,  and  for  the
foreseeable   future.  In  the  event  the  potential   settlement  of  the  DOD
investigation  is  materially  higher than  anticipated,  we will  consider  all available  alternatives.  However,  there is no assurance that any  alternatives will be available to the Company on acceptable terms at such time.

Item 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do  not  ordinarily  hold  market  risk  sensitive  instruments  for  trading purposes.  We do, however,  recognize market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risk as  originally  discussed in the  Company's  Annual  Report on Form 10-K for the
fiscal year ended August 2, 2003.

Item 4      CONTROLS AND PROCEDURES

The Company,  under the supervision and with the  participation of the Company's management, including Walter F. Schneider, Chief Executive Officer and Thomas V.
Gilboy,  Chief Financial Officer,  has evaluated the effectiveness of the design and operation of the Company's  "disclosure  controls and  procedures",  as such term is defined in Rules 13a-15e and 15d-15e  promulgated  under the  Securities
Exchange Act of 1934,  as amended,  as of the end of the period  covered by this
Form 10-Q.  Based upon that  evaluation,  the Chief Executive  Officer and Chief
Financial  Officer have  concluded  that the Company's  disclosure  controls and procedures  were effective as of the end of the period covered by this Form 10-Q to provide reasonable assurance that information required to be disclosed by the
Company in reports that it files or submits under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In  the  ordinary  course  of  business,  the  Company  routinely  enhances  its information  systems by either upgrading its current systems or implementing new systems.  There were no changes in the Company's  internal  controls or in other factors that could  significantly  affect these  controls,  during the Company's first fiscal quarter ended November 1, 2003 that have  materially  affected,  or are reasonably likely to materially  affect, the Company's internal control over financial reporting.

A control  system,  no matter how well conceived and operated,  can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent  limitations in all control systems,  no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                          PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS (Dollars in Thousands)

Securities and Exchange Commission ("SEC") Investigation - On December 11, 2000,
the Division of  Enforcement  of the SEC issued the SEC Order,  designating  SEC officers to take testimony and requiring the production of certain documents, in connection  with  matters  giving  rise to the  need to  restate  the  Company's previously issued financial statements.  In conjunction with this investigation, the Company provided numerous documents and cooperated fully with the SEC staff.

In December 2003,  the Company signed a consent  agreement with the Staff of the
SEC for a  settlement  of the SEC's claims  against the Company that  includes a previously announced penalty of $400 and an injunction against future violations of the antifraud,  periodic reporting, books and records and internal accounting control  provisions of the federal securities law. The settlement is subject to, among other things, final approval by the Commission and court approval.  We can give no  assurance  that this  settlement  will  receive  final  approval by the
Commission or court approval.

Previously,  the Company had reached an agreement  in principle  with the SEC on these settlement  terms,  which management  believed provided a reasonable basis for estimating the financial impact of this SEC investigation.  As a result, the
Company  recorded  a charge of $685 in the fourth  quarter  of fiscal  year 2002 related  to the  agreement  in  principle  with the SEC  staff,  which  includes associated legal costs.

Department of Defense ("DOD") Investigation - On March 8, 2002, RFI Corporation,
a subsidiary of the Company and part of the Power Conversion Group segment,  was served  with a  subpoena  by the US  Attorney  Eastern  District  of New York in
connection with an investigation  by the US Department of Defense  ("DOD").  RFI
supplies noise suppression filters for communications and defense  applications.
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
Management believes that a potential  comprehensive  settlement will include the
Company's  pleading  guilty to certain  criminal  charges,  and  agreeing to pay certain  fines and  restitution  to the  Government  in an amount which could be material  to the  Company.  Prior  to the  preliminary  discussions  with the US
Government  in June 2003,  the Company had no basis to  estimate  the  financial impact of this investigation.  Based on preliminary  settlement discussions with the US Government,  discussions with the Company's legal advisors, consideration of settlements  reached by other parties in investigations  of this nature,  and consideration of the Company's capital  resources,  management then developed an estimate  of the  low  end of  the  potential  range  of the  financial  impact.
Accordingly,  during the third  quarter of fiscal 2003,  the Company  recorded a charge of $2,347 which represents its

estimate of the low end of a range of potential fines and legal and professional fees.  The  liability  associated  with this charge is  included  in  Litigation settlement reserves on the accompanying  consolidated balance sheet as of August
2, 2003 and November 1, 2003. In October 2003,  based on discussions with the US
Government,  the Company was advised that the US Government is currently seeking up to  approximately  $5  million  in the fines and  restitution  portion of any comprehensive  settlement.  The Company is continuing  to negotiate  with the US
Government  regarding a comprehensive  settlement,  including the amount of such fines.

The Company  believes that any  settlement  could cause the DOD to seek to limit the ability of the  Company to do business  with US  Government  entities.  Such limitations could include seeking a "debarment" or exclusion from doing business with US Government  entities for a period of time. Because  management  believes that it has been  responsive in addressing the problems that affected RFI in the past,  and RFI is the sole  source  provider  of  certain  products  to  several critical  defense  programs,  the  Company  is  hopeful  that as a result of the potential  settlement,  its  ability to service  the  governmental  and  defense sectors of its business will not be interrupted.

There can be no assurance  that such a settlement  will be reached and,  even if reached,  that the ultimate  fines and outcome of any  settlement  will not vary significantly  from the fines and  restitution  included  in the  $2,347  charge recognized  in the third  quarter of fiscal  2003.  This charge  recorded in the third  quarter  represented  the  Company's  original  estimate  of its  minimum liability.  The Company has not recorded an additional charge as a result of the
$5,000 requested by the US Government.  In addition, such a settlement,  even on the most favorable  terms,  may have a material  adverse impact on the Company's financial condition, liquidity and operations.

ERISA  Matters - During the year ended July 28, 2001,  management of the Company concluded  that  violations  of the Employee  Retirement  Income  Security  Act,
("ERISA")  existed  relating  to a defined  benefit  plan for which  accrual  of benefits  had been  frozen as of  February 1, 1986.  The  violations  related to excess  concentrations of the Common stock of the Company in the plan assets. In
July 2001,  management of the Company decided to terminate this plan, subject to having  available  funds  to  finance  the plan in  accordance  with  rules  and regulations  relating  to  terminating  pension  plans.  This  plan has not been terminated yet, but the Company expects to start the process of terminating this plan in fiscal 2004.

Employment  Matters - The Company had an employment  agreement with Samuel Park, the previous  CEO,  for the period May 1, 2001 to April 30,  2004.  The terms of this agreement provided a base salary,  bonuses and deferred  compensation.  The bonus  provided by this  agreement was based on a percentage of the base salary, if  certain  performance  goals  established  by the  board  were  achieved.  In addition, the employment agreement provided for certain payments in the event of death, disability or change in the control of the Company.

On  October  10,  2003,  the  Company  announced  the  appointment  of Walter F.
Schneider as President  and CEO to replace Mr. Park,  effective as of such date.
As a result,  the Company  recorded a charge of $200 during the first quarter of fiscal  2004 to  accrue  the  balance  remaining  under  Mr.  Park's  employment agreement.

In addition,  the Company's Board of Directors  elected at the Company's  Annual
Meeting of Shareholders held on May 29, 2003 had previously reviewed the "change in control"  provisions  regarding payments totaling up to approximately  $1,800 under the employment  agreement between the Company and Mr. Park. As a result of this review and based upon,  among other things,  the advice of special counsel, the  Company's  Board of Directors  determined  that no  obligation to pay these amounts has been  triggered.  Prior to his departure from the Company on October
10, 2003, Mr. Park orally informed the Company that,  after reviewing the matter with his counsel,  he believes that the obligation to pay these amounts has been triggered.  On October 27, 2003,  the Company  received a letter from Mr. Park's counsel  demanding payment of certain sums and other  consideration  pursuant to the Company's  employment  agreement  with Mr. Park,  including  these change in control  payments.  On November 17, 2003, the Company filed a complaint  against
Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park and that an amendment  to the  employment  contract  with Mr.
Park  regarding  advancement  and  reimbursement  of legal fees is  invalid  and unenforceable. If paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. In the event Mr. Park seeks to assert a claim for these payments, it is not possible to predict the outcome of any such claim.

Indemnification  Legal Expenses - Pursuant to  indemnification  and  undertaking agreements with certain former  officers,  directors and employees,  the Company has advanced legal expenses in connection with the Company's previously reported
accounting   irregularities   and  the  related   shareholder   litigation   and
governmental   enforcement  actions.  During  fiscal  2003,  the  Company  spent approximately  $310 in the  advancement  of  legal  expenses  pursuant  to these agreements.  Management  is unable to  estimate at this time the amount of legal fees that the  Company may have to pay in the future  related to these  matters.
Further,  there can be no  assurance  that those to whom we have been  advancing expenses  will  have the  financial  means  to repay  the  Company  pursuant  to undertaking  agreements that they executed,  if it is later determined that such individuals were not entitled to be indemnified.

Other Legal Matters - On October 6, 2003, Carmelo Guiseppe Ammendola, a minority shareholder  of Villa,  served a summons  on Villa in the Civil  Court of Milan,
Italy, challenging the terms of certain related party transactions between Villa and the Company relating to intercompany  pricing and a management fee. Villa is vigorously defending against this claim,  believes that there is no merit to the case,  and  that  Villa  has  meritorious  defenses.  Although  these  can be no assurances,  management  believes that the impact of this action will not have a material  adverse  effect on the financial  position or results of operations of either Villa or the Company.

In addition,  the Company is a defendant in several other legal actions  arising from the normal  course of  business  in various US and  foreign  jurisdictions.
Management  believes  the Company has  meritorious  defenses to such actions and that the outcomes will not be material to the Company's  consolidated  financial statements.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a:   Exhibits

  4.1*       Amendment No. 1 dated July 17, 2003 to the Del Global  Technologies
             Corp Amended and Restated  Stock Option Plan (as adopted  effective as of January 1, 1994 and as amended December 14, 2000).

 31.1*       Certification  of Chief  Executive  Officer,  Walter F.  Schneider,
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2*       Certification  of  Chief  Financial  Officer,   Thomas  V.  Gilboy,
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1*       Certification of the Chief Executive Officer,  Walter F. Schneider,
             pursuant to 18 U.S.C.  Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2*       Certification  of the Chief  Financial  Officer,  Thomas V. Gilboy,
             pursuant to 18 U.S.C.  Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             * Filed herewith

             b:  Reports on Form 8-K

                 On October 10, 2003, the Company filed a Current Report on Form
                 8-K reporting  under Item 5. "Other  Events" to report that the
                 Company  had  appointed  a  new  President  and  CEO  and a new
                 Chairman.

                 On October 31, 2003, the Company filed a Current Report on Form
                 8-K reporting  under Item 5. "Other  Events" to report that the
                 Company  announced  plans to issue  financial  results  for the
                 Company on November 3, 2003.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                             DEL GLOBAL TECHNOLOGIES CORP.

                                             /s/ Walter F. Schneider
                                             ---------------------------------
                                             Walter F. Schneider
                                             Chief Executive Officer
                                             and President

                                             /s/ Thomas V. Gilboy
                                             --------------------------------
                                             Thomas V. Gilboy
                                             Chief Financial Officer,
                                             Vice President

Dated:  December 12, 2003

