Form 10-Q
period 2004-01-31
DEL GLOBAL TECHNOLOGIES CORP
filed 2004-03-15
CIK 27748

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934.

             For the quarterly period ended January 31, 2004
                                 or

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes  / /       No /X/

The number of shares of  Registrant's  common stock  outstanding as of March 12,
2004 was 10,335,048.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            Table of Contents

Part I. Financial Information:                                         Page No.
                                                                       --------

   Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the Three and Six Months    3
       Ended January 31, 2004 and February 1, 2003

       Consolidated Balance Sheets - January 31, 2004 and August 2, 2003   4-5

       Consolidated Statements of Cash Flows for the Six Months Ended
       January 31, 2004 and February 1, 2003                                 6

       Notes to Consolidated Financial Statements                         7-17

   Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     18-26

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk      26

   Item 4.  Controls and Procedures                                         27

Part II. Other Information:

   Item 1.  Legal Proceedings                                            29-31

   Item 6.  Exhibits and Reports on Form 8-K                                32

   Signatures                                                               34

   Certifications                                                        35-40

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                  (Unaudited)

                              Three Months Ended        Six Months Ended
                            January 31,  February 1,  January 31,  February 1,
                                  2004         2003         2004         2003
                            ----------   ----------   ----------   ---------
 NET SALES                    $29,903      $26,135       $51,545     $51,868

 COST OF SALES                 23,594       20,587        40,757      41,104
                            ---------    ---------     ---------    --------
 GROSS MARGIN                   6,309        5,548        10,788      10,764
                            ---------    ---------     ---------    --------
 Selling, general and
   administrative               5,601        5,571         9,889      10,980
 Research and development         425          734           731       1,046
 Litigation settlement costs    3,199            -         3,199           -
 Impairment of goodwill and
   other intangible assets      1,453            -         1,453           -
 Facilities reorganization
   costs                            -          219             -         453
                           ----------    ---------    ----------    --------
 Total operating expenses      10,678        6,524        15,272      12,479
                           ----------    ---------    ----------    --------
 OPERATING LOSS                (4,369)        (976)       (4,484)     (1,715)

 Interest expense                 331          357           647         713
 Other expense/(income)            19           31           (52)       (472)
                           ----------    ---------    ----------    --------
 LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST       (4,719)      (1,364)       (5,079)     (1,956)

 INCOME TAX PROVISION           7,356        4,761         7,539       4,788
                           ----------    ---------    ----------    --------
 NET LOSS BEFORE MINORITY
   INTEREST                   (12,075)      (6,125)      (12,618)     (6,744)

 MINORITY INTEREST                279          130           346         117
                           ----------   ---------   -----------    ---------
 NET LOSS                    $(12,354)     $(6,255)      (12,964)    $(6,861)
                           ===========   =========   ===========   =========
 LOSS PER COMMON SHARE:

 BASIC AND DILUTED             $(1.20)     $ (0.60)       $(1.25)     $(0.66)
                               =======     =======        ======      ======
 Weighted average number of
   common shares outstanding,
   basic and diluted       10,332,548   10,347,515    10,332,548  10,347,515
                           ==========   ==========    ==========  ==========

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                               January 31,         August 2,
                                                     2004              2003
                                            -------------      -------------

   CURRENT ASSETS
   Cash and cash equivalents                      $ 3,985            $ 1,381

   Trade receivables (net of allowance
    for doubtful accounts of $1,523 and
    $1,232 at January 31, 2004 and
    August 2, 2003, respectively)                  25,986             17,063

   Inventory - Net                                 18,032             18,448
   Deferred income tax asset - current                732              2,591
   Prepaid expenses and other current
    assets                                            984                730
                                             ------------      -------------
      Total current assets                         49,719             40,213

   REFUNDABLE INCOME TAXES                             66                 55
   FIXED ASSETS - Net                               8,854              9,293
   DEFERRED INCOME TAX ASSET-NON CURRENT              853              6,148
   GOODWILL                                         1,911              3,239
   INTANGIBLES - Net                                  136                333
   OTHER ASSETS                                     1,576              1,211
                                            -------------     --------------

      TOTAL ASSETS                                $63,115            $60,492
                                            =============     ==============

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               January 31,         August 2,
                                                     2004              2003
                                            -------------      -------------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 5,610             $ 6,446
   Current portion of long-term debt                 727                 655
   Accounts payable - trade                       18,662               8,990
   Accrued liabilities                             9,471               7,730
   Litigation settlement reserves                  5,600               2,553
   Income taxes payable                              587                 241
                                            ------------      --------------
      Total current liabilities                   40,657              26,615

NON-CURRENT LIABILITIES
   Long-term debt                                  5,446               5,312
   Subordinated note                               1,875               1,788
   Other long-term liabilities                     2,770               2,545
                                            ------------      --------------

      Total liabilities                           50,748              36,260
                                            ------------      --------------

MINORITY INTEREST IN SUBSIDIARY                    1,743               1,253
                                            ------------      --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized  20,000,000  shares;
     Issued and outstanding - 10,976,081 at
     January 31, 2004 and August 2, 2003           1,097               1,097
   Additional paid-in capital                     63,701              63,682
   Accumulated other comprehensive gain            1,153                 563
   Accumulated deficit                           (49,781)            (36,817)
   Less common stock in treasury - 643,533
     shares at January 31, 2004 and August 3,
     2002                                         (5,546)             (5,546)
                                            -------------     --------------

      Total shareholders' equity                  10,624              22,979
                                            ------------      --------------

   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 63,115            $ 60,492
                                            ============      ==============

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)
                                                    Six Months Ended
                                              Jan. 31,2004     Feb. 1, 2003
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(12,964)       $(6,861)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization                     1,038          1,243
  Deferred income tax provision                     7,171          4,730
  Impairment of intangible assets                   1,453              -
  Imputed interest - Subordinated note                 88             96
  Minority interest                                   346            117
  Stock based compensation expense                     19            104
  Loss on sale of fixed assets                         43             16
  Unrealized loss on marketable securities              -              3

  Changes in operating assets and liabilities:
  (Increase)Decrease in trade receivables          (8,022)         1,076
  Decrease in inventory                             1,090          1,578
  Decrease in income taxes receivable                   -          3,992
  (Increase) decrease  in prepaid expenses and
    other current assets                             (217)           947
  (Increase)Decrease in other assets                 (299)           118
  Increase in accounts payable - trade              9,068          1,016
  Increase in litigation settlement reserve         3,199              -
  Increase(decrease) in accrued liabilities         1,372         (2,228)
  Increase(decrease) in income taxes payable          341           (182)
  Other                                                72            (18)
                                              -----------    -----------
Net cash provided by operating activities           3,798          5,747
                                              -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed asset purchases                              (133)         (1,227)
                                              ----------      ----------
Net cash used in investing activities                (133)         (1,227)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank borrowings                     (1,208)        (3,293)
                                              -----------     ----------
Net cash used in financing activities              (1,208)        (3,293)
                                              -----------     ----------
EFFECT OF EXCHANGE RATE CHANGES                       147             59
                                              -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS             2,604          1,286
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       1,381            895
                                              -----------     ----------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                         $ 3,985       $ 2,181
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

FINANCIAL CONDITION AND LIQUIDITY

As discussed in the  Contingencies  footnote herein, in February 2004 Del Global reached an agreement in principle with the US Government  regarding a settlement of the civil  and  criminal  aspects  of the  Department  of  Defense's  (DoD's)
investigation  into  certain  business  practices  at its  RFI  subsidiary.  The settlement  would include the Company  pleading guilty to one criminal count and agreeing to pay fines and  restitution to the US Government of $4,600 if paid by
June 30,  2004  and  $5,000  if paid by  September  30,  2004.  There  can be no assurance  that the  Company  will  enter into a binding  agreement  with the US
Government regarding the settlement, or that the terms will not be changed.

Del Global  expects to work with the DoD to avoid any future  limitations on the ability of the  Company  to do  business  with U.S.  Government  entities.  Such limitations could include the U.S. Government seeking a "debarment" or exclusion of the Company from doing business with U.S. Government entities for a period of time. Because management  believes that it has been responsive in addressing the problems that  affected RFI in the past,  the Company  believes this  settlement will not limit or interrupt its ability to service the  governmental and defense sectors of its business.

As of January 31, 2004,  the Company does not have  sufficient  cash balances or borrowing  availability under its lending facilities to fund the $5,000 required by the  settlement  with the US  Government on September 30, 2004 or to fund the lesser amounts stipulated upon earlier payment.

As of January 31,  2004,  the Company was out of  compliance  with the  Adjusted
Earnings,  Adjusted US Earnings,  Senior Debt Ratio,  and Fixed Charge  Coverage
Ratio  covenants  of its lending  facility  with General  Electric  Capital Corp
"(GECC").  In March  2004,  the  Company  received  a waiver  of these  covenant defaults  from GECC and signed a Fourth  Amendment to the credit  facility  with
GECC. This Fourth Amendment (i) includes  revisions to the financial  covenants,
(ii) provides for a $100 waiver fee payable  immediately  and a $500 fee payable to GECC earned immediately but payable upon the sale of a subsidiary or division of the  Company  that would  provide  sufficient  proceeds  to repay all amounts outstanding under the GECC Facility, (iii) includes the elimination of the early termination  fee under the GECC facility,  (iv) contains the consent of GECC for the  Company  to  obtain  funding  from a junior  lender  to fund  the  proposed settlement  regarding the DOD matter,  (v) replaces the existing  prime rate and
LIBOR pricing with pricing based on 30 day  Commercial  Paper plus 3.5% and (vi)
requires  the  Company  to have  entered  into a  written  settlement  agreement regarding  the DOD matter on terms  acceptable to GECC and to have paid the U.S.
Government  an amount not to exceed  $5,000 with respect to such  settlement  by
September 30, 2004.  While the Company  expects to be able to meet these revised covenants,  there can be no assurance  that the Company will be able to continue to meet them. If the Company were to breach the covenants, GECC could accelerate the amounts due under and foreclose on assets securing the GECC Facility and the
Company  would be forced to seek  alternative  sources of  funding  for its debt repayment  obligations.  Previously,  the Company has breached certain financial covenants in the GECC Facility,  including in the fourth quarter of fiscal 2003, for which it has obtained waivers of non-compliance.

The  Company's  Board of  Directors  has  retained  Imperial  Capital,  LLC,  an investment  bank, to assist the Company in exploring all strategic  alternatives to raise the additional funding necessary to fund the proposed settlement and to maximize returns to shareholders.

In particular,  such alternatives  include potential financings and asset sales.
The Company would be required to obtain an amendment to, or other accommodations in, its  existing  credit  facility  from its current  U.S.  lender prior to the consummation of any additional financing or asset sales.

The Company's  present  lenders have  indicated a  willingness  to work with the
Company on these  strategic  alternatives.  Presently  management  has  received initial  term sheets from lenders  that would  provide for the  repayment of the existing lender and additional borrowings necessary to fund the DOD settlement.

There can be no assurance that the additional  capital  required to fund the DOD settlement will be available to the Company either through a replacement  lender or through  asset  sales on terms  acceptable  to the  Company or at all. If the
Company is unable to fund the settlement with the US Government,  it is possible the US  Government  could  seek  injunctive  relief or other  civil or  criminal actions.

STOCK BASED COMPENSATION

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards  under  those  plans  consistent with the methods  recommended  by SFAS 123, the  Company's net loss and net loss per share for the three and six months  ended  January 31, 2004 and  February 1,
2003 would have been stated at the pro forma amounts indicated below:

                                Three Months Ended     Six Months Ended
                                ------------------     -----------------
                                Jan. 31, Feb. 1,       Jan. 31,   Feb. 1,
                                 2004     2003           2004      2003
                               -------   -------       -------   -------
Net loss - as reported        $(12,354)   $(6,255)     $(12,964)  $(6,861)

  Add: Total stock-based
  awards determined under
  fair value method               (114)      (161)         (228)     (322)
                               -------    -------       -------   -------
Proforma Net loss             $(12,468)   $(6,416)     $(13,192)  $(7,183)
                               =======    =======       =======   =======
Loss per share -
Basic and diluted

  As reported                  $ (1.20)    $(0.60)      $ (1.25)   $(0.66)
  Proforma                     $ (1.21)    $(0.62)      $ (1.28)   $(0.69)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial  Accounting  Standards Board ("FASB") issued FASB
Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In
December  2003,  the FASB issued FIN No. 46  (Revised)  ("FIN  46-R") to address certain FIN 46  implementation  issues.  This  interpretation  requires that the assets,  liabilities,  and results of activities of a Variable  Interest  Entity
("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional  disclosures by primary  beneficiaries and other significant  variable interest holders.  For entities  acquired or created before  February 1, 2003, this  interpretation  is effective no later than the end of the first interim or annual  reporting period ending after March 15, 2004,  except for those VIE's that are  considered  to be special purpose entities,  for which the effective date is no later than the end of the first interim or annual  reporting period ending after December 15, 2003.
For all  entities  that were  acquired  subsequent  to January  31,  2003,  this interpretation  is effective  as of the first  interim or annual  period  ending after  December 31, 2003.  The  adoption of this  interpretation  did not have a material impact on the Company's consolidated financial statements.

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

                   January 31, 2004                 August 2, 2003
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization
Non-Compete
Agreements       $     -        $     -           $   902        $   738

Distribution
Network              653            517               653            484
                 -------        -------           -------        -------
Total            $   653        $   517           $ 1,555        $ 1,222
                 =======        =======           =======        =======

Amortization  expense for  intangible  assets during the three and six months of fiscal year 2004 was $36 and $72, respectively, and for fiscal year 2003 was $36 and $72, respectively.  Estimated amortization expense for the remainder of 2004 and the succeeding fiscal years is as follows:

     2004 (remainder)           33
     2005                       66
     2006                       37

There are no components of intangible assets that have an indefinite life.

Due to continuing  operating losses at the Company's Del High Voltage  division, the Company  concluded that sufficient  indicators of impairment were present to warrant a review of the goodwill and intangible  assets of this reporting  unit.
In accordance  with the provisions of SFAS 142,  based on a recent  valuation of this reporting unit, the Company compared the implied fair value of the goodwill to the actual carrying value as of January 31, 2004, and concluded an impairment loss of $1,328 had occurred. Accordingly, a charge of $1,328 was recorded during the  second  quarter  of  fiscal  year  2004  on the  accompanying  Consolidated
Statement of Operations.

The  Company  also  conducted  an  impairment  test  of the  carrying  value  of non-compete  agreements related to the Del High Voltage division.  In accordance with the  provision of SFAS 144, the Company  compared the expected  future cash flows related to the non-compete  agreements to the carrying value and concluded and impairment loss of $125 had occurred.  Accordingly,  the Company  recorded a charge of $125 during the second quarter of fiscal year 2004 on the accompanying
Consolidated Statement of Operations.

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

                                          January 31, 2004     August 2, 2003
                                         -----------------   ------------------
 Raw materials and purchased parts          $ 15,696             $ 15,161
 Work-in-process                               2,927                3,757
 Finished goods                                3,479                3,377
                                          ----------           ----------
                                              22,102               22,295
 Less allowance for obsolete and excess
  inventory                                   (4,070)              (3,847)
                                         -----------           ----------
        Total inventory, net                $ 18,032            $ 18,448
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

During the first six months of fiscal  2004,  the Company  incurred  payments of
$476 related to warranty  claims  submitted  and accrued $999 related to product warranties  issued  during the first six months of fiscal  2004.  The  liability related to  warranties  is  included  in accrued  expenses  on the  accompanying
Consolidated  Balance  Sheets  and is $1,193 and $670 at  January  31,  2004 and
August 2, 2003, respectively.

DEFERRED INCOME TAX ASSET

Deferred  income  tax  assets  and  liabilities  represent  the  effects  of the differences  between the income tax basis and financial  reporting  basis of the assets and  liabilities  at the tax rates  expected at the time the deferred tax liability or asset is expected to be settled or realized.  Based on  information and forecasts  available as of August 2003, the Company  recorded a net deferred income tax asset of $8,739,  with $2,591  classified  as a current asset and the balance of $6,148 as a long term asset.

Based on an evaluation conducted in February 2004, management concluded that due to recent  results being lower than  originally  anticipated,  it was prudent to establish an additional  valuation  allowance of $1,859 against current deferred tax assets and $5,312  against  long term  deferred  tax assets.  The  valuation allowance  was  computed  by  estimating  the  amount of future  taxable  income expected over the net operating loss carryforward  period, and that estimate was based principally on the Company's recent  performance.  The valuation allowance recorded  is the  estimate  of the amount of  deferred  tax assets that are more likely than not to go unrealized by the Company.

A corresponding amount of $7,171 was charged to the income tax provision for the three and six month  periods  ended  January 31, 2004 to reflect this  valuation allowance. The total income tax provision, including the valuation allowance and tax provision amounts recorded at Villa, was $7,356 and $7,539 for the three and six month periods ended January 31, 2004,  respectively.  The Company  estimates that it is more likely than not the  remaining  deferred  asset will be utilized against  future  operating  profits;  however,  no assurances  can be given that results of operations will generate profits in the future.

COMPREHENSIVE LOSS

Comprehensive  loss  for  the  Company  includes  foreign  currency  translation adjustments  and net loss reported in the Company's  Consolidated  Statements of
Operations.

Comprehensive loss for 2004 and 2003 was as follows:

                             Three Months Ended          Six Months Ended
                          January 31,   February 1,   January 31,   February 1,
                                2004         2003           2004         2003
                          ----------    -----------  ----------    -----------
Net loss                  $ (12,354)       $(6,255)    (12,964)        $(6,861)
Foreign currency
  translation adjustments        513            285        590             291
                            --------      ---------    --------      ---------
 Comprehensive loss         $(11,841)       $(5,970)   (12,374)         (6,570)
                            =========     =========    =========     =========

LOSS PER SHARE
                             Three Months Ended          Six Months Ended
                          January 31,   February 1,   January 31,   February 1,
                                2004         2003           2004         2003
                          ----------    -----------  ----------    -----------
Numerator:
   Net loss                 $(12,354)      $(6,255)     (12,964)      $(6,861)
                          ==========     =========    ==========    =========
Denominator:
 Denominator for basic loss per share -
  Weighted average shares
    outstanding            10,332,548    10,347,515   10,332,548    10,347,515
  Effect of dilutive
    securities                     -             -            -             -
                          -----------    ----------  -----------    ----------
 Denominator for diluted
    loss per share         10,332,548    10,347,515   10,332,548    10,347,515
                          ===========    ==========   ==========    ==========
Loss per basic and
  diluted common share        $ (1.20)      $ (0.60)     (1.25)        $(0.66)
                          ===========    ==========   ===========   ==========

Common  shares  outstanding  for the current  period and prior period ended were reduced by 643,533 shares of treasury  stock.  The computation of diluted shares outstanding does not include 2,112,790 and 2,165,055  employee stock options and

                                       12

1,065,000 and 1,065,000 warrants to purchase Company common stock, as of January
31, 2004 and February 1, 2003, respectively, because the effect of their assumed conversion would be anti-dilutive.

SEGMENT INFORMATION

The  Company  has  three  reportable  segments:  Medical  Systems  Group,  Power
Conversion Group and Other. The "Other" segment includes  unallocated  corporate costs. Interim segment information is as follows:

                                        Medical     Power
For three months ended                  Systems     Conversion
January 31, 2004                        Group       Group      Other    Total
-----------------------                 ---------   --------  ------   -------
Net Sales to Unaffiliated Customers       $23,834   $  6,069       -   $29,903
Cost of sales                              18,128      5,466       -    23,594
                                          -------   --------   ------   ------
Gross margin                                5,706        603       -   $ 6,309

Operating expenses                          3,726      1,530   $  770    6,026
Litigation settlement costs                     -      3,199        -    3,199
Impairment of Goodwill                          -      1,453        -    1,453
                                           ------    -------   ------   ------
Total operating expenses                    3,726      6,182      770   10,678
                                           ------    -------   ------   ------
Operating income / (loss)                 $ 1,980   $(5,579)   $ (770) $(4,369)
                                           ======    =======   ======   ======

                                        Medical     Power
For three months ended                  Systems     Conversion
February 1, 2003                        Group       Group     Other      Total
-----------------------                 -------   ---------  ------   --------
Net Sales to Unaffiliated Customers      $15,274   $10,861         -   $26,135
Cost of sales                             11,528     9,059         -    20,587
                                         -------  ---------  -------  --------
Gross margin                               3,746     1,802         -     5,548

Operating expenses                         3,017     2,247   $ 1,041     6,305
Facilities reorganization costs                -       285       (66)      219
                                        --------   --------  -------    ------
Total operating expenses                   3,017     2,532       975     6,524
                                        --------   -------   -------   -------
Operating income / (loss)                 $  729     $ (730) $  (975)  $  (976)
                                         ========  ========    ======  =======

                                        Medical     Power
For six months ended                    Systems     Conversion
January 31, 2004                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers      $37,535   $ 14,010       -    $51,545
Cost of sales                             28,544     12,213       -     40,757
                                         -------   --------   -------   ------
Gross margin                               8,991      1,797       -     10,788

Operating expenses                         6,106      3,200   $1,314    10,620
Litigation settlement costs                    -      3,199        -     3,199
Impairment of Goodwill                         -      1,453        -     1,453
                                          ------    -------   ------    ------
Total operating expenses                   6,106      7,852    1,314    15,272
                                          ------    -------   ------    ------
Operating income / (loss)                 $2,885   $(6,055)  $(1,314)  $(4,484)
                                          ======    =======   ======    ======

                                         Medical    Power
For six months ended                     Systems    Conversion
February 1, 2003                         Group      Group     Other      Total
-----------------------                  -------  ----------  ------   --------
Net Sales to Unaffiliated Customers       $27,342   $24,526        -   $51,868
Cost of sales                              21,065    20,039        -    41,104
                                          -------  ---------  ------  --------
Gross margin                                6,277     4,487        -    10,764

Operating expenses                          5,669     4,222   $ 2,135   12,026
Facilities reorganization costs                 -       389        64      453
                                         --------   --------  -------   ------
Total operating expenses                    5,669     4,611     2,199   12,479
                                         --------   -------   -------   ------
Operating income / (loss)                 $  608     $ (124)  $(2,199) $(1,715)
                                         ========  ========    ======  =======

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

In December 2003,  the Company signed a consent  agreement with the Staff of the
SEC for a  settlement  of the SEC's claims  against the Company that  included a previously announced penalty of $400 and an injunction against future violations of the antifraud,  periodic reporting, books and records and internal accounting control  provisions of the federal securities law. The settlement is subject to, among other things final approval by the Commission and court  approval.  We can give no assurance that this settlement will receive final Commission approval or court approval.

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

Department of Defense ("DOD") Investigation - On March 8, 2002, RFI Corporation,
a subsidiary of the Company and part of the Power Conversion Group segment,  was served  with a  subpoena  by the US  Attorney  Eastern  District  of New York in
connection with an investigation  by the US Department of Defense  ("DOD").  RFI
supplies electro magnetic  interference  filters for  communications and defense applications.  Since March 2002,  the DOD has been  investigating  certain  past practices  at RFI which  date back  more  than six  years and  pertain  to RFI's
Military Specification testing, record keeping and general operating procedures.
Management retained special counsel to represent the Company on this matter. The
Company has  cooperated  fully with this  investigation,  including  voluntarily providing  employees to be  interviewed  by the Defense  Criminal  Investigative
Services division of the DOD.

In June 2003,  the  Company was advised  that the US  Government  was willing to
enter  into   negotiations   regarding  a   comprehensive   settlement  of  this
investigation.  Prior to the preliminary  discussions  with the US Government in
June 2003,  the Company had no basis to estimate  the  financial  impact of this
investigation.   Based  on  preliminary   settlement  discussions  with  the  US
Government,  discussions  with the Company's  legal advisors,  consideration  of settlements  reached by other  parties in  investigations  of this  nature,  and consideration of the Company's capital  resources,  management then developed an estimate  of the  low  end of  the  potential  range  of the  financial  impact.
Accordingly,  during the third  quarter of fiscal 2003,  the Company  recorded a charge of $2,347  which  represents  its  estimate  of the low end of a range of potential fines and legal and professional fees.

In February  2004,  Del Global  reached an agreement  in  principle  with the US
Government  regarding  settlement of the civil and criminal aspects of the DOD's investigation.  The settlement  would include the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of
$4,600 if paid by June 30, 2004 and $5,000 if paid by September 30, 2004.  There can be no assurance  that the Company will enter into a binding  agreement  with the US Government regarding the proposed settlement,  or that the terms will not be  changed.  The  Company  will need to raise  additional  capital to fund this settlement.  There can be no assurance that additional capital will be available to the Company on terms acceptable to the Company or at all.

In connection with this settlement,  Del Global  recognized an additional charge of  approximately  $3,199 in the second  quarter  of fiscal  2004.  This  charge represents  the  difference  between the $2,347  charge  taken  during the third quarter  of fiscal  2003,  and the up to $5,000 in fines and  restitution,  plus estimated legal and professional fees, related to this settlement. The liability associated with these charges is included in Litigation  settlement  reserves on the accompanying balance sheet.

Del Global  expects to work with the DOD to avoid any future  limitations on the ability of the  Company  to do  business  with U.S.  Government  entities.  Such limitations could include the U.S. Government seeking a "debarment" or exclusion of the Company from doing business with U.S. Government entities for a period of time. Because management  believes that it has been responsive in addressing the problems that  affected RFI in the past,  the Company  believes this  settlement will not limit or interrupt its ability to service the  governmental and defense sectors of its  business.  There can be no  assurance  that a debarment  will be avoided and that the Company  will be able to generate  sufficient  funds to pay either the $5 million in fines or  restitution  or  accelerate  payment to pay a reduced amount.

The  Company's  Board of  Directors  has  retained  Imperial  Capital,  LLC,  an investment  bank, to assist the Company in exploring all strategic  alternatives to raise the additional  funding necessary to fund the proposed  settlement with the US Government  regarding the DoD  investigation,  and to maximize returns to shareholders.  In particular, such alternatives include potential financings and asset sales.  The Company  would be required to obtain an amendment to, or other accommodations  in, its existing  credit  facility from its current U.S.  lender prior to the consummation of any additional financing or asset sales.

Shareholder  Suit - On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement  agreement entered into by the
Company.  The  motion  seeks  damages  in the  amount  of $1,250  together  with interest,  costs and disbursements,  and a declaration that $2,000 in promissory notes  issued as part of the class action  settlement  are  immediately  due and payable,  as the value of damages  due to the  Company's  failure to  complete a registration  statement related to the common shares underlying certain warrants granted in the class action  settlement.  The Company  filed  opposition to this matter on March 5, 2004. In addition, the Company intends to file a registration statement related to the warrant shares in March 2004. The Company believes that the motion for  summary  judgment  is without  merit and  intends to  vigorously defend this matter. There can be no assurances,  however,  that the Company will be  successful  in  defending  this  motion  or that  the SEC will  declare  the registration statement for the warrant shares effective.

ERISA  Matters - During the year ended July 28, 2001,  management of the Company concluded  that  violations  of the Employee  Retirement  Income  Security  Act,
("ERISA")  existed  relating  to a defined  benefit  plan for which  accrual  of benefits  had been  frozen as of  February 1, 1986.  The  violations  related to excess  concentrations of the Common stock of the Company in the plan assets. In
July 2001,  management of the Company decided to terminate this plan, subject to having  available  funds  to  finance  the plan in  accordance  with  rules  and regulations  relating  to  terminating  pension  plans.  This  plan has not been terminated yet, but the Company expects to start the process of terminating this plan in fiscal 2004. At time of settlement,  the Company  expects to recognize a
related  charge  of  approximately  $500,   including  a  cash  disbursement  of
approximately $200.

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

In addition,  the Company's Board of Directors  elected at the Company's  Annual
Meeting of Shareholders held on May 29, 2003 had previously reviewed the "change in control"  provisions  regarding payments totaling up to approximately  $1,800 under the employment  agreement between the Company and Mr. Park. As a result of this review and based upon,  among other things,  the advice of special counsel, the  Company's  Board of Directors  determined  that no  obligation to pay these amounts has been  triggered.  Prior to his departure from the Company on October
10, 2003, Mr. Park orally informed the Company that,  after reviewing the matter with his counsel,  he believed that the obligation to pay these amounts had been triggered.  On October 27, 2003,  the Company  received a letter from Mr. Park's counsel  demanding payment of certain sums and other  consideration  pursuant to the Company's  employment  agreement  with Mr. Park,  including  these change in control  payments.  On November 17, 2003, the Company filed a complaint  against
Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park,  and that an amendment to the  employment  contract with Mr.
Park  regarding  advancement  and  reimbursement  of legal fees is  invalid  and unenforceable.  Mr. Park  answered  the  complaint  and  asserted  counterclaims seeking  payment  from the  Company  based on his  position  that a  "change  in control" occurred in June 2003. Mr. Park is also seeking other  consideration he believes he is owed under his employment agreement. The Company filed a reply to
Mr. Park's  counterclaims  denying that he is entitled to any of these payments.
If paid in a lump sum, these payments may have a material  adverse effect on the
Company's liquidity.  It is not possible to predict the outcome of these claims.
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

Other Legal Matters - On October 6, 2003, Carmelo Guiseppe Ammendola, a minority shareholder  of Villa,  served a summons  on Villa in the Civil  Court of Milan,
Italy, challenging the terms of certain related party transactions between Villa and the Company  relating to  intercompany  pricing and a management  fee. After negotiations  related to this  matter,  the Company and Mr.  Ammendola  signed a
Letter of Agreement indicating their intent to find an amicable solution to this matter with the goal of canceling the Italian Civil Court proceedings.  Although there can be no  assurances,  management  believes  that the  resolution of this action  will not have a material  adverse  effect on the  financial  position or results of operations of either Villa or the Company.

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

DEFERRED INCOME TAXES

We account for deferred  income taxes in accordance  with Statement of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby we recognize an asset  related to our net operating  loss carry  forwards and other temporary differences between financial reporting basis and income tax basis. As of August 2, 2003, this deferred income tax asset represented  approximately 14%
of our  total  assets.  The  valuation  of  our  deferred  tax  assets  and  the recognition  of tax benefits in each period  assumes  future  taxable income and profitability.  We periodically evaluate the likelihood of the recoverability of our deferred tax asset  recognized,  based upon our actual operating results and expectations of future operating profits.

During  February  2004, as part of its  customary six month  planning and review cycle,  management updated each business units' forecasts for the second half of fiscal 2004.  After reviewing the second half  expectations,  coupled with lower than expected first half operating  results and the uncertain  economic outlook, management  concluded that it was prudent to increase the valuation allowance to
$15.1  million  against  both  long and  short-term  deferred  tax  assets.  The valuation  allowance  was computed by  estimating  the amount of future  taxable income  expected  over the net  operating  loss  carryforward  period,  and that estimate  was  based  principally  on  the  Company's  recent  performance.  The valuation  allowance  recorded is the  estimate  of the amount of  deferred  tax assets that are more likely than not to go unrealized by the Company.

An amount of $7.2 million was recorded as an income tax  provision for the three and six month periods  ended  January 31, 2004.  We  anticipate  that it is more likely than not the remaining deferred tax asset will be utilized against future operating  profits or as an offset to dividend  income  received  from out Villa subsidiary.  However,  we can make no assurances that our business will generate profits in the future.

Other  than  the  establishment  of  a  valuation  allowance,   we  recorded  no
adjustments  to our current or deferred  tax  accounts  during the first half of fiscal 2004 with the  exception  of current tax  provision  amounts  recorded at
Villa Sistemi, our foreign subsidiary.

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
The most significant  estimates in interim  reporting relate to the valuation of finished goods inventories.  For certain  subsidiaries,  for interim periods, we estimate  the  amount of labor and  overhead  costs  related to  finished  goods inventories.  As of January 31, 2004,  finished goods represented  approximately
15.7% of the gross carrying value of our total gross  inventory.  We believe the estimation methodologies used to be appropriate and consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated  net sales of $29.9  million for the second  quarter of fiscal 2004 increased by $3.8 million or 14.4% from fiscal 2003 second  quarter net sales of
$26.1 million,  with decreases at the Power Conversion Group more than offset by increases at our Medical  Systems  Group.  The Medical  Systems  Group's  second quarter  fiscal 2004 sales of $23.8  million  improved by $8.6  million or 56.0%
from the prior year's second quarter with increases at  international  locations partially offset by a $1.2 million decline at domestic locations, plus favorable exchange rate effects from the translation of Villa's financial  statements from euros.  These  results  included an $8.5 million order to the Ministry of Social
Services in Mexico.  The Power  Conversion  Group's  second  quarter fiscal 2004 sales of $6.1  million  decreased  by $4.8  million,  or 44.1% from last  year's levels,  primarily  due to  decreases  in  Explosive  Detection  System  ("EDS")
business and the shift to in-house  production of components  formerly purchased from us by a large customer.

Consolidated  net sales of $51.5  million for the first half of fiscal 2004 were slightly less than the $51.9 million  reported in the first half of fiscal 2003, with decreases at the Power Conversion Group offsetting increases at our Medical
Systems Group.  The Medical  Systems  Group's first half of fiscal 2004 sales of
$37.5 million improved by $10.2 million,  or 37.3%,  from the prior year's first six months,  with increases at international  locations  offsetting a decline at domestic locations, plus favorable exchange rate effects from the translation of
Villa's  financial  statements  from euros.  This increase in sales included the second  quarter  fiscal  2004  shipment  of $8.5  million to  Mexico.  The Power
Conversion  Group's first half fiscal 2004 sales of $14.0  million  decreased by
$10.5  million or 42.9% from last year's  levels,  primarily due to decreases in
Explosive Detection System ("EDS") business and the shift to in-house production of components formerly purchased from us by a large customer, both of which took place after the end of last year's second quarter.

Consolidated  backlog at January 31, 2004 was $22.0  million  versus  backlog at
August  2,  2003 of  approximately  $26.3  million.  The  backlog  in the  Power
Conversion  Group  decreased $4.8 million from levels at beginning of the fiscal year partially  offset by a $0.4 million  increase in the backlog at our Medical
Systems  Segment.  Substantially  all of the backlog  should result in shipments within the next 12 months.

Gross margins as a percent of sales were 21.1% for the second  quarter of fiscal
2004,  compared  to 21.2% in the  second  quarter  of  fiscal  2003.  The  Power
Conversion  Group's  margins  for the second  quarter of fiscal  2004 were 9.9%, versus 16.6% in the prior year quarter.  The prior year's second quarter margins reflected  shipments of higher margin EDS product  partially offset by depressed margins at RFI due to the DOD  investigation.  Second  quarter fiscal 2004 Power
Conversion  group  margins  also  benefited  from an  approximate  $0.7  million reduction  in  labor  and  overhead  resulting  from  the  consolidation  of the
Hicksville facility completed during the second half of fiscal 2003. The Medical
Systems  Group's fiscal 2004 second quarter gross margins of 23.9% were slightly below the 24.5% level in the prior year second  quarter due to a slightly  lower gross  margin  on a large  sale in Mexico  at  Villa,  offset by higher  margins domestically due to cost control measures.

Selling,  General and Administrative expenses ("SG&A") for the second quarter of fiscal 2004 were $5.6 million (18.7% of sales),  compared to $5.6 million (21.3%
of sales) in the prior year's second  quarter.  The decline in SG&A as a percent of sales is due to the higher sales volume.

SG&A  expenses  for the first half of fiscal  2004 were $9.9  million  (19.2% of sales),  compared  to $11.0  million  (21.2% of sales) in the same period in the prior year.  The decline in SG&A was  generated  in the first  quarter of fiscal
2004 as a result of reduced corporate legal and accounting costs,  reductions in headcount and the consolidation of the Hicksville facility.

We have reached an agreement in principal with the U.S.  Government  regarding a settlement  of the  civil  and  criminal  aspects  of the  previously  disclosed
Department of Defense ("DoD")  investigation  of our RFI subsidiary (See Part II
Item 1 "Legal  Proceedings").  The settlement would include the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US
Government  of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by
September 30, 2004.

In connection with this settlement,  Del Global  recognized an additional charge for Litigation settlement costs of approximately $3,199 in the second quarter of fiscal 2004.  This charge  represents the  difference  between the $2,347 charge taken during the third quarter of fiscal 2003,  and the up to $5,000  million in fines and restitution,  plus estimated legal and professional  fees,  related to this  settlement.  The  liability  associated  with these charges is included in
Litigation settlement reserves on the accompanying balance sheet There can be no assurance  that the  Company  will  enter into a binding  agreement  with the US
Government  regarding  the  proposed  settlement,  or that the terms will not be changed.  The  Company  will  need to  raise  additional  capital  to fund  this settlement.  There can be no assurance that additional capital will be available to the Company on terms acceptable to the Company or at all.

During the second quarter of fiscal 2004, due to the continued  operating losses at the  High  Voltage  division,  we wrote  off $1.5  million  in  goodwill  and intangible  assets  associated with this business.  The High Voltage division is part of the Power Conversion Group.

As a result  of the  foregoing,  we  recognized  a second  quarter  fiscal  2004 operating loss of $4.4 million  compared to an operating loss of $1.0 million in the second  quarter of fiscal 2003.  The Medical  Systems  Group posted a second quarter fiscal 2004 operating  profit of $2.0 million,  offset by a $5.6 million operating loss at the Power Conversion Group, and unallocated corporate costs of
$0.8 million.  For the first six months, we recognized an operating loss of $4.5 million,  compared  to an  operating  loss of $1.7  million in the first half of fiscal  2003.  The Medical  Systems  Group  posted an  operating  profit of $2.9 million in the first half of fiscal  2004,  offset by a $6.1  million  operating loss at the Power  Conversion  Group  and  unallocated  corporate  costs of $1.3 million.

Interest expense for the first six months and second quarter of fiscal 2004 were lower than the prior year's comparable  periods due to decreased  borrowings and lower interest rates.

During the first six months of fiscal 2003, the Company  recognized other income of $0.5 million related to the settlement of a dispute in connection with a 1999 product  line  acquisition.  During  the first six  months of fiscal  2004,  the
Company recognized other income of $0.1 million,  which included $0.2 million of income related to favorable  settlements of product royalty disputes,  offset by foreign exchange losses at the Villa subsidiary.

Provision  for income taxes for the three and six month period ended January 31,
2004  reflects  the  establishment  of a $7.2  million  deferred  tax  valuation allowance  as  discussed  in Critical  Accounting  Policies,  above.  Management periodically  evaluates the likelihood of the recoverability of the deferred tax asset recognized on our balance sheet. Based on management analysis,  we believe it is more  likely  than not that the  remaining  deferred  tax  assets  will be realized.  Other  than  establishing  a  valuation  allowance,  we  recorded  no adjustments to our current or deferred tax accounts  during the first six months of fiscal 2004, with the exception of current tax provision  amounts recorded at
Villa Sistemi, our foreign subsidiary. During the three and six month periods of fiscal year 2003,  we had  recorded a deferred tax  valuation  allowance of $4.7 million.

Reflecting the above, we recorded net losses of $12.4 million or $1.20 per share in the second quarter of fiscal 2004, as compared to a net loss of $6.3 million, or $0.60 per share,  in the second quarter of the prior year. Our loss was $13.0 million or $1.25 per share in the first half of this year  compared to a loss of
$6.9 million or $0.66 per share for the first half of fiscal 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPIAL RESOURCES

We fund our  investing and working  capital needs through a combination  of cash flow from operations and short-term credit facilities.

Working  Capital - At January 31, 2004 and August 2, 2003,  our working  capital was approximately $9.8 million and $13.6 million,  respectively.  At such dates, we had approximately  $4.0 million and $1.4 million,  respectively,  in cash and cash equivalents.  As of January 31, 2004 we had  approximately  $1.5 million of excess borrowing availability under our domestic revolving credit facility.

In addition,  as of January 31, 2004,  our Villa  subsidiary has an aggregate of approximately  $7.6 million of excess borrowing  availability  under its various short-term  credit  facilities.  Terms of the Italian  credit  facilities do not permit the use of borrowing  availability to finance operating activities at our
U.S. subsidiaries.

Cash Flows from Operating Activities - For the six months ended January 31, 2004 the  Company  generated  approximately  $3.8  million  of cash from  operations, compared to a  generation  of $5.7 million in the six months of the prior fiscal year.  Contributing  to cash  generation  in the first half of fiscal  2004 were increases  in  trade  payables  and  accrued  liabilities  partially  offset  by increases  in accounts  receivable.  The first half of fiscal 2003  included the collection of approximately  $4.0 million in income tax receivable.  This income tax receivable was the result of filing amended tax returns and carryback claims for fiscal 1997  through  2001 due to a change in the tax laws  permitting  loss carry-backs of five years from two years.

Cash Flows from  Investing  Activities  - We have  expended  approximately  $0.1 million for facility improvements and capital equipment for the six months ended
January 31, 2004. We anticipate  fiscal 2004 capital  expenditures will continue to be lower than the  expenditures  in fiscal 2003 due to the  completion of the facility  consolidation  work in Valhalla  and the HVAC  system in Italy  during fiscal 2003.

Cash Flows from Financing Activities - During the first quarter of fiscal 2004, we repaid a total of approximately $1.2 million of indebtedness on our domestic and Italian borrowings.

The following table summarizes our contractual  obligations,  including debt and operating leases at August 2, 2003: (in thousands)

            Obligations                                 Within     2-3        4-5      After 5
                                           Total (1)    1 Year    Years      Years      Years
                                           ---------    ------    -----      -----      -----

Long-Term Debt Obligations                  $2,895      $508      $1,037    $  771      $  579
Capital Lease Obligations                    3,072       148         358       641       1,925
Subordinated Note                            2,000         -           -     2,000           -
Operating Lease Obligations                  1,873       959         897        17           -
                                            ------     -----      ------    ------      ------
Total Contractual Cash Obligations          $9,840     $1,615     $2,292    $3,429      $2,504
                                            ======     ======     =======   ======      ======

(1)   In  addition,  as of August 2, 2003 we had  approximately  $6.2 million in revolving  credit debt in the U.S. and $0.2 million in Italy.  The Italian credit  facilities  are  generally  renewed  on a yearly  basis and the US
      Credit  Facility  matures in December  2004. The maturity of the US Credit
      Facility  is subject to  acceleration  upon  certain  events of default as defined in the credit agreement, including uncured covenant defaults. Upon maturity,  the Company  anticipates  refinancing any balances remaining on the U.S. facility.

Credit  Facility and Borrowing - The Company has a $10 million senior  revolving credit agreement entered into on June 10, 2002 with Transamerica Corporation. In
January  2004,  General  Electric  Credit  Corporation  ("GECC")  completed  the
acquisition  of   Transamerica   Corporation   and  assumed  the  ownership  and
administration of our US credit facility. This facility, as amended,  expires on
December 31, 2004. Interest under this US credit facility is based on thirty day commercial paper rates plus a margin of 3.5%. The interest rate on the revolving line of  credit  was 4.75% at August 2,  2003 and  January  31,  2004.  The GECC
Facility is subject to  commitment  fees of 3/8% on the daily unused  portion of the facility,  payable  monthly.  Under terms of the GECC Facility,  interest is calculated  based on the  higher of the  actual  balance,  or a floor  revolving credit balance of $5 million.  The GECC Facility is secured by substantially all of the Company's accounts  receivable,  inventory,  and fixed assets in the U.S.
The terms of the GECC  Facility  require  the  Company  to comply  with  various operational  and financial  covenants,  and place  limitations  on the Company's ability to make capital expenditures and to pay dividends.

As of January 31,  2004,  the Company was out of  compliance  with the  Adjusted
Earnings,  Adjusted US Earnings,  Senior Debt Ratio,  and Fixed Charge  Coverage
Ratio  covenants of the GECC  Facility.  In March 2004,  the Company  received a waiver of these covenant defaults from GECC and signed a Fourth Amendment to the credit facility with GECC. This Fourth  Amendment (i) includes  revisions to the financial covenants, (ii) provides for a $100,000 waiver fee payable immediately and a $500,000 fee payable to GECC earned immediately but payable on the earlier to occur of (a) the expiration  date of the GECC Facility and/or (b) the date of repayment  of all  amounts  outstanding  under and the  termination  of the GECC
Facility,  (iii) includes the elimination of the early termination fee under the
GECC  facility,  (iv)  contains  the  consent of GECC for the  Company to obtain funding from a junior lender to fund the proposed  settlement  regarding the DOD matter,  (v)  replaces the  existing  prime rate and LIBOR  pricing with pricing based on 30 day Commercial Paper plus 3.5% and (vi) requires the Company to have entered into a written  settlement  agreement  regarding the DoD matter on terms acceptable  to GECC and to have paid the US  Government  an amount not to exceed
$5.0 million with respect to such  settlement by September  30, 2004.  While the
Company  expects to be able to meet  these  revised  covenants,  there can be no assurance that the Company will be able to continue to meet them. If the Company were to breach the  covenants,  GECC could  accelerate the amounts due under and foreclose on assets  securing the GECC  Facility and the Company would be forced to seek  alternative  sources of  funding  for its debt  repayment  obligations.
Previously,  the Company has breached  certain  financial  covenants in the GECC
Facility,  including  in the  fourth  quarter of fiscal  2003,  for which it has obtained waivers of non-compliance.

The Company  will record  additional  interest  expense of $600,000 in the third quarter of fiscal 2004 to reflect the additional  financing  charges  associated with this Waiver and Fourth Amendment.

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

As of January 31, 2004,  the Company has a minimum  liability and  corresponding debit in other  comprehensive  income to account for the unfunded  status of its defined  benefit plan, in accordance  with SFAS No. 87. In accordance  with SFAS
No. 88, at the time of final  settlement of the pension  plan,  the Company will recognize an expense to the statement of operations for the amount of such debit to other comprehensive  income,  adjusted for the difference between the cost to settle the pension obligation and the amount of the recorded net liability. This plan has not been  terminated  yet, but the Company expects to start the process of  terminating  this plan in fiscal 2004.  At time of  settlement,  the Company expects to recognize a related charge of approximately $0.5 million, including a cash disbursement of approximately $0.2 million.

In March 2004, we intend to file a registration  statement with the SEC covering the issuance of one million shares of our common stock underlying  warrants that were issued to certain  shareholders in connection with the previous shareholder litigation.  Prior to  completing  this  registration  statement  and  having it declared effective,  we must  satisfactorily  respond to any questions raised by the  SEC in its  review  of the  registration  statement,  and  there  can be no assurances  that the SEC will declare the  registration  statement  effective in fiscal  2004.  Should the SEC declare  this  registration  statement  effective, shareholders  would  be able to  exercise  the  warrants  issued  as part of the shareholder  litigation  settlement and purchase the Company's common stock at a price of $2 per share.  These  warrants  are also  callable  by the Company at a price of $0.25 per warrant,  if the Common Stock trades at or above $4 per share for ten (10) consecutive  days. We anticipate  using any proceeds  received from the exercise of the warrants to pay down our GECC Facility.

As described in "Legal  Proceedings" Part II, Item 1 below, on February 6, 2004, a motion was filed for summary  judgment to enforce a January  2002 class action settlement  agreement  entered into by the Company.  The motion seeks damages in the amount of $1,250,000, together with interest, costs and disbursements, and a declaration  that  $2,000,0000  in promissory  notes issued as part of the class action  settlement are immediately due and payable,  as the value of damages due to the Company's failure to complete the registration statement noted above. The
Company filed  opposition to this matter on March 5, 2004. The Company  believes that the motion for summary  judgment is without merit and intends to vigorously defend this matter.  There can be no assurances however that the Company will be successful in defending this motion.

As  described  in "Legal  Proceedings"  Part II,  Item 1 below,  management  had previously  developed an estimate of the low end of the  potential  range of the financial impact of a potential comprehensive  settlement with the DOD regarding an ongoing  investigation of our RFI subsidiary.  Accordingly,  during the third quarter of fiscal  2003,  based on  available  information  as of that time,  we recorded a charge of $2.3 million, which represented our estimate of the low end of a range of potential  fines and legal and  professional  fees.  The liability associated with this charge is included in Litigation settlement reserves on the accompanying balance sheet.

In February  2004,  Del Global  reached an agreement  in  principle  with the US
Government regarding a settlement of the civil and criminal aspects of the DOD's investigation.  The settlement  would include the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of
$4.6 million if paid by June 30, 2004 and $5.0 million if paid by September  30,
2004.  There can be no  assurance  that the  Company  will  enter into a binding agreement with the US Government regarding the proposed settlement,  or that the terms will not be changed.  The Company will need to raise additional capital to fund this settlement.  There can be no assurance that additional capital will be available to the Company on terms acceptable to the Company or at all.

The  Company's  Board of  Directors  has  retained  Imperial  Capital,  LLC,  an investment  bank, to assist the Company in exploring all strategic  alternatives to raise the  additional  funding  necessary to meet its  obligations  under the
potential  DoD  settlement,   and  to  maximize  returns  to  shareholders.   In
particular,  such alternatives include potential financings and asset sales. The
Company would be required to obtain an amendment to, or other accommodations in, its  existing  credit  facility  from  its  current  U.S.  lender  prior  to the consummation of any additional financing or asset sales.

In connection with this settlement,  Del Global  recognized an additional charge of approximately  $3.2 million in the second quarter of Fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of Fiscal 2003, and the up to $5 million in fines and restitution,  plus estimated legal and professional fees, related to this settlement. The liability associated with these charges is included in Litigation  settlement  reserves on the accompanying balance sheet.

Del Global  expects to work with the DoD to avoid any future  limitations on the ability  of the  Company  to do  business  with  US  Government  entities.  Such limitations  could include the US Government  seeking a "debarment" or exclusion from doing  business with US Government  entities for a period of time.  Because management  believes that it has been responsive in addressing the problems that affected RFI in the past, the Company believes this settlement will not limit or interrupt  its ability to service the  governmental  and defense  sectors of its business.  There can be no assurance  that a debarment  will be avoided and that the  Company  will be able to  generate  sufficient  funds to pay  either the $5 million in fines or restitution or accelerate payment to pay a reduced amount.

The  Company's  Board of Directors  elected at the Company's  Annual  Meeting of
Shareholders  held  on May  29,  2003  has  reviewed  the  "change  in  control"
provisions  regarding  payments totaling up to approximately  $1.8 million under the  employment  agreement  between the Company and its former  Chief  Executive

Officer,  Samuel  Park.  As a result of this review and based upon,  among other things,  the advice of special  counsel,  the  Company's  Board of Directors has determined that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the
Company that, after reviewing the matter with his counsel,  he believed that the obligation to pay these  amounts has been  triggered.  On October 27, 2003,  the
Company received a letter from Mr. Park's counsel  demanding  payment of certain sums and other consideration pursuant to the Company's employment agreement with
Mr. Park, including these change in control payments.  On November 17, 2003, the
Company filed a complaint  against Mr. Park seeking a declaratory  judgment that no change in control  payment was or is due to Mr. Park and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and  unenforceable.  Mr. Park  answered the  complaint and asserted  counterclaims  seeking  payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these  payments.  If paid in a lump  sum,  these  payments  may have a  material adverse  effect on the  Company's  liquidity.  It is not possible to predict the outcome of these  claims;  however,  the Company's  Board of Directors  does not believe that such a claim is reasonably  likely to result in a material decrease in the Company's liquidity in the foreseeable future.

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

We anticipate that cash generated from strategic  alternatives,  including asset sales and additional  financings,  operations and amounts  available from credit facilities  will  be  sufficient  to  satisfy  our  obligations  under  the  DoD
Settlement  and currently  projected  operating cash needs for at least the next twelve months, and for the foreseeable  future.  However,  there is no assurance that any  alternatives  will be available to the Company on acceptable  terms at such time or at all.

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

In  the  ordinary  course  of  business,  the  Company  routinely  enhances  its information  systems by either upgrading its current systems or implementing new systems.  There were no changes in the Company's  internal  controls or in other factors that could  significantly  affect these  controls,  during the Company's second fiscal quarter ended January 31, 2004 that have materially  affected,  or are reasonably likely to materially  affect, the Company's internal control over financial reporting.

A control  system,  no matter how well conceived and operated,  can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent  limitations in all control systems,  no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                          PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

Securities and Exchange Commission ("SEC") Investigation - On December 11, 2000,
the Division of Enforcement of the SEC issued an Order  designating SEC officers to take  testimony  and  requiring  the  production  of  certain  documents,  in connection  with  matters  giving  rise to the  need to  restate  the  Company's previously issued financial statements.  In conjunction with this investigation, the Company provided numerous documents and cooperated fully with the SEC staff.

In December 2003,  the Company signed a consent  agreement with the Staff of the
SEC for a  settlement  of the SEC's claims  against the Company that  included a previously  announced  penalty of  $400,000  and an  injunction  against  future violations of the antifraud,  periodic reporting, books and records and internal accounting  control  provisions of the federal securities law. The settlement is subject to,  among other  things,  final  approval by the  Commission  and court approval.  We can give no assurance  that this  settlement  will  receive  final approval by the Commission or court approval.

Previously,  the Company had reached an agreement  in principle  with the SEC on these settlement  terms,  which management  believed provided a reasonable basis for estimating the financial impact of this SEC investigation.  As a result, the
Company  recorded a charge of $685,000 in the fourth quarter of fiscal year 2002 related  to the  agreement  in  principle  with the SEC  staff,  which  includes associated legal costs.

Department of Defense ("DOD") Investigation - On March 8, 2002, RFI Corporation,
a subsidiary of the Company and part of the Power Conversion Group segment,  was served  with a  subpoena  by the US  Attorney  Eastern  District  of New York in
connection with an investigation  by the US Department of Defense  ("DOD").  RFI
supplies  electromagnetic  interference  filters for  communications and defense applications.  Since March 2002,  the DOD has been  investigating  certain  past practices  at RFI,  which  date back more  than six years and  pertain  to RFI's
Military Specification testing, record keeping and general operating procedures.
Management retained special counsel to represent the Company on this matter. The
Company has  cooperated  fully with this  investigation,  including  voluntarily providing  employees to be  interviewed  by the Defense  Criminal  Investigative
Services division of the DOD.

In June 2003,  the  Company was advised  that the US  Government  was willing to
enter  into   negotiations   regarding  a   comprehensive   settlement  of  this
investigation.  Prior to the preliminary  discussions  with the US Government in
June 2003,  the Company had no basis to estimate  the  financial  impact of this
investigation.   Based  on  preliminary   settlement  discussions  with  the  US
Government,  discussions  with the Company's  legal advisors,  consideration  of settlements  reached by other  parties in  investigations  of this  nature,  and consideration of the Company's capital  resources,  management then developed an estimate  of the  low  end of  the  potential  range  of the  financial  impact.
Accordingly,  during the third  quarter of fiscal 2003,  the Company  recorded a charge of $2,347,000 which represented its estimate of the low end of a range of potential fines and legal and professional fees.

In February  2004,  Del Global  reached an agreement  in  principle  with the US
Government regarding a settlement of the civil and criminal aspects of the DOD's investigation.  The settlement  would include the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of
$4.6 million if paid by June 30, 2004 and $5.0 million if paid by September  30,
2004.  There can be no  assurance  that the  Company  will  enter into a binding agreement with the US Government regarding the proposed settlement,  or that the terms will not be changed.  The Company will need to raise additional capital to fund this settlement.  There can be no assurance that additional capital will be available to the Company on terms acceptable to the Company or at all.

In connection with this settlement,  Del Global  recognized an additional charge of approximately  $3.2 million in the second quarter of Fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of Fiscal 2003, and the up to $5 million in fines and restitution,  plus estimated legal and professional fees, related to this settlement. The liability associated with these charges is included in Litigation  settlement  reserves on the accompanying balance sheet as of August 2, 2003 and January 31, 2004.

Del Global  expects to work with the DoD to avoid any future  limitations on the ability  of the  Company  to do  business  with  US  Government  entities.  Such limitations  could include the US Government  seeking a "debarment" or exclusion from doing  business with US Government  entities for a period of time.  Because management  believes that it has been responsive in addressing the problems that affected RFI in the past, the Company believes this settlement will not limit or interrupt  its ability to service the  governmental  and defense  sectors of its business.

The  Company's  Board of  Directors  has  retained  Imperial  Capital,  LLC,  an investment  bank, to assist the Company in exploring all strategic  alternatives to raise the additional  funding necessary to meet its obligations under the DoD settlement,  and to  maximize  returns  to  shareholders.  In  particular,  such alternatives  include potential financings and asset sales. The Company would be required to obtain an  amendment  to, or other  accommodations  in, its existing credit  facility from its current U.S.  lender prior to the  consummation of any additional financing or asset sales.

Shareholder  Litigation - On February 6, 2004, a motion for summary  judgment to enforce a settlement  agreement  entered  into by the Company in January,  2002, related to a class  action  suit filed  against  the  Company,  was filed in the
United States  District  Court,  Southern  District of New York by Philip Maley,
Gene Waters and Patsy Waters,  on behalf of themselves and all others  similarly situated.  The motion seeks an order and judgment  that the Company has breached the settlement  agreement and seeks damages in the amount of $1,250,000 together with  interest,  costs  and  disbursements,  and a  declaration  declaring  that promissory  notes,  in the aggregate  amount of $2,000,000 that were part of the settlement, are immediately due and payable, as the value of damages suffered by the Class due to the  Company's  failure to  register  with the  Securities  and
Exchange  Commission  shares  of  the  Company's  common  stock  underlying  the
1,000,000  warrants  issued in  settlement  of the  action.  The  Company  filed opposition to this matter on March 5, 2004, which set forth numerous procedural, legal, and factual opposition to the motion.  Plaintiffs reply papers are due to be filed by March 19, 2004. The Company expects to file a Form S-3  Registration

Statement with the Securities and Exchange  Commission in March 2004 to register the shares of the Company's common stock underlying the warrants at issue.

The Company  believes that the motion for summary  judgment is without merit and intends to vigorously  defend this matter.  There can be no  assurances  however that the Company will be successful in defending this motion.

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
As a result,  the Company recorded a charge of $200,000 during the first quarter of fiscal  2004 to accrue the  balance  remaining  under Mr.  Park's  employment agreement.

In addition,  the Company's Board of Directors  elected at the Company's  Annual
Meeting of Shareholders held on May 29, 2003 had previously reviewed the "change in control"  provisions  regarding  payments  totaling up to approximately  $1.8 million under the  employment  agreement  between the Company and Mr. Park. As a result of this review and based upon, among other things,  the advice of special counsel,  the Company's Board of Directors  determined that no obligation to pay these amounts has been  triggered.  Prior to his  departure  from the Company on
October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel,  he believed  that the  obligation to pay these amounts has been triggered.  On October 27, 2003, the Company received a letter from Mr.
Park's  counsel  demanding  payment  of  certain  sums and  other  consideration pursuant to the Company's  employment  agreement with Mr. Park,  including these change in control payments.  On November 17, 2003, the Company filed a complaint against  Mr.  Park  seeking a  declaratory  judgment  that no change in  control payment  was or is due to Mr.  Park  and  that an  amendment  to the  employment contract with Mr. Park regarding advancement and reimbursement of legal fees was invalid  and  unenforceable.  Mr.  Park  answered  the  complaint  and  asserted counterclaims  seeking  payment from the Company  based on his  position  that a

"change in  control"  occurred  in June 2003.  Mr.  Park is also  seeking  other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these  payments.  If paid in a lump  sum,  these  payments  may have a  material adverse  effect on the  Company's  liquidity.  It is not possible to predict the outcome of these claims.

Indemnification  Legal Expenses - Pursuant to  indemnification  and  undertaking agreements with certain former  officers,  directors and employees,  the Company has advanced legal expenses in connection with the Company's previously reported
accounting   irregularities   and  the  related   shareholder   litigation   and
governmental   enforcement  actions.  During  fiscal  2003,  the  Company  spent approximately  $310,000 in the  advancement of legal expenses  pursuant to these agreements.  Management  is unable to  estimate at this time the amount of legal fees that the  Company may have to pay in the future  related to these  matters.
Further,  there can be no  assurance  that those to whom we have been  advancing expenses  will  have the  financial  means  to repay  the  Company  pursuant  to undertaking  agreements that they executed,  if it is later determined that such individuals were not entitled to be indemnified.

Other Legal Matters - On October 6, 2003, Carmelo Guiseppe Ammendola, a minority shareholder  of Villa,  served a summons  on Villa in the Civil  Court of Milan,
Italy, challenging the terms of certain related party transactions between Villa and the Company  relating to  intercompany  pricing and a management  fee. After negotiations  related to this  matter,  the Company and Mr.  Ammendola  signed a
Letter of Agreement indicating their intent to find an amicable solution to this matter with the goal of canceling the Italian Civil Court proceedings.  Although these can be no  assurances,  management  believes  that the  resolution of this action  will not have a material  adverse  effect on the  financial  position or results of operations of either Villa or the Company.

In addition,  the Company is a defendant in several other legal actions  arising from the normal  course of  business  in various US and  foreign  jurisdictions.
Management  believes  the Company has  meritorious  defenses to such actions and that the outcomes will not be material to the Company's  consolidated  financial statements.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a: Exhibits

  10.30*     Waiver, Consent and Fourth Amendment to Loan and Security Agreement
             dated as of March 12,  2004  among Del Global  Technologies  Corp.,
             Bertan High Voltage Corp., RFI Corporation, and Del Medical Imaging
             Corp.  (Borrowers)  and General  Electric  Credit Corp  ("GECC") as
             successor in interest to Transamerica Business Capital Corporation.

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

                     *filed herewith

             b: Reports on Form 8-K

             On November 4, 2003, the Company filed a Current Report on Form 8-K under Item 5. "Other  Events," Item 7. "Financial  Statements,  Pro
             Forma Financial Information and Exhibits," and Item 12. "Results of
             Operations  and  Financial  Condition" to report that the Company's
             Medical  Systems  Group had received an $8.5 million order from the government of Mexico and a $1.0 million  order from the  government of Vietnam,  and that the Company  announced  operating results for the fiscal year ended August 2, 2003 and the last fiscal quarter of that fiscal year.

             On December 1, 2003, the Company filed a Current Report on Form 8-k under Item 5. "Other  Events," Item 7. "Financial  Statements,  Pro
             Forma   Financial   Information  and  Exhibits,"  to  announce  the
             appointment  of three new directors and the date of its 2004 Annual
             Meeting of Stockholders.

             On December 15, 2003,  the Company  filed a Current  Report on Form
             8-K under Item 5. "Other  Events," Item 7.  "Financial  Statements,
             Pro  Forma  Financial  Information  and  Exhibits,"  and  Item  12.
             "Results of Operations and Financial  Condition" to report that the
             Company  announced that it had signed a consent  agreement with the

             SEC staff,  that the Company is continuing its discussions with the
             U.S.  Government in connection  with the  investigation  at its RFI subsidiary  and that on  November  17,  2003,  it filed a complaint against its prior CEO, Samuel Park, and that the Company  announced operating results for the fiscal year 2004 first quarter.

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

                                             DEL GLOBAL TECHNOLOGIES CORP.

                                             /s/ Walter F. Schneider
                                             -----------------------
                                             Walter F. Schneider
                                             Chief Executive Officer
                                             and President

                                             /s/ Thomas V. Gilboy
                                             -----------------------
                                             Thomas V. Gilboy
                                             Chief Financial Officer,
                                             Vice President

Dated:  March 15, 2004

