Form 10-Q/A
period 2004-01-31
DEL GLOBAL TECHNOLOGIES CORP
filed 2004-04-08
CIK 27748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

[X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2004

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-3319
                         ------------------------------

                          Del Global Technologies Corp.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                           13-1784308
-------------------------------                   ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Commerce Park, Valhalla, NY                                10595
-------------------------------                   ------------------------------
(Address of principal executive                              (Zip Code)
offices)

                                 (914) 686-3600
                           ---------------------------
               Registrant's telephone number, including area code

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the  Securities  Exchange  Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports)  and (2) has been subject to such filing  requirements  for the past 90
days.                                                          Yes X     No.
                                                                  ---       ---
Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                    Yes       No. X
                                                                  ---       ---

The number of shares of Registrant's  Common Stock  outstanding on April 8, 2004 was 10,335,048.

                                       1

THE FORM 10-Q FOR THE QUARTER ENDED  JANUARY 31, 2004 FILED WITH THE  SECURITIES
AND EXCHANGE COMMISSION ON MARCH 15, 2004 IS HEREBY AMENDED TO ADD PART II, ITEM
4 AS FOLLOWS:

Item 4:    Submission of Matters to a Vote of Security Holders

     At the Company's  Annual Meeting of  Shareholders  held on January 14, 2004
(the "Annual Meeting"),  the Company's  shareholders elected the following eight directors to the  Company's  Board of Directors:  Suzanne M. Hopgood,  Gerald M.
Czarnecki,  David W. Wright,  Wallace  Barnes,  Edgar J. Smith,  Jr.,  Walter F.
Schneider, James R. Henderson and Michael J. Cheshire.

     The votes cast for all nominees were as follows:

                                  In Favor                       Withheld
                                  --------                       --------
Suzanne M. Hopgood               8,675,015                       566,808

Gerald M. Czarnecki              9,131,548                       110,575

David W. Wright                  9,132,579                       109,244

Wallace Barnes                   9,156,187                        85,636

Edgar J. Smith, Jr               8,000,320                     1,241,503

Walter F. Schneider              9,155,951                        85,872

James R. Henderson               9,128,228                       113,595

Michael J. Cheshire              8,025,524                     1,216,299

The votes cast for,  against and abstain to approve Deloitte & Touche LLP as the
Company's  independent auditors for the fiscal year ending July 31, 2004 were as follows:

     FOR 9,135,398             AGAINST 101,568                ABSTAIN 4,857

                                       2

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2004                      DEL GLOBAL TECHNOLOGIES CORP.

                                         /s/ Walter F. Schneider
                                         ---------------------------------------
                                         Walter F. Schneider
                                         Chief Executive Officer and President

                                         /s/ Thomas V. Gilboy
                                         ---------------------------------------
                                         Thomas V. Gilboy
                                         Chief Financial Officer, Vice President

                                       3