Form 10-Q
period 2004-05-01
DEL GLOBAL TECHNOLOGIES CORP
filed 2004-06-15
CIK 27748

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
      OF 1934.

                   For the quarterly period ended May 1, 2004
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

Yes  / /      No /X/

The number of shares of Registrant's  common stock outstanding as of June 9,2004 was 10,335,048.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            TABLE OF CONTENTS

Part I. Financial Information:                                         Page No.
                                                                       --------

   Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the Three and Nine Months
       Ended May 1, 2004 and May 3, 2003                                    3

       Consolidated Balance Sheets - May 1, 2004 and August 2, 2003         4-5

       Consolidated Statements of Cash Flows for the Nine Months Ended
       May 1, 2004 and May 3, 2003                                          6

       Notes to Consolidated Financial Statements                           7-18

   Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       19-27

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk     27

   Item 4.  Controls and Procedures                                        28

Part II. Other Information:

   Item 1.  Legal Proceedings                                              29-32

   Item 6.  Exhibits and Reports on Form 8-K                               33

   Signatures                                                              35

   Certifications                                                          36-39

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                  (Unaudited)

                              Three Months Ended        Nine Months Ended
                                May 1,       May 3,       May 1,      May 3,
                                  2004         2003         2004        2003
                            ----------   ----------   ----------   ---------
 NET SALES                    $24,413      $23,039       $75,958     $74,907

 COST OF SALES                 18,372       17,911        59,129      59,015
                            ---------    ---------     ---------    --------
 GROSS MARGIN                   6,041        5,128        16,829      15,892
                            ---------    ---------     ---------    --------
 Selling, general and
   administrative               3,976        5,478        13,865      16,458
 Research and development         413          702         1,144       1,748
 Litigation settlement costs        -        2,126         3,199       2,126
 Impairment of goodwill and
   other intangible assets          -            -         1,453           -
 Facilities reorganization
   costs                            -          253             -         706
                           ----------    ---------    ----------    --------
 Total operating expenses       4,389        8,559        19,661      21,038
                           ----------    ---------    ----------    --------
 OPERATING INCOME (LOSS)        1,652       (3,431)       (2,832)     (5,146)

 Interest expense                 915          315         1,562       1,028
 Other (income)expense           (52)           35          (104)       (437)
                           ----------    ---------    ----------    --------
 INCOME (LOSS) BEFORE INCOME
  TAXES AND MINORITY INTEREST     789       (3,781)       (4,290)     (5,737)

 INCOME TAX PROVISION             940          156         8,479       4,944
                           ----------    ---------    ----------    --------
 NET LOSS BEFORE
  MINORITY INTEREST              (151)      (3,937)      (12,769)    (10,681)

 MINORITY INTEREST                138          (11)          484         106
                           ----------    ---------   -----------    ---------
 NET LOSS                    $   (289)     $(3,926)     $(13,253)   $(10,787)
                           ===========   =========   ===========   =========
 LOSS PER COMMON SHARE:

 BASIC AND DILUTED            $ (0.03)     $ (0.38)       $(1.28)     $(1.04)
                              ========      =======       =======    =======
 Weighted average number of
   common shares outstanding,
   basic and diluted       10,332,548    10,338,140   10,332,548  10,344,390
                           ==========   ===========  ===========  ===========

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                                   May 1,         August 2,
                                                     2004              2003
                                            -------------      -------------

   CURRENT ASSETS
   Cash and cash equivalents                      $ 6,753            $ 1,381

   Trade  receivables  (net of  allowance
    for  doubtful  accounts of $1,408 and
    $1,232 at May 1, 2004 and August 2, 2003,
    respectively)                                  17,337             17,063

   Inventory - Net                                 17,132             18,448
   Deferred income tax asset - current                  -              2,591
   Prepaid expenses and other current
    assets                                            876                730
                                             ------------      -------------
      Total current assets                         42,098             40,213

   REFUNDABLE INCOME TAXES                              -                 55
   FIXED ASSETS - Net                               8,396              9,293
   DEFERRED INCOME TAX ASSET-NON CURRENT              927              6,148
   GOODWILL                                         1,911              3,239
   INTANGIBLES - Net                                  120                333
   OTHER ASSETS                                     1,554              1,211
                                            -------------     --------------

      TOTAL ASSETS                                $55,006            $60,492
                                            =============     ==============

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   May 1,         August 2,
                                                     2004              2003
                                            -------------      -------------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 5,294             $ 6,446
   Current portion of long-term debt                 806                 655
   Accounts payable - trade                       13,075               8,990
   Accrued liabilities                             8,324               7,730
   Litigation settlement reserves                  5,586               2,553
   Income taxes payable                              779                 241
                                            ------------      --------------
      Total current liabilities                   33,864              26,615

NON-CURRENT LIABILITIES
   Long-term debt                                  5,158               5,312
   Subordinated note                               1,921               1,788
   Other long-term liabilities                     2,690               2,545
                                            ------------      --------------

      Total liabilities                           43,633              36,260
                                            ------------      --------------

MINORITY INTEREST IN SUBSIDIARY                    1,326               1,253
                                            ------------      --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized  20,000,000  shares;
     Issued and outstanding - 10,976,081 at
     May 1, 2004 and August 2, 2003                1,097               1,097
   Additional paid-in capital                     63,713              63,682
   Accumulated other comprehensive gain              849                 563
   Accumulated deficit                           (50,066)            (36,817)
   Less common stock in treasury - 643,533
     shares at May 1, 2004 and August 3,
     2002                                         (5,546)             (5,546)
                                            -------------     --------------

      Total shareholders' equity                  10,047              22,979
                                            ------------      --------------

   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 55,006            $ 60,492
                                            ============      ==============

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)
                                                    Nine Months Ended
                                              May 1,2004     May 3, 2003
                                              ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(13,253)      $(10,787)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization                     1,533          1,856
  Deferred income tax provision                     7,903          4,730
  Impairment of intangible assets                   1,453              -
  Imputed interest - Subordinated note                133            131
  Minority interest                                   484            106
  Stock based compensation expense                     31            127
  Loss on sale of fixed assets                         72             97

  Changes in operating assets and liabilities:
  Decease in marketable securities                      -             45
  Decrease in trade receivables                       137          3,220
  Decrease in inventory                             1,731          2,004
  Decrease in income taxes receivable                   -          3,992
  (Increase) decrease  in prepaid expenses and
    other current assets                             (123)           962
  Decrease in refundable income taxes                  55             91
  (Increase)Decrease in other assets                 (302)           156
  Increase (decrease) in accounts payable - trade   3,866         (1,554)
  Provision for DOD settlement                      3,199         (2,347)
  Increase(decrease) in accrued liabilities           114         (2,658)
  Increase(decrease) in income taxes payable          525           (101)
  Other                                                42             23
                                              -----------      ---------
Net cash provided by operating activities           7,600          4,756
                                              -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed asset purchases                              (345)        (1,800)
                                                ----------     ---------
Net cash used in investing activities                (345)        (1,800)
                                               ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank borrowings                     (1,593)        (2,398)
  Dividend paid to Villa minority shareholders       (505)             -
                                               ----------      ---------
Net cash used in financing activities              (2,098)        (2,398)
                                               ----------      ---------
EFFECT OF EXCHANGE RATE CHANGES                       215             77
                                               ----------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS             5,372            635
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       1,381            895
                                               ----------      ---------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $ 6,753       $  1,530
                                               ==========      =========

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

FINANCIAL CONDITION AND LIQUIDITY

As discussed in the  Contingencies  footnote herein, in February 2004 Del Global reached an agreement in principle with the US Government  regarding a settlement of the civil  and  criminal  aspects  of the  Department  of  Defense's  (DOD's)
investigation  into  certain  business  practices  at its  RFI  subsidiary.  The settlement  would include the Company  pleading guilty to one criminal count and agreeing to pay fines and  restitution to the US Government of $4,600 if paid by
June 30,  2004  and  $5,000  if paid by  September  30,  2004.  There  can be no assurance  that the  Company  will  enter into a binding  agreement  with the US
Government regarding the settlement,  or that the terms will not be changed. The
Company  does not expect to have  funds  available  as early as June  30,2004 in order to pay the reduced settlement amount.

Del Global  expects to work with the DOD to avoid any future  limitations on the ability of the  Company  to do  business  with U.S.  Government  entities.  Such limitations could include the U.S. Government seeking a "debarment" or exclusion of the Company from doing business with U.S. Government entities for a period of time. Because management  believes that it has been responsive in addressing the problems that  affected RFI in the past,  the Company  believes this  settlement will not limit or interrupt its ability to service the  governmental and defense sectors of its business.

As of January  31,2004  the  Company  was out of  compliance  with the  Adjusted
Earnings,  Adjusted US Earnings,  Senior Debt Ratio,  and Fixed Charge  Coverage
Ratio  covenants  of its lending  facility  with General  Electric  Capital Corp
("GECC").  In March  2004,  the  Company  received  a waiver  of these  covenant defaults  from GECC and signed a Fourth  Amendment to the credit  facility  with
GECC. This Fourth Amendment (i) includes  revisions to the financial  covenants,
(ii) provides for a $100 waiver fee payable  immediately  and a $500 fee payable to GECC  earned  immediately  but  payable  on the  earlier  to occur of  (a)the expiration of the GECC Facility  and/or (b) the date of repayment of all amounts outstanding  under and the termination of the GECC Facility,  (iii) includes the elimination of the early termination fee under the GECC facility,  (iv) contains the consent of GECC for the Company to obtain  funding  from a junior  lender to fund the proposed settlement regarding the DOD matter, (v) replaces the existing prime rate and LIBOR pricing with pricing based on 30 day Commercial  Paper plus
3.5% and (vi)  requires the Company to have  entered  into a written  settlement agreement  regarding the DOD matter on terms acceptable to GECC and to have paid the U.S.  Government  an amount not to exceed $5.0  million with respect to such settlement  by  September  30,  2004.  The Company has included the $600 in fees associated with this amendment in Interest Expense for the three and nine months periods  ended  May  1,  2004  on the  accompanying  Consolidated  Statement  of
Operations. While the Company is in compliance with these covenants as of May 1,
2004,  there can be no  assurance  that the Company  will be able to continue to meet them. If the Company were to breach the  covenants,  GECC could  accelerate the amounts due under and foreclose on assets securing the GECC Facility and the
Company  would be forced to seek  alternative  sources of  funding  for its debt repayment  obligations.  Previously,  the Company has breached certain financial covenants in the GECC Facility,  including in the fourth quarter of fiscal 2003, for which it has obtained waivers of  non-compliance.  The GECC Facility expires on December 31, 2004. No assurances can be made that the Company will be able to renew or replace the GECC  Facility on terms  acceptable  to the Company,  or at all.

As of May 1,  2004,  the  Company  does not have  sufficient  cash  balances  or borrowing  availability under its lending facilities to fund the $5,000 required by the  settlement  with the US  Government on September 30, 2004 or to fund the lesser amounts stipulated upon earlier payment.

The  Company's  Board of  Directors  has  retained  Imperial  Capital,  LLC,  an investment  bank, to assist the Company in exploring all strategic  alternatives to raise the  additional  funding  necessary to fund the proposed DOD settlement and to maximize returns to shareholders.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards  under  those  plans  consistent with the methods  recommended  by SFAS 123, the  Company's net loss and net loss per share for the three and nine months  ended May 1, 2004 and May 3, 2003 would have been stated at the pro forma amounts indicated below:

                                Three Months Ended     Nine Months Ended
                                ------------------     -----------------
                                May 1,     May 3,        May 1,    May 3,
                                  2004      2003          2004      2003
                               -------   -------       -------   -------
Net loss - as reported        $ (289)   $(3,926)      $(13,253)  $(10,787)

  Add: Total stock-based
  awards determined under
  fair value method              (114)      (161)         (342)      (483)
                               -------    -------       -------   -------
Proforma Net loss             $  (403)   $(4,087)     $(13,595)  $(11,270)
                               =======    =======       =======   =======
Loss per share -
Basic and diluted

  As reported                 $ (0.03)    $(0.38)      $ (1.28)    $(1.04)
  Proforma                    $ (0.04)    $(0.40)      $ (1.32)    $(1.09)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial  Accounting  Standards Board ("FASB") issued FASB
Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In
December  2003,  the FASB issued FIN No. 46  (Revised)  ("FIN  46-R") to address certain FIN 46  implementation  issues.  This  interpretation  requires that the assets,  liabilities,  and results of activities of a Variable  Interest  Entity
("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional  disclosures by primary  beneficiaries and other significant  variable interest holders.  For entities  acquired  or  created  before  May 3,  2003,  this  interpretation  is effective no later than the end of the first interim or annual  reporting period ending after March 15, 2004,  except for those VIE's that are  considered  to be special purpose entities,  for which the effective date is no later than the end of the first interim or annual  reporting period ending after December 15, 2003.
For  all  entities  that  were  acquired   subsequent  to  May  1,  2003,   this
interpretation  is effective  as of the first  interim or annual  period  ending after  December 31, 2003.  The  adoption of this  interpretation  did not have a material impact on the Company's consolidated financial statements.

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

                     May 1, 2004                   August 2, 2003
                  ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization
Non-Compete
Agreements       $     -        $     -           $   902        $   738

Distribution
Network              653            533               653            484
                 -------        -------           -------        -------
Total            $   653        $   533           $ 1,555        $ 1,222
                 =======        =======           =======        =======

Amortization  expense for intangible  assets during the three and nine months of fiscal year 2004 was $16 and $89, respectively, and for fiscal year 2003 was $36 and $108, respectively. Estimated amortization expense for the remainder of 2004 and the succeeding fiscal years is as follows:

     2004 (remainder)         $ 16
     2005                       66
     2006                       38

There are no components of intangible assets that have an indefinite life.

At the  end of the  second  quarter  of  fiscal  year  2004,  due to  continuing operating  losses  at the  Company's  Del High  Voltage  division,  the  Company concluded  that  sufficient  indicators of impairment  were present to warrant a review  of the  goodwill  and  intangible  assets  of this  reporting  unit.  In accordance with the provisions of SFAS 142, based on a recent  valuation of this reporting  unit, the Company  compared the implied fair value of the goodwill to the actual  carrying  value as of January 31, 2004,  and concluded an impairment loss of $1,328 had occurred. Accordingly, a charge of $1,328 was recorded during the  second  quarter  of  fiscal  year  2004  on the  accompanying  Consolidated
Statement of Operations.

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

                                           May 1, 2004        August 2, 2003
                                         -----------------   ----------------
 Raw materials and purchased parts          $ 14,801            $ 15,161
 Work-in-process                               3,015               3,757
 Finished goods                                3,020               3,377
                                          ----------           ----------
                                              20,836              22,295
 Less allowance for obsolete and excess
  inventory                                   (3,704)             (3,847)
                                         -----------           ----------
        Total inventory, net                $ 17,132            $ 18,448
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

During the first nine months of fiscal 2004,  the Company  incurred  payments of
$691 related to warranty claims  submitted and accrued $1,206 related to product warranties  issued  during the first nine months of fiscal 2004.  The  liability related to  warranties  is  included  in accrued  expenses  on the  accompanying
Consolidated  Balance Sheets and is $1,184 and $670 at May 1, 2004 and August 2,
2003, respectively.

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

Based on an evaluation conducted in February 2004, management concluded that due to recent  results being lower than  originally  anticipated,  it was prudent to establish an additional  valuation  allowance of $1,859 against current deferred tax assets and $5,312  against  long term  deferred  tax assets.  The  valuation allowance  was  computed  by  estimating  the  amount of future  taxable  income expected over the net operating loss carryforward  period, and that estimate was based principally on the Company's recent  performance.  The valuation allowance recorded  is the  estimate  of the amount of  deferred  tax assets that are more likely than not to go  unrealized  by the  Company.  A  corresponding  amount of
$7,171 was charged to the income tax  provision for the six months ended January
1, 2004 to reflect this valuation allowance.

The total income tax provision, including the $7,171 valuation allowance and tax provision  amounts recorded at Villa, was $940 and $8,479 for the three and nine month periods ended May 1, 2004, respectively.  The provision of $940 recognized during the third  quarter  ended May 1, 2004  includes  $732 in US income  taxes recognized upon the receipt of a $1,922 intercompany dividend from the Company's
Villa Sistemi Medicali ("Villa") subsidiary located in Milan, Italy. The Company estimates  that it is more likely than not the remaining  deferred asset will be utilized against future operating profits;  however,  no assurances can be given that results of operations will generate profits in the future.

COMPREHENSIVE LOSS

Comprehensive  loss  for  the  Company  includes  foreign  currency  translation adjustments  and net loss reported in the Company's  Consolidated  Statements of
Operations.

Comprehensive loss for 2004 and 2003 was as follows:

                             Three Months Ended          Nine Months Ended
                              May 1,       May 3,         May 1,       May 3,
                                2004         2003           2004         2003
                          ----------    -----------  ----------    -----------
Net loss                    $  (289)      $(3,926)    $(13,253)     $ (10,787)
Foreign currency
  translation adjustments      (304)          202          286            493
                            --------     ---------    --------      ---------
 Comprehensive loss          $ (593)      $(3,724)    $(12,967)     $ (10,294)
                           =========     =========    ========      ==========

LOSS PER SHARE

                             Three Months Ended          Nine Months Ended
                              May 1,       May 3,         May 1,       May 3,
                                2004         2003           2004         2003
                          ----------    -----------  ----------    -----------
Numerator:
   Net loss               $      (289)      $(3,926)    $(13,253)     $(10,787)
Denominator:
 Denominator for basic
    loss per share -
  Weighted average shares
    outstanding            10,332,548    10,338,140   10,332,548    10,344,390
  Effect of dilutive
      securities                   -             -            -             -
                          -----------    ----------  -----------    ----------
 Denominator for diluted
    loss per share         10,332,548    10,338,140   10,332,548    10,344,390
                          ===========    ==========   ==========    ==========
(Loss) per basic and
  diluted common share    $     (0.03)    $   (0.38)  $    (1.28)     $  (1.04)
                          ===========    ==========   ===========   ==========

Common  shares  outstanding  for the current  period and prior period ended were reduced by 643,533 shares of treasury  stock.  The computation of diluted shares outstanding does not include 2,110,230 and 2,165,055  employee stock options and
1,065,000 and 1,065,000  warrants to purchase Company common stock, as of May 1,
2004  and May 3,  2003,  respectively,  because  the  effect  of  their  assumed conversion would be anti-dilutive.

SEGMENT INFORMATION

The  Company  has  three  reportable  segments:  Medical  Systems  Group,  Power
Conversion Group and Other. The "Other" segment includes  unallocated  corporate costs. Interim segment information is as follows:

                                        Medical      Power
For three months ended                  Systems   Conversion
May 1, 2004                              Group       Group    Other   Total
-----------------------                 --------- ---------- ------- -------
Net Sales to Unaffiliated Customers     $17,417   $  6,996        -  $24,413
Cost of sales                            13,346      5,026        -   18,372
                                        -------   --------   ------   ------
Gross margin                              4,071      1,970        -  $ 6,041

Operating expenses                        2,482      1,463   $  444    4,389
Litigation settlement costs                   -          -        -        -
Impairment of Goodwill                        -          -        -        -
                                        -------   --------   ------   ------
Total operating expenses                  2,482      1,463      444    4,389
                                        -------   --------   ------   ------
Operating income / (loss)               $ 1,589   $    507   $ (444) $ 1,652
                                        =======   ========   ======   ======
                                        Medical      Power
For three months ended                  Systems   Conversion
May 3, 2003                              Group       Group    Other   Total
-----------------------                 -------   ---------- ------   ------
Net Sales to Unaffiliated Customers     $13,415   $  9,624        -  $23,039
Cost of sales                            10,445      7,466        -   17,911
                                        -------   ---------  ------  -------
Gross margin                              2,970      2,158        -    5,128

Operating expenses                        2,865      2,250   $1,065    6,180
Litigation settlement costs (recovery)        -      2,347     (221)   2,126
Facilities reorganization costs               -        175       78      253
                                        -------   --------- -------    -----
Total operating expenses                  2,865      4,772      922    8,559
                                        -------   --------- -------   ------
Operating income / (loss)               $   105   $ (2,614)  $ (922) $(3,431)
                                        =======   ========= =======   ======

                                        Medical     Power
For nine months ended                   Systems   Conversion
May 1, 2004                              Group       Group    Other    Total
-----------------------                 -------   --------  -------   -------
Net Sales to Unaffiliated Customers     $54,952   $ 21,006        -   $75,958
Cost of sales                            41,890     17,239        -    59,129
                                        -------   --------   ------    ------
Gross margin                             13,062      3,767        -    16,829

Operating expenses                        8,588      4,663   $1,758    15,009
Litigation settlement costs                   -      3,199        -     3,199
Impairment of Goodwill                        -      1,453        -     1,453
                                        -------   --------   ------    ------
Total operating expenses                  8,588      9,315    1,758    19,661
                                        -------   --------   ------    ------
Operating income / (loss)               $ 4,474   $ (5,548) $(1,758)  $(2,832)
                                        =======   ========   ======    ======

                                         Medical    Power
For nine months ended                     Systems    Conversion
May 3, 2003                                 Group      Group    Other   Total
-----------------------                  -------  ----------  ------   --------
Net Sales to Unaffiliated Customers       $40,757   $34,150        -   $74,907
Cost of sales                              31,510    27,505        -    59,015
                                          -------  ---------  ------  --------
Gross margin                                9,247     6,645        -    15,892

Operating expenses                          8,534     6,472   $ 3,200   18,206
Litigation settlement costs (recovery)          -     2,347      (221)   2,126
Facilities reorganization costs                 -       564       142      706
                                         --------   --------  -------   ------
Total operating expenses                    8,534     9,383     3,121   21,038
                                         --------   -------   -------   ------
Operating income / (loss)                 $   713   $(2,738)  $(3,121) $(5,146)
                                         ========   =======   =======  =======

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

In May 2004,the  SEC's  Commissioners  approved a consent  agreement the Company signed with the Staff of the SEC in December  2003 for a settlement of the SEC's claims against the Company that included a previously  announced penalty of $400
and  an  injunction  against  future  violations  of  the  antifraud,   periodic
reporting,  books and records and internal  accounting control provisions of the federal securities law. The settlement remains subject to court approval. We can give no assurance that this settlement will receive court approval.

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
$4,600 if paid by June 30, 2004 and $5,000 if paid by September 30, 2004.  There can be no assurance  that the Company will enter into a binding  agreement  with the US Government regarding the proposed settlement,  or that the terms will not be  changed.  The  Company  will need to raise  additional  capital to fund this settlement.  There can be no assurance that additional capital will be available to the Company on terms  acceptable  to the Company or at all.  The Company does not expect to have funds  available as early as June 30,2004 in order to pay the reduced settlement amount.

In connection with this settlement,  Del Global  recognized an additional charge of  approximately  $3,199 in the second  quarter  of fiscal  2004.  This  charge represents  the  difference  between the $2,347  charge  taken  during the third quarter  of fiscal  2003,  and the up to $5,000 in fines and  restitution,  plus estimated legal and professional fees related to this settlement.  The liability associated with these charges is included in Litigation  settlement  reserves on the accompanying balance sheet.

Del Global  expects to work with the DOD to avoid any future  limitations on the ability of the  Company  to do  business  with U.S.  Government  entities.  Such limitations could include the U.S. Government seeking a "debarment" or exclusion of the Company from doing business with U.S. Government entities for a period of time. Because management  believes that it has been responsive in addressing the problems that  affected RFI in the past,  the Company  believes this  settlement will not limit or interrupt its ability to service the  governmental and defense sectors of its  business.  There can be no  assurance  that a debarment  will be avoided and that the Company  will be able to generate  sufficient  funds to pay either the $5,000 in fines or restitution or accelerate payment to pay a reduced amount.

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

Shareholder  Suit - On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement  agreement entered into by the
Company.  The  motion  seeks  damages  in the  amount  of $1,250  together  with interest,  costs and disbursements,  and a declaration that $2,000 in promissory notes  issued as part of the class action  settlement  are  immediately  due and payable, as the value of damages due to the Company's failure to timely complete a  registration  statement  related  to the  common  shares  underlying  certain warrants granted in the class action settlement. The Company filed opposition to this matter on March 5, 2004.  Plaintiffs  filed reply papers on March 19, 2004.
In addition,  the Company filed a registration  statement related to the warrant shares on March 23,2004, and it was declared effective by the SEC on May 7,2004.
The Company  believes that the motion for summary  judgment is without merit and intends to vigorously defend this matter.  There can be no assurances,  however, that the Company will be successful in defending this motion.

ERISA  Matters - During the year ended July 28, 2001,  management of the Company concluded  that  violations  of the Employee  Retirement  Income  Security  Act,
("ERISA")  existed  relating  to a defined  benefit  plan for which  accrual  of benefits  had been frozen as of May 3, 1986.  The  violations  related to excess concentrations  of the Common stock of the Company in the plan  assets.  In July
2001,  management  of the Company  decided to  terminate  this plan,  subject to having  available  funds  to  finance  the plan in  accordance  with  rules  and regulations  relating  to  terminating  pension  plans.  This  plan has not been terminated yet, but the Company expects to start the process of terminating this plan in calendar 2004. At time of settlement, the Company expects to recognize a
related  charge  of  approximately  $500,   including  a  cash  disbursement  of
approximately $200.

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

In addition,  the Company's Board of Directors  elected at the Company's  Annual
Meeting of Shareholders held on May 29, 2003 had previously reviewed the "change in control"  provisions  regarding payments totaling up to approximately  $1,800 under the employment  agreement between the Company and Mr. Park. As a result of this review and based upon,  among other things,  the advice of special counsel, the  Company's  Board of Directors  determined  that no  obligation to pay these amounts had been  triggered.  Prior to his departure from the Company on October
10, 2003, Mr. Park orally informed the Company that,  after reviewing the matter with his counsel,  he believed that the obligation to pay these amounts had been triggered.  On October 27, 2003,  the Company  received a letter from Mr. Park's counsel  demanding payment of certain sums and other  consideration  pursuant to the Company's  employment  agreement  with Mr. Park,  including  these change in control  payments.  On November 17, 2003, the Company filed a complaint  against
Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park,  and that an amendment to the  employment  contract with Mr.
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

SUBSEQUENT EVENTS

On April 7, 2004, the Company began employment  termination  proceedings against the General  Manager of its Villa  Subsidiary,  and on April 30,  2004,  she was
removed  from  her  position  as  Managing   Director  by  resolution  of  Villa
shareholders.  On April 29,2004 the former Managing  Director took a preliminary action which may ultimately  allow her to institute legal  proceedings  alleging certain damages based on a Change in Control  provision of her contract and seek various  additional  actions or damages available under Italian law. The Company believes the former Managing Director's Change in Control provision has not been violated and that her dismissal was justified in accordance  with the provisions of Italian law. The Company  continues to evaluate  this  situation  and has not recorded a provision  for possible  charges  associated  with this matter in the accompanying financial statements.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

This Management's  Discussion and Analysis of Financial Condition and Results of
Operations contains forward-looking statements within the meaning of the Private
Securities  Litigation Reform Act of 1995. These statements are based on current expectations  and the  current  economic  environment.  We  caution  that  these statements  are not guarantees of future  performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our  ability to  implement  our  business  plan,  retention  of  management, changing industry and competitive  conditions,  obtaining  anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory  matters,  including a settlement of the Department of Defense investigation on terms that we can afford and that does not include a debarment  from doing  business with the US  Government,  and favorable  general economic conditions. Actual results could differ materially from those expressed or implied in the forward-looking  statements.  Important  assumptions and other important  factors that could cause  actual  results to differ  materially  from those in the  forward-looking  statements are specified in the Company's filings with the Securities and Exchange Commission  including our Annual Report on Form
10-K for the fiscal year ended August 2, 2003.

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

During  February  2004, as part of its  customary six month  planning and review cycle,  management updated each business units' forecasts for the second half of fiscal 2004.  After reviewing the second half  expectations,  coupled with lower than expected first half operating  results and the uncertain  economic outlook, management  concluded  that it was  prudent  to record an  additional  valuation allowance of $7.2 million,  thereby increasing the total valuation  allowance to
$17.2  million  against  both  long and  short-term  deferred  tax  assets.  The valuation  allowance  was computed by  estimating  the amount of future  taxable income  expected  over the net  operating  loss  carryforward  period,  and that estimate  was  based  principally  on  the  Company's  recent  performance.  The valuation  allowance  recorded is the  estimate  of the amount of  deferred  tax assets that are more likely than not to go unrealized by the Company.

A  corresponding  amount of $7.2 million was recorded as an income tax provision for the three and six month periods  ended January 31, 2004. We anticipate  that it is more likely  than not the  remaining  deferred  tax asset will be utilized against future  operating  profits or as an offset to dividend  income  received from our Villa subsidiary.  However, we can make no assurances that our business will generate profits in the future.

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
The most significant  estimates in interim  reporting relate to the valuation of finished goods inventories.  For certain  subsidiaries,  for interim periods, we estimate  the  amount of labor and  overhead  costs  related to  finished  goods inventories.  As of May 1, 2004, finished goods represented  approximately 14.5%
of the gross  carrying  value of our  total  gross  inventory.  We  believe  the estimation methodologies used to be appropriate and consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated  net sales of $24.4  million  for the third  quarter of fiscal 2004 increased  by $1.4  million or 6.0% from fiscal 2003 third  quarter net sales of
$23.0 million,  with decreases at the Power Conversion Group more than offset by increases  at our Medical  Systems  Group.  The Medical  Systems  Group's  third quarter  fiscal 2004 sales of $17.4  million  improved by $4.0  million or 29.8%
from the prior year's third quarter with  increases at  international  locations partially offset by a $0.4 million decline at domestic locations, plus favorable exchange rate effects from the translation of Villa's financial  statements from euros.  The Power  Conversion  Group's third  quarter  fiscal 2004 sales of $7.0 million decreased by $2.6 million,  or 27.3% from last year's levels,  primarily due to decreases in Explosive Detection System ("EDS") business and the shift to in-house  production  of  components  formerly  purchased  from  us  by a  large customer.

Consolidated net sales of $76.0 million for the first nine months of fiscal 2004 were slightly higher than the $74.9 million reported in the first nine months of fiscal 2003,  with increases at our Medical  Systems Group  partially  offset by decreases at the Power Conversion  Group. The Medical Systems Group's first nine month fiscal 2004 sales of $55.0 million  improved by $14.2  million,  or 34.8%, from the prior year's first nine months,  with strong increases at international locations  offsetting a decline at domestic  locations,  plus favorable exchange rate effects from the  translation of Villa's  financial  statements from euros.
This increase in sales  included the second quarter fiscal 2004 shipment of $8.5 million of medical  equipment to the Ministry of Social Services in Mexico.  The
Power  Conversion  Group's  first nine month fiscal 2004 sales of $21.0  million decreased by $13.1  million or 38.5% from last year's  levels,  primarily due to decreases  in  Explosive  Detection  System  ("EDS")  business  and the shift to in-house  production  of  components  formerly  purchased  from  us  by a  large customer,  both of which took place  after the end of last fiscal  year's  third quarter.

Consolidated  backlog at May 1, 2004 was $35.5 million  versus backlog at August
2, 2003 of  approximately  $26.3  million.  The backlog in the  Medical  Systems
Segment increased $12.3 million on strong international orders, partially offset by a $3.0 million  decrease in the Power Conversion Group backlog from levels at beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 months.

Gross  margins as a percent of sales were 24.7% for the third  quarter of fiscal
2004,  compared  to 22.3%  in the  third  quarter  of  fiscal  2003.  The  Power
Conversion  Group's  margins  for the third  quarter of fiscal  2004 were 28.2%, versus 22.4% in the prior year quarter.  The fiscal 2004 third  quarter  margins increased  due to  improvements  in  procurement  practices  resulting  in lower average  material  costs.  The Medical Systems Group's fiscal 2004 third quarter gross  margins of 23.4% were  slightly  higher than the 22.1% level in the prior year  third  quarter  due to  higher  margins  domestically  as a result of cost control measures.

Selling,  General and Administrative  expenses ("SG&A") for the third quarter of fiscal 2004 were $4.0 million (16.3% of sales),  compared to $5.5 million (23.8%
of sales) in the prior year's third quarter. The decline in SG&A as a percent of sales is due to reduced headcount and lower legal and accounting fees.

SG&A expenses for the first nine months of fiscal 2004 were $13.9 million (18.3%
of sales),  compared to $16.5 million (22.0% of sales) in the same period in the prior year. The decline in SG&A during the first nine months of fiscal 2004 is a result of reduced corporate legal and accounting costs,  reductions in headcount and cost  savings  due to the  consolidation  of the  Company's  Hicksville,  NY facility into the Valhalla NY facility during fiscal 2003.

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

In connection with this settlement,  Del Global  recognized an additional charge for  Litigation  settlement  costs of  approximately  $3.2 million in the second quarter of fiscal 2004. This charge  represents the difference  between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution,  plus estimated legal and  professional  fees, related to this  settlement.  The  liability  associated  with these  charges is included in Litigation  settlement  reserves on the  accompanying  balance sheet
There can be no assurance  that the Company will enter into a binding  agreement with the US Government regarding the proposed settlement, or that the terms will not be changed.  The Company will need to raise additional  capital to fund this settlement.  There can be no assurance that additional capital will be available to the Company on terms acceptable to the Company or at all.

During the second quarter of fiscal 2004, due to the continued  operating losses at the  High  Voltage  division,  we wrote  off $1.5  million  in  goodwill  and intangible  assets  associated with this business.  The High Voltage division is part of the Power Conversion Group.

As a result of the foregoing,  we recognized third quarter fiscal 2004 operating income of $1.7  million  compared to an  operating  loss of $3.4  million in the third quarter of fiscal 2003. The third quarter fiscal 2004 operating income was comprised  of $1.6  million  in income  at the  Medical  Systems  Group and $0.5 million in income at the Power Conversion Group, partially offset by unallocated corporate  costs of $0.4  million.  For the first nine months,  we recognized an operating loss of $2.8 million, compared to an operating loss of $5.1 million in the first nine months of fiscal 2003. The Medical Systems Group posted operating income of $4.5 million in the first nine months of fiscal 2004, offset by a $5.6 million  operating loss at the Power Conversion Group and unallocated  corporate costs of $1.8 million.

Interest  expense  for third  quarter  and first nine  months of fiscal 2004 was higher than the prior year's comparable  periods reflecting $0.6 million in fees related to a revolving credit loan amendment.

During the first nine months of fiscal 2003, the Company recognized other income of $0.5 million related to the settlement of a dispute in connection with a 1999 product  line  acquisition.  During the first nine  months of fiscal  2004,  the

Company recognized other income of $0.1 million,  which included $0.2 million of income related to favorable  settlements of product royalty disputes,  offset by foreign exchange losses at the Villa subsidiary.

Provision  for income taxes for the three and six month period ended January 31,
2004  reflects  the  establishment  of a $7.2  million  deferred  tax  valuation allowance  as  discussed  in Critical  Accounting  Policies,  above.  Management periodically  evaluates the likelihood of the recoverability of the deferred tax asset recognized on our balance sheet. Based on management analysis,  we believe it is more  likely  than not that the  remaining  deferred  tax  assets  will be realized.  Other than the establishment of a valuation allowance, we recorded no adjustments to our current or deferred tax accounts during the first nine months of fiscal 2004 with the exception of current tax provision  amounts  recorded at
Villa Sistemi, our foreign subsidiary,  and an amount of $0.7 million related to
US income taxes due upon the receipt of the  Company's  $2.0 million  share of a dividend paid by Villa during the third quarter. During the three and nine month periods of fiscal year 2003, we had recorded a deferred tax valuation  allowance of $4.7 million.

Reflecting the above,  we recorded a net loss of $0.3 million or $0.03 per share in the third  quarter of fiscal 2004, as compared to a net loss of $3.9 million, or $0.38 per share,  in the third quarter of the prior year.  Our loss was $13.3 million or $1.28 per share in the first nine  months of this year  compared to a loss of $10.8  million  or $1.04 per share for the first  nine  months of fiscal
2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPIAL RESOURCES

We fund our  investing and working  capital needs through a combination  of cash flow from operations and short-term credit facilities.

Working  Capital - At May 1, 2004 and August 2, 2003,  our  working  capital was approximately  $8.2 million and $13.6 million,  respectively.  At such dates, we had approximately $6.8 million and $1.4 million,  respectively, in cash and cash equivalents.  As of May 1,  2004 we had  approximately  $2.1  million  of excess borrowing  availability under our domestic revolving credit facility compared to
$3.8 million at August 2, 2003.

In  addition,  as of May 1,  2004,  our Villa  subsidiary  had an  aggregate  of approximately  $7.0 million of excess borrowing  availability  under its various short-term  credit  facilities  compared  to $6.7  million  of excess  borrowing availability  at August 2, 2003.  Terms of the Italian credit  facilities do not permit the use of borrowing  availability to finance operating activities at our
U.S. subsidiaries.

Cash Flows from Operating Activities - For the nine months ended May 1, 2004 the
Company generated  approximately $7.5 million of cash from operations,  compared to a  generation  of $4.8  million in the nine months of the prior  fiscal year.
Contributing  to cash  generation  in the first nine  months of fiscal 2004 were increases  in trade  payables  and accrued  liabilities  as well as decreases in inventories  The first nine months of fiscal 2003  included  the  collection  of approximately $4.0 million in income tax receivable.  This income tax receivable was the result of filing  amended tax returns  and  carryback  claims for fiscal
1997 through 2001 due to a change in the tax laws permitting loss carry-backs of five years from two years.

Cash Flows from  Investing  Activities  - We have  expended  approximately  $0.3 million for  facility  improvements  and capital  equipment  for the nine months ended May 1, 2004. We anticipate fiscal 2004 capital  expenditures will continue to be lower than the  expenditures  in fiscal 2003 due to the  completion of the facility  consolidation  work in Valhalla  and the HVAC  system in Italy  during fiscal 2003.

Cash Flows from  Financing  Activities  - During the first nine months of fiscal
2004, we repaid a total of  approximately  $1.6 million of  indebtedness  on our domestic  and  Italian  borrowings.  In  addition  the Villa  subsidiary  paid a dividend  of  approximately  $2.5  million,  of which $0.5  million  was paid to
Villa's minority  shareholders.  The remaining $2.0 million,  net of withholding taxes was an intercompany  transaction with the Parent Company and eliminated in the accompanying financial statements.

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

Credit  Facility and Borrowing - The Company has a $10 million senior  revolving credit agreement entered into on June 10, 2002 with Transamerica Corporation. In
January  2004,  General  Electric  Credit  Corporation  ("GECC")  completed  the
acquisition  of   Transamerica   Corporation   and  assumed  the  ownership  and
administration of our US credit facility. This facility, as amended,  expires on
December 31, 2004. Interest under this US credit facility is based on thirty day commercial paper rates plus a margin of 3.5%. The interest rate on the revolving line of credit was 4.75% at August 2, 2003 and May 1, 2004. The GECC Facility is
subject to commitment  fees of 3/8% on the daily unused portion of the facility, payable monthly. Under terms of the GECC Facility,  interest is calculated based on the higher of the actual balance,  or a floor revolving  credit balance of $5 million.  The GECC  Facility is secured by  substantially  all of the  Company's accounts  receivable,  inventory,  and fixed assets in the U.S. The terms of the
GECC  Facility  require  the  Company to comply  with  various  operational  and financial  covenants,  and place  limitations  on the Company's  ability to make capital expenditures and to pay dividends.

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

As of May 1, 2004, the Company has a frozen  defined  benefit plan that is under funded.  In accordance with SFAS No. 88, at the time of final  settlement of the pension  plan,  the Company will  recognize an expense to recognize its unfunded status.  This plan has not been terminated yet, but the Company expects to start the process of  terminating  this plan in calendar  2004. At time of settlement, the Company expects to recognize a related charge of approximately $0.5 million, including a cash disbursement of approximately $0.2 million.

On March 23, 2004, we filed a  registration  statement with the SEC covering the issuance of one million shares of our common stock underlying warrants that were issued to certain  shareholders  in  connection  with the  previous  shareholder litigation.  The SEC declared this  registration  statement  effective on May 7,
2004.  Shareholders  are able to  exercise  the  warrants  issued as part of the shareholder  litigation  settlement and purchase the Company's common stock at a price of $2 per share subject to compliance with applicable blue sky laws. These warrants are also  callable by the Company at a price of $0.25 per  warrant,  if the Common Stock trades at or above $4 per share for ten (10) consecutive  days.
We anticipate  using any proceeds  received from the exercise of the warrants to pay down our GECC Facility.

As described in "Legal  Proceedings" Part II, Item 1 below, on February 6, 2004, a motion was filed for summary  judgment to enforce a January  2002 class action settlement  agreement  entered into by the Company.  The motion seeks damages in the amount of $1,250,000, together with interest, costs and disbursements, and a declaration  that  $2,000,0000  in promissory  notes issued as part of the class action  settlement are immediately due and payable,  as the value of damages due to the Company's failure to complete the registration statement noted above. The
Company filed opposition to this matter on March 5, 2004. Plaintiffs filed reply papers on March  19,  2004.  On March 23,  2004,  the  Company  filed a Form S-3
Registration  Statement with the Securities and Exchange  Commission to register the shares of the Company's common stock underlying the warrants at issue.  This
Form S-3  Registration  was declared  effective on May 7, 2004 by the Securities and  Exchange  Commission.  The  Company  believes  that the motion for  summary judgment is without  merit and intends to vigorously  defend this matter.  There can be no  assurances  however that the Company will be  successful in defending this motion.

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
2004.  There can be no  assurance  that the  Company  will  enter into a binding agreement with the US Government regarding the proposed settlement,  or that the terms will not be changed.  The Company will need to raise additional capital to fund this settlement.  There can be no assurance that additional capital will be available  to the Company on terms  acceptable  to the  Company,  or at all. The
Company  does not expect to have  funds  available  as early as June  30,2004 in order to pay the reduced settlement amount.

The  Company's  Board of  Directors  has  retained  Imperial  Capital,  LLC,  an investment  bank, to assist the Company in exploring all strategic  alternatives to raise the  additional  funding  necessary to meet its  obligations  under the
potential  DOD  settlement,   and  to  maximize  returns  to  shareholders.   In
particular,  such alternatives include potential financings and asset sales. The
Company would be required to obtain an amendment to, or other accommodations in, its  existing  credit  facility  from  its  current  U.S.  lender  prior  to the consummation of any additional financing or asset sales.

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

We anticipate that cash generated from strategic  alternatives,  including asset sales and additional  financings,  operations and amounts  available from credit facilities  will  be  sufficient  to  satisfy  our  obligations  under  the  DOD
Settlement  and currently  projected  operating cash needs for at least the next twelve months, and for the foreseeable  future.  However,  there is no assurance that any  alternatives  will be available to the Company on acceptable  terms at such  time or at all.  The GECC  Facility  expires  on  December  31,  2004.  No assurances  can be given that the  Company  will be able to renew or replace the
GECC facility on terms acceptable to the Company, or at all.

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

In  the  ordinary  course  of  business,  the  Company  routinely  enhances  its information  systems by either upgrading its current systems or implementing new systems.  There were no changes in the Company's  internal  controls or in other factors that could  significantly  affect these  controls,  during the Company's third fiscal  quarter ended May 1, 2004 that have  materially  affected,  or are reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

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

In May 2004,the  SEC's  Commissioners  approved a consent  agreement the Company signed with the Staff of the SEC in December  2003 for a settlement of the SEC's claims  against the Company  that  included a  previously  announced  penalty of
$400,000 and an injunction against future violations of the antifraud,  periodic reporting,  books and records and internal  accounting control provisions of the federal securities law. The settlement remains subject to court approval. We can give no assurance that this settlement will receive court approval.

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
2004.  There can be no  assurance  that the  Company  will  enter into a binding agreement with the US Government regarding the proposed settlement,  or that the terms will not be changed.  The Company will need to raise additional capital to fund this settlement.  There can be no assurance that additional capital will be available  to the  Company on terms  acceptable  to the  Company or at all.  The
Company  does not expect to have  funds  available  as early as June  30,2004 in order to pay the reduced settlement amount.

In connection with this settlement,  Del Global  recognized an additional charge of approximately  $3.2 million in the second quarter of Fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of Fiscal 2003, and the up to $5 million in fines and restitution,  plus estimated legal and professional fees, related to this settlement. The liability associated with these charges is included in Litigation  settlement  reserves on the accompanying balance sheets as of August 2, 2003 and May 1, 2004.

Del Global  expects to work with the DOD to avoid any future  limitations on the ability  of the  Company  to do  business  with  US  Government  entities.  Such limitations  could include the US Government  seeking a "debarment" or exclusion from doing  business with US Government  entities for a period of time.  Because management  believes that it has been responsive in addressing the problems that affected RFI in the past, the Company believes this settlement will not limit or interrupt  its ability to service the  governmental  and defense  sectors of its business.  There can be no assurance  that a debarment  will be avoided and that the  Company  will be able to  generate  sufficient  funds to pay  either the $5 million in fines or restitution or accelerate payment to pay the reduced amount.

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

Shareholder  Litigation - On February 6, 2004, a motion for summary  judgment to enforce a  settlement  agreement  entered  into by the Company in January  2002, related to a class  action  suit filed  against  the  Company,  was filed in the
United States  District  Court,  Southern  District of New York by Philip Maley,
Gene Waters and Patsy Waters,  on behalf of themselves and all others  similarly situated.  The motion seeks an order and judgment  that the Company has breached the settlement  agreement and seeks damages in the amount of $1,250,000 together with  interest,  costs  and  disbursements,  and a  declaration  declaring  that promissory  notes,  in the aggregate  amount of $2,000,000 that were part of the settlement, are immediately due and payable, as the value of damages suffered by the Class due to the Company's  failure to timely  register with the  Securities and Exchange  Commission  shares of the Company's  common stock  underlying  the
1,000,000  warrants  issued in  settlement  of the  action.  The  Company  filed opposition to this matter on March 5, 2004, which set forth numerous procedural, legal,  and factual  opposition to the motion.  Plaintiffs filed reply papers on
March 19, 2004.  On March 23, 2004,  the Company  filed a Form S-3  Registration
Statement with the Securities and Exchange  Commission to register the shares of the  Company's  common stock  underlying  the  warrants at issue.  This Form S-3
Registration  was  declared  effective  on May 7,  2004  by the  Securities  and
Exchange Commission.

The Company  believes that the motion for summary  judgment is without merit and intends to vigorously  defend this matter.  There can be no  assurances  however that the Company will be successful in defending this motion.

ERISA  Matters - During the year ended July 28, 2001,  management of the Company concluded  that  violations  of the Employee  Retirement  Income  Security  Act,
("ERISA")  existed  relating  to a defined  benefit  plan for which  accrual  of benefits  had been frozen as of May 3, 1986.  The  violations  related to excess concentrations  of the Common stock of the Company in the plan  assets.  In July
2001,  management  of the Company  decided to  terminate  this plan,  subject to having  available  funds  to  finance  the plan in  accordance  with  rules  and regulations  relating  to  terminating  pension  plans.  This  plan has not been terminated yet, but the Company expects to start the process of terminating this plan in calendar 2004. At time of settlement, the Company expects to recognize a related charge of approximately  $0.5 million,  including a cash disbursement of approximately $0.2 million.

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

Other  Employment  Matters  On April  7,  2004,  the  Company  began  employment termination proceedings against the General Manager of its Villa Subsidiary, and on April 30, 2004,  she was removed  from her  position as Managing  Director by resolution  of Villa  shareholders.  On April  29,  2004,  the  former  Managing
Director took a preliminary  action which may ultimately  allow her to institute legal  proceedings  alleging  certain  damages  based  on a  Change  in  Control provision  of her  contract  and seek  various  additional  actions  or  damages available under Italian law. The Company believes the former Managing Director's
Change in Control  provision  has not been  violated and that her  dismissal was justified in accordance with the provisions of Italian law.

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

          *filed herewith

          b:  Reports on Form 8-K

              On March 12, 2004,  the Company filed a Current Report on Form 8-K under Item 5. "Other Events,"  and Item 7. "Financial  Statements,
              Pro Forma  Financial  Information  and Exhibits," to announce that the Company planned to issue financial results for its fiscal 2004 second  quarter and  six-month  period  ended  January 31, 2004 on
              March 15, 2004 and host a conference call to discuss the financial results.

              On March 15, 2004,  the Company filed a Current Report on Form 8-K under Item 5. "Other Events," Item 7. "Financial  Statements,  Pro
              Forma  Financial  Information and Exhibits," and Item 12. "Results
              of Operations  and  Financial  Condition" to report that () it had reached  and  agreement  in  principle  with the  U.S.  government regarding a settlement  of the civil and  criminal  aspects of the previously disclosed Department of Defense investigation,  (ii) it had  received a waiver from its U.S.  lender of certain  financial covenant defaults and signed a fourth amendment to its U.S. Credit facility,  (iii) the  Company's  Board of  Directors  has retained
              Imperial  Capital,  LLC, an investment bank, to assist the Company in exploring  all strategic  alternatives  and (iv) it will host a conference  call to discuss its Fiscal  year 2004  second  quarter financial results.

              On April 23, 2004,  the Company filed a Current Report on Form 8-K under Item 5. "Other Events,"  and Item 7. "Financial  Statements,

              Pro Forma  Financial  Information and Exhibits," to report the Del
              Medical  Systems  Group,  a unit of the  Company,  and  Source One
              Healthcare Technologies, Inc. have signed a contract giving Source
              One national  marketing,  distribution  and service  rights to the
              Company's radiographic and imaging systems product lines.

              On April 23, 2004,  the Company filed a Current Report on Form 8-K under Item 5. "Other Events,  and" Item 7. "Financial  Statements,
              Pro Forma  Financial  Information  and Exhibits," to announce that its Medical  Systems Group had delivered 22 remote R/F systems for installation in 18 Social Security healthcare facilities in Mexico and to announce  the initial  delivery  schedule  for  delivery of remote R/F Systems to the ministry of Health in Romania.

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

Dated:    June 15, 2004

