Form 10-K
period 2004-07-31
DEL GLOBAL TECHNOLOGIES CORP
filed 2004-10-29
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-3319

     For the transition period from                     to

DEL GLOBAL TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-1784308

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

One Commerce Park, Valhalla, NY        10595

(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number, including area code (914) 686-3650

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

     State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant as of October 27, 2004, was $17,039,487.60 Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

     As of October 27, 2004, there were 10,345,413 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

     Del Global Technologies Corp., a New York corporation, was incorporated in 1954. Unless otherwise specifically indicated, “Del Global”, the “Company,” “we,” “our,” “ours,” and “us” refers to Del Global Technologies Corp. and its consolidated subsidiaries. We are a leader in developing, manufacturing and marketing medical imaging equipment and power conversion subsystems and components worldwide. Our products include stationary and portable medical diagnostic imaging equipment and electronic systems and components such as electronic filters, transformers and capacitors.

     The Company is headquartered in Valhalla, NY. The mailing address of our headquarters is One Commerce Park, Valhalla, NY 10595 and our telephone number is 914 686-3650. Our Website is www.delglobaltech.com. Through the Investor Relations section of our Website, we make our filings with the Securities and Exchange Commission (“SEC”) available as soon as practicable after they are electronically filed with the SEC. These include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

     As of July 31, 2004, the Company had committed to dispose of the Del High Voltage Division (“DHV”) which was part of our Power Conversion Group Segment. Accordingly, this business is presented as a discontinued operation throughout this Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (this “Annual Report”). The Sale of DHV was consummated on October 1, 2004 as described in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

     On October 4, 2004, the Company announced that it had entered into non-binding letters of intent for the sale of both the Medical Systems Group Segment and the remainder of the Power Conversion Group Segment. The Company intends to call a meeting of stockholders to seek approval under New York law for the sale of the Medical Systems Group Segment in the event a definitive agreement is entered into for such sale. There can be no assurance that these non-binding letters of intent will result in the consummation of the sale of these segments or that the strategic alternatives process initiated by the Company will lead to any other transactions. The Company may seek stockholder approval of a plan of liquidation; however, the Board of Directors of the Company has not yet approved any plan of liquidation. Any proceeds that may be received by stockholders of the Company as a result of any plan of liquidation may be greater or less than the current market price of the Common Stock of the Company. See Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

OPERATING SEGMENTS – CONTINUING OPERATIONS

     The operating businesses that we report as segments consist of the Medical Systems Group and the Power Conversion Group. For fiscal 2004, the Medical Systems Group segment accounted for approximately 84% of our revenues and the Power Conversion Group segment accounted for approximately 16% of our revenues. Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs. None of our customers, in either the Medical Systems Group or the Power Conversion Group, accounted for more than 10% of consolidated revenues nor is either segment dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on such segment. For further information concerning our operating segments, see Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our operating segments and businesses are summarized in the following table:

Division	Brands	Subsidiaries	Facilities
Medical Systems Group:

Medical Imaging	Del Medical, Villa,	Del Medical Imaging	Franklin Park, IL
	UNIVERSAL, DynaRad	Corp (“Del Medical”)

		Villa Sistemi Medicali	Milan, Italy
S.p.A. (“Villa”)
(80% owned)

Power Conversion Group:

Electronic Systems	RFI, Filtron, Sprague,
& Components	Stanley	RFI Corporation (“RFI”)	Bayshore, NY

MEDICAL SYSTEMS GROUP

     Our Medical Systems Group designs, manufactures, markets and sells medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/ fluoroscopic systems, dental imaging systems and mammography systems. Approximately 65% of this segment’s revenues are attributed to Villa.

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

     General Radiography represents approximately 40% — 60% of the Medical Systems Group’s revenues depending on the product mix within each period. We produce a broad line of conventional radiographic products used in outpatient facilities, as well as more sophisticated and expensive x-ray systems typically used in hospitals and clinics. For example, our higher-end DRV system is designed to meet the broad requirements of a hospital or teaching university’s radiographic room, while our mid-range Del Medical and Villa Medical systems are suited more to the needs of smaller hospitals, outpatient clinics and private practitioners.

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

     During fiscal 2004 we continued to expand our product portfolio with a digital radiographic offering branded under the DRV product line. This system enables radiologists to obtain better patient images within a fraction of the time and with lower overall costs than traditional film-based systems. In addition, we entered into an agreement with Hologic, Inc., a medical imaging systems manufacturer (Nasdaq: HOLX) to manufacture and market medical Epex digital x-ray systems during fiscal 2004.

     We also produce a full product line of high frequency medical x-ray generators which economically provide superior quality x-ray generation, resulting in lower patient dosage, extended tube life and less blurring due to patient motion when compared to single phase generators.

     Radiographic/Fluoroscopic Systems – We produce a wide range of radiographic/ fluoroscopic, or R/F, systems able to perform complex x-ray analyses with contrast liquids for sequential images. Our Vision, Viromatic, Mercury and Symphony systems include tilting tables for the patient being x-rayed. These tables can be used easily with digital imaging systems. R/F systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract. R/F systems (Mercury and Symphony) are also widely used, in connection with our digital acquisition system DIVA, to perform real time angiographic examinations.

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

     Mammography Systems – We currently resell the Melody system principally outside of the US. The Melody unit is manufactured by a European-based manufacturer and although we have exclusive use of the “Melody” name, our supplier markets a similar product in several competing markets. In addition, we also resell a small amount of other European manufactured mammography systems in the US on a non-exclusive basis.

     Marketing and Distribution: Our medical imaging systems are sold in the US and foreign countries, principally by a network of over 200 distributors worldwide. Medical imaging systems distributors are supported by our regional managers, product line managers and technical support groups, who train distributor sales personnel and participate in customer calls. Technical support in the selection, use and maintenance of our products is provided to distributors and professionals by customer service representatives. We also maintain telephone hotlines to provide technical assistance to distributors and professionals during regular business hours. Additional product and distributor support is provided through participation in medical equipment exhibitions and trade advertising. We typically exhibit our products at annual conferences, including the Radiological Society of North American Conference in Chicago, the MEDICA Medical Conference in Düsseldorf, Germany, the European College of Radiology Conference in Vienna, Austria, and the International Dental Show (IDS) in Cologne, Germany. Sales of the Company’s products are typically on open account with 30 day terms, with longer terms given for customers of our Villa operation as is customary in international business. Sales to certain international customers are secured by letters of credit to mitigate any potential credit risks.

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

     The majority of the Medical System Group’s raw materials are purchased on open account from vendors pursuant to various individual or blanket purchase orders. Procurement lead times are such that the Company is not required to hold significant amounts of inventory in order to meet customer demand. The Company believes its sources of supply for the Medical Systems Group are adequate to meet its needs.

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

     Our lower-tier conventional radiographic products principally compete with several small companies based primarily in the US and Europe. Most of these companies sell through independent distributors and compete with us primarily on price, quality and performance. We believe that we can be differentiated from our competitors based on our combination of price, quality and performance, together with the strength and breadth of our independent distribution network, and the variety of our product portfolio.

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

     Consequently, our current research and development spending is focused primarily on enhancing our existing conventional radiographic products while we study the developments in the digital marketplace. We believe these studies will help us to assure the investments we make in this area are appropriate. Spending for research and development for our Medical Systems Group was approximately $1.6 million, $1.6 million and $1.4 million during fiscal years 2004, 2003 and 2002, respectively.

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

     Trademarks and Patents: The majority of the Medical System Group’s products are based on technology that is not protected by patent or other rights. Within the Medical System Group, certain of our products and brand names are protected by trademarks, both in the US and internationally. Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. Our future success is dependent primarily on the technological expertise and management abilities of our employees and the strength of our relationship with our worldwide dealer network.

     Government Regulation: Our medical imaging systems are medical devices and, therefore, are subject to regulation by the US Food and Drug Administration (the “FDA”) and to regulation by foreign governmental authorities. We also are subject to state and local regulation. Regulatory requirements include registration as a manufacturer, compliance with established manufacturing practices, procedures and quality standards, strict requirements dealing with the safety, effectiveness and other properties of the products, conformance with applicable industry standards, product traceability, adverse event reporting, distribution, record keeping, reporting, compliance with advertising and packaging standards, labeling, and radiation emitting qualities of these products. Failure to comply can result in, among other things, the imposition of fines, criminal prosecution, recall and seizure of products, injunctions restricting or precluding production or distribution, the denial of new product approvals and the withdrawal of existing product approvals.

FDA’s Pre-market Clearance and Approval Requirements

     In the US, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. The FDA has classified all of our products as Class II devices. Before a new Class II device can be introduced into the US market, the manufacturer must obtain FDA clearance or approval through either premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or a premarket approval under Section 515 of that Act, unless the product is otherwise exempt from the requirements.

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

     All of our products marketed in the US have met the appropriate FDA requirements for marketing, either because they were exempt from submission or through 510(k) clearance. We continuously evaluate our products for any required new submission for changes or modifications.

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

Other Federal and State Regulations

     As a participant in the health care industry, we are subject to extensive and frequently changing regulation under many other laws administered by governmental entities at the federal, state and local levels, some of which are, and others of which may be, applicable to our business. For example, our Del Medical Imaging facility is also licensed as a medical product manufacturing site by the state of Illinois and is subject to periodic state regulatory inspections. Our health care service provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Foreign Government Regulation

     Our products are also regulated outside the US as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA’s, in the countries in which we plan to sell our products. We work with our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the US. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9001 certification, which is analogous to compliance with the FDA’s Good Manufacturing Practices requirements. We have obtained ISO 9001 certification for all of our medical systems manufacturing facilities. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

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

POWER CONVERSION GROUP – CONTINUING OPERATIONS

     Our Power Conversion Group designs, manufactures, markets and sells high voltage precision components and sub-assemblies and electronic noise suppression components for a variety of applications. These products are utilized by original equipment manufacturers (“OEMs”) who build systems that are used in a broad range of markets. Our products are sold under the following industry brands: RFI, Filtron, Sprague and Stanley. This segment is comprised of Electronic Systems and Components.

     This segment designs and manufactures key electronic components such as transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems.

     The Power Conversion Group provides subsystems and components which are used in the manufacture of products for security, medical, military and industrial applications as follows:

Power Conversion Group Markets Served

Electronics Systems & Components Division

Military	Industrial
Guidance & Weapons Systems	Induction Heating
Communications	Automotive
Commercial	Capital Equipment
Power Systems	Medical
Telecommunications	Radiation Oncology
Satellite	Magnetic Resonance
Meteorological	Imaging (“MRI”)

PRODUCTS

     Military Applications – Through our relationships with many of the federal government’s top defense suppliers, such as Raytheon, Boeing, Lockheed Martin and Northrop Grumman, we supply electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics.

     Industrial Applications – Our high voltage power components and EMI filters are used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories. Some industrial applications using high voltage subsystems include DNA sequencing, molecular analysis, printed circuit board inspection, structural inspection, food and mail sterilization and semiconductor capital equipment.

     Marketing, Sales and Distribution: We market our Power Conversion Group products through in-house sales personnel, independent sales representatives in the US, and international agents in Europe, Asia, the Middle East, Canada and Australia. Our sales representatives are compensated primarily on a commission basis and the international agents are compensated either on a commission basis or act as independent distributors. Our marketing efforts emphasize our ability to custom engineer products to optimal performance specifications. We emphasize team selling where our sales representatives, engineers and management personnel all work together to market our products. We also market our products through catalogs and trade journals and participation in industry shows. Sales of the Company’s products are typically on open account with 30 day terms. New accounts are established with cash on delivery or cash in advance terms.

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

     The majority of the Power Conversion Group’s raw materials are purchased on open account from vendors pursuant to various individual or blanket purchase orders. Procurement lead times are such that the Company is not required to hold significant amounts of inventory in order to meet customer demand. The Company believes its sources of supply for the Power Conversion Group are adequate to meet its needs

     Competition: Our Power Conversion Group competes with several small, privately owned suppliers of electronic systems and components. From our perspective, competition is primarily based on each company’s design, service and technical capabilities, and secondarily on price. Excluding the OEMs that manufacture their own components, based on market intelligence we have gathered, we believe that we are among the top two or three in market share in supplying these products.

     The markets for our products are subject to limited technological changes and gradually evolving industry requirements and standards. We believe that these trends will continue into the foreseeable future. Some of our current and potential competitors may have substantially greater financial, marketing and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Although we believe that our products are more cost-effective than those of our primary competitors, certain competing products may have other advantages which may limit our market. There can be no assurance that continuing improvements in current or new products will not make them technically equivalent or superior to our products in addition to providing cost or other advantages. There can be no assurance that our current products, products under development or our ability to introduce new products will enable us to compete effectively.

     Product Development: We have a well developed engineering and technical staff in our Power Conversion Group. Our technical and scientific employees are generally employed in the engineering departments at our RFI business unit, and split their time, depending on business mix and their own technical background, between supporting existing production and development and research efforts for new product variations or new customer specifications. Our products include transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems. No significant engineering related time was charged to research and development spending for the continuing operations of the Power Conversion Group in fiscal years 2004, 2003 or 2002. These time allocations were minimal because our technical and scientific employees were focused on reshaping our production and quality practices at our Bayshore plant.

     Trademarks and Patents: The majority of the Power Conversion Group’s products are based on technology that is not protected by patent or other rights. Within the Power Conversion Group, certain of our products and brand names are protected by trademarks, both in the US and internationally. Our future success is dependent primarily on the technological expertise and management abilities of our employees.

     Government Regulation: We are subject to various US government guidelines and regulations relating to the qualification of our non-medical products for inclusion in government-qualified product lists in order to be eligible to receive purchase orders from a government agency or for inclusion of a product in a system which will ultimately be used by a governmental agency. We have had many years of experience in designing, testing and qualifying our products for sale to governmental agencies. Certain government contracts are subject to cancellation rights at the Government’s election. We have experienced no material termination of any government contract and are not aware of any pending terminations of government contracts.

     In March 2002, RFI Corporation, our Electronic Systems and Components subsidiary (“RFI”) was served a subpoena in connection with an investigation by the US Department of Defense (“DOD”). See Part I, Item 3, “Legal Proceedings” of this Annual Report.

DISCONTINUED OPERATIONS:

     As of July 31, 2004, the DHV division has been classified as a discontinued operation. This division manufactures and sells high voltage power systems, primarily for security, medical, scientific, military and industrial OEM applications.

     The results of this operation are segregated on the accompanying financial statements as income or loss from discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report.

     DHV recorded net losses of $5.1 million including, impairment losses of $4.9 million for the fiscal year ended July 31, 2004. The division recorded income of $0.1 million for the fiscal year ended August 2, 2003 and a loss of $2.1 million for the fiscal year ended August 3, 2002. The sale of this division was consummated on October 1, 2004.

SEASONALITY

     Revenue in both operating segments is typically lower during the first quarter of each fiscal year due to the shutdown of operations in our Milan, Italy (Medical Systems Group) and Bayshore, New York (Power Conversion Group) facilities for part of August as a result of both vacation schedules and year-end physical inventories.

BACKLOG

     Consolidated backlog for continuing operations at July 31, 2004 was $25.9 million versus backlog at July 31, 2004 of approximately $16.3 million. Backlog in the Power Conversion Group at July 31, 2004 of $7.7 million was comparable to backlog at August 2, 2003. Backlog in the Medical Systems Segment at July 31, 2004 was $18.2 million versus backlog at August 2, 2003 of approximately $8.6 million with increases at both operating units. Substantially all of the backlog should result in shipments within the next 12 months.

EMPLOYEES

     As of July 31, 2004 we had 332 employees in continuing operations. We believe that our employee relations are good. None of our approximately 210 US based employees are represented by a labor union. Employment by functional area as of July 31, 2004, excluding approximately 80 employees at Del High Voltage division, is as follows:

Executive	4
Administration	22
Manufacturing	245
Engineering	39
Sales and Marketing	22

Total	332

GEOGRAPHIC AREAS

     For further information about Geographic areas the Company operates in as well as other Segment related disclosures refer to Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

There can be no assurance that the Company will complete the sale of its remaining businesses. The proceeds that may be received by stockholders as the result of any plan of liquidation may be greater or less than the current market price of the Company’s common stock.

     On October 4, 2004, the Company announced that it had entered into non-binding letters of intent for the sale of both the Medical Systems Group Segment and the remaining business of its Power Conversion Group Segment. The Company intends to call a meeting of stockholders to seek approval under New York law for the sale of the Medical Systems Group Segment in the event a definitive agreement is entered into for such sale. There can be no assurance that these non-binding letters of intent will result in the consummation of the sale of these segments or that the strategic alternatives process initiated by the Company will lead to any other transactions. The Company may seek stockholder approval of a plan of liquidation; however, the Board of Directors of the Company has not yet approved any plan of liquidation. Any proceeds that may be received by stockholders of the Company as a result of any plan of liquidation may be greater or less than the current market price of the Common Stock of the Company.

Our common stock has been delisted from the NASDAQ National Market and we cannot predict when or if ever it will be listed on any national securities exchange.

     Due to our past failure to comply with the United States Securities Laws, our common stock was suspended from trading on the Nasdaq National Market in December 2000. Current pricing information on our common stock has been available in the “pink sheets” published by National Quotation Bureau, LLC. The “pink sheets” is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely in the “pink sheets” may be difficult to obtain, and shareholders may find it difficult to resell their shares. In order to be re-listed, we will need to meet certain listing requirements. There can be no assurance that we will be able to meet such listing requirements.

Final court approval of fines and possible debarment against RFI doing business with government entities in conjunction with a Department of Defense Investigation remains open.

     On March 8, 2002, RFI, a subsidiary of the Company and the remaining part of the Power Conversion Group segment, was served with a subpoena by the US Attorney for the Eastern District of New York in connection with an investigation by the DOD. RFI supplies electro magnetic interference filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI’s Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

     In June 2003, the Company was advised that the US Government was willing to enter into negotiations regarding a comprehensive settlement of this investigation. Prior to the preliminary discussions with the US Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company’s advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company’s capital resources, management then developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2.3 million, which represented its estimate of the low end of a range of potential fines and legal and professional fees.

     Following negotiations, Del Global reached a global settlement in February 2004 with the US Government that resolves the civil and criminal matters relating to the DOD’s investigation. The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by September 30, 2004.

     In connection with this settlement, Del Global recognized an additional charge of approximately $3.2 million in the second quarter of fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution, plus estimated legal and professional fees related to this settlement. The liability associated with these charges is included in Litigation settlement reserves on the accompanying balance sheet.

     On September 30, 2004, pursuant to the terms of the settlement, Del Global fulfilled its obligation under this agreement by paying to the US Government the sum of $5 million representing fines and restitution. On October 7, 2004, RFI entered a criminal guilty plea to a single count conspiracy charge pursuant to the settlement and a criminal plea agreement. Sentencing will occur at a later date to be determined. There can be no assurance that the court will not impose additional fines or restitution, or that the combined civil and criminal restitution imposed by the court will not vary significantly from the amount of fines and restitution the Company has paid to date.

     Del Global has been working with the Defense Logistics Agency, a component of the DOD, to avoid any future limitations on the ability of the Company to do business with US Government entities. Such limitations could include the US Government seeking a “debarment” or exclusion of the Company from doing business with US Government entities for a period of time. The Company has made a written and oral submission to that agency detailing the remedial measures that the Company has taken to help ensure future compliance. If the US Government decides not to debar RFI, Del Global, RFI and the US Government will need to execute a written compliance agreement. No assurance can be given that the Company, RFI and the US Government will enter into any such agreement or that debarment will be avoided.

Recent events may cause loss of existing and potential customers and suppliers.

     We have received inquiries from some of our customers and suppliers relating to the recent announcement regarding the signing of non-binding letters of intent for sales of our remaining businesses and the possibility that the Company may seek stockholder approval of a plan of liquidation. As a consequence, our relationships with existing customers and suppliers may be strained. In addition, our ability to develop potential customers or suppliers to maintain and grow our business may be adversely affected.

Our business is based on technology that is not protected by patent or other rights.

     The technology and designs underlying our products are unprotected by patent rights. Our future success is dependent primarily on unpatented trade secrets and on the innovative skills, technological expertise and management abilities of our employees. Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. In addition, we cannot guarantee that any protected trade secret could ultimately be proven valid if challenged. Any such challenge, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources and, if successful, require us to pay monetary damages.

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

     In the fourth quarter of fiscal 2004, we breached the tangible net worth financial covenants contained in our Loan and Security Agreement, dated June 10, 2002, with GE Business Capital Corporation f/k/a Transamerica Business Capital Corporation (“GECC”), as amended (the “GECC Facility”). In September 2004, we received a waiver of such default from GECC and signed a Fifth Amendment with GECC. This Fifth Amendment includes revisions to the tangible net worth financial covenant as well as an adjusted earnings covenant. While we expect to be able to meet these revised covenants, there can be no assurance that we will be able to continue to meet them. If we were to breach our covenants, GECC could accelerate the amounts due under the GECC Facility and foreclose on assets securing the GECC Facility and we would be forced to seek alternative sources of funding for our debt repayment obligations and growth.

Our delay or inability to obtain any necessary US or foreign regulatory clearances or approvals for our products could harm our business and prospects.

     Our medical imaging products, with the exception of certain veterinary lines, are the subject of a high level of regulatory oversight. Any delay in our obtaining or our inability to obtain any necessary US or foreign regulatory approvals for new products could harm our business and prospects. There is a limited risk that any approvals or clearances, once obtained, may be withdrawn or modified which could create delays in shipping our product, pending re-approval. Medical devices cannot be marketed in the US without clearance or approval by the FDA. Our Medical Systems group businesses must be operated in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices. Our manufacturing facilities and business practices are subject to periodic regulatory audits and quality certifications and we do self audits to monitor our compliance. In general, corrective actions required as a result of these audits do not have a significant impact on our manufacturing operations; however there is a limited risk that delays caused by a potential response to extensive corrective actions could impact our operations. Virtually all of our products manufactured or sold overseas are also subject to approval and regulation by foreign regulatory and safety agencies. If we do not obtain these approvals, we could be precluded from selling our products or required to make modifications to our products which could delay bringing our products to market. Because our US products lines are mature, new product changes are in general relatively minor, and accordingly regulatory approval is more streamlined.

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

     We have entered into agreements with all of our executive officers providing for substantial severance payments to them in the event that they are terminated in connection with certain changes of control. The Company’s employment agreement with Samuel E. Park, the former CEO of the Company, provides for payments upon certain changes of control. The Company’s newly elected Board of Directors has reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800,000 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believes that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. The suit is now in the discovery phase. The parties are in the process of exchanging documents, and depositions are to be conducted in November, 2004. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity.

     In the event the change of control provisions under these various agreements were all triggered (including Mr. Park’s), the total payments required could be in excess of $3.7 million. While we believe these agreements are important to ensure the continued dedication of our key employees, the large payments required pursuant to these change of control agreements could unduly burden us or serve as a barrier to a potential acquirer. This, in turn, could limit the ability of our shareholders to sell their shares at a favorable price. In August, 2004, the Company entered into a settlement agreement and release with its former CFO whereby he provided a general release to the Company, including a release from any potential claim under his change in control agreement, in exchange for a payment of approximately $0.2 million.

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

     As of October 27, 2004, an aggregate of 10,345,413 shares of our common stock were outstanding. In addition, as of October 14, 2004, there were outstanding warrants to purchase 1,065,000 shares of our common stock and options to purchase 2,123,050 shares of our common stock, 1,935,550 of which were fully vested. Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future ability to raise capital through offerings of our equity securities. A large volume of sales by holders exercising the warrants or options could have a significant adverse impact on the market price of our common stock.

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

ITEM 2. PROPERTIES

     The following is a list of our principal properties, classified by segment and subsidiary:

		Approx.
		Floor		Owned/Leased
		Area in		(Expiration
Segment	Location	Sq. Ft.	Principal Uses	Date If Leased)
Medical Systems Group:
Del Medical Imaging Corp.	Franklin Park, IL	68,000	Design and manufacturing	Leased (2005)
Villa	Milan, Italy	67,000	Design and manufacturing	Leased (2011)(1)
Power Conversion Group:
Corporate	Valhalla, NY	9,188	Corporate headquarters,	Leased (2006)(2)
RFI	Bayshore, NY	55,000	Design and manufacturing	Owned

(1)	Villa has the option to purchase this property at the conclusion of this lease.

(2)	The Company originally occupied 43,750 square feet in this building. The buyer of the DHV business signed a lease for 34,562 square feet of this space on October 1, 2004. The Company intends to sublet or assign approximately 5,000 square feet of the remaining 9,188 square feet Corporate headquarters space to a third party. No assurance can be given that the Company will be able to sublease or surrender such space on terms acceptable to the Company or at all.

     We believe that our current facilities are sufficient for our present requirements. The GECC Facility is secured, in part, by a mortgage on RFI’s property.

ITEM 3. LEGAL PROCEEDINGS

     DOD Investigation - On March 8, 2002, RFI, a subsidiary of the Company and the remaining part of the Power Conversion Group segment, was served with a subpoena by the US Attorney for the Eastern District of New York in connection with an investigation by the DOD. RFI supplies electro magnetic interference filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI’s Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

     In June 2003, the Company was advised that the US Government was willing to enter into negotiations regarding a comprehensive settlement of this investigation. Prior to the preliminary discussions with the US Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company’s advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company’s capital resources, management then developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2.3 million, which represented its estimate of the low end of a range of potential fines and legal and professional fees.

     Following negotiations, Del Global reached a global settlement in February 2004 with the US Government that resolves the civil and criminal matters relating to the DOD’s investigation. The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by September 30, 2004.

     In connection with this settlement, Del Global recognized an additional charge of approximately $3.2 million in the second quarter of fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution, plus estimated legal and professional fees related to this settlement. The liability associated with these charges is included in Litigation settlement reserves on the accompanying balance sheet.

     On September 30, 2004, pursuant to the terms of the settlement, Del Global fulfilled its obligation under this agreement by paying to the US Government the sum of $5 million representing fines and restitution. On October 7, 2004, RFI entered a criminal guilty plea to a single count conspiracy charge pursuant to the settlement and a criminal plea agreement. Sentencing will occur at a later date to be determined. There can be no assurance that the court will not impose additional fines or restitution, or that the combined civil and criminal restitution imposed by the court will not vary significantly from the amount of fines and restitution the Company has paid to date.

     Del Global has been working with the Defense Logistics Agency, a component of the DOD, to avoid any future limitations on the ability of the Company to do business with US Government entities. Such limitations could include the US Government seeking a “debarment” or exclusion of the Company from doing business with US Government entities for a period of time. The Company has made a written and oral submission to that agency detailing the remedial measures that the Company has taken to help ensure future compliance. If the US Government decides not to debar RFI, Del Global, RFI and the US Government will need to execute a written compliance agreement. No assurance can be given that the Company, RFI and the US Government will enter into any such agreement or that debarment will be avoided.

     Employment Matters – The Company had an employment agreement with Samuel Park, the previous Chief Executive Officer (“CEO”) for the period May 1, 2001 to April 30, 2004. The terms of this agreement provided a base salary, bonuses and deferred compensation. The bonus provided by this agreement was based on a percentage of the base salary, if certain performance goals established by the board were achieved. In addition, the employment agreement provided for certain payments in the event of death, disability or change in the control of the Company.

     On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

     In addition, the Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003 had previously reviewed the “change of control” provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believes that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. The suit is now in the discovery phase. The parties are in the process of exchanging documents, and depositions are to be conducted in November, 2004. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. It is not possible to predict the outcome of these claims. However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future.

     During fiscal 2004, the Company began employment termination proceedings against an executive of the Company. Subsequently, the executive instituted legal proceedings alleging certain damages based on change in control provisions of the executives employment contract and various additional actions or damages. The Company believes the former executive’s change in control provision has not been triggered and that such termination was justified. Thereafter, the court issued an order directing a subsidiary of the Company to pay damages. The Company believes it has meritorious defenses to this matter and has filed an appeal. However, based on the court’s order, the Company has recorded a charge in Fiscal 2004 of approximately $0.4 million in connection with this matter included in Litigation Settlement reserves in the accompanying financial statements.

     Other Legal Matters – The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHAREHOLDER MATTERS

     Our common stock was suspended from trading on the Nasdaq National Market on December 19, 2000 because we had not filed an annual report for the year ended July 29, 2000 within the SEC’s prescribed time period. In December 2000, the Nasdaq National Market delisted our common stock and since that time, our common stock has been traded on the “pink sheets,” or over-the-counter market, under the symbol “DGTC.PK” and our warrants are traded under the symbol “DGTCW.PK”. The “pink sheets” is an over-the-counter market which provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the “pink sheets” are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market.

     As of October 21, 2004, there were approximately 904 holders of record of our common stock. The following table shows the high and low closing bid prices per share of our common stock for the past eight quarters, as reported by the over the counter market. The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

Fiscal Period	High	Low
Fiscal 2004
First Quarter	$2.50	$1.75
Second Quarter	2.83	1.95
Third Quarter	2.80	2.00
Fourth Quarter	3.00	2.05
Fiscal 2003
First Quarter	$3.78	$2.35
Second Quarter	4.01	1.90
Third Quarter	4.12	2.30
Fourth Quarter	3.50	1.75

     We have not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983. The payment of cash dividends is prohibited under the GECC Facility. We may seek stockholder approval of a plan of liquidation, however, the Board of Directors of the Company has not yet approved any such plan of liquidation. As part of any such plan of liquidation, we may distribute cash to our stockholders in a single distribution or in a series of distributions. Any such proceeds that may be received by our stockholders as a result of any plan of liquidation may be greater or less than the current market price of our Common Stock. Other than in connection with any such plan of liquidation, we do not intend to pay any cash dividends in the foreseeable future.

     The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2004:

	Number of		Number of
	Securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding	outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans(1)
Equity compensation plans approved by security holders:
Stock Option Plan	2,133,415	$3.15	316,180
Equity compensation plans not approved by security holders:
Warrants issued in connection with the acquisition of Villa (2)	50,000	$7.94	None
Warrants granted for services rendered (3)	15,000	$7.69	None
Warrants issued in settlement of class action lawsuit (4)	1,000,000	$1.50	Not applicable

     (1) Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

     (2) These warrants were granted to the former majority shareholder of Villa in connection with the acquisition of Villa in December 1999. They expire in December 2005.

     (3) These warrants were granted to consultants for services rendered in 1999. They expire in October 2004.

     (4) Pursuant to our class action settlement with our shareholders concerning allegations that the Company had violated federal Securities laws, we issued 2.5 million shares of our common stock and one million warrants to purchase our common stock at $2.00 per share. The issuance of these securities was pursuant to a court order issued in connection with the settlement of this class action lawsuit in January 2002, and therefore was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a) (10) thereof. These warrants were originally set to expire in March 2008.

     In a motion filed in February 2004, a plaintiff class claimed damages due to Del Global’s failure to timely complete a registration statement for the shares of common stock issuable upon exercise of these warrants. The class sought damages of $1.25 million together with interest and costs, and a declaration that $2 million in subordinated notes issued as part of the 2002 class action settlement were immediately due and payable. In settlement of this matter, Del Global modified the exercise, or “strike,” price of the warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

     The selected income statement data presented for the fiscal years ended July 31, 2004, August 2, 2003 and August 3, 2002 and the balance sheet data as of July 31, 2004 and August 2, 2003 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The income statement data for the years ended July 28, 2001 and July 29, 2000 and the balance sheet data as of August 3, 2002, July 28, 2001 and July 29, 2000 have been derived from audited financial statements not included herein. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

	Fiscal years ended
	July 31,	August 2,	August 3,	July 28,	July 29,
(In thousands, except share amounts)	2004(1)	2003(2)	2002(3)	2001(4)	2000
Income Statement Data:
Net sales	$83,827	$68,212	$68,288	$70,441	$60,509
Gross margin	21,315	15,670	14,715	14,029	12,395
Selling, general and administrative	15,907	17,904	16,041	9,424	9,178
Research and development	1,562	1,593	1,502	2,392	1,288
Litigation settlement costs	3,652	2,126	7,713	9,759	—
Facilities reorganization costs	—	128	—	822	—
Operating income (loss)	194	(6,081)	(10,541)	(8,368)	1,929
Minority interest	559	115	197	379	(77)
Provision (benefit) for income taxes	8,691	8,233	(1,982)	(3,470)	439
Income (loss) from continuing operations	(10,729)	(15,173)	(9,919)	(5,671)	1,162
Discontinued operations	(5,095)	128	(2,093)	(2,850)	(4,800)
Net loss (5)	(15,824)	(15,045)	(12,012)	(8,521)	(3,638)
Net income (loss) per basic and diluted share
Continuing operations	$(1.04)	$(1.46)	$(1.14)	$(0.73)	$0.14
Discontinued operations	(0.49)	0.01	(0.24)	(0.36)	(0.61)

Net loss per basic and diluted share(5)	$(1.53)	$(1.45)	$(1.38)	$(1.09)	$(0.47)

			As of
	July 31,	August 2,	August 3,	July 28,	July 29,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$7,764	$13,598	$18,646	$22,269	$27,331
Total assets	49,261	60,492	77,697	81,658	82,805
Long-term debt and subordinated note	7,038	7,100	6,724	6,222	5,953
Shareholders’ equity	7,775	22,979	37,141	41,791	46,062

     (1) Net loss for the year ended July 31, 2004 includes $9,794 income tax provision related to the establishment of a deferred tax valuation allowance. In addition, net loss reflects the accrual of a $3,199 charge related to the DOD investigation of our RFI subsidiary and $454 related to a motion filed in February 2004 related to the warrants to purchase common stock that were issued in fiscal year 2002. For more information about these legal charges, see Part I, Item 3 “Legal Proceedings” of this Annual Report.

     (2) Net loss for the year ended August 2, 2003 includes approximately $7,967 income tax provision related to the establishment of a deferred tax valuation allowance. In addition, net loss reflects the accrual of a $2,347 charge related to an ongoing DOD Investigation of our RFI subsidiary. For more information about the DOD investigation, see Part I, Item 3, and “Legal Proceedings” of this Annual Report. See Notes to Consolidated Financial Statements included in Part II, Item 8,” of this Annual Report.

     (3) Fiscal 2002 includes $7,713 in litigation settlement costs, principally for finalization of the settlement of a class action suit and the agreement in principle to settle an SEC investigation. See Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report.

     (4) During fiscal 2001, we recorded $9,759 in litigation settlement costs related to a class action lawsuit. During fiscal 2001, we also decided to close two facilities and recorded a restructuring charge of $822.

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

     In addition to other information in this Annual Report, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory matters, including court approval of a settlement of the DOD investigation on terms that we can afford and that does not include a debarment from doing business with the US Government, and favorable general economic conditions. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the SEC including the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

     The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical imaging and diagnostic systems consisting of stationary and portable x-ray systems, radiographic/fluoroscopic systems, dental imaging systems and proprietary high-voltage power conversion subsystems for medical and other critical industrial applications. The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications. We manage our business in two operating segments; our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses. See Part I, Item 1, “Business-Operating Segments” of this Annual Report for discussions of the Company’s segments.

As of July 31, 2004 the Company’s Board committed to a plan to dispose of DHV and on October 1, 2004, we sold this division for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. Accordingly, the results of operations have been restated to show this division as a discontinued operation.

On October 4, 2004, the Company announced that it had entered into non-binding letters of intent for the sale of both the Medical Systems Group Segment and the remainder of the Power Conversion Group Segment. The Company intends to call a meeting of stockholders to seek approval under New York law for the sale of the Medical Systems Group Segment in the event a definitive agreement is entered into for such sale. There can be no assurance that these non-binding letters of intent will result in the consummation of the sale of these segments or that the strategic alternatives process initiated by the Company will lead to any other transactions. The Company may seek stockholder approval of a plan of liquidation; however, the Board of Directors of the Company has not yet approved any plan of liquidation. Any proceeds that may be received by stockholders of the Company as a result of any plan of liquidation may be greater or less than the current market price of the Common Stock of the Company.

     As described in Part I, Item 3, “Legal Proceedings” of this Annual Report in June 2003, the Company was advised that the US Government was willing to enter into negotiations regarding a comprehensive settlement of this investigation. Prior to the preliminary discussions with the US Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company’s advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company’s capital resources, management then developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2.3 million, which represented its estimate of the low end of a range of potential fines and legal and professional fees.

     Following negotiations, Del Global reached a global settlement in February 2004 with the US Government that resolves the civil and criminal matters relating to the DOD’s investigation. The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by September 30, 2004.

     In connection with this settlement, Del Global recognized an additional charge of approximately $3.2 million in the second quarter of fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution, plus estimated legal and professional fees related to this settlement. The liability associated with these charges is included in Litigation settlement reserves on the accompanying balance sheet.

     On September 30, 2004, pursuant to the terms of the settlement, Del Global fulfilled its obligation under this agreement by paying to the US Government the sum of $5 million representing fines and restitution. On October 7, 2004, RFI entered a criminal guilty plea to a single count conspiracy charge pursuant to the settlement and a criminal plea agreement. Sentencing will occur at a later date to be determined. There can be no assurance that the court will not impose additional fines or restitution, or that the combined civil and criminal restitution imposed by the court will not vary significantly from the amount of fines and restitution the Company has paid to date.

     Del Global has been working with the Defense Logistics Agency, a component of the DOD, to avoid any future limitations on the ability of the Company to do business with US Government entities. Such limitations could include the US Government seeking a “debarment” or exclusion of the Company from doing business with US Government entities for a period of time. The Company has made a written and oral submission to that agency detailing the remedial measures that the Company has taken to help ensure future compliance. If the US Government decides not to debar RFI, Del Global, RFI and the US Government will need to execute a written compliance agreement. No assurance can be given that the Company, RFI and the US Government will enter into any such agreement or that debarment will be avoided.

     Management believes a resolution of this legal matters would be an important step towards closure of the past legal, regulatory and financial reporting matters confronting the Company.

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

     During February and again in August 2004, as part of our customary six month planning and review cycle, management updated each business units’ forecast and operating results, and concluded that it was prudent to record additional valuation allowances of $9.8 million, thereby increasing the total valuation allowance to $19.9 million against 100% of both long and short-term US .domestic deferred tax assets. The valuation allowance was computed by estimating the amount of future taxable income expected over the net operating loss carry forward period, and that estimate was based principally on the Company’s recent performance. The valuation allowance recorded is the estimate of the amount of deferred tax assets that are more likely than not to go unrealized by the Company.

     A corresponding amount was recorded as an income tax provision during the second and fourth quarters of fiscal 2004. We anticipate it is more likely than not the remaining deferred tax asset which relates to our Villa subsidiary will be utilized against future operating profits or as an offset to dividend income received from our Villa subsidiary. However, we can make no assurances that our business will generate profits in the future.

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

Valuation of finished goods inventories

     In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of July 31, 2004, finished goods represented approximately 21% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

Fiscal 2004 Compared to Fiscal 2003

Consolidated net sales of $83.8 million for fiscal year 2004 increased by $15.6 million or 22.9% from fiscal 2003 net sales of $68.2 million. The Medical Systems Group fiscal 2004 sales of $70.8 million improved by $14.7 million or 26.1%, with most of the increase at our international location offsetting a decline at domestic locations, plus favorable exchange rate effects from the translation of Villa’s financial statements from euros to dollars of approximately $1.4 million. This increase in sales included the second quarter fiscal 2004 shipment of $8.2 million of medical equipment to the Ministry of Social Services in Mexico. The Power Conversion Group fiscal 2004 sales of $13.1 million improved by $1.0 million or 8.0%. Prior year Power Conversion Group sales were lower due to effects of the DOD investigation.

Consolidated backlog at July 31, 2004 was $25.9 million versus backlog at August 2, 2003 of approximately $16.3 million. The backlog in the Medical Systems Segment increased by $9.6 million on strong international orders, and Power Conversion Group backlog remained even levels at the beginning of the fiscal year. Substantially all of the backlog should result in shipments within the next 12 months.

Gross margins as a percent of sales were 24.5% in fiscal 2004, compared to 23.0% in fiscal 2003. The Power Conversion Group’s margins for fiscal 2004 were 30.2% versus 28.9% in the prior year. The fiscal 2004 margins increased due to improvements in procurement practices resulting in lower average material costs. The Medical Systems Group’s fiscal 2004 gross margins were 24.5% compared to 21.7% in fiscal 2003 due to higher margins domestically as a result of cost control measures.

Selling, General and Administrative expenses (“SG&A”) for fiscal 2004 were $15.9 million (19.0% of sales), compared to $17.9 million (26.2% of sales) in the same period in the prior year. The decline in SG&A during fiscal 2004 is a result of reduced corporate legal and accounting costs.

During fiscal 2004, we reached a settlement with the US government regarding the civil and criminal aspects of the previously disclosed Department of Defense (“DOD”) investigation of our RFI subsidiary (See Item 3 “Legal Proceedings”). The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $5.0 million if paid by September 30, 2004.

In connection with this settlement, Del Global recognized an additional charge for Litigation settlement costs of approximately $3.2 million in the second quarter of fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution, plus estimated legal and professional fees, related to this settlement. The liability associated with these charges is included in Litigation settlement reserves on the accompanying balance sheet. During the first quarter of fiscal 2005, the Company paid the US Government $5.0 million pursuant to a written settlement agreement with the DOD, as explained more fully in Liquidity and Capital Resources, below.

In February 2004, a plaintiff class filed a motion claiming damages due to Del Global’s failure to timely complete a registration statement for the shares of common stock issuable upon exercise of warrants which were issued in conjunction with a class action settlement approved by the courts in January 2002. In settlement of this matter, Del Global modified the exercise, or “strike,” price of the warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During the fourth quarter of Fiscal 2004, the Company recorded a charge of approximately $0.5 million to Litigation Settlement Costs in recognition of the modification to the warrants and the related legal and professional fees incurred.

As a result of the foregoing, we recognized operating income of $0.2 million in fiscal 2004 as compared to an operating loss of $6.1 million in fiscal 2003. The Medical Systems Group posted operating income of $5.4 million in fiscal 2004 as compared to $1.0 million in fiscal 2003. This was offset by operating losses of $1.6 million and $1.3 million at the Power Conversion Group in 2004 and 2003, respectively. Unallocated corporate costs were $3.7 million in fiscal 2004 as compared to $5.8 million in fiscal 2003.

Interest expense for fiscal 2004 was higher than the prior year’s comparable period reflecting $0.6 million in fees related to an amendment of the GECC Facility.

During fiscal 2003, the Company recognized other income of $0.5 million related to the settlement of a dispute in connection with a 1999 product line acquisition and $0.1 million related to foreign exchange gains on a deposit denominated in euros. During fiscal year 2004, the Company recognized other income of $0.1 million, which included $0.2 million of income related to favorable settlements of product royalty disputes, offset by other losses.

The provision for income taxes for 2004 reflects the establishment of a $9.8 million deferred tax valuation allowance as discussed in Critical Accounting Policies, above. As of July 31, 2004 the Company’s domestic deferred tax assets are subject to a 100% valuation allowance based on management’s analysis of the likelihood of the recoverability of the remaining domestic deferred tax assets. Any remaining deferred tax assets on our balance sheet as of July 31, 2004 relate to our Villa subsidiary which has been historically profitable. During fiscal 2003, the Company established a $7.9 million valuation allowance, as discussed above.

Minority interest for fiscal 2004 was $0.6 million as compared to $0.1 million in fiscal 2003. This increase reflects the improved operating results of our foreign subsidiary in the Medical Systems Group.

As discussed above, Discontinued Operations are related to our Del High Voltage Division, which was sold on October 1, 2004. Discontinued operations in fiscal 2004 included a write down of assets to net realizable value of $3.5 million and losses from operations of $1.6 million. In fiscal 2003, discontinued operations had net income of $0.1 million.

Reflecting the above, we recorded a net loss of $15.8 million, or $1.53 per share, in fiscal 2004 as compared to a net loss of $15.0, or $1.45 per share million in fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002 – Continuing Operations

     Consolidated net sales of $68.2 million for fiscal 2003 were comparable to fiscal 2002 net sales of $68.3 million, with increases at our Medical Systems Group, offset by decreases at the Power Conversion Group. The Medical Systems Group’s fiscal 2003 sales of $56.1 million improved by 2% from fiscal 2002 levels due to increased domestic shipments and favorable exchange rate effects on international sales made in euros. However, on a proforma basis, factoring out the approximately $5.2 million effect of favorable rate changes, the Medical Systems Group’s fiscal 2003 sales would have posted a decline of approximately $4.1 million due to weaker euro denominated international shipments. The Power Conversion Group’s fiscal 2003 sales of $12.1 million decreased by 9% from fiscal 2002 levels, primarily reflecting disruptions due to the DOD investigation.

     Consolidated backlog at August 2, 2003 was $16.3 million versus backlog at August 3, 2002 of approximately $14.1 million. The increase in backlog from beginning of year levels was across all business units. Substantially all of the backlog should result in shipments within the next 12 months.

     Gross margins as a percent of sales were 23% for fiscal 2003, compared to 22% in fiscal 2002. The Power Conversion Group’s fiscal 2003 margins were 29%, versus 18% in the prior year period, reflecting the effects of unfavorable inventory adjustments in the prior year, offset by inventory writedowns and adjustments primarily related to the consolidation of the Hicksville facility. The Power Conversion Group’s fiscal 2003 margins were, partially offset by depressed margins at RFI in the first quarter due to the DOD investigation. Despite expected operating efficiencies due to increased shipments, the Medical Systems Group’s gross margins of 22% were comparable to the prior year period, primarily due to the higher margins in the prior year from shipment of previously written off product.

     Selling, general & administrative (“SG&A”) expenses for fiscal 2003 of $17.9 million (or 26% of sales) included unusually high legal and accounting fees of $2.3 million, incurred in connection with legal matters (including $0.4 million of legal costs associated with a proxy contest). In addition, we incurred approximately $0.6 million of other costs related to a proxy contest, including the reimbursement of costs to an institutional shareholder group. SG&A expenses for fiscal 2002 were $16.0 million and included $3.7 million of unusually high accounting and consulting fees. Excluding the unusually high legal, accounting fees and proxy contest costs, SG&A for fiscal 2003 increased by $2.7 million from the same period last year, reflecting the factors discussed above, plus a payment of $0.2 million during the first quarter related to the separation of the former president of Villa.

     Facilities reorganization costs of $128 for fiscal 2003 relate to the build out of corporate office space within the facility in Valhalla shared by the discontinued DHV division.

     During the third quarter of fiscal 2003, we received approximately $0.4 million in settlement of claims against a former CEO of the Company. After netting related legal fees incurred in the third quarter, we recorded a recovery of $0.2 million during that period. Prior year amounts include a $0.3 million insurance recovery of class action litigation related legal costs.

     In June 2003, as described in Part I Item 3, “Legal Proceedings” of this Annual Report, we began preliminary discussions with the US Government regarding a potential comprehensive settlement of the ongoing DOD investigation of our RFI subsidiary. Based on preliminary settlement discussions with the US Government, discussions with our legal advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of our capital resources, management developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, we recorded a charge of $2.3 million, which represents our estimate of the low end of a range of potential fines and legal and professional fees. The liability associated with this charge is included in the litigation settlement reserves on the accompanying balance sheet as of August 2, 2003.

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

     As a result of the foregoing, we recognized a fiscal 2003 operating loss of $5.9 million compared to a loss of $10.5 million in fiscal 2002. The Medical Systems Group posted a fiscal 2003 operating profit of $1.0 million, offset by a $2.5 million operating loss at the Power Conversion Group, and unallocated corporate costs of $4.4 million reflecting the higher legal and accounting costs as described above. The prior year’s results reflect a $7.2 million charge related to the class action settlement, as described above.

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

     Provision for income taxes for fiscal 2003 reflects the establishment of a total of $7.9 million of deferred tax valuation allowances against our domestic deferred tax assets as discussed in Critical Accounting Policies, above. Any remaining deferred tax activity recorded in fiscal 2003 relates to adjustments recorded at Villa.

Discontinued Operations

As discussed above, Discontinued Operations are related to our Del High Voltage Division, which was sold on October 1, 2004. In fiscal 2003, discontinued operations had net income of $0.1 million as compared to a loss of $2.1 million in fiscal 2002.

     Reflecting the above, we recorded net losses of $15.0 million or $1.45 per share in fiscal 2003 compared to a net loss of $12.0 million or $1.38 per share in fiscal 2002. Current year earnings per share amounts reflect the 2,500,000 additional shares issued in conjunction with the shareholder settlement.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2004 Compared to Fiscal 2003

We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.

Working Capital — At July 31, 2004 and August 2, 2003, our working capital was approximately $7.8 million and $13.6 million, respectively. At such dates, we had approximately $4.8 million and $1.4 million, respectively, in cash and cash equivalents, the majority of which is at our Villa Subsidiary in Italy. As of July 31, 2004, we had approximately $5.8 million of excess borrowing availability under our domestic revolving credit facility compared to $3.8 million at August 2, 2003.

In addition, as of July 31, 2004, our Villa subsidiary had an aggregate of approximately $7.5 million of excess borrowing availability under its various short-term credit facilities compared to $6.7 million of excess borrowing availability at August 2, 2003. Terms of the Italian credit facilities do not permit the use of borrowing availability to finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities – For the year ended July 31, 2004, the Company generated approximately $6.0 million of cash from operations, compared to a generation of $4.8 million in prior fiscal year. Contributing to cash generation in the fiscal 2004 were increases in trade payables and accrued liabilities. Fiscal 2003 included the collection of approximately $4.1 million in income tax receivable. This income tax receivable was the result of filing amended tax returns and carryback claims for fiscal 1997 through 2001 due to a change in the tax laws permitting loss carry-backs of five years from two years.

Cash Flows from Investing Activities — We have expended approximately $0.5 million for facility improvements and capital equipment for the year ended July 31, 2004 compared to $2.0 million for the prior fiscal year. Fiscal 2004 capital expenditures were lower than the expenditures in fiscal 2003 due to the completion of the facility consolidation work in Valhalla and the HVAC system in Italy during fiscal 2003.

Cash Flows from Financing Activities — During the year ended July 31, 2004, we repaid a total of approximately $4.2 million of indebtedness on our domestic and Italian borrowings. In addition the Villa subsidiary paid a dividend of approximately $2.5 million, of which $0.5 million was paid to Villa’s minority shareholders. The remaining $2.0 million, net of withholding taxes was an intercompany transaction with the Parent Company and eliminated in the accompanying consolidated financial statements.

The following table summarizes our contractual obligations, including debt and operating leases at July 31, 2004 (in thousands):

		Within	2-3	4-5	After 5
Obligations	Total (1)	1 Year	Years	Years	Years
Long-Term Debt Obligations	$2,733	$564	$1,155	$568	$446
Capital Lease Obligations	3,073	368	897	994	814
Subordinated Note	2,000	—	2,000	—	—
Operating Lease Obligations	953	514	421	18	—

Total Contractual Cash Obligations	$8,759	$1,446	$4,473	$1,580	$1,260

(1)	In addition, as of July 31, 2004 we had approximately $2.7 million in revolving credit debt in the US and $0.3 million in Italy. The Italian credit facilities are generally renewed on a yearly basis and the GECC Facility, as amended matures in August 2005. The maturity of the GECC Facility is subject to acceleration upon certain events of default as defined in the credit agreement, including uncured covenant defaults. The maturity is also subject to acceleration upon the consummation of the transactions contemplated by the non-binding letters of intent the Company signed in October 2004 for the sale of the Company’s remaining businesses.

Credit Facility and Borrowing — The Company has a $5 million senior revolving credit agreement, as amended, entered into on June 10, 2002 with Transamerica Corporation. In January 2004, GECC completed the acquisition of Transamerica Corporation and assumed the ownership and administration of our US credit facility. This facility, as amended, expires on the earlier of August 1, 2005 or the sale of substantially all of the assets or stock of RFI or the Medical

Systems Group Segment. Interest under the GECC facility is based on thirty day commercial paper rates plus a margin of 3.5%. The interest rate on the revolving line of credit was 4.75% at August 2, 2003 and 5.0% at July 31, 2004. The GECC Facility is subject to commitment fees of 3/8% on the daily unused portion of the facility, payable monthly. Under terms of the GECC Facility, interest is calculated based on the higher of the actual balance, or a floor revolving credit balance of $5 million. The GECC Facility is secured by substantially all of the Company’s accounts receivable, inventory, and fixed assets in the US The terms of the GECC Facility require the Company to comply with various operational and financial covenants, and place limitations on the Company’s ability to make capital expenditures and to pay dividends.

As of January 31, 2004, the Company was out of compliance with the Adjusted Earnings, Adjusted US Earnings, Senior Debt Ratio, and Fixed Charge Coverage Ratio covenants of the GECC Facility. In March 2004, the Company received a waiver of these covenant defaults from GECC and signed a Fourth Amendment to the credit facility with GECC. This Fourth Amendment (i) includes revisions to the financial covenants, (ii) provides for a $100,000 waiver fee payable immediately and a $500,000 fee (the “Performance Fee”) payable to GECC earned immediately but payable on the earlier to occur of (a) the expiration date of the GECC Facility and/or (b) the date of repayment of all amounts outstanding under and the termination of the GECC Facility, (iii) includes the elimination of the early termination fee under the GECC facility, (iv) contains the consent of GECC for the Company to obtain funding from a junior lender to fund the proposed settlement regarding the DOD matter, (v) replaces the existing prime rate and LIBOR pricing with pricing based on 30 day Commercial Paper plus 3.5% and (vi) requires the Company to have entered into a written settlement agreement regarding the DOD matter on terms acceptable to GECC and to have paid the US Government an amount not to exceed $5.0 million with respect to such settlement by September 30, 2004.

As of July 31, 2004 the Company was out of compliance with the Fixed Charge Coverage Ratio and Net Worth covenants of the GECC Facility due to the impairment charges related to the treatment of DHV as a discontinued operation and the expected selling price of DHV business unit. In September 2004, the Company received a waiver of these covenants as well as a consent to sell the assets of the DHV business as described herein and signed a Fifth Amendment to the credit facility with GECC. This Fifth Amendment (i) authorizes the borrowers to use up to $2.0 million of GECC facility borrowings to pay the fines and restitution pursuant to the DOD settlement,(ii) (a)provides a consent to the Company obtaining a $0.6 million intercompany loan from Villa (the “Villa Loan”), (b)provides a consent for the Company to cancel approximately $0.1 million of intercompany debt due from Villa, (c) provides a consent that proceeds of the Villa loan, repayment of intercompany indebtedness from Villa and dividends paid from Villa to the Company, in an aggregate amount not to exceed $3.0 million may be paid directly to the Company for use in payment of the DOD settlement, (iii) provides a consent to the DHV sale and (iv) modified the expiration of the credit facility to the earlier of (a) December 31, 2004 or (b) the sale of the assets or stock of RFI or the Medical Systems Group segment. While the Company expects to be able to meet covenants in the GECC Facility, there can be no assurance that the Company will be able to continue to meet them. If the Company were to breach the covenants, GECC could accelerate the amounts due under and foreclose on assets securing the GECC Facility and the Company would be forced to seek alternative sources of funding for its debt repayment obligations. Previously, the Company has breached certain financial covenants in the GECC Facility, during fiscal 2003 and fiscal 2004, for which it has obtained waivers of non-compliance.

On October 25, 2004, the Company signed a Sixth Amendment to the GECC Facility. This Sixth Amendment; (i) extends the maturity of the credit facility to the earlier of (a) August 1, 2005 or (b) the sale of substantially all of the assets or stock of RFI or the Medical Systems

Group segment, (ii) reduces the maximum formula based borrowing cap from $10 million to $5 million (iii) accelerates the payment of the $500,000 Performance Fee immediately upon signing as a charge against the credit facility, (iv) provides for a $50,000 extension fee payable immediately as a charge against the facility and (v) provides for an additional fee of $10,000 per month for each month the credit facility remains outstanding subsequent to December 2004.

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

As of May 1, 2004, the Company has a frozen defined benefit plan that is under funded. In accordance with SFAS No. 88, at the time of final settlement of the pension plan, the Company will recognize an expense to recognize its unfunded status. In September 2004, the Company began the process of terminating this plan. At time of settlement, which is expected in the third quarter of fiscal 2005, the Company expects to recognize a related charge of approximately $0.5 million, including a cash disbursement of approximately $0.1 million.

On March 23, 2004, we filed a registration statement with the SEC covering the issuance of one million shares of our common stock underlying warrants that were issued to certain shareholders in connection with the previous shareholder litigation. The SEC declared this registration statement effective on May 7, 2004. Shareholders are able to exercise the warrants issued as part of the shareholder litigation settlement and purchase the Company’s common stock at a price, as amended of $1.50 per share subject to compliance with applicable blue sky laws. These warrants are also callable by the Company at a price of $0.25 per warrant, if the Common Stock trades at or above $4 per share for ten (10) consecutive days. We anticipate using any proceeds received from the exercise of the warrants to pay down our GECC Facility.

On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement agreement entered into by the Company. The motion sought damages in the amount of $1,250,000, together with interest, costs and disbursements, and a declaration that $2,000,0000 in promissory notes issued as part of the class action settlement are immediately due and payable, as the value of damages due to the Company’s failure to complete the registration statement noted above.

In July 2004, in settlement of this matter, Del Global modified the exercise, or “strike,” price of the warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During the fourth quarter of Fiscal 2004, the Company recorded a charge of approximately $0.5 million to Litigation Settlement Costs in recognition of the modification to the warrants and the related legal and professional fees incurred

     As described in “Legal Proceedings” Part I, Item 3 of this Annual Report, on March 8, 2002, RFI, a subsidiary of the Company and the remaining part of the Power Conversion Group segment, was served with a subpoena by the US Attorney for the Eastern District of New York in connection with an investigation by the DOD. RFI supplies electro magnetic interference filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI’s Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

     In June 2003, the Company was advised that the US Government was willing to enter into negotiations regarding a comprehensive settlement of this investigation. Prior to the preliminary discussions with the US Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company’s advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company’s capital resources, management then developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2.3 million, which represented its estimate of the low end of a range of potential fines and legal and professional fees.

     Following negotiations, Del Global reached a global settlement in February 2004 with the US Government that resolves the civil and criminal matters relating to the DOD’s investigation. The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by September 30, 2004.

     In connection with this settlement, Del Global recognized an additional charge of approximately $3.2 million in the second quarter of fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution, plus estimated legal and professional fees related to this settlement. The liability associated with these charges is included in Litigation settlement reserves on the accompanying balance sheet.

     On September 30, 2004, pursuant to the terms of the settlement, Del Global fulfilled its obligation under this agreement by paying to the US Government the sum of $5 million representing fines and restitution. On October 7, 2004, RFI entered a criminal guilty plea to a single count conspiracy charge pursuant to the settlement and a criminal plea agreement. Sentencing will occur at a later date to be determined. There can be no assurance that the court will not impose additional fines or restitution, or that the combined civil and criminal restitution imposed by the court will not vary significantly from the amount of fines and restitution the Company has paid to date.

     Del Global has been working with the Defense Logistics Agency, a component of the DOD, to avoid any future limitations on the ability of the Company to do business with US Government entities. Such limitations could include the US Government seeking a “debarment” or exclusion of the Company from doing business with US Government entities for a period of time. The Company has made a written and oral submission to that agency detailing the remedial measures that the Company has taken to help ensure future compliance. If the US Government decides not to debar RFI, Del Global, RFI and the US Government will need to execute a written compliance agreement. No assurance can be given that the Company, RFI and the US Government will enter into any such agreement or that debarment will be avoided.

     The Company funded the $5 million paid pursuant to this settlement by a combination of $2 million in borrowings under its GECC facility and the receipt of a combination of dividends, return of intercompany amounts and a $0.6 million intercompany advance from the Company’s Villa subsidiary, totaling $3.0 million.

There can be no assurance that court approval will be reached and, that the ultimate fines and outcome of any settlement will not vary significantly from the amount of fines and restitution the Company has paid to date

The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003 has reviewed the “change in control” provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and its former Chief Executive Officer, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change in control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. The suit is now in the discovery phase. The parties are in the process of exchanging documents, and depositions are to be conducted in November, 2004. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. It is not possible to predict the outcome of these claims; however, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future.

The outcome of the elections at the Company’s Annual Meeting of Shareholders held on May 29, 2003 represents a change in control under change in control agreements between the Company and each of four other members of executive management. However, as each of these agreements contains “double-triggers” requiring the termination of the individual, no change in control payments are currently due to any such individuals. In August, 2004 the Company entered into a settlement agreement and release with the former CFO whereby the former officer provided a general release to the Company, including a release from any potential claim under his change in control agreement, in exchange for approximately $0.2 million.

On October 1 2004, the Company completed the sale of its DHV division for $3.1 million plus the assumption of $0.8 million of liabilities as described more fully in Note 2 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Also during the first quarter of fiscal 2005, the Company signed non-binding letters of intent for the sale of the Medical Systems Group Segment and the remaining business of the Power Conversion Group Segment. These letters of intent are non-binding and subject to customary closing conditions, including , in the case of the Medical Systems Group Segment, approval of the Company’s stockholders. The Company also announced in October 2005 that it may seek stockholder approval of a plan of liquidation; however, the Board of Directors of the Company has not yet approved any plan of liquidation. Any proceeds that may be received by Stockholders of the Company as a result of any plan of liquidation may be greater or less than the current market price of the Common Stock of the Company.

The Company has or had no investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Annual Report on Form 10-K

We anticipate that cash generated from strategic alternatives, including asset sales and additional financings, operations and amounts available from credit facilities will be sufficient to satisfy any remaining obligations under the DOD Settlement and currently projected operating cash needs for at least the next twelve months, and for the foreseeable future. However, there is no assurance that any alternatives will be available to the Company on acceptable terms at such time or at all. No assurances can be given that the Company will be able to consummate the transactions outlined in the letters of intent, or consummate a plan of liquidation.

Effects of New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for new VIEs established or purchased subsequent to January 31, 2003. For VIEs entered into prior to February 1, 2003, FIN 46 was originally effective for interim periods beginning after June 15, 2003. In October 2003, the FASB deferred this effective date until interim or annual periods ending after December 15, 2003. Early adoption is permitted. The adoption of FIN 46 for these VIEs is not expected to have a material impact on the Company’s consolidated financial condition or results of operations. FIN 46 further requires the disclosure of certain information related to VIEs in which the Company holds a significant variable interest. As of July 31, 2004 and August 2, 2003, the Company did not own any such interests that required disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate and foreign currency exchange exposure.

Interest rate risk

     Our US and foreign revolving credit facilities and certain of our Italian subsidiary’s long-term debt incur interest charges that fluctuate with changes in market interest rates. See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Based on the balances as of July 31, 2004, an increase of 1/2 of 1% in interest rates would increase interest expense by approximately $50,000 annually. There is no assurance that interest rates will increase or decrease over the next fiscal year. Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

Foreign currency risk

     The financial statements of Villa are denominated in Euros. Based on our historical results and expected future results, Villa accounts for approximately 43% to 55% of our total revenues, based in part on the rate at which Villa’s Euro denominated financial statements have been or will be converted into US dollars. In addition, over the last 3 years, Villa has contributed positive operating income, as compared to our consolidated operating losses. Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the US dollar value of future Euro earnings. A 10% decline in the value of the Euro in fiscal 2004, for example, would have reduced sales by approximately $4.8 million, and would have increased our consolidated loss from continuing operations by approximately $464,000 (due to the reduction in the US dollar value of Villa’s operating income.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company, under the supervision and with the participation of the Company’s management, including Walter F. Schneider, Chief Executive Officer and Mark A Koch, Principal Accounting Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, as of the date of this Annual Report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls, during the Company’s fourth fiscal quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 for all directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 with respect to executive compensation is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 with respect to security ownership of directors, executive officers and substantial stockholders is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 with respect to certain relationships and transactions between directors and executive officers and substantial stockholders of the Company with the Company is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 with respect to principal accounting fees and services is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2005 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page Number
(a) 1.	Financial Statements
CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:
	Report of Independent Registered Public Accounting Firm	F1
	Consolidated Balance Sheets as of July 31, 2004 and August 2, 2003	F2 - F3
	Consolidated Statements of Operations for the Fiscal Years Ended July 31, 2004, August 2, 2003 and August 3, 2002	F4
	Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 2004, August 2, 2003 and August 3, 2002	F5
	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended July 31, 2004, August 2, 2003 and August 3, 2002	F6 – F7
	Notes to Consolidated Financial Statements for the Fiscal Years Ended July 31, 2004, August 2, 2003 and August 3, 2002	F8 - F31
2.	Financial Statement Schedules
	Schedule II Valuation and Qualifying Accounts	F-32

3.	Exhibits

Exhibit
Number	Description of Document
2.1	Stock Purchase Agreement (related to the acquisition of Villa Sistemi Medicali S.p.A.) dated as of December 28, 1999. Filed as Exhibit 2.1 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

2.2	Asset Purchase Agreement dated as of October 1, 2004 by and between Spellman High Voltage Electronics Corporation and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed October 7, 2004 and incorporated herein by reference.

3.1	Certificate of Incorporation dated October 25, 1954. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

Exhibit
Number	Description of Document
3.2	Certificate of Amendment of Certificate of Incorporation dated January 26, 1957. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated July 12, 1960. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.4	Certificate of Amendment of Certificate of Incorporation dated March 18, 1985. Filed as Exhibit 3.5 to Del Electronics Corp. Form 10-K for the year ended August 2, 1989 and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation dated January 19, 1989. Filed as Exhibit 4.5 to Del Electronics Corp. Form S-3 (No. 33-30446) filed August 10, 1989 and incorporated herein by reference.

3.6	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp., dated February 5, 1991. Filed with Del Electronics Corp. Proxy Statement dated January 22, 1991 and incorporated herein by reference.

3.7	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp. dated February 14, 1996. Filed as Exhibit 3.6 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

3.8	Certificate of Amendment of Certificate of Incorporation of Del Global Technologies Corp. dated February 13, 1997. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended February 1, 1997 and incorporated herein by reference.

3.9	Amended and Restated By-Laws of Del Global Technologies Corp. Filed as Exhibit 3.1 to Current Report on Form 8-K dated September 5, 2001 and incorporated herein by reference.

3.10	Amendment No. 1 to the Amended and Restated By-Laws of Del Global Technologies Corp. dated July 17, 2003. Filed as Exhibit 3.01 to Current Report on Form 8-K dated July 30, 2003 and incorporated herein by reference.

4.1	Intentionally Omitted.

4.2	Intentionally Omitted.

4.8	Warrant Certificate of Laurence Hirschhorn. Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.9	Warrant Certificate of Steven Anreder. Filed as Exhibit 4.2 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

Exhibit
Number	Description of Document
4.10	Warrant Certificate of UBS Capital S.p.A. dated as of December 28, 1999. Filed as Exhibit 4 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.11*	Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000). Filed as Exhibit 4.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

4.12*	Stock Purchase Plan. Filed as Exhibit 4.9 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

4.13*	Option Agreement, substantially in the form used in connection with options granted under the Plan. Filed as Exhibit 4.8 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

4.14*	Option Agreement dated as of December 28, 1999. Filed as Exhibit 4.2 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

4.15	Warrant Agreement substantially in the form used for 1,000,000 warrants issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002. Filed as Exhibit 10.12 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

4.16*	Amendment No. 1 dated July 17, 2003 to the Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000). Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 and incorporated herein by reference.

10.1	Intentionally Omitted

10.2	Intentionally Omitted.

10.3	Intentionally Omitted.

10.4	Intentionally Omitted.

10.5	Intentionally Omitted.

10.6	Intentionally Omitted.

Exhibit
Number	Description of Document
10.7	Lease Agreement dated April 7, 1992 between Messenger Realty and Del Electronics Corp. Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.

10.8	Lease and Guaranty of Lease dated May 25, 1994 between Leshow Enterprises and Bertan High Voltage Corp. Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

10.9	Lease dated January 4, 1993 between Curto Reynolds Oelerich Inc. and Del Medical Imaging Corp. (formerly knows as Gendex-Del Medical Imaging Corp.). Filed as Exhibit 10.21 to the Del Global Technologies Corp. Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1997 and incorporated herein by reference.

10.10	Loan and Security Agreement dated June 10, 2002, in the principal amount of $10,000,000, between Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

10.11	Subordinated Promissory Note substantially in the form used for a total principal amount of $2 million issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002. Filed as Exhibit 10.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.12	Intentionally Omitted.

10.13*	Executive Employment Agreement dated May 1, 2001, by and between Del Global Technologies Corp. and Samuel E. Park. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed on August 1, 2001 and incorporated herein by reference.

10.14*	Change of Control Agreement substantially in the form used by the Company for the current executive officers as named in Item 11, except for Samuel E. Park (see Exhibit 10.13). Filed as Exhibit 10.14 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.15	Extension and Modification Agreement (lease agreement) dated as of July 30, 2002 between Praedium II Valhalla LLC and Del Global Technologies Corp. Filed as Exhibit 10.15 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

Exhibit
Number	Description of Document
10.16	Grant Decree No. 0213 between the Ministry of Industry, Trade and Handicrafts and Villa Sistemi Medicali S.p.A. dated September 6, 1995. Filed as Exhibit 10.16 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.17	Financial Property Lease Contract no. 21136 dated March 30, 2000 between ING Lease (Italia) S.p.A. and Villa Sistemi Medicali S.p.A. Filed as Exhibit 10.17 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.18	Declaration of Final Obligation between the Ministry of Productive Industry and Villa Sistemi Medicali S.p.A. dated May 6, 2002. Filed as Exhibit 10.18 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.19	Private Contract between Banca Mediocredito S.p.A and Villa Sistemi Medicali S.p.A. dated November 4, 1998 in the principal amount of 3 billion Lire. Filed as Exhibit 10.19 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.20*	Change of Control Agreement as approved by the Board of Directors on October 24, 2002, substantially in the form used by its current executive officers (in the case of Walter F. Schneider, as amended pursuant to Exhibit 10.22 hereof). Filed as Exhibit 10.20 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.21	Waiver and First Amendment to Loan and Security Agreement dated as of November 1, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

10.22	Second Amendment to the Loan and Security Agreement dated December 17, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 10.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended November 2, 2002 and incorporated herein by reference.

Exhibit
Number	Description of Document
10.23	Settlement Agreement and Release dated March 10, 2003 by and between Del Global Technologies Corp. and its affiliates, subsidiaries, present and former directors, officers, agents, accountants, attorneys, stockholders, predecessors and the agents and attorneys of its present and former directors, and Leonard A. Trugman and each of his heirs, administrators, liquidators, executors, successors, and assigns. Filed as Exhibit 10.22 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended February 1, 2003 and incorporated herein by reference.

10.24	Separation Agreement and General Release of Claims dated April 9, 2003, by and between James M. Tiernan and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Amendment to Current Report on Form 8-K/A filed on April 23, 2003 and incorporated herein by reference.

10.25	Separation Agreement and General Release of Claims dated April 9, 2003, by and between David Michael, David Michael & Co., P.C. and Del Global Technologies Corp. Filed as Exhibit 99.02 to Del Global Technologies Corp. Amendment to Current Report on Form 8-K/A filed on April 23, 2003 and incorporated herein by reference.

10.26	Form of Indemnification Agreement. Filed as Exhibit 10.22 to Del Global Technologies Corp. Amendment #1 to Registration Statement on Form S-1/A, filed on May 1, 2003 and incorporated herein by reference.

10.27	Amendment to Executive Employment Agreement dated May 28, 2003 by and between Del Global Technologies Corp. and Samuel E. Park. Filed as Exhibit 10.23 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 and incorporated herein by reference.

10.28	Amendment dated October 10, 2003 to Change of Control Agreement for Walter F. Schneider filed as Exhibit 10.28 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 2, 2003 and incorporated herein by reference.

10.29	Waiver and Third Amendment to the Loan and Security Agreement dated as of October 30, 2003, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation filed as Exhibit 10.29 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 2, 2003 and incorporated herein by reference.

Exhibit
Number	Description of Document
10.30	Waiver, Consent and Fourth Amendment to the Loan and Security Agreement dated as of March 12, 2004, by and among Del Global Technologies Corp. and General Electric Capital Corporation, as successor by assignment to Transamerica Business Corporation. Filed as Exhibit 10.30 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.

10.31*	Letter Agreement dated as of February 10, 2003 between Mark Koch and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed August 27, 2004 and incorporated herein by reference.

10.32	Non-Competition Agreement dated as of September 8, 2004 by and between Del Global Technologies Corp. and Walter F. Schneider. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference.

10.33	Separation Agreement and Release dated as of September 1, 2004 between Del Global Technologies Corp. and Thomas V. Gilboy. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 15, 2004 and incorporated herein by reference.

10.34	Amendment No. 1 dated as of September 15, 2004 to the Letter Agreement dated February 10, 2003 between Mark Koch and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 20, 2004 and incorporated herein by reference.

10.35	Loan Agreement dated as of September 23, 2004 between Del Global Technologies Corp. (“Del Global”) and Villa Sistemi Medicali S.p.A., a subsidiary of Del Global. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 28, 2004 and incorporated herein by reference.

10.36	Waiver, Consent and Fifth Amendment to the Loan and Security Agreement dated as of September 23, 2004, by and among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and General Electric Capital Corporation, as successor by assignment to Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed September 28, 2004 and incorporated herein by reference.

Exhibit
Number	Description of Document
10.37	Settlement Agreement dated as of September 30, 2004, by and among the United States of America, on behalf of the Department of Defense, acting through the United States Attorney’s Office for the Eastern District of New York, Del Global Technologies Corp. and RFI Corporation. Current Report on Form 8-K filed October 5, 2004 and incorporated herein by reference.

10.38	Assignment, Assumption and Amendment of Lease dated as of October 1, 2004 among DP 16, LLC, Del Global Technologies Corp. and Spellman High Voltage Electronics Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed October 7, 2004 and incorporated herein by reference.

10.39	First Amendment to Villa Loan Agreement dated October 22, 2004 between Del Global Technologies Corp and Villa Sistemi Medicali, S.p.A filed as Exhibit 99.01 to Del Global Technologies Corp . Current Report on Form 8-K filed October 26, 2004 and incorporated herein by reference.

10.40	Sixth Amendment to the Loan and Security Agreement dated as of October 25, 2004 by and among Del Global Technologies Corp, Bertan High Voltage Corp, RFI Corporation and Del Medical Imaging Corp (Borrowers) and General Electric Capital Corporation as successor to Transamerica Business Capital Corporation filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed October 26, 2004 and incorporated herein by reference.

14.1	Del Global Technologies Corp. Code of Business Conduct and Ethics. Filed as an exhibit to the Del Global Technologies Corp. Definitive Proxy Statement on Schedule 14A filed on April 29, 2003 and incorporated herein by reference.

21	Subsidiaries of Del Global Technologies Corp. Filed as Exhibit 21 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

23.1	Consent of Deloitte & Touche LLP (1).

31.1	Certification of Chief Executive Officer, Walter F. Schneider, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).

31.2	Certification of Principal Accounting Officer, Mark Koch, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).

32.1	Certification of the Chief Executive Officer, Walter F. Schneider, pursuant to 18 USC. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

Exhibit
Number	Description of Document
32.2	Certification of the Principal Accounting Officer, Mark Koch, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

*	Represents a management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(b) Reports on Form 8-K –

     On May 7, 2004, Del Global Technologies Corp. filed a Current report on Form 8-K reporting under Item 5, Other Events.

     On June 2, 2004, Del Global Technologies Corp. filed a Current report on Form 8-K reporting under Item 5, Other Events.

     On June 11, 2004, Del Global Technologies Corp. filed a Current report on Form 8-K reporting under Item 5, Other Events.

     On June 15, 2004, Del Global Technologies Corp. filed a Current report on Form 8-K reporting under Item 5, Other Events.

     On June 13, 2004, Del Global Technologies Corp. filed a Current report on Form 8-K reporting under Item 5, Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.
October 29, 2004	By:	/s/ Walter F. Schneider
Walter F. Schneider
President and Chief Executive Officer

October 29, 2004	By:	/s/ Mark Koch
Mark Koch
Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne M. Hopgood	Director — Chairman	October 29, 2004

Suzanne M. Hopgood

/s/ Walter Schneider	Director – President and	October 29, 2004
Chief Executive Officer
Walter Schneider

/s/ Wallace Barnes	Director	October 29 2004

Wallace Barnes

/s/ Gerald M. Czarnecki	Director	October 29, 2004

Gerald M. Czarnecki

/s/ David W. Wright	Director	October 29, 2004

David W. Wright

/s/ Edgar J. Smith, Jr.	Director	October 29, 2004

Edgar J. Smith, Jr.

/s/ James Henderson	Director	October 29, 2004

James Henderson

/s/ Michael Cheshire	Director	October 29, 2004

Michael Cheshire

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of July 31, 2004 and August 2, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries at July 31, 2004 and August 2, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has entered into non-binding letters of intent for the sale of both of its operating segments. Additionally, the Company may seek stockholder approval of a plan of liquidation; however, the Board of Directors has not yet approved any plan of liquidation. The financial statements do not reflect any adjustments which may be required should a plan of liquidation be adopted by the Board of Directors and approved by the stockholders.

/s/ DELOITTE & TOUCHE LLP

New York, New York
October 28, 2004

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	July 31,	August 2,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,755	$1,381
Trade receivables (net of allowance for doubtful accounts of $888 and $1,232 for 2004 and 2003, respectively)	12,900	17,063
Inventory	15,122	18,448
Assets attributable to discontinued operation, at net realizable value	4,369	—
Deferred income tax assets — current	—	2,591
Prepaid expenses and other current assets	1,068	730

Total current assets	38,214	40,213

NON-CURRENT ASSETS:
Refundable income taxes	—	55
Fixed assets, net	6,907	9,293
Deferred income tax assets — non-current	1,102	6,148
Goodwill	1,911	3,239
Other intangible assets, net	103	333
Other assets	1,024	1,211

Total non-current assets	11,047	20,279

TOTAL ASSETS	$49,261	$60,492

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except share data)

	July 31,	August 2,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term credit facilities	$2,699	$6,446
Current portion of long-term debt	730	655
Accounts payable – trade	10,926	8,990
Accrued liabilities	8,920	7,730
Net liabilities attributable to discontinued operations	958	—
Litigation settlement reserves	5,148	2,553
Income taxes payable	1,069	241

Total current liabilities	30,450	26,615

NON-CURRENT LIABILITIES:
Long-term debt	5,076	5,312
Subordinated note	1,962	1,788
Other long-term liabilities	2,462	2,545
Other liabilities attributable to discontinued operations	147	—

Total non-current liabilities	9,647	9,645

Total liabilities	40,097	36,260

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY	1,389	1,253

SHAREHOLDERS’ EQUITY:
Common stock — $.10 par value; authorized - 20,000,000 shares; issued – 10,978,581 and 10,976,081 shares at July 31, 2004 and August 2, 2003	1,098	1,097
Additional paid-in capital	64,072	63,682
Accumulated other comprehensive income	792	563
Accumulated deficit	(52,641)	(36,817)
Less common stock in treasury – 643,533 shares at July 31, 2004 and August 2, 2003	(5,546)	(5,546)

Total shareholders’ equity	7,775	22,979

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,261	$60,492

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share amounts)

		Fiscal years Ended
	July 31,	August 2,	August 3,
	2004	2003	2002
NET SALES	$83,827	$68,212	$68,288
COST OF SALES	62,512	52,542	53,573

GROSS MARGIN	21,315	15,670	14,715

Selling, general and administrative	15,907	17,904	16,041
Research and development	1,562	1,593	1,502
Litigation settlement costs	3,652	2,126	7,713
Facilities reorganization costs	—	128	—

Total operating expenses	21,121	21,751	25,256

OPERATING INCOME (LOSS)	194	(6,081)	(10,541)
Interest expense (net of interest income of $20, $10 and $449 in 2004, 2003 and 2002, respectively)	(1,796)	(1,340)	(1,198)
Other income	123	596	35

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(1,479)	(6,825)	(11,704)
INCOME TAX PROVISION (BENEFIT)	8,691	8,233	(1,982)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(10,170)	(15,058)	(9,722)
MINORITY INTEREST	559	115	197

LOSS FROM CONTINUING OPERATIONS	$(10,729)	$(15,173)	$(9,919)
DISCONTINUED OPERATIONS	(5,095)	128	(2,093)

NET LOSS	$(15,824)	$(15,045)	$(12,012)

NET LOSS PER BASIC AND DILUTED SHARE
Continuing operations	$(1.04)	$(1.46)	$(1.14)
Discontinued operations	(0.49)	0.01	(0.24)

Net loss per basic and diluted share	$(1.53)	$(1.45)	$(1.38)

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Fiscal years Ended
	July 31,	August 2,	August 3,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(10,729)	$(15,173)	$(9,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,425	2,611	2,717
Deferred income tax provision (benefit)	7,678	7,950	(3,592)
Loss on sale of fixed assets	50	42	—
Loss on sale of marketable securities and investment	—	—	40
Non cash litigation settlement costs	350	—	7,050
Non cash pension cost	(9)	—	—
Imputed interest – subordinated note	175	177	91
Minority interest	559	115	197
Stock based compensation expense	38	135	150
Other	—	(29)	—
Changes in operating assets and liabilities:
Decrease in trade receivables	309	3,783	1,079
(Increase) Decrease in inventory	(1,291)	3,587	7,110
Decrease (Increase) in prepaid expenses and other current assets	(318)	1,018	(1,184)
Decrease (Increase) in other assets	225	216	(129)
Decrease in income tax receivable	54	4,086	1,282
Increase (Decrease) in accounts payable – trade	3,351	(2,104)	1,558
Increase (Decrease) in accrued liabilities	3,485	(1,559)	2,087
Decrease in deferred compensation liability	—	—	(21)
Increase (Decrease) in income taxes payable	833	(126)	(137)
(Decrease) Increase in other long-term liabilities	(194)	84	(18)

Net cash provided by operating activities	5,991	4,813	8,361

DISCONTINUED OPERATIONS	2,229	128	(2,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed assets purchases	(517)	(1,971)	(1,150)
Proceeds from sale of fixed assets	50	—	—
Proceeds from sale of marketable securities and investment	—	45	294

Net cash used in investing activities	(467)	(1,926)	(856)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	—	—	201
Repayment of bank borrowings	(4,224)	(2,630)	(5,848)
Exercise of stock options	2	—	—
Dividend paid to minority shareholders	(430)
Debt and other issuance costs	—	—	(338)

Net cash used in financing activities	(4,652)	(2,630)	(5,985)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	273	101	66

CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE YEAR	3,374	486	(507)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	1,381	895	1,402

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$4,755	$1,381	$895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,296	$999	$1,220
Cash paid during the period for income taxes	322	429	361

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

				Obligation	Accumulated
	Common		Additional	to issue	Other Compre-		Treasury Stock
	Stock Issued		Paid-In	Shares &	hensive Income	Accumulated
	Shares	Amount	Capital	Warrants	(Loss)	Deficit	Shares	Amount	Total
BALANCE, JULY 29, 2001	8,476,081	$847	$52,187	$4,410	$(391)	$(9,760)	628,566	$(5,502)	$41,791
Settlement of class action lawsuit:
Issuance of stock	2,500,000	250	9,500	(3,750)					6,000
Issuance of warrants			1,710	(660)					1,050
Compensation cost of non-employee stock options and warrants issued			150						150
Comprehensive Loss:
Net Loss						(12,012)			(12,012)
Foreign exchange					(423)				(423)
Accumulated unfunded obligation for pension trust					585				585

Total comprehensive loss									(11,850)

BALANCE, AUGUST 3, 2002	10,976,081	1,097	63,547	—	(229)	(21,772)	628,566	(5,502)	37,141

Shares received in legal settlement							14,967	(44)	(44)
Compensation cost of non-employee stock options and warrants issued			135						135
Comprehensive Loss:
Net Loss						(15,045)			(15,045)
Accumulated unfunded obligation for pension trust					16				16
Foreign exchange					776				776

Total comprehensive loss									(14,253)

BALANCE, AUGUST 2, 2003	10,976,081	$1,097	$63,682	$—	$563	$(36,817)	643,533	$(5,546)	$22,979

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in Thousands)

	Common			Obligation	Accumulated
	Stock Issued		Additional	to issue	Other Compre-		Treasury Stock
			Paid-In	Shares &	hensive Income	Accumulated
	Shares	Amount	Capital	Warrants	(Loss)	Deficit	Shares	Amount	Total
BALANCE, AUGUST 2, 2003	10,976,081	$1,097	$63,682	$—	$563	$(36,817)	643,533	$(5,546)	$22,979
Issuance of stock on exercise of options	2,500	1	2						3
Compensation cost of non-employee stock options and warrants issued			38						38
Warrant modification costs			350						350
Comprehensive Loss:
Net Loss						(15,824)			(15,824)
Accumulated unfunded obligation for pension trust					(9)				(9)
Foreign exchange					238				238

Total comprehensive loss									(15,595)

BALANCE, JULY 31, 2004	10,978,581	$1,098	$64,072	$—	$792	$(52,641)	643,533	$(5,546)	$7,775

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business Activities - Del Global Technologies Corp. (“Del Global”) together with its subsidiaries (collectively, the “Company”), is engaged in two major lines of business: Medical Systems Group and Power Conversion Group. The Medical Systems Group segment designs, manufactures and markets imaging and diagnostic systems consisting of stationary and portable x-ray imaging systems, radiographic/fluoroscopic systems, mammography systems and dental systems. The Power Conversion Group segment designs, manufactures and markets key electronic components such as transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications.

As of July 31, 2004, the Company’s Board committed to a plan to dispose of its Del High Voltage Division (“DHV”) and on October 1, 2004, we sold this division for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. Accordingly, the results of operations have been reclassified to show this division as a discontinued operation. See Note 2, Discontinued Operations.

On October 4, 2004, the Company announced that it had entered into non-binding letters of intent for the sale of both the Medical Systems Group Segment and the remainder of the Power Conversion Group Segment. At its stockholder meeting, the Company intends to seek approval under New York law for the sale of the Medical Systems Group Segment in the event a definitive agreement is entered into for such sale. There can be no assurance that these non-binding letters of intent will result in the consummation of the sale of these segments or that the strategic alternatives process initiated by the Company will lead to any other transactions. The Company may seek Stockholder approval of a plan of liquidation; however, the Board of Directors of the Company has not yet approved any plan of liquidation. Any proceeds that may be received by Stockholders of the Company as a result of any plan of liquidation may be greater or less than the current market price of the Common Stock of the Company.

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

Accounting Period - The Company’s fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. The Company’s 80% owned subsidiary Villa Sistemi Medicali S.p.A. (“Villa”), results are consolidated into Del Global’s consolidated financial statements based on a fiscal year that ends on June 30 and reported on a one month lag.

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

The following table shows the Company’s fiscal 2004, 2003 and 2002 results as if SFAS 142 had been adopted at the beginning of each period presented:

	For fiscal years ended
	July 31, 2004	August 2, 2003	August 3, 2002
Net loss – as reported:	$(15,824)	$(15,045)	$(12,012)
Add: goodwill amortization, net of taxes	—	—	131

Net loss – as adjusted	$(15,824)	$(15,045)	$(11,881)

Loss per share — Basic and diluted
As reported	$(1.53)	$(1.45)	$(1.38)
Add: goodwill amortization	—	—	.01

As adjusted	$(1.53)	$(1.45)	$(1.37)

Other Intangibles, Net - Other intangible assets are the Company’s distribution network and non-compete agreements acquired with the purchase of certain assets of a subsidiary. Intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Accumulated amortization for other intangibles was $550 and $1,222 at July 31, 2004 and August 2, 2003, respectively. In connection with the fiscal 2003 adoption of SFAS 142, the Company reviewed the useful life and classification of these assets and determined that they continue to be appropriate, and accordingly will continue to be amortized in future periods.

Revenue Recognition — The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product. The Company’s products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The Company has an FDA obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period. These repairs are billed to the customers at market rates.

The Company records shipping and handling fees billed to customers in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” The EITF provides that shipping and handling fees billed to customers be reflected in net sales and requires additional disclosure if costs incurred for shipping and handling are not included in costs of sales. The amount of shipping and handling fees recorded as revenues was $181, $465, and $652 for fiscal years 2004, 2003 and 2002, respectively

Research and Development Costs - Research and development costs are recognized as an expense in the period in which they are incurred.

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

Net Loss Per Share - Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Options to purchase common stock have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities and trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at July 31, 2004.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS No. 123, the Company’s net loss and net loss per share for the fiscal years ended July 31, 2004, August 2, 2003 and August 3, 2002 would have been stated at the pro forma amounts indicated below:

	For fiscal years ended
	July 31, 2004	August 2, 2003	August 3, 2002
Net loss – as reported:	$(15,824)	$(15,045)	$(12,012)
Add: Total stock-based awards under fair value method	(456)	(644)	(538)

Pro forma net loss	$(16,280)	$(15,689)	$(12,550)

Loss per share — Basic and diluted
As reported	$(1.53)	$(1.45)	$(1.38)
Pro forma	$(1.58)	$(1.52)	$(1.45)
Weighted average number of shares outstanding	10,333,668	10,341,430	8,680,848

The fair value of the options used for the above proforma disclosures were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of seven years, volatility ranging from 40% to 90%, risk free interest rate from 5% to 6.8%, and no dividend yield.

Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued FIN No. 46 Revised (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before May 3, 2003, this interpretation is effective no later than the end of the first interim or annual reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to May 1, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

Reclassifications - Certain prior year’s amounts have been reclassified to conform to the current year presentation.

2. DISCONTINUED OPERATIONS

On October 1, 2004, the Company completed the sale of its Del High Voltage Division (“DHV”) for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. This division was formerly part of the Power Conversion Group and designed, manufactured and marketed proprietary precision power conversion subsystems for medical as well as critical industrial applications. The results of operations of this division are shown as discontinued operations in the accompanying financial statements.

Certain information with respect to discontinued operations is summarized below:

	July 31,	August 2,	August 3,
Years Ended	2004	2003	2002
Revenues	$15,655	$30,407	$30,496
Net income (loss) before income taxes	(5,095)	128	(3,353)
Income tax benefit	—	—	(1,260)
Income (loss) from discontinued operations, net	(5,095)	128	(2,093)

Loss from discontinued operations, net for fiscal 2004 includes impairment charges of $3,481 related to the write down of the DHV assets to net realizable value and includes a goodwill write off of $1,328 and intangible asset write off of $125 related to the DHV business recorded during the second quarter of fiscal year 2004.

Assets attributable to discontinued operation consisting of current assets of $4,369 at net realizable value, are classified as current assets on the July 31, 2004 balance sheet. Net liabilities, consisting of current liabilities of $958 assumed by the buyer, are classified as current liabilities on the July 31, 2004 consolidated balance sheet.

3. INVENTORY

	July 31, 2004	August 2, 2003
Inventory consists of the following:
Raw materials and purchased parts	$10,839	$15,161
Work-in-process	2,974	3,757
Finished goods	3,845	3,377

	17,658	22,295
Less: allowance for obsolete and excess inventory	(2,536)	(3,847)

Total inventory, net	$15,122	$18,448

The Company has pledged all of its inventories in the U.S. having a carrying amount of approximately $5,193 and $11,392 at July 31, 2004 and August 2, 2003, respectively, to secure its credit facility with its lender.

4. FIXED ASSETS

Fixed assets consist of the following:

	July 31, 2004	August 2, 2003
Land	$694	$694
Buildings	5,983	5,772
Machinery and equipment	6,074	14,413
Furniture and fixtures	697	1,814
Leasehold improvements	813	2,353
Transportation equipment	72	63
Computers and other equipment	3,934	4,075

	18,267	29,184
Less: accumulated depreciation and amortization	(11,360)	(19,891)

Fixed assets, net	$6,907	$9,293

The Company has pledged all of its fixed assets in the U.S. having a carrying amount of approximately $2,332 and $4,657 at July 31, 2004 and August 2, 2003, respectively, to secure its credit facility with its lender.

Depreciation expense for fiscal 2004, 2003, and 2002 was $1,359, $1,291, and $1,038, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

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

During fiscal year 2004, due to continuing operating losses at the Company’s Del High Voltage division, the Company concluded that sufficient indicators of impairment were present to warrant a review of the goodwill and intangible assets of this reporting unit. In accordance with the provisions of SFAS 142, based on a recent valuation of this reporting unit, the Company compared the implied fair value of the goodwill to the actual carrying value at January 31, 2004, and concluded an impairment loss of $1,328 had occurred. Accordingly, a charge of $1,328 was recorded during the second quarter of fiscal year 2004 which is reflected in the loss from Discontinued Operations on the accompanying financial statements.

In connection with the adoption of SFAS 142, the Company reviewed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. These identifiable assets were acquired in connection with business combinations prior to July 1, 2001.

     The Company also conducted an impairment test of the carrying value of non-compete agreements related to the Del High Voltage division. In accordance with the provision of SFAS 144, the Company compared the expected future cash flows related to the non-compete agreements to the carrying value and concluded an impairment loss of $125 had occurred. Accordingly, the Company recorded a charge of $125 during the second quarter of fiscal year 2004 which is reflected in the loss from Discontinued Operations on the accompanying consolidated financial statements.

The components of our amortizable intangible assets are as follows:

	July 31, 2004		August 2, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amounts	Amortization	Amounts	Amortization
Non-Compete Agreements	$—	$—	$902	$738
Distribution Network	653	550	653	484

Total	$653	$550	$1,555	$1,222

Amortization expense for intangible assets during fiscal 2004, 2003 and 2002 was $66, $144, and $188 respectively. Amortization expense of $40 was included in discontinued operations. Estimated amortization expense for fiscal 2005 and the five succeeding fiscal years is as follows:

2005	$66
2006	37
2007-2009	None

There are no components of intangible assets that have an indefinite life.

6. PRODUCT WARRANTIES

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

The activity in warranty accounts is as follows:

	July 31, 2004	August 2, 2003
Balance at beginning of period	$670	$626
Accruals of warranty claims	1,114	925
Costs incurred related to warranty claims	(754)	(881)

Balance at end of period	$1,030	$670

7. SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

	July 31, 2004	August 2, 2003
Revolving lines of credit:
Domestic	$2,699	$6,246
Foreign	—	200

	$2,699	$6,446

At July 31, 2004 the US credit facility is for $10 million, and for a term, as amended extends through December 31, 2004. Interest under the US credit facility is based on the prime rate, or at the Company’s option, at a rate tied to LIBOR. Borrowing availability under the US facility is formula based, and dependent on the collateral value of the Company’s eligible domestic accounts receivable and inventory. The interest rate on prime based revolving line of credit borrowings, as amended, is at the 30 day commercial paper rate plus 3.5% which was 4.5% at July 31, 2004. In fiscal 2003 interest was at prime plus 0.75%, which was 4.75% at August 2, 2003. The credit facility is subject to commitment fees of 3/8% on the daily-unused portion of the facility, payable monthly. The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, fixed assets, and intellectual property in the US. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.

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

On October 25, 2004, the Company signed a Sixth Amendment to the GLCC Facility. This Sixth Amendment; (i) extends the maturity of the credit facility to the credit of (a) August 2, 2005 or (b) the sale of substantially all of the assets or stock of RFI or the Medical Systems Group segment, (ii) reduces the maximum formula based borrowing cup from $10 million to $5 million (iii) accelerates the payment of the $500 performance Fee immediately upon signing as a charge against the credit facility, (iv) provides for a $50 extension fee payable immediately as a change against the facility and (v) provides for as additional fee of $10 per month for each month the credit facility remains outstanding subsequent to December 2004.

During Fiscal 2004, the Company had breached various financial covenants contained in its US credit facility and obtained waivers in each instance.

In addition to the domestic credit facilities discussed above, the Company has certain short-term credit facilities at its Villa subsidiary, with interest rates ranging from 5.0% to 12.0%. The total amount outstanding on the Villa short-term credit facilities at July 31, 2004 and August 2, 2003 was $0 and $200, respectively.

Long-Term Debt - Long-term debt was comprised of the following:

	July 31, 2004	August 3, 2002	Interest Rate
Italian subsidiary’s total long-term debt:
Capital lease obligation	$3,073	$3,072	5.0%
Medium-term credit facilities with commercial institutions	936	1,188	Euribor + 1.0%
Italian Government long-term loans	1,797	1,707	3.4%

	5,806	5,967
Less: current portion	(730)	(655)

Long-term debt	$5,076	$5,312

The variable interest rate at July 31, 2004 and August 2, 2003 on the medium-term credit facility, based on the formula Euribor + 1%, was 3.1% and 3.7%, respectively.

The principal of the medium-term credit facility is payable on a semi-annual basis and interest payments are due on a quarterly basis through March 2007. Payments relating to the two Italian Government long-term loans are due annually through February 2010, and September 2010, respectively.

Subordinated Note - In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of a $2,000 subordinated note that was issued in April 2002 and matures in March 2007. The subordinated note does not pay interest currently, but accrues interest at 6% per annum, and was recorded at issuance at a discounted present value of $1,519. The balance at July 31, 2004 was $ 1,962.

The Company is obligated to make principal payments under its long-term debt, subordinated note (“Debt”) and capital lease as follows:

		Capital
Fiscal Years Ending	Debt	Lease	Total
2005	$564	$368
2006	573	400
2007	2,544	497
2008	279	497
2009	289	497
2010 and beyond	446	870
Purchase option	—	936

Total payments	4,695	4,065
Less: amount representing interest	—	(992)

Total	$4,695	$3,073	$7,768

8. EMPLOYEE BENEFITS

The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company. No contributions were authorized for fiscal year ended 2004, 2003 or 2002.

The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. Effective February 2003, the Company started matching employee contributions at a 50% rate up to a maximum of 2% of annual salary, and recorded a related expense of $136 and $126 for fiscal 2004 and 2003, respectively.

The Company also has a defined benefit Plan, which was frozen effective February 1, 1986. As of July 31, 2004, the Company has a minimum liability and corresponding debit in other comprehensive income to account for the unfunded status of its defined benefit plan, in accordance with SFAS No. 87. In accordance with SFAS No. 88, at the time of final settlement of the pension plan, the Company will recognize an expense to the statement of operations for the amount of such debit to other comprehensive income, adjusted for the difference between the cost to settle the pension obligations and the amount of the recorded net liability. In September 2004, the Company began the process of terminating this plan which is expected to be completed by the third quarter of fiscal 2005, at which point it expects to recognize a related charge of approximately $500. At time of settlement, the Company estimates the required cash disbursement to close out the trust and transfer assets to the participants will be approximately $100.

In addition the Company’s Villa subsidiary, located in Italy, provides for employee termination indemnities. Villa has established a reserve, representing the liability for indemnities payable upon termination of employment, accrued in accordance with labor laws and labor agreements in force. This liability is subject to annual revaluation using the officially-established indices. The liability for these indemnities is included in other long-term liabilities on the accompanying Consolidated Balance Sheets and was $2,362 and $2,207 at July 31, 2004 and August 2, 2003, respectively. Provisions for employee termination indemnities were $388, $364 and $256 for Fiscal years 2004, 2003 and 2002, respectively.

9. SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Balance Sheet information presented below and Income Statement related disclosure below for all periods presented exclude the results of the DHV division due to this division’s classification as a discontinued operation at July 31, 2004.

Selected financial data of these segments are as follows:

	Medical	Power
Fiscal Year Ended	Systems	Conversion
July 31, 2004	Group	Group	Other	Total
Net sales to external customers	$70,752	$13,075	$—	$83,827
Cost of sales	53,392	9,120	—	62,512

Gross margin	17,360	3,955	—	21,315

Selling, general and administrative	10,388	2,310	3,209	15,907
Research and development	1,562	—	—	1,562
Litigation settlement costs	—	3,199	453	3,652

Total operating expenses	11,950	5,509	3,662	21,121

Operating income (loss)	$5,410	$(1,554)	$(3,662)	194

Interest expense				(1,796)
Other income				123

Loss from continuing operations, before income taxes and minority interest				$(1,479)

Depreciation	$879	$311	$169	$1,359
Amortization	66	—	—	66
Segment assets	37,308	6,161	5,792	49,261
Expenditures for segment assets	440	75	2	517

Segment assets for the other segment include $4,369 of assets attributable to discontinued operations at net realizable value.

Inter-segment sales were $28 for fiscal year ended July 31, 2004. Approximately $29,375 of Medical Systems Group assets are located in Italy.

	Medical	Power
Fiscal Year Ended	Systems	Conversion
August 2, 2003	Group	Group	Other	Total
Net sales to external customers	$56,100	$12,112	$—	$68,212
Cost of sales	43,929	8,613	—	52,542

Gross margin	12,171	3,499	—	15,670

Selling, general and administrative	9,609	2,432	5,863	17,904
Research and development	1,583	10	—	1,593
Litigation settlement costs	—	2,347	(221)	2,126
Facilities reorganization costs	—	—	128	128

Total operating expenses	11,192	4,789	5,770	21,751

Operating income (loss)	$979	$(1,290)	$(5,770)	(6,081)

Interest expense				(1,340)
Other income				596

Loss before income taxes and minority interest				$(6,825)

Depreciation	$897	$362	$32	$1,291
Amortization	65	—	—	65
Segment assets	31,440	20,259	8,793	60,492
Expenditures for segment assets	740	148	—	888

Inter-segment sales were $785 for fiscal year ended August 2, 2003. Approximately $21,209 of Medical Systems Group assets are located in Italy.

	Medical	Power
Fiscal Year Ended	Systems	Conversion
August 3, 2002	Group	Group	Other	Total
Net sales to external customers	$55,014	$13,274	$—	$68,288
Cost of sales	42,707	10,866	—	53,573

Gross margin	12,307	2,408	—	14,715

Selling, general and administrative	8,305	3,342	4,394	16,041
Research and development	1,407	95	—	1,502
Litigation settlement costs	—	50	7,663	7,713

Total operating expenses	9,712	3,487	12,057	25,256

Operating income (loss)	$2,595	$(1,079)	$(12,057)	$(10,541)

Interest expense				(1,198)
Other income Interest expense				35

Loss before income tax benefit and minority interest				$(11,704)

Depreciation	$657	$381	$—	$1,038
Amortization	276	—	—	276
Segment assets	32,038	24,946	20,713	77,697
Expenditures for segment assets	574	26	—	600

Inter-segment sales were $359 for fiscal year ended August 3, 2002. Approximately $21,565 of Medical Systems Group assets are located in Italy.

Major Customers and Export Sales - During fiscal years ended 2004, 2003 and 2002, no one customer accounted for more than 10% of the Company’s consolidated net sales.

Export sales were 29%, 30% and 34% of the Company’s consolidated net sales in fiscal years ended July 31, 2004, August 2, 2003, and August 3, 2002, respectively. Net sales by geographic areas were:

	July 31, 2004		August 2, 2003		August 3, 2002
United States / Canada	$38,186	46%	$39,772	58%	$36,252	53%
Europe	24,192	29%	20,717	30%	19,034	28%
Far East	7,941	9%	4,686	7%	5,560	8%
Mexico, Central and South America	10,705	13%	1,318	2%	3,387	5%
Africa, Middle East and Australia	2,803	3%	1,719	3%	4,055	6%

	$83,827	100%	$68,212	100%	$68,288	100%

Revenues are attributable to geographic areas based on the location of the customers.

10. SHAREHOLDERS’ EQUITY

Comprehensive Income (Loss) – The components of comprehensive income (loss) are as follows:

	Foreign currency	Accumulated
	translation	unfunded obligation
	gains/(losses)	for pension trust	Total
Balance as of July 29, 2001	$(390)	$(1)	$(391)
Net change	585	(423)	162

Balance as of August 3, 2002	195	(424)	(229)
Net change	776	16	792

Balance as of August 2, 2003	971	(408)	563
Net change	238	(9)	229

Balance as of July 31, 2004	$1,209	$(417)	$792

Stock Buy-Back Program - In September 2000, the Board of Directors approved an additional repurchase of $3,000 of the Company’s common stock bringing the total authorized to $7,500. The Company has not purchased any shares under this program since fiscal 2001, when 11,500 shares were purchased for $108. As of July 31, 2004, 489,806 shares had been purchased by the Company for $4,502 under this Stock Buy-Back Program.

Stock Option Plan and Warrants - The Company has a stock option plan under which a total of 3,874,293 options to purchase common stock may be granted. Substantially all of the options granted under this Plan provide for graded vesting and vest generally at a rate of 25% per year beginning with the date of grant, expiring ten to fifteen years from the date they are granted. The option price per share is determined by the Board of Directors, but cannot be less than 85 percent of fair market value of a share at the date of grant. All options to date have been granted at the fair market value of the Company’s stock at the date of grant. No options can be granted under this plan subsequent to December 31, 2009.

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

Option Activity

The following stock option information is as of:

	July 31, 2004		August 2, 2003		August 3, 2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Granted and outstanding, beginning of year	2,116,815	$3.12	1,990,055	$3.45	1,825,055	$3.62
Granted	110,000	2.10	275,000	2.81	165,000	1.65
Exercised	(2,500)	1.00	—	—	—	—
Cancelled and forfeited	(90,900)	2.65	(148,240)	5.86	—	—

Outstanding at end of year	2,133,415	3.15	2,116,815	3.12	1,990,055	3.45

Exercisable at end of year	1,913,415	3.21	1,661,289	3.43	1,471,779	3.81

		Pct of		Pct of		Pct of
		Shares		Shares		Shares
	Shares	Granted	Shares	Granted	Shares	Granted
Granted to officers	50,000	45%	125,000	45%	155,000	94%

As of July 31, 2004 the distribution of stock option exercise prices is as follows:

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Exercise	Number of	Exercise	Contractual	Shares	Exercise
Price Range	Option Shares	Price	Life (Years)	Exercisable	Price
$1.00–$3.34	1,442,706	$1.49	6.2	1,252,706	$1.36
$4.00–$6.60	313,256	4.85	3.4	285,756	4.93
$7.00–$7.94	218,275	7.51	9.6	218,275	7.51
$8.00–$10.00	159,178	8.92	8.6	156,678	8.93

	2,133,415	$3.15	6.3	1,913,415	$3.21

At July 31, 2004 and August 2, 2003 there were outstanding warrants of 1,065,000. Of these warrants, 1,000,000 were granted to the Company’s shareholders as part of litigation settlement in fiscal 2002, 50,000 were granted to the former majority shareholder of Villa in connection with the acquisition of Villa, and 15,000 were granted to consultants for services rendered.

On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement agreement entered into by the Company. The motion sought damages in the amount of $1,250 together with interest, costs and disbursements, and a declaration that $2,000 in promissory notes issued as part of the class action settlement are immediately due and payable, as the value of damages due to the Company’s failure to timely complete a registration statement related to the common shares underlying certain warrants granted in the class action settlement. The Company filed opposition to this matter on March 5, 2004. Plaintiffs filed reply papers on March 19, 2004. In addition, the Company filed a registration statement related to the warrant shares on March 23, 2004, and it was declared effective by the SEC on May 7, 2004. In July 2004, in settlement of this matter, Del Global has modified the exercise, or “strike,” price of the 1,000,000 warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During the fourth quarter of fiscal 2004, the company recorded a charge of approximately $0.5 million to litigation settlement costs in recognition of the modification to the warrants and the related legal and professional fees incurred.

As of July 31, 2004 the distribution of warrants is as follows:

Exercise	Number of	Expiration
Price	Warrants	Date
$7.94	50,000	December 2005
$7.69	15,000	October 2004
$1.50	1,000,000	March 2009

	1,065,000

An expense has been recognized for the fair value of options and warrants granted to such non-employees in the amounts of $38, $135 and $150 for fiscal years ended 2004, 2003, and 2002,

respectively. An expense of $1,050 has been recognized during the fiscal year ended 2002 as litigation settlement cost for the fair value of warrants granted to the Company’s shareholders as part of the litigation settlement.

11. LOSS PER SHARE

	For fiscal years ended
	July 31, 2004	August 2, 2003	August 3, 2002
Numerator:
Net loss	$(15,824)	$(15,045)	$(12,012)
Denominator:
Denominator for basic loss per share:
Weighted average shares outstanding	10,333,668	10,341,430	8,680,848
Effect of dilutive securities	—	—	—

Denominator for diluted loss per share	10,333,668	10,341,430	8,680,848

Loss per basic and diluted common share	$(1.53)	$(1.45)	$(1.38)

Common shares outstanding for the years ended July 31, 2004, August 2, 2003 and August 3, 2002, were reduced by 643,533, 643,533 and 628,566 shares of treasury stock, respectively.

The computation of diluted shares outstanding does not include the effect of the assumed conversion of 2,133,415, 2,116,815 and 1,990,055 for employee stock options outstanding as of July 31, 2004, August 2, 2003 and August 3, 2002, respectively, and 1,065,000 warrants to purchase company common stock for those years because the effect of their assumed conversion would be anti-dilutive.

12. INCOME TAXES

The Company’s consolidated loss from continuing operations before income tax benefit and minority interest for fiscal years 2004, 2003 and 2002 of $1,479, $6,825 and $11,704 reflecting a U.S. pre-tax loss of $5,126, $7,626 and $14,292, respectively, offset by foreign pre-tax net income of $3,647, $801, and $2,588 for fiscal years 2004, 2003, and 2002, respectively.

Provision (Benefit) for income taxes consists of the following:

	For fiscal years ended
	July 31, 2004	August 2, 2003	August 3, 2002
Current Tax Expense:
Foreign	$1,250	$304	$550
State and local	11
Deferred (Benefit):
Federal	6,552	6,938	(3,230)
State and local	1,144	1,045	(72)
Foreign	(266)	(54)	770

Net Provision (Benefit)	$8,691	$8,233	$(1,982)

The following is a reconciliation of the statutory Federal and effective income tax rates:

	For fiscal years ended
	July 31, 2004	August 2, 2003	August 3, 2002
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%	(34.0)%
State Tax (Benefit), less Federal tax effect	64.3%	10.1%	(0.4)%
Foreign	27.1%	.3%	3.7%
Valuation Allowance	432.4%	133.7%	—
IRS Audit Adjustments	—	—	11.7%
Fines & Penalties	73.8%	8.9%	—
Other	23.9%	1.7%	2.0%

Effective tax rate	587.6%	120.7%	(17.0)%

Deferred income tax assets (liabilities) are comprised of the following:

	July 31, 2004	August 2, 2003
Deferred income tax assets:
Federal net operating loss carryforward	$14,364	$13,163
Foreign deferred tax assets	1,102	836
State tax credits and operating loss carryforward	2,980	2,216
Reserve for inventory obsolescence	821	1,164
Allowances and reserves not currently deductible	1,600	1,381
Amortization	207	153
Defined benefit pension	52	60

Gross deferred income tax assets	21,126	18,973
Deferred income tax liabilities:
Other	(164)	(168)

Gross deferred income tax liabilities	(164)	(168)
Less: valuation allowance	(19,860)	(10,066)

Net deferred income tax assets	$1,102	$8,739

Deferred income tax assets are recorded in the consolidated balance sheets as follows:

	July 31, 2004	August 2, 2003
Deferred tax assets – current	$—	$2,591
Deferred tax assets — non-current	1,102	6,148

	$1,102	$8,739

Deferred Income Tax Asset

Deferred income tax assets and liabilities represent the effects of the differences between the income tax basis and financial reporting basis of the assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized.

The Company reevaluated its deferred tax assets in February and again in August 2004, management concluded that it was prudent to establish an additional valuation allowance of $7,903 against current and long-term deferred assets. Due to current results being lower than originally anticipated, and uncertainty about near term economic conditions, management concluded it was not prudent to place reliability on the forecast component of the analyses as it had in the past.

This valuation allowance was computed by considering the amount of future U.S. taxable income expected over the net operating loss carry forward period, considering recent performance and other specific actions the Company has taken to improve profitability. The valuation allowance recorded is the estimate of the amount of deferred tax assets that more likely than not will not be realized. The accumulated valuation allowance now covers all US domestic current and long-term deferred assets.

Likewise, a valuation allowance of $1,891 was also established offsetting the current year tax benefits that arose from the current year’s operating losses. As result of these allowances recorded during fiscal 2004, the net deferred income tax asset was reduced from $8,739 at August 2, 2003 to $1,102 at July 31, 2004, with $1,102 classified as a long-term asset. No assurances can be given that the Company’s results of operations will generate profits in the future.

During fiscal 2003, the Company had also reevaluated its deferred tax assets. Due to fiscal 2003 results being lower than originally anticipated, and uncertainty about near term economic conditions, management concluded it was not prudent to place reliability on the forecast component of the analyses as it had in the past. Based on these analyses, management concluded it was prudent to establish a valuation allowance of $7,967 against long-term deferred tax assets created prior to fiscal 2003

At July 31, 2004, for income tax purposes, the Company had Federal net operating loss carryforwards of approximately $43,588, state net operating loss carryforwards of $38,898 which will expire in 2020 through 2024.

For foreign tax purposes, the Company’s Italian subsidiary has utilized all its available net operating loss carryforwards.

13. COMMITMENTS AND CONTINGENCIES

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

In May 2004, the SEC’s Commissioners approved a consent agreement the Company signed with the Staff of the SEC in December 2003 for a settlement of the SEC’s claims against the Company that included a previously announced penalty of $400 and an injunction against future violations of the antifraud, periodic reporting, books and records and internal accounting control provisions of the federal securities law. During the fourth quarter of fiscal 2004, the Company received final court approval of this settlement and paid the related penalty of $400.

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

b.	US Department of Defense (“DOD”) Investigation –On March 8, 2002, RFI, a subsidiary of the Company and the remaining part of the Power Conversion Group segment, was served with a subpoena by the US Attorney for the Eastern District of New York in connection with an investigation by the DOD. RFI supplies electro magnetic interference filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI’s Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

In June 2003, the Company was advised that the US Government was willing to enter into negotiations regarding a comprehensive settlement of this investigation. Prior to the preliminary discussions with the US Government in June 2003, the Company had no basis to estimate the financial impact of this investigation. Based on preliminary settlement discussions with the US Government, discussions with the Company’s advisors, consideration of settlements reached by other parties in investigations of this nature, and consideration of the Company’s capital resources, management then developed an estimate of the low end of the potential range of the financial impact. Accordingly, during the third quarter of fiscal 2003, the Company recorded a charge of $2,347, which represented its estimate of the low end of a range of potential fines and legal and professional fees.

Following negotiations, Del Global reached a global settlement in February 2004 with the US Government that resolves the civil and criminal matters relating to the DOD’s investigation. The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $4,600 if paid by June 30, 2004 and $5,000 if paid by September 30, 2004.

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

On September 30, 2004, pursuant to the terms of the settlement, Del Global fulfilled its obligation under this agreement by paying to the US Government the sum of $5 million representing fines and restitution. On October 7, 2004, RFI entered a criminal guilty plea to a single count conspiracy charge pursuant to the settlement and a criminal plea agreement. Sentencing will occur at a later date to be determined. There can be no assurance that the court will not impose additional fines or restitution, or that the combined civil and criminal restitution imposed by the court will not vary significantly from the amount of fines and restitution the Company has paid to date.

Del Global has been working with the Defense Logistics Agency, a component of the DOD, to avoid any future limitations on the ability of the Company to do business with US Government entities. Such limitations could include the US Government seeking a “debarment” or exclusion of the Company from doing business with US Government entities for a period of time. The Company has made a written and oral submission to that agency detailing the remedial measures that the Company has taken to help ensure future compliance. If the US Government decides not to debar RFI, Del Global, RFI and the US Government will need to execute a written compliance agreement. No assurance can be given that the Company, RFI and the US Government will enter into any such agreement or that debarment will be avoided.

c.	Shareholder Suit – On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement agreement entered into by the Company. The motion sought damages in the amount of $1,250 together with interest, costs and disbursements, and a declaration that $2,000 in promissory notes issued as part of the class action settlement are immediately due and payable, as the value of damages due to the Company’s failure to timely complete a registration statement related to the common shares underlying certain warrants granted in the class action settlement. . The Company filed opposition to this matter on March 5, 2004. Plaintiffs filed reply papers on March 19, 2004. In addition, the Company filed a registration statement related to the warrant shares on March 23, 2004, and it was declared effective by the SEC on May 7, 2004. In July 2004, in settlement of this matter, Del Global has modified the exercise, or “strike,” price of the warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During the fourth quarter of fiscal 2004, the company recorded a charge of approximately $0.5 million to litigation settlement costs in recognition of the modification to the warrants and the related legal and professional fees incurred.

d.	ERISA Matters – During the year ended July 28, 2001, management of the Company concluded that violations of the Employee Retirement Income Security Act, (“ERISA”) existed relating to a defined benefit Plan for which accrual of benefits had been frozen as of May 3, 1986. The violations related to excess concentrations of the Common Stock of the Company in the Plan assets. In July 2001, management of the Company decided to terminate this Plan, subject to having available funds to finance the plan in accordance with rules and regulations relating to terminating pension plans. The Company started the process of terminating this plan in September 2004. At the time of settlement, which is expected in the third quarter of fiscal 2005, the Company expects to recognize a related charge of approximately $500, including a cash disbursement of approximately $100.

e.	Employment Matters – The Company had an employment agreement with Samuel Park, the previous Chief Executive Officer (“CEO”) for the period May 1, 2001 to April 30, 2004. The terms of this agreement provided a base salary, bonuses and deferred compensation. The bonus provided by this agreement was based on a percentage of the base salary, if certain performance goals established by the board were achieved. In addition, the employment agreement provided for certain payments in the event of death, disability or change in the control of the Company.

On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $200 during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

In addition, the Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003 had previously reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believes that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. The suit is now in the discovery phase. The parties are in the process of exchanging documents, and depositions are to be conducted in November, 2004. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. It is not possible to predict the outcome of these claims. However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future.

During fiscal 2004, the Company began employment termination proceedings against an executive of the Company. Subsequently, the executive instituted legal proceedings alleging certain damages based on change in control provisions of the executive’s employment contract and various additional actions or damages. The Company believes the former executive’s change in control provision has not been triggered and that such termination was justified. Thereafter, the court issued an order directing a subsidiary of the Company to pay damages. The Company believes it has meritorious defenses to this matter and has filed an appeal. However, based on the courts order, the Company has recorded a charge in Fiscal 2004 of approximately $363 in connection with this matter included in Litigation Settlement reserves in the accompanying consolidated financial statements.

f.	Indemnification Legal Expenses – Pursuant to indemnification and undertaking agreements with certain former officers, directors and employees, the Company has advanced legal expenses in connection with the Company’s previously reported accounting irregularities and the related shareholder litigation and governmental enforcement actions. During fiscal 2004, the Company did not advance any amounts pursuant to these agreements and during fiscal 2003, the Company spent approximately $310 in the advancement of legal expenses pursuant to these agreements. Management is unable to estimate at this time the amount of legal fees that the Company may have to pay in the future related to these matters. Further, there can be no assurance that those to whom we have been advancing expenses will have the financial means to repay the Company pursuant to undertaking agreements that they executed, if it is later determined that such individuals were not entitled to be indemnified.

g.	Lease Commitments – The Company leases facilities for its corporate offices and manufacturing operations with expiration dates ranging from 2004 through 2008. In addition, the Company has various office equipment and auto leases accounted for as operating leases. The future minimum annual lease commitments as of July 31, 2004 are as follows:

Fiscal Years	Amount
2005	$514
2006	291
2007	130
2008	18
2009	—

Total	$953

Rent expense for fiscal 2004, 2003, and 2002 was $385, $713 and $995, respectively.

h.	Other Legal Matters – In addition, the Company is a defendant in several other legal actions arising from normal course of business in various US and foreign jurisdictions. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements

14. FACILITIES REORGANIZATION COSTS

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

The following table summarizes the charges related to facilities reorganization:

	July 31, 2004	August 2, 2003	August 3, 2002
Accrued for future periods:
Expected employee termination costs	—	—	$446
Write-down of fixed assets	—	—	—
Non cancelable lease obligations	—	—	769
Impairment of goodwill	—	—	—

Subtotal	—	—	1,215

Current period expenses:
Actual employee termination costs	$—	$279	77
Write-down of fixed assets	—	141	—
Construction and related costs	—	368	—

Total facilities reorganization costs	$—	$788	$1,292

The following table summarizes the related liabilities which are included in accrued expenses on the accompanying balance sheet:

	July 31, 2004	August 2, 2003	August 3, 2002
Liability at beginning of period	$441	$1,215	$271
Accruals of reorganization costs	—	—	1,215
Payments of reorganization costs	(441)	(774)	(271)

Liability at end of period	$—	$441	$1,215

15. RELATED PARTIES

There were no related party transactions for the fiscal year ended July 31, 2004.

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

While Damien Park was associated with Plus Ultra, he received $97 out of the total fees paid to Plus Ultra. Damien Park, as President of the Hibernian Consulting Group, continued to act in a consulting capacity to the Company in the area of business planning at the rate of $17 per month until January 31, 2003. For the period from July 2002 to January 31, 2003,the Company paid Hibernian Consulting a total of $130 for Damien Park’s consulting services. In February 2003, Damien Park accepted a full-time position with the Company reporting to Edward Ferris with responsibility for Corporate Planning, with an annual base salary of $125.

On September 30, 2003, Damien Park’s employment relationship with the Company was terminated and he has no continuing consulting relationship with the Company.

The Company incurred, $279 and $102 of fees and expenses with Battalia Winston International, Inc. during fiscal years 2003 and 2002, respectively, in connection with executive recruiting services. The Chief Executive of Battalia Winston, and one of its owners, is Dale Winston, the wife of Roger Winston, the former Chairman of the Board of Directors.

The Company incurred $34 and $23 of accounting fees with Michael Adest & Company, PC during fiscal years 2003 and 2002, respectively, for tax compliance services. David Michael, one of our former directors, had an ownership interest in this accounting practice.

16. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     YEAR ENDED July 31, 2004:

	QUARTER
	First	Second	Third	Fourth (1)
Net sales	$16,889	$26,946	$20,610	$19,382
Gross margin	$3,784	$6,531	$5,020	$5,980
Income (loss) from continuing operations	$(456)	$(9,889)	$(719)	$335
Discontinued operations	$(153)	$(2,465)	$430	$(2,907)
Net loss	$(609)	$(12,354)	$(289)	$(2,572)
Basic and diluted loss per share Income (loss) from continuing operations	$(0.05)	$(0.96)	$(0.07)	$0.03
Discontinued operations	$(0.01)	$(0.24)	$0.04	$(0.28)
Net loss	$(0.06)	$(1.20)	$(0.03)	$(0.25)

     YEAR ENDED August 2, 2003:

	QUARTER
	First	Second	Third	Fourth (2)
Net sales	$14,218	$18,648	$16,577	$18,769
Gross margin	$2,491	$4,963	$3,863	$4,353
Loss from continuing operations	$(2,143)	$(5,317)	$(3,693)	$(4,020)
Discontinued operations	$1,537	$(938)	$(233)	$(238)
Net loss	$(606)	$(6,255)	$(3,926)	$(4,258)
Basic and diluted loss per share Loss from continuing operations	$(0.21)	$(0.51)	$(0.36)	$(0.39)
Discontinued operations	$0.15	$(0.09)	$(0.02)	$(0.02)
Net loss	$(0.06)	$(0.60)	$(0.38)	$(0.41)

(1)	Discontinued operations for the fourth quarter of fiscal 2004 reflects an impairment loss of $3,481 against the assets of the Del High Voltage division. In addition, continuing operations reflect a $454 charge related to a settlement of litigation related to warrants.

(2)	Loss from continuing operations for the fourth quarter of fiscal 2003 reflects the establishment of an additional allowance against deferred tax assets of $3,239. In addition, the gross margin for the fourth quarter of fiscal 2003 reflects a change in the Company’s estimate for obsolete inventory, resulting in an additional provision of $517 charged to cost of sales.

(3)	DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts
(Dollars in Thousands)

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expense	Deductions	End of Year
Year Ended July 31, 2004
Allowance for doubtful accounts	1,232	501	845	888
Allowance for obsolete and excess inventory	3,847	539	1,850	2,536
Year Ended August 2, 2003
Allowance for doubtful accounts	$1,127	$407	$302	$1,232
Allowance for obsolete and excess inventory	$3,430	$1,742	$1,325	$3,847
Year Ended August 3, 2002
Allowance for doubtful accounts	$607	$653	$133	$1,127
Allowance for obsolete and excess inventory	$5,198	$552	$2,320	$3,430