Form 10-K/A
period 2004-07-31
DEL GLOBAL TECHNOLOGIES CORP
filed 2004-11-29
CIK 27748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

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
    ACT OF 1934

                          Commission file number 0-3319

       For the transition period from ________________ to ________________

                          DEL GLOBAL TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                13-1784308
         -----------------------------------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

               One Commerce Park, Valhalla, NY              10595
         ------------------------------------------------------------------
          (Address of Principal Executive Offices)        (Zip Code)

        Registrant's telephone number, including area code (914) 686-3650

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
            None                                        None
--------------------------------     -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK, $.10 PAR VALUE ("COMMON STOCK")
                  ---------------------------------------------
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

     State the aggregate market value of the voting and non-voting common equity held by non  affiliates  computed by  reference to the price at which the common equity was last sold, or the average bid and asked price of such common  equity, as of the last business day of the registrant's  most recently  completed second fiscal quarter.

     The  aggregate  market  value  of the  registrant's  Common  Stock  held by non-affiliates  of the  Registrant as of October 27, 2004,  was  $17,039,487.60.
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

     As of October 27, 2004,  there were 10,345,413  shares of the  registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Del Global  Technologies Corp. ("the Company") is filing this Amendment No. 1 on
Form  10-K/A  to our  Annual  Report on Form  10-K,  originally  filed  with the
Securities and Exchange  Commission on October 29, 2004,  solely for the purpose of including the information required to be disclosed in Part III thereof.

In addition, we have filed the following exhibits herewith:

31.3       Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.4       Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Except as specifically  indicated herein,  no other information  included in the
Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION WITH RESPECT TO DIRECTORS

The names and ages of each  director  of the  Company,  each of their  principal occupations  at  present  and for the past  five (5)  years  and  certain  other information about each of the directors are set forth below:

                                           ALL OFFICES WITH THE
     NAME                      AGE               COMPANY(1)            DIRECTOR SINCE
------------------------  -----------  ----------------------------  -----------------
Suzanne  M. Hopgood             55         Director and Chairman            2003
                                           of Board
Gerald M. Czarnecki             64         Director                         2003
David W. Wright                 46         Director                         2003
Wallace Barnes                  78         Director                         2003
Edgar J. Smith, Jr.             70         Director                         2002
Walter F. Schneider             69         Director, President and          2003
                                           Chief Executive
                                           Officer
James R. Henderson              46         Director                         2003
Michael J. Cheshire             55         Director                         2003

SUZANNE M.  HOPGOOD  joined the Board on June 3, 2003 and has served as Chairman since  October 8, 2003.  She has served as the  President of The Hopgood  Group,
LLC, a provider of workout  consulting and interim  management  services,  since founding  the company in 1985.  From August 2000 to October  2001,  Ms.  Hopgood
served as  President,  Chief  Executive  Officer and as a director of Houlihan's
Restaurant Group,  Inc., an operator of full service casual dining  restaurants.
Ms. Hopgood was hired by Houlihan's at a time of financial distress to apply her expertise  in  crisis  and  turnaround  management.  After its  operations  were stabilized,  control of Houlihan's  was  transferred  to its secured  lenders in

October 2001, at which time they  installed a new  management  team.  Houlihan's filed a voluntary  petition for Chapter 11 bankruptcy  on January 23, 2002,  was successfully reorganized and emerged from bankruptcy on October 1, 2002 with the equity sponsorship of the new management team and the secured lenders.  From May
1998 to May  2000,  Ms.  Hopgood  served  as  Chairman  of the  Board of  Furr's
Restaurant Group,  Inc.  ("Furr's"),  an operator of family-style  cafeteria and buffet restaurants formerly listed on the New York Stock Exchange ("NYSE").  She also served as Chief  Executive  Officer of Furr's from May 1998 to October 1998 and as a  director  from  May  1996  to May  2000.  Ms.  Hopgood  has  extensive
experience  in  corporate  workouts,  turnarounds  and  restructuring.   She  is
currently on the board of directors of Acacia Realty Trust,  where she serves on the  audit  committee,  and is the  President  of the  National  Association  of
Corporate Directors, Connecticut Chapter.

GERALD M.  CZARNECKI  joined  the Board on June 3,  2003.  He has  served as the
Chairman of The Deltennium Group, Inc. ("Deltennium"),  which is a strategic and leadership  consulting  company with Managing  Partners  having a broad range of executive  and  technical  skills.  In  addition,  Deltennium  also  serves as a privately held holding company  ("Deltennium"),  since November 1995. Deltennium operates  as a holding  company for various  operating  businesses  of which Mr.
Czarnecki is the principal  stockholder,  including Deltennium Capital,  Inc., a venture capital firm.  Prior to forming  Deltennium,  Mr.  Czarnecki had a broad career as a corporate  executive  including  serving as Chairman & CEO of Honfed
Bank, a multi-billion  dollar bank;  President of UNC Inc., a manufacturing  and services  company in the aviation  industry;  and Senior Vice President of Human
Resources and  Administration of IBM, the world's largest computer company.  Mr.
Czarnecki is a frequent speaker and seminar leader on a broad range of corporate governance and leadership  issues and serves on a number of corporate boards. He has  served as a member  of the Board of  Directors  and  Chairman  of the Audit
Committee of State Farm Insurance  Companies  since 1998; and serves as a member of the Board of Directors  and member of the Audit  Committee  of ATM  National,
Inc.; and serves as Chairman of the Board of In Practice, Inc. He is a member of the Board of  Directors  of the National  Association  of  Corporate  Directors,
National  Capital  Area  Chapter;  Vice  Chairman  of the Board of  Trustees  of
National  University,  Chairman of the  Investment  Committee  and Member of the
Executive  Committee,  Chairman of the Compensation  Committee and member of the
Board of Directors of Junior Achievement Worldwide, Inc.

DAVID W. WRIGHT  joined the Board on June 3, 2003.  He has served  since 1997 as the  President  of the  general  partner of Henry  Partners,  L.P.  and  Matthew
Partners, L.P., two private investment partnerships that invest in securities of publicly  traded  companies.  Mr. Wright served on the Board of Directors of TAB
Products  Co., a document  management  company  formerly  listed on the American
Stock  Exchange,  from  September  2001 until the sale of the company in October
2002.  Mr.  Wright also  served as a member of TAB  Products'  Audit  Committee,
Employee  Benefits  Committee  and its  Special  Committee,  which was formed to oversee the company's sale process.

WALLACE  BARNES  joined  the Board on June 3,  2003.  He has  served in  various capacities including President,  Chief Executive Officer,  Chairman of the Board
and  Non-Executive  Chairman of Barnes Group Inc., a  diversified  international
manufacturer   of  precision   components  and  assemblies  and  distributor  of
industrial  supplies  listed on the NYSE,  from 1954 to April 1995. From 1971 to
May 1996,  Mr. Barnes served as a director of Aetna Life & Casualty  Company,  a predecessor  of Aetna Inc., a leading  health care provider  listed on the NYSE.
From December 1988 to December  1998, he served as a director of Rohr,  Inc., an aerospace  supplier listed on the NYSE,  prior to its merger with B. F. Goodrich
Company,  during  which  time he also  served as  Chairman  of the Board of that company  beginning in December  1994.  From May 1983 to May 1998, he served as a director of Rogers Corporation, a developer and manufacturer of high-performance specialty materials for the wireless  communications,  computers and networking, imaging,  transportation and consumer industries listed on the NYSE. He has also served as  Chairman  of the  Board of  Tradewind  Turbines,  Inc.,  an  aircraft maintenance  and overhaul  company,  since December  1993. Mr. Barnes  currently dedicates  a  majority  of his  time  serving  as  Chairman  of the  Connecticut
Employment  and  Training  Commission  which  is  charged  with  overseeing  and improving the coordination of all education, employment and training programs in
Connecticut.  Governor  John Rowland  appointed  Mr.  Barnes to this position in
February 1997.

EDGAR J. SMITH,  JR. has been a member of the Company's Board of Directors since
December  2002. He was Vice  President,  General  Counsel and Secretary of Witco
Corporation  from 1998 until his  retirement in 1999.  Previously  Mr. Smith had been Vice President, General Counsel and Secretary of General Signal Corporation
(NYSE).  Mr.  Smith  is  also  a  director  of  Tannehill  Industries,  Inc.,  a
manufacturer   of  coal  feeding   equipment  as  well  as  two   not-for-profit
organizations, the Hudson River Museum of Westchester and Pro Arte Singers.

WALTER F. SCHNEIDER has been a member of the Company's  Board of Directors since
November 20, 2003 and has served as our  President and Chief  Executive  Officer since  October  10,  2003.  Prior to his  appointment  as  President  and  Chief
Executive Officer,  Mr. Schneider was appointed President of Del Medical Systems
Group and Villa Sistemi  Medicali  S.p.A. in April 2002, and prior to that date, he was the Senior Vice President of Operations of the Del Medical  Systems Group

from  October  2000 to April  2002.  Prior to his  appointment  as  Senior  Vice
President of Operations, he was the Director of National Accounts and Government
Sales for the Medical  Systems Group from September  2000 to October 2000.  From
1985 to 1999, he was President of the Bennett X-Ray Division of Thermo  Electron
Co., a manufacturer of general purpose radiology equipment.

JAMES R. HENDERSON has been a member of the Company's  Board of Directors  since
November 20, 2003.  Mr.  Henderson has served as President  and Chief  Operating
Officer  of  WebFinancial  Corporation  ("WebFinancial"),   which,  through  its
operating  subsidiaries,  operates in niche banking markets, since November 2003 and as Vice President of Operations of WebFinancial since September 2000. He has also served as a director of the WebBank  subsidiary of WebFinancial since March
2002 and a director  and Chief  Operating  Officer of the  WebFinancial  Holding
Corporation  subsidiary of  WebFinancial  since January 2000. Mr.  Henderson has served as a Vice  President  of Steel  Partners,  Ltd.  since  March  2002.  Mr.
Henderson  served as a Vice  President of Steel  Partners  Services,  Ltd.  from
August 1999  through  March 2002.  He has also  served as  President  of Gateway
Industries,  Inc. since December  2001. Mr.  Henderson  served as a director and acting Chief Executive  Officer of ECC  International  Corp., a manufacturer and marketer of computer  controlled  simulators  for training  personnel to perform maintenance and operator procedures on military weapons,  from December 1999 and
July 2002, respectively, until September 2003. He has served as a director of SL
Industries,  Inc.  since  January  2002.  From January 2001 to August 2001,  Mr.
Henderson  served as  President  of MDM  Technologies,  Inc.,  a direct mail and marketing  company  that was  principally  controlled  by  WebFinancial's  Chief
Executive  Officer  and  Chairman.  From 1996 to July 1999,  Mr.  Henderson  was
employed in various  positions with Aydin Corporation which included a tenure as
President and Chief Operating  Officer from October 1998 to June 1999.  Prior to his  employment  with  Aydin  Corporation,  Mr.  Henderson  was  employed  as an executive with UNISYS Corporation, an e-business solutions provider.

MICHAEL J. CHESHIRE has been a member of the Company's  Board of Directors since
November 20, 2003. Mr. Cheshire was the Chairman and Chief Executive  Officer of
Gerber Scientific,  Inc., a leading manufacturer of CAD/CAM systems and supplies focused on the apparel design and production, sign-making and specialty graphics and ophthalmic lens productions  industries from September 1998 to November 2001 and was its  President  and COO from  February  1997 to  August  1998.  Prior to joining Gerber  Scientific,  Inc., Mr.  Cheshire spent 21 years with the General
Signal Corporation  (NYSE), a $2 billion  manufacturer of, among other products, power supplies,  and was most recently  President of their electrical group. Mr.
Cheshire is a director and a member of the  Executive  and Audit  Committees  of
WESCO International Inc. (NYSE). Mr. Cheshire has a degree in Applied Physics.

AUDIT  COMMITTEE OF THE BOARD OF DIRECTORS;  IDENTIFICATION  OF AUDIT  COMMITTEE
FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee,  the members of which are
Gerald M. Czarnecki,  Edgar J. Smith, Jr. and Michael J. Cheshire.  The Board of
Directors has determined  that Mr.  Czarnecki is an "audit  committee  financial expert" as defined in Item 401(h) of  Regulation  S-K.  Although  the Company is
currently  not  listed  on any  exchange,  each of Mr.  Czarnecki  and the other members of the Audit Committee is an  "independent  director" as defined in Rule
4200 of the Marketplace Rules of the National Association of Securities Dealers,
Inc.

CODE OF BUSINESS CONDUCT AND ETHICS.

The Company has  adopted a Code of Business  Conduct and Ethics that  applies to the Company's  Chief Executive  Officer and Principal  Accounting  Officer.  The
Company's  Code of  Business  Conduct  and  Ethics is  posted  on the  Company's website, WWW.DELGLOBAL.COM.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity  securities,  to file  reports  of  ownership  on Form 3 and  changes  in ownership on Form 4 or Form 5 with the Commission. Such officers,  directors and
10%  stockholders  are also required by Commission  rules to furnish the Company with copies of all Section 16(a) forms they file.

Based  solely on its  review  of the  copies of such  forms  received  by it, or written  representations  from certain reporting persons,  the Company believes, during the fiscal year ended July 31, 2004,  that there was compliance  with all
Section 16(a) filing requirements applicable to its officers,  directors and 10%
stockholders.

ADDITIONAL EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS

MARK A KOCH,  46, was appointed  Treasurer and Principal  Accounting  Officer on
August 24, 2004 and was appointed  Secretary on September 17, 2004. Prior to his appointment as Treasurer and Principal  Accounting  Officer,  Mr. Koch served as
our  Corporate   Controller  and  Assistant   Secretary   since  February  2003,
responsible  for internal and external  financial  reporting,  domestic  working capital management, and treasury functions. From 1998 through 2003, Mr. Koch was
Corporate  Controller,  Secretary  and  Treasurer of SEMX  Corporation  a NASDAQ
listed  corporation   providing   specialty  materials  and  thermal  management
solutions to the wireless, internet infrastructure and electronics industries.

THOMAS V. GILBOY,  50,  served as our Chief  Financial  Officer,  Treasurer  and
Secretary from February 28, 2000 until his resignation on August 23, 2004.

EDWARD  FERRIS,  48, has  served as our Senior  Vice  President,  Corporate  and
Organization  Development  since  July  2002.  From 1996  until July 2002 he was
President  of  Plus  Ultra,  Inc.,  consultants  in  business  and  organization strategy; and former consultants to us.

DANIEL J. PISANO, JR., 58, served as the President of Del Power Conversion Group from July 2001 until his resignation on January 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following  Summary  Compensation  Table sets forth the  compensation of
Walter Schneider,  our Chief Executive Officer, Samuel E. Park, our former Chief
Executive Officer and our other four most highly compensated  executive officers during our fiscal years ended July 31, 2004, August 2, 2003 and August 3, 2002.

                                                                 SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION                               LONG-TERM
                                                      --------------------                             COMPENSATION
                                                                                                       ------------

                                                                                                         SECURITIES       ALL OTHER
                                                                                OTHER ANNUAL             UNDERLYING        COMPEN-
  NAME AND PRINCIPAL POSITION           YEAR        SALARY ($)   BONUS ($)(1)  COMPENSATION ($)(2)        OPTIONS         SATION ($)
  ---------------------------           ----        ----------   ------------  -------------------        -------         ----------

Walter F. Schneider                      2004       $269,365     $     --       $ 10,200                  50,000(11)           --
President and Chief Executive Officer    2003        203,462       22,773         19,140                  36,000(5)            --
                                         2002(10)    203,462       88,000         12,253                      --               --

Thomas V. Gilboy                         2004        206,519           --             --                      --               --
Former Chief Financial Officer           2003        205,320       19,172             --                      --               --
                                         2002(6)     187,924       80,000             --                  15,000(5)            --

Edward Ferris                            2004        199,149           --         53,250(3)                   --               --
Senior Vice President,                   2003        201,156       21,404         54,060                      --               --
Corporate and                            2002(7)      11,638        6,667          4,505                      --               --
Organizational Development

Samuel E. Park                           2004(4)     285,297           --          8,120(2)                   --           3,3386(12)
Former Chief Executive Officer           2003        370,092       18,754         81,842                      --               --
                                         2002        353,901     $ 50,000         64,425                  50,000(5)            --

Daniel J. Pisano, Jr.                    2004(9)          --           --            --                       --               --
Former President, Power                  2003        228,467       12,000            --                       --               --
Conversion Group                         2002        227,758       88,000            --                   54,000(5)(8)         --

---------------------------------------

(1)  The  figures  reported in the bonus  column  represent  amounts  earned and accrued for each year.

(2)  The  amounts  in this  column  represent  payments  on  behalf  of  Messrs.
Schneider,  Park and Ferris related to company  apartments for their use and use of a car for Mr. Park. Other than as disclosed  herein,  the aggregate amount of any perquisites or other personal benefits for any individual  executive officer was less than  $50,000  or 10% of the  total  annual  salary  and bonus for such officer, and is therefore not included in the above table.

(3)  With  regard  to  Mr.   Ferris,   fiscal  year  2004  amounts   include  an
apportionment of  reimbursements of part of the calendar year 2004 tax liability related to the use of the company apartments of $21,300.

(4)  Effective  October 10, 2003 Mr. Park was replaced by Mr. Schneider as Chief
Executive Officer.  Mr. Park was paid through the end of his employment contract on April 28, 2004.

(5)  Includes nonqualified stock options granted on October 17, 2001. Such stock options become exercisable immediately with an exercise price of $1.80. They are exercisable through October 16, 2011.

(6)  Mr. Gilboy was hired as Chief Financial Officer on February 27, 2001, at an annual base salary of $180,000.  Mr. Gilboy  resigned from the Company on August
23, 2004.

(7)  Mr. Ferris was hired as Senior Vice President, Corporate and Organizational
Development on July 1, 2002 at an annual base salary of $200,000.

(8)  Includes  nonqualified  stock options granted on August 3, 2001. Such stock options become  exercisable in increments of 25% per year with an exercise price of $1.15. They are exercisable through August 2, 2011.

(9)  Mr. Pisano resigned from the Company on January 29, 2004.

(10) Mr.  Schneider  was  hired  on  September  18,  2000 and was  appointed  as
President,  Medical  Systems Group on April 22, 2002, with an annual base salary of $220,000.  Effective  October 10, 2003, Mr.  Schneider  became  President and
Chief Executive Officer.

(11) Consists of  nonqualified  stock options granted on November 20, 2003. Such options become  exercisable 25% each year with an exercise price of $2.10.  They are exercisable through November 20, 2013.

(12) Consists of premiums on life  insurance  the Company  paid on behalf of Mr.
Park.

The following options were granted in the fiscal year ended July 31, 2004 to the executive officers named in the Summary  Compensation Table in this Amendment to
Annual Report on Form 10-K/A for the fiscal year ended July 31, 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             Individual Grants                             Potential Realizable
                                                                                            Value At Assumed
                                          % of                                              Annual Rates of
                                          Total                                                Stock Price
                                         Options/                                           Appreciation for
                            Number of     SARs                                               Option Term (3)
                           Securities    Granted to   Exercise or
                           Underlying    Employees    Base Price
                          Options/SARs   in Fiscal     Per Share      Expiration
      Name                 Granted (#)    Year (1)    ($/Sh) (2)         Date               5% ($)    10% ($)
      ----                 -----------    --------    ----------         ----               ------    -------

Walter. Schneider (4)        50,000        83.3%     $   2.10         11/20/2013          $ 66,034    $167,343
Thomas V. Gilboy               --
Edward Ferris                  --
Samuel E. Park                 --
Daniel J. Pisano, Jr           --

(1) Based on options to purchase an aggregate  of 60,000  shares of Common Stock granted to employees (including employee directors) during the fiscal year ended
July 31, 2004. The foregoing  total  excludes  options  granted to  non-employee directors.

(2) The  exercise  price per share of each  option was equal to the quoted  fair market value of the shares of Common Stock on the date of grant.

(3) The potential realizable value is calculated based on the term of the option at its time of grant.  It is  calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate,  compounded annually for the entire term of the option and that the option is  exercised  and sold on the last day of its term  for the  appreciated  stock  price.  The 5% and 10%  rates represent  certain  assumed rates of  appreciation  only, in accordance with the rules  of the  Securities  and  Exchange  Commission,  and do  not  reflect  the
Company's  estimate or  projection  of future  stock price  performance.  Actual gains, if any, are dependent on the actual further  performance of the shares of
Common  Stock,  and no gain to the  optionee is possible  unless the stock price increases over the option term.

(4) 25% of the shares  subject to the option granted vested on the grant date of
November 20, 2003 and the remaining shares vest 25% per year on each anniversary date of the grant.

                                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                               FISCAL YEAR-END OPTION VALUES

                                                                      Number of Securities          Value of Unexercised
                                                                     Underlying Unexercised         In-the-money Options
                                   Shares                          Options At Fiscal Year-end      At Fiscal Year-end ($)(1)
                                   ------                          --------------------------      -------------------------
                                  Acquired             Value
 Name                           On Exercise (#)      Realized ($)  Exercisable   Unexercisable    Exercisable     Unexercisable
                                                                   -----------   -------------    -----------     -------------

Walter F. Schneider                   -                  -           106,000        40,000         $144,600         $ 30,000

Thomas V. Gilboy                      -                  -            65,000          --            111,500             --

Edward Ferris                         -                  -            25,000        25,000           12,500           12,500

Samuel E. Park                        -                  -           300,000          --            530,000             --

Daniel J. Pisano, Jr                  -                  -            41,500          --             70,025             --

-----------------------------

(1) Difference  between the fair market value of the  underlying  Common Stock,
$2.90, and the exercise price for in-the-money options on July 31, 2004.

Board compensation consists generally of the following:

     o    Each non-employee director will receive an annual retainer of $16,000;

     o    Each  non-employee  director will receive an additional  fee of $1,000 per each full length Board meeting attended (with lesser  compensation for telephonic  meetings,  at the discretion of the chair of the Board or committee, as applicable);

     o    Each non-employee member of each standing committee will receive a fee of $500 per each full-length committee meeting attended;  and $250 for shorter duration committee meetings attended;

     o    Chairs of the Board and the various standing committees, excepting the
          Audit  Committee,  will receive  double  meeting  fees. In lieu of the foregoing, the Chair of the Audit Committee will receive an additional
          $1,000 per Audit Committee meeting;

     o    In  addition  to the above  meeting  fees,  the  Chairman of the Board receives $750 per each day other than Board meeting days,  where he or she  spends  more  than  half  of  such  day  working  at the  Company facilities; and

     o    Each  non-employee  member of the Board  receives a one-time  grant of
          25,000  options  to  purchase  the  Company's  Common  Stock,  with an exercise price equal to the fair market value on the date of grant.

From August 3, 2003  through  July 31, 2004,  non-employee  directors  were paid quarterly retainers,  at a rate of $16,000 per annum for serving on the Board of
Directors.  Directors who are also Company employees receive no compensation for serving as directors.

     EMPLOYMENT AGREEMENTS

     EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE-IN-CONTROL
ARRANGEMENTS WITH CURRENT EXECUTIVE OFFICERS

     On October 28, 2002 we replaced existing  agreements with Thomas V. Gilboy,
Walter F. Schneider, Daniel J. Pisano, Jr. and Edward Ferris. We executed change of  control  agreements  with  each of them in the  form of  change  of  control agreement  attached  as an  exhibit  to our  Annual  Report on Form 10-K for the fiscal year ended August 3, 2002. The following summary of certain provisions of the change of control  agreements does not purport to be complete and is subject to and  qualified  in its  entirety  by  reference  to the  actual  text of such agreements.  The terms of the change of control  agreements provide that, in the event of a change in control that results in the  termination of the executive's employment,  we are  obligated to pay to the  executive two (2) times the sum of
(i) the  executive's  base  salary,  plus  (ii) any bonus  payable  for the year immediately  preceding the termination (or if no bonus was declared,  the target bonus for the year of the  termination),  plus (iii) any amount  credited to the executive  as  deferred  compensation  for the year  immediately  preceding  the termination.  In addition,  in the event of a termination  following a change of control,  we are  obligated  to pay to the  executive  an  amount  equal  to the executive's  unvested balances in our profit sharing plan and 401(k) plan. These change of  control  payments  are  conditioned  upon the  execution  of a mutual release of  claims,  and must be made as soon as  practicable  (but no more than five (5) days) following the executive's termination.

     Upon a  change  of  control  termination,  we are  obligated  to pay to the executive an amount equal to the executive's unused vacation days and a pro-rata portion of the executive's accrued but unpaid target bonus for the year in which the termination occurs. In addition,  upon a change of control termination,  the executive  may  participate  in our  hospitalization,  group health  benefit and disability plans for eighteen (18) months from the date of the  termination.  If our plans do not allow such  participation,  we are  obligated to reimburse  the executive for the cost of equivalent coverage.

     If the  payments to be received by an  executive  under a change of control agreement,  together  with any other  perquisites  or  payments,  are subject to excise  taxes,  we are  obligated to make a gross-up  payment equal to the total amount of all taxes imposed on the change of control payments,  including income and excise taxes imposed on the gross-up payment.

     The  termination of an executive's  employment  shall be deemed a change of control  termination if such  employment is terminated by us within  twenty-four
(24) months after a change of control, or the executive  voluntarily  terminates his employment,  within twenty-four (24) months of a change of control, due to a
decrease  in  the  executive's  salary,  bonus  or  benefits,   or  if  we  have
substantially  changed the executive's  duties,  moved his work location by more than forty (40) miles or our principal business has substantially changed.

     The Company amended the change of control  agreement with Walter  Schneider on October  10,  2003.  This  amendment  provided  that the  appointment  of Mr.
Schneider as President and Chief  Executive  Officer of the Company shall not be
deemed   a   substantial   change   in  Mr.   Schneider's   duties,   functions,
responsibilities or authorities for purposes of his change of control agreement.

     On January 9, 2004,  the Company  entered into a separation  agreement  and release  (the  "Pisano  Separation  Agreement")  with  Mr.  Pisano,  the  former
President of the Power  Conversion Group of the Company.  The Pisano  Separation
Agreement  provides for a payment of $200,000 by the Company to Mr.  Pisano.  In consideration  for this  payment,  the change in control  agreement  between the registrant  and Mr. Pisano dated October 28, 2002 was  terminated and Mr. Pisano agreed  to  release  and  discharge  the  Company  from  liabilities  associated therewith.

     On September 10, 2004, the Company entered into a separation  agreement and release  (the  "Gilboy  Separation  Agreement")  with  Mr.  Gilboy.  The  Gilboy
Separation  Agreement  provided  for a payment of $140,000 by the Company to Mr.
Gilboy.  In  consideration  for this  payment,  Mr.  Gilboy's  change in control agreement  was  terminated  and Mr.  Gilboy  agreed to release and discharge the registrant from liabilities associated therewith.

     In  the  event  the  change  of  control  provisions  under  these  various agreements were all triggered  (including Mr. Park's, as described  below),  the total  payments  required  could be in excess of $3.9 million.  We believe these agreements  are  important  to  ensure  the  continued  dedication  of  our  key employees.

     On September 8, 2004, the Company entered into a non-competition  agreement with Mr.  Schneider.  This  agreement  provides for a payment of $225,000 by the
Company to Mr.  Schneider  upon the occurrence of certain events as specified in the Agreement.  In consideration  for this payment,  Mr. Schneider has agreed to forego certain rights to compete with the Company.

EMPLOYMENT  AGREEMENT  AND  CHANGE-IN-CONTROL  ARRANGEMENTS  WITH  FORMER  CHIEF
EXECUTIVE OFFICER

     Mr. Park served as the  Company's  Chief  Executive  Officer and  President
through October 10, 2003.  During the fiscal year ended August 2, 2003, Mr. Park was  employed  under an  employment  agreement  effective as of May 1, 2001 (the
"Park  Agreement"),  which agreement expired on April 30, 2004.  Pursuant to the
Park Agreement,  Mr. Park served as our President and Chief Executive Officer at an annual  base salary of  $350,000,  with  certain  yearly  increases  based on increases in the cost of living.  In addition,  Mr. Park was entitled to receive an  annual  performance  bonus  based  upon  target  goals  set by the  Board of
Directors.

     Mr. Park was also entitled to reimbursement of reasonable  expenses and the use of a corporate  apartment  through the  employment  term.  In addition,  the
Company had maintained a life insurance  policy, in an amount equal to three (3)
times Mr. Park's salary,  payable,  less any amounts paid by our group insurance plan, to Mr. Park's estate or his designated  beneficiaries  upon his death. The
Park Agreement also contains confidentiality and non-competition provisions with a restrictive  period of one (1) year  following  termination  of his employment agreement.

     Pursuant  to the Park  Agreement,  if the  Company  terminates  Mr.  Park's employment for cause, as defined in the Park  Agreement,  or Mr. Park leaves his employment, the Company is to pay Mr. Park's salary through the end of the month in  which  such  termination  occurs.  If  the  Company  terminates  Mr.  Park's employment  other than for cause, Mr. Park is entitled to receive his salary and bonus for the remainder of his  employment  term. In all events of  termination, except by the Company other than for cause,  Mr. Park is entitled to receive his bonus for such year pro-rated for those months during which the Company employed him. In all events of  termination,  except by the Company other than for cause, the  Company  is  obligated  to  pay  Mr.  Park  all  amounts  in  his  deferred compensation account, plus accrued interest, dividends and gains.

     Upon a  change  of  control,  as  defined  in the Park  Agreement,  (i) all outstanding  unexercised  options  held by Mr. Park shall  immediately  vest and become  exercisable  and (ii) the Company is obligated to pay Mr. Park an amount equal to three (3) times his then current  salary plus the annual bonus declared for the  immediately  preceding  year  (inclusive  of any  amounts  of  deferred compensation),  but in no event  shall such  payment be in an  aggregate  amount greater  than the  maximum  allowed  pursuant  to Section  280G of the  Internal
Revenue Code.

     The  Board  of  Directors  elected  at  the  Company's  annual  meeting  of stockholders  held  on May  29,  2003  has  reviewed  the  "change  of  control"
provisions regarding payments totaling up to approximately  $1,800,000 under the employment  agreement  between  the Company  and Mr.  Park.  As a result of this review and based upon, among other things,  the advice of special  counsel,  the
Company's  Board of Directors  has  determined  that no  obligation to pay these amounts has been  triggered.  Prior to his departure from the Company on October
10, 2003, Mr. Park orally informed the Company that,  after reviewing the matter with his counsel,  he believes that the obligation to pay these amounts has been triggered.  On October 27, 2003,  the Company  received a letter from Mr. Park's counsel  demanding payment of certain sums and other  consideration  pursuant to the Company's  employment  agreement  with Mr. Park,  including  these change of control  payments.  On November 17, 2003, the Company filed a complaint  against
Mr. Park seeking a declaratory judgment that no change of control payment was or is due to Mr.  Park  and  that an  amendment  to the  Park  Agreement  regarding reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted  counterclaims  seeking payment from the Company based on his position that a "change in control"  occurred in June 2003. Mr. Park is also seeking  other  consideration  he  believes  he is  owed  under  his  employment agreement. The Company filed a reply to Mr. Park's counterclaims denying that he is entitled to any of these  payments.  The suit is now in the discovery  phase.
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

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of David W. Wright as Chairman, Wallace
Barnes and James R. Henderson.  None of these individuals was at any time during the fiscal year ended July 31, 2004 or at any other time one of our  officers or employees.

     None of our executive officers serves as a member of the Board of Directors or the  compensation  committee  of any  other  entity,  which  has  one or more executive officers serving as a member of our Board of Directors or Compensation
Committee.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION

     The following  table provides  information as of July 31, 2004 with respect to our  shares of Common  Stock  that may be issued  under our  existing  equity compensation plans:

                                                                        (a)                                            (c)
                                                                     Number of                 (b)                  Number of
                                                                 Securities to be           Weighted-              securities
                                                                    issued upon              average                remaining
                                                                    exercise of           exercise price          available for
                                                                    outstanding           of outstanding         future issuance
                                                                     options,                options,             under equity
                                                                     warrants                warrants             compensation
Plan Category                                                       and rights              and rights              plans(1)
-------------                                                       ----------              ----------              --------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS:
Stock Option Plan                                                     2,133,415               $3.15                  316,180

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS:
Warrants issued in connection with the acquisition of Villa(2)           50,000               $7.94                   None
Warrants granted for services rendered(3)                                15,000               $7.69                   None
Warrants issued in settlement of class action lawsuit(4)              1,000,000               $1.50                   None

(1)  Excludes securities reflected in column (a).

(2)  Warrants  granted  to the  former  majority  shareholder  of Villa  Sistemi
Medicali  S.p.A.  ("Villa")  in  connection  with  our  acquisition  of Villa in
December 1999. These warrants expire in December 2005.

(3)  Warrants  granted to  consultants  for  services  rendered  in 1999.  These warrants expired in October 2004.

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

In a motion filed in February 2004, a plaintiff class claimed damages due to Del
Global's  failure to timely complete a registration  statement for the shares of common stock issuable upon exercise of these warrants.  The class sought damages of $1.25 million  together with  interest and costs,  and a declaration  that $2 million in subordinated notes issued as part of the 2002 class action settlement were  immediately  due and payable.  In  settlement  of this matter,  Del Global modified the exercise,  or "strike,"  price of the warrants  issued in 2002 from
$2.00 to $1.50 per share,  and extended the expiration  date of such warrants by one year to March 28, 2009.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information  concerning  beneficial  ownership of
Common  Stock of the Company  outstanding  at October 27, 2004 by each person or entity  (including  any "Group" as such term is used in Section  13(d)(3) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act")),  known by the
Company to be the beneficial  owner of more than five percent of its outstanding
Common Stock.  The percentage  ownership of each beneficial  owner is based upon
10,345,413 shares of Common Stock issued and outstanding as of October 27, 2004,
plus  shares  issuable  upon  exercise  of  options,   warrants  or  convertible
securities  (exercisable  within 60 days  after said date) that are held by such person  or  entity,  but not  those  held by any other  person  or  entity.  The information  presented in this table is based upon the most recent  filings with the Commission by such persons or upon  information  otherwise  provided by such persons  to the  Company.  Unless  otherwise  indicated,  the  address  for each beneficial holder is One Commerce Park, Valhalla, NY 10595.

          Name and address                   Amount and nature of
         of Beneficial Owner                Beneficial Ownership(1)      Percent of Class
         -------------------                -----------------------      ----------------

Benson Associates LLC                            1,159,163(2)                 11.2%
111 SW 5th, Suite 2130
Portland, OR  97204

Royce & Associates LLC                         790,110(3)                  7.65%
1414 Avenue of the Americas
New York, NY  10019

Warren G. Lichtenstein                           1,832,162(4)                 17.7%
c/o Steel Partners II, L.P.
590 Madison Avenue, 32nd Floor
New York, NY  10022

Wells Fargo & Company                        1,320,553(5)                 12.8%
420 Montgomery Street
San Francisco, CA  94104

Wellington Management Co. LLP                    1,001,835(6)                  9.6%
75 State Street
Boston, MA  02109

Samuel P. Sporn                                  1,166,666(7)                 11.3%(7)
c/o Schoengold & Sporn, P.C.
19 Fulton Street, Suite 406
New York, NY  10038

----------------------------------
(1)  Unless  otherwise  noted,   each  beneficial  owner  has  sole  voting  and
investment  power with respect to the shares shown as beneficially  owned by him or it.

(2)  According to information contained in a Schedule 13G/A dated March 5, 2003,
Benson  Associates,  LLC ("Benson"),  an investment advisor registered under the
Investment  Advisors Act of 1940 ("Investment  Act"), is the beneficial owner of
1,159,163 shares of Common Stock. In its role as investment advisor,  Benson has sole  power to vote and  dispose  of the  shares of Common  Stock but  disclaims beneficial ownership of such shares owned by it in a fiduciary capacity.

(3)  According to  information  contained  in Amendment  No. 2 to a Schedule 13G dated January 30, 2004, Royce & Associates, LLC ("Royce"), an investment advisor registered  under the Investment Act, is the beneficial  owner of 790,110 shares of Common Stock. In its role as investment advisor, Royce has sole power to vote and dispose of the shares of Common Stock owned by Royce.

(4) According to information contained in an amendment to Schedule 13D filed on a Schedule  13D/A dated  October 16, 2003 filed  jointly by Steel  Partners  II,
L.P., a Delaware limited partnership ("Steel Partners"), Warren G. Lichtenstein,
and  WebFinancial   Corporation,   a  Delaware   corporation   ("WebFinancial"),
(collectively,  the "Group"),  the Group collectively is the beneficial owner of
1,832,162  shares of our Common Stock.  Steel Partners,  LLC, a Delaware limited liability company ("Partners LLC") is the general partner of Steel Partners. Mr.
Lichtenstein is the sole executive  officer and managing member of Partners LLC.
By  virtue  of  his  positions   with  Steel  Partners  and  Partners  LLC,  Mr.
Lichtenstein  has the sole power to vote and dispose of the 1,803,516  shares of our Common Stock owned by Steel  Partners.  WebFinancial  has sole power to vote and dispose of 28,646 shares of our Common Stock.  Mr.  Lichtenstein is also the
Chief  Executive   Officer  and  director  of  WebFinancial   Corporation.   Mr.
Lichtenstein  disclaims  beneficial  ownership  of the  28,646  shares  owned by
WebFinancial.

(5) According to  information  contained  in Amendment  No. 2 to a Schedule 13G dated  February  11, 2004,  Wells Fargo & Company  ("Wells  Fargo"),  the parent
company  of  Wells  Capital  Management   Incorporated  ("Wells  Capital"),   an
investment  adviser  registered  under the  Investment  Act,  may be deemed  the beneficial owner of 1,349,549 shares of Common Stock of the Company.  Clients of
Wells  Capital  are the  owners of record of the shares  held by Wells  Capital.
Accordingly,  in its role as investment advisor, Wells Capital has sole power to vote as to  1,316,453  shares of our  Common  Stock and sole power to dispose of
1,320,553 shares of our Common Stock.

(6) According to  information  contained  in Amendment  No. 3 to a Schedule 13G dated February 13, 2004, Wellington  Management Company, LLP ("Wellington"),  an
investment  advisor  registered  under the  Investment  Act,  may be deemed  the beneficial owner of 1,001,835 shares of Common Stock of the Company.  Clients of
Wellington  are  the  owners  of  record  of  the  shares  held  by  Wellington.
Accordingly,  in its role as investment advisor,  Wellington has shared power to vote as to  579,309  of our  Common  Stock and  shared  power to  dispose of all
1,001,835 shares of our Common Stock owned by Wellington.

(7) According to public record, as described below, Mr. Sporn beneficially owns
1,166,666 shares. However, the Company believes that Mr. Sporn has sold all or a significant portion of these shares and has not filed a report of such sale with the  Commission.  According  to  information  contained  in a Schedule 13D dated
January  21,  2003,  Schoengold  &  Sporn,  P.C.  ("Schoengold"),   a  New  York
professional  corporation,  engaged in the  practice  of law,  may be deemed the beneficial  owner of 833,333  shares of Common Stock.  Messrs.  Samuel P. Sporn,
Joel P. Laitman and Christopher  Lometti are attorneys with Schoengold.  None of
Messrs. Sporn, Laitman or Lometti beneficially own any shares or have individual power to vote or dispose or direct the  disposition  of the shares of our Common
Stock owned by Schoengold.  Accordingly, Schoengold has sole power to direct the vote and sole power to dispose  or direct the  disposition  of the shares of our
Common Stock owned by Schoengold.  The beneficial  ownership of Schoengold  also includes a warrant to purchase 333,333 shares of our Common Stock.

                 SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

     The following table sets forth information  concerning beneficial ownership of Common  Stock of the  Company  outstanding  at October  27,  2004 by (i) each director;  (ii) each  executive  officer of the  Company (as  identified  in the
Summary Compensation table) and (iii) by all directors and executive officers of the Company as a group.  The percentage  ownership of each  beneficial  owner is based  upon  10,345,413  shares of Common  Stock  issued and  outstanding  as of
October 27, 2004,  plus shares  issuable upon  exercise of options,  warrants or convertible  securities  (exercisable  within 60 days  after said date) that are held by such person or entity, but not those held by any other person or entity.
The  information  presented in this table is based upon the most recent  filings with the Commission by such persons or upon  information  otherwise  provided by such persons to the Company.  Unless otherwise  indicated,  the address for each beneficial holder is One Commerce Park, Valhalla, NY 10595.

      NAME AND ADDRESS                       AMOUNT AND NATURE OF
     OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS
     -------------------                    -----------------------      ----------------
Samuel E. Park                                   300,000(2)                    2.36%
Thomas V. Gilboy                                  65,000(2)                      *
Edward Ferris                                     37,500(2)                      *
Daniel J. Pisano, Jr.                             41,500(2)                      *
Walter F. Schneider                              146,000(2)                      *
David W. Wright                                  517,798(2)(3)                  4.4%
Wallace Barnes                                    22,500(2)                      *
Edgar J. Smith, Jr.                               16,800(2)                      *
Gerald  M. Czarnecki                              22,500(2)                      *
Suzanne  M. Hopgood                               16,500(2)                      *
James R. Henderson                                12,500(2)(4)                   *
Michael J. Cheshire                               12,500(2)                      *
All Directors and Named Executive              1,211,098(2)                    10.9%
Officers as a group
(12 persons)
----------------------------------
*Represents less than 1% of the outstanding shares of our Common Stock.

(1) Unless otherwise noted, each director and executive officer has sole voting and investment  power with respect to the shares shown as beneficially  owned by him.

(2) Includes shares of our Common Stock which may be acquired upon the exercise of stock  options  which are presently  exercisable  or will become  exercisable within 60 days of October 27, 2004 as follows:  Samuel E. Park - 300,000, Thomas
V. Gilboy - 65,000,  Edward  Ferris - 37,500,  Daniel J.  Pisano,  Jr. - 41,500,
Walter F.  Schneider  -  146,000,  David W.  Wright - 12,500,  Wallace  Barnes -
12,500, Edgar J. Smith, Jr. - 12,500,  Gerald M. Czarnecki - 12,500,  Suzanne M.
Hopgood - 12,500, James R. Henderson - 12,500 and Michael Cheshire - 12,500.

(3) Includes  92,000 shares of our Common Stock and warrants to acquire  52,298 shares of our  Common  Stock  that are  presently  exerciseable  or will  become exerciseable within 60 days of October 27, 2004, all of which are owned directly by Matthew  Partners,  L.P.  ("Matthew  Partners"),  and owned indirectly by Mr.
Wright.  Mr.  Wright is the President  and Managing  Member of Canine  Partners,
L.L.C.  ("Canine  Partners"),  which is the general partner of Henry  Investment

Trust,  L.P. ("Henry Trust"),  which is the general partner of Matthew Partners.
Mr. Wright  disclaims  beneficial  ownership of the securities  owned by Matthew
Partners,  except to the extent of his pecuniary interest therein. Also includes
353,000 shares owned directly by Henry Partners,  L.P. ("Henry  Partners"),  and owned indirectly by Mr. Wright.  Mr. Wright is the President and Managing Member
of Canine  Partners,  which is the  general  partner of Henry Trust which is the general partner of Henry Partners.  Mr. Wright disclaims beneficial ownership of the securities  owned by Henry  Partners,  except to the extent of his pecuniary interest  therein.  Also  includes  8,000 shares of which Mr.  Wright has direct beneficial ownership.

(4) Mr.  Henderson is a Vice  President of Steel  Partners,  Ltd., an entity of which Warren G. Lichtenstein is an affiliate by virtue of his ownership of Steel
Partners,  Ltd.  directly and through Steel Partners II, L.P., and Mr. Henderson is also the President and Chief Operating Officer of WebFinancial. Mr. Henderson
disclaims  beneficial  ownership  of the  1,832,162  shares of our Common  Stock collectively  owned by the Group and the 28,646 shares of our Common Stock owned by WebFinancial.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective  February 3, 2003,  Damien  Park,  the son of Samuel E. Park, a former
Chief Executive Officer of the Company,  accepted a full-time  position with the
Company as the  Director of  Corporate  Development  and  Planning.  Damien Park
reported  to Edward  Ferris,  and had an annual  base  salary  of  $125,000.  On
September 30, 2003, Damien Park's  employment  relationship with the Company was terminated and he has no continuing consulting relationship with the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
The aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte
Touche  Tohmatsu,  and their  respective  affiliates  (collectively  "Deloitte &
Touche")  for  professional  services  rendered  for (i) the audit of our annual financial  statements set forth in our Annual Report on Form 10-K for the fiscal year  ended  July  31,  2004  and  (ii) the  reviews  of the  interim  financial statements  included in our Quarterly  Reports on Form 10-Q for that fiscal year were $626,603.  The aggregate fees billed by Deloitte & Touche for  professional services rendered for (i) the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended August 2, 2003,  and
(ii) the reviews of the interim financial  statements  included in our Quarterly
Reports on Form 10-Q for that fiscal year were $635,086.

AUDIT-RELATED FEES
There were no fees billed by Deloitte & Touche for  Audit-Related  services  for the fiscal year ended July 31,  2004.  The  aggregate  fees billed by Deloitte &
Touche LLP for  Audit-Related  services for the fiscal year ended August 2, 2003 were  $137,000.  These fees  related to  reviews of a  preliminary  registration statement on Form S-1 and a subsequent amendment on Form S-1/A.

TAX FEES
The  aggregate  fees billed by Deloitte & Touche for tax services for the fiscal year ended July 31, 2004 were $53,141.  The aggregate  fees billed by Deloitte &
Touche for tax services  for the fiscal year ended August 2, 2003 were  $60,212.
In both fiscal years, these fees related to tax planning and consulting work.

ALL OTHER FEES
There were no fees for other  professional  services  rendered during the fiscal years ended July 31, 2004 or August 2, 2003.

The Audit Committee's  policy is to pre-approve  services to be performed by the
Company's  independent  public  accountants in the categories of audit services, audit-related services, tax services and other services. Additionally, the Audit
Committee will consider on a  case-by-case  basis and, if  appropriate,  approve specific engagements that are not otherwise pre-approved.

The Audit  Committee has approved all fees and advised us that it has determined that the non-audit services rendered by Deloitte & Touche during our most recent fiscal year are compatible with maintaining the independence of such auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                     PAGE NUMBER
(a) 1.   FINANCIAL STATEMENTS
           Not Applicable

    2.   FINANCIAL STATEMENT SCHEDULES
           Not applicable

    3.   EXHIBITS

           The following exhibits are filed herewith or incorporated by reference:

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

  10.35   Loan  Agreement  dated as of  September  23,  2004  between Del Global
          Technologies Corp. ("Del Global") and Villa Sistemi Medicali S.p.A., a
          subsidiary  of Del  Global.  Filed  as  Exhibit  99.01  to Del  Global
          Technologies Corp. Current Report on Form 8-K filed September 28, 2004
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
          reference.

  10.37   Settlement  Agreement dated as of September 30, 2004, by and among the
          United  States of  America,  on behalf of the  Department  of Defense, acting  through the United  States  Attorney's  Office for the Eastern
          District  of  New  York,  Del  Global   Technologies   Corp.  and  RFI
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
          and incorporated herein by reference.

  14.1    Del Global  Technologies  Corp.  Code of  Business  Conduct and Ethics
          filed as an exhibit to the Del Global  Technologies  Corp.  Definitive
          Proxy   Statement  on  Schedule  14A  filed  on  April  29,  2003  and incorporated herein by reference.

  21      Subsidiaries of Del Global  Technologies  Corp. filed as Exhibit 21 to
          Del Global  Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

  23.1*** Consent of Deloitte & Touche LLP.

  31.1*** Certification  of  Chief  Executive  Officer,   Walter  F.  Schneider,
          pursuant  to Section  302 of the  Sarbanes-Oxley  Act of 2002 filed as
          Exhibit 31.1 to Del Global  Technologies  Corp.  Annual Report on Form
          10-K for the year  ended  July 31,  2004 and  incorporated  herein  by reference.

  31.2*** Certification of Principal Accounting Officer,  Mark Koch, pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.2 to
          Del Global  Technologies Corp. Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.

  31.3**  Certification  of  Chief  Executive  Officer,   Walter  F.  Schneider,
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.4**  Certification of Principal Accounting Officer,  Mark Koch, pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1*** Certification  of the Chief  Executive  Officer,  Walter F. Schneider,
          pursuant to 18 USC.  Section 1350  adopted  pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 filed as  Exhibit  32.1 to Del Global
          Technologies  Corp. Annual Report on Form 10-K for the year ended July
          31, 2004 and incorporated herein by reference.

  32.2*** Certification of the Principal Accounting Officer, Mark Koch, pursuant to 18 U.S.C.  Section  1350  adopted  pursuant  to Section  906 of the
          Sarbanes-Oxley  Act of  2002  filed  as  Exhibit  32.2  to Del  Global
          Technologies  Corp. Annual Report on Form 10-K for the year ended July
          31, 2004 and incorporated herein by reference.

------------

*    Represents a management contract or compensatory plan or arrangement.

**   Filed herewith.

***  Included in the  Company's  Annual  Report on Form 10-K for the fiscal year ended July 31, 2004, which is being amended hereby.

SIGNATURES

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities  and
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DEL GLOBAL TECHNOLOGIES CORP.

November 29, 2004                 By:   /s/ Walter F. Schneider
                                        ----------------------------------------
                                        Walter F. Schneider
                                        President and Chief Executive Officer

November 29, 2004                 By:   /s/ Mark Koch
                                        ----------------------------------------
                                        Mark Koch
                                        Principal Accounting Officer

Pursuant to the  requirements  of the Securities and Exchange Act of 1934,  this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne M. Hopgood      Director - Chairman              November 29, 2004
-------------------------
Suzanne M. Hopgood

/s/ Walter Schneider        Director - President and Chief   November 29, 2004
-------------------------   Executive Officer
Walter Schneider

/s/ Wallace Barnes          Director                         November 29, 2004
-------------------------
Wallace Barnes

/s/ Gerald M. Czarnecki     Director                         November 29, 2004
-------------------------
Gerald M. Czarnecki

/s/ David W. Wright         Director                         November 29, 2004
-------------------------
David W. Wright

                            Director
-------------------------
Edgar J. Smith, Jr.

/s/ James Henderson         Director                         November 29, 2004
-------------------------
James Henderson

/s/ Michael Cheshire        Director                         November 29, 2004
-------------------------
Michael Cheshire

