Form 10-Q
period 2004-10-31
DEL GLOBAL TECHNOLOGIES CORP
filed 2004-12-13
CIK 27748

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934.
             For the quarterly period ended October 30, 2004
                                 or

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

                            914-686-3650
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

Yes  / /          No  /X/

The number of shares of Registrant's common stock outstanding as of December 12,
2004 was 10,486,548.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            Table of Contents

Part I. Financial Information:                                         Page No.
                                                                       --------

       Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the Three Months           3
        Ended October 30, 2004 and November 1, 2003

       Consolidated Balance Sheets - October 30, 2004 and July 31, 2004   4-5

       Consolidated Statements of Cash Flows for the Three Months Ended     6
         October 30, 2004 and November 1, 2003

       Notes to Consolidated Financial Statements                        7-15

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         16-24

       Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                     24

       Item 4.  Controls and Procedures                                    24

Part II. Other Information:

       Item 1.  Legal Proceedings                                       26-28

       Item 6.  Exhibits and Reports on Form 8-K                           28

       Signatures                                                          29

       Certifications                                                   30-35

PART I  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                  (Unaudited)

                                                 Three Months Ended
                                         October 30, 2004    November 1, 2003
                                       ------------------    ----------------

 NET SALES                                     $18,758            $16,889
 COST OF SALES                                  14,205             13,105
                                         -------------      -------------
 GROSS MARGIN                                    4,553              3,784
                                         -------------      -------------

 Selling, general and administrative             3,276              3,445
 Research and development                          373                306
                                         -------------      -------------
 Total operating expenses                        3,649              3,751
                                         -------------      -------------
 OPERATING INCOME                                  904                 33

 Interest expense                                  422                310
 Other income                                      (14)               (71)
                                         -------------      -------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX PROVISION AND MINORITY INTEREST      496               (206)

 INCOME TAX PROVISION                              377                183
                                         -------------      -------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS          119               (389)
   BEFORE MINORITY INTEREST
 MINORITY INTEREST                                  71                 67
                                         -------------      --------------
 INCOME (LOSS) FROM CONTINUING OPERATIONS           48               (456)
 DISCONTINUED OPERATIONS                           199               (153)
                                          ------------      -------------
 NET INCOME(LOSS)                              $   247             $ (609)
                                          ============      =============
   INCOME(LOSS)PER COMMON SHARE(BASIC AND DILUTED)

   Continuing operations                        $    -            $ (0.05)
   Discontinued operations                         .02              (0.01)
                                                ------            ------
   Net income(loss) per basic and diluted share $  .02            $ (0.06)
                                               =======             =======
   Weighted average number of common
   shares outstanding:
        Basic                               10,351,746          10,332,548
        Diluted                             11,397,939          10,332,548

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                               October 30,          July 31,
                                                     2004              2004
                                            -------------      -------------

   CURRENT ASSETS
   Cash and cash equivalents                      $   707           $ 4,755

   Trade receivables (net of allowance
    for doubtful accounts of $929 and $888
    at October 30, 2004 and July 31, 2004,
    respectively)                                  12,011             12,900

   Inventory                                       15,179             15,122
   Assets attributable to discontinued operations,
   at net realizable value                              -              4,369
   Prepaid expenses and other current
    assets                                            975              1,068
                                             ------------      -------------
      Total current assets                         28,872             38,214

   FIXED ASSETS - Net                               6,708              6,907
   DEFERRED INCOME TAX ASSET-NON CURRENT            1,181              1,102
   GOODWILL                                         1,911              1,911
   INTANGIBLES - Net                                   87                103
   OTHER ASSETS                                     1,019              1,024
                                            -------------     --------------
      TOTAL ASSETS                                $39,778            $49,261
                                            =============     ==============

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               October 30,          July 31,
                                                     2004              2004
                                            -------------      -------------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 2,130             $ 2,699
   Current portion of long-term debt                 752                 730
   Accounts payable - trade                        8,249              10,926
   Accrued liabilities                             8,717               8,920
   Net liabilities attributable to
      discontinued operations                          -                 958
   Litigation settlement reserves                    126               5,148
   Income taxes payable                            1,562               1,069
                                            ------------      --------------
      Total current liabilities                   21,536              30,450

NON-CURRENT LIABILITIES
   Long-term debt                                  4,850               5,076
   Subordinated note                               1,985               1,962
   Other long-term liabilities                     2,587               2,462
   Other liabilities attributable to
      discontinued operations                          -                 147
                                            ------------      --------------
      Total liabilities                           30,958              40,097
                                            ------------      --------------

MINORITY INTEREST IN SUBSIDIARY                      989               1,389
                                            ------------       --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized  20,000,000  shares;
     Issued  - 11,018,581 and 10,978,581
     at October 30,2004 and July 31, 2004          1,102               1,098
   Additional paid-in capital                     64,118              64,072
   Accumulated other comprehensive income            551                 792
   Accumulated deficit                           (52,394)            (52,641)
   Less common stock in treasury - 643,533
     shares at October 30,2004 and
     July 31, 2004                                (5,546)             (5,546)
                                            -------------      --------------
   Total shareholders' equity                      7,831               7,775
                                            -------------      --------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 39,778            $ 49,261
                                            ============      ==============

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)
                                                  Three Months Ended
                                             Oct 30, 2004    Nov. 1, 2003
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income(loss) from continuing operations      $       48          $(456)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization                       327            544
  Imputed interest - Subordinated note                 22             45
  Minority interest                                    71             67
  Stock based compensation expense                     10             10
  Deferred income tax                                 (56)             -
  Changes in operating assets and liabilities:
  Decrease in trade receivables                     1,049          1,305
  Decrease in inventory                               148            482
  Decrease (Increase) in prepaid expenses and
    other current assets                              104           (220)
  Decrease in other assets                             24             45
  Increase (Decrease) in accounts payable - trade  (2,818)          (452)
  Decrease in accrued liabilities                    (665)          (110)
  Payment of litigation settlement costs           (5,023)             -
  Increase in income taxes payable                    441            170
  Increase in other long-term liabilities              76              1
                                              -----------    -----------
Net cash provided by (used in) operating
 activities                                        (6,242)         1,431
                                              -----------    -----------
Cash Flows from discontinued operations
  and sale proceeds                                 3,463           (153)
CASH FLOWS FROM INVESTING ACTIVITIES:          -----------    -----------
  Fixed asset purchases                               (22)           (96)
                                               ----------      ----------
Net cash used in investing activities                 (22)           (96)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of bank borrowings                       (885)          (302)
  Stock option exercise                                40              -
  Dividend to Villa minority shareholders            (493)            -
                                              -----------     ----------
Net cash used in financing activities              (1,338)          (302)
                                              -----------     ----------
EFFECT OF EXCHANGE RATE CHANGES                        91             48
                                              -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS            (4,048)           928
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       4,755          1 381
                                              -----------      ----------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $   707        $ 2,309
                                               ===========     ==========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                 (Unaudited)

BASIS OF PRESENTATION
The accompanying  unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim  financial  information  and with the  instructions to Form 10-Q and
Article  10 of  Regulation  S-X.  Accordingly,  they do not  include  all of the information and footnotes required by accounting  principles  generally accepted in the United  States of  America  for  complete  financial  statements.  In the opinion of management,  all  adjustments  (consisting  only of normal  recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been included. Results of operations for the interim periods are not necessarily  indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the financial  statements and the notes thereto included in the Company's annual report on Form 10-K filed with the  Securities  and Exchange  Commission for the year ended July 31, 2004. Certain prior year's amounts have been reclassified to conform to the current period presentation.

As of July 31, 2004,  the Company's  Board had committed to a plan to dispose of its Del High  Voltage  Division  ("DHV")  and on October  1, 2004,  we sold this division  for  a  purchase  price  of  $3.1  million,  plus  the  assumption  of
approximately  $0.8  million  of  liabilities.   Accordingly,   the  results  of
operations  have been  reclassified  to show  this  division  as a  discontinued
operation.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards  under  those  plans  consistent with the methods  recommended  by SFAS 123, the Company's net income or loss and net income or loss per share for the three  months  ended  October  30, 2004 and
November  1, 2003  would  have been  stated at the pro forma  amounts  indicated
below:

                                   Three Months Ended
                                   ------------------
                                   Oct 30,      Nov. 1,
                                     2004         2003
                                 ----------- -----------
Net income (loss) - as reported       $247      $(609)

  Deduct: Total stock-based
  awards determined under
  fair value method                   (114)      (114)
                                 ----------- -----------
Proforma Net Income (loss)            $133      $(723)
                                 =========== ===========
Income (loss) per share -
  Basic

  As reported                      $    .02    $(0.06)
  Proforma                         $    .01    $(0.07)

Income (loss) per share -
  Diluted

  As reported                      $    .02    $(0.06)
  Proforma                         $    .01    $(0.07)

NEW ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial  Accounting Standards Board ("FASB") issued FASB
Statement No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4". This
Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory  Pricing," to clarify the accounting for abnormal amounts of idle facility  expense,  freight, handling costs,  and wasted material  (spoilage),  requiring that those items be recognized as current-period  charges. In addition, this Statement requires that allocation of fixed production  overheads to the costs of conversion be based on the  normal  capacity  of the  production  facilities.  The  provisions  of this statement  are effective for fiscal years  beginning  after June 15, 2005,  with early  application  permitted.  The Company is in the process of evaluating  the impact the adoption of this statement will have on its financial statements

DISCONTINUED OPERATIONS

On October 1,  2004,  the  Company  completed  the sale of its Del High  Voltage
Division  ("DHV")  for a  purchase  price  of  $3,100,  plus the  assumption  of approximately $800 of liabilities.  This division was formerly part of the Power
Conversion Group and designed,  manufactured and marketed proprietary  precision
power  conversion   subsystems  for  medical  as  well  as  critical  industrial
applications.   The  results  of  operations  of  this  division  are  shown  as discontinued operations in the accompanying financial statements.

Certain information is summarized below:

                                                   Quarter Ended

                                                 Oct. 30,    Nov. 1,
                                                   2004       2003
                                               ----------    --------
Revenues                                          $1,896     $4,753
Net income (loss) before income tax provision        199       (153)
Income tax provision                                   -          -
Income (loss) from discontinued operations           199       (153)

Income (loss) from discontinued operations, net for fiscal year 2005, includes a gain on sale of $21 in addition to the fourth  quarter fiscal 2004 write down of the DHV assets to net  realizable  value of $3,481 and the second quarter fiscal
2004 goodwill write off of $1,328 and intangible asset write off of $125 related to the DHV business.

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

                   October 30, 2004                 July 31, 2004
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated

                 Amounts     Amortization        Amounts      Amortization

Distribution
Network          $   653        S   566           $   653        $   550
                 -------        -------           -------        -------
Total            $   653        $   566           $   653        $   550
                 =======        =======           =======        =======

Amortization  expense for  intangible  assets during the first quarter of fiscal years  2005  and  2004 was $16 and  $37,  respectively.  Estimated  amortization expense for the  remainder  of 2005 and the five  succeeding  fiscal years is as follows:

     2005 (remainder)           50
     2006                       37
     2007-2009                 None

There are no components of intangible assets that have an indefinite life.

There were no changes in goodwill  balances  during the first  quarter of fiscal year 2005.

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

                                          October 30, 2004      July 31, 2004
                                         -----------------   ------------------
 Raw materials and purchased parts          $ 11,568             $ 10,839
 Work-in-process                               2,760                2,974
 Finished goods                                3,579                3,845
                                          ----------           ----------
                                              17,907               17,658
 Less allowance for obsolete and excess
  inventory                                   (2,728)              (2,536)
                                         -----------           ----------
        Total inventory                     $ 15,179             $ 15,122
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

During the first quarter of fiscal 2005,  the Company  incurred  payments of $86 related  to  warranty  claims  submitted  and  accrued  $153  related to product warranties issued during the first quarter of fiscal 2005. The liability related to warranties is included in accrued expenses on the  accompanying  Consolidated
Balance  Sheets and is $1,112 and $1,030 at October 30, 2004 and July 31,  2004,
respectively.

COMPREHENSIVE LOSS

Comprehensive  loss  for  the  Company  includes  foreign  currency  translation adjustments  and net loss reported in the Company's  Consolidated  Statements of
Operations.

Comprehensive loss for 2005 and 2004 was as follows:

                                                    Three Months Ended
                                          October 30, 2004    November 1, 2003
                                          ----------------    ----------------
Net income(loss)                              $  247                  $(609)
Foreign currency translation adjustments        (241)                    77
                                            --------               ---------
 Comprehensive income(loss)                   $    6                  $(532)
                                            =========              =========

INCOME (LOSS) PER SHARE                                      Three Months Ended
                                          October 30, 2004     November 1, 2003
                                         -----------------     ----------------
Numerator:
   Net income(loss)                             $ 247                 $ (609)
                                            ===========             =========
Denominator:
   Denominator for basic income (loss) per share -
     Weighted average shares outstanding    10,351,746             10,332,548
     Effect of dilutive securities           1,046,193                     -
                                           -----------             ----------
   Denominator for diluted loss per share   11,397,939             10,332,548
                                           -----------             ----------
Income (loss) per common share
   Basic                                         $ .02               $ (0.06)
   Diluted                                       $ .02               $ (0.06)

Common shares outstanding for the current and prior period ended were reduced by
643,533  shares of  treasury  stock.  The  computation  of  dilutive  securities includes  the assumed  conversion  of warrants  and  employee  stock  options to
purchase   company  stock.   The  fiscal  2004  computation  of  diluted  shares
outstanding  at  November  1, 2003 does not  include  2,116,815  employee  stock options and 1,065,000 warrants to purchase Company common stock since the effect of their assumed conversion would be anti-dilutive.

SEGMENT INFORMATION
The  Company  has  three  reportable  segments:  Medical  Systems  Group,  Power
Conversion Group and Other. The "Other" segment includes  unallocated  corporate costs. Interim segment information is as follows:

                                        Medical     Power
For three months ended                  Systems     Conversion
October 31, 2004                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $15,373   $  3,385       -    $18,758
Cost of sales                              11,802      2,403       -     14,205
                                          -------   --------   -------   ------
Gross margin                                3,571        982       -      4,553

Operating expenses                          2,375        534      740     3,649

                                           ------    -------   ------    ------
Operating income (loss)                    $1,196   $   448    $ (740)  $  904
                                           ======    =======   ======    ======

                                        Medical     Power
For three months ended                  Systems     Conversion
November 1, 2003                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $13,701   $  3,188       -    $16,889
Cost of sales                              10,416      2,689       -     13,105
                                          -------   --------   -------   ------
Gross margin                                3,285        499       -      3,784

Operating expenses                          2,379        572   $  800     3,751

                                           ------    -------   ------    ------
Operating income (loss)                  $  906     $    (73)  $ (800)  $    33
                                           ======    =======   ======    ======
CONTINGENCIES

US  DEPARTMENT  OF  DEFENSE  ("DOD")  INVESTIGATION  - On  March  8,  2002,  RFI
Corporation,  a subsidiary  of the Company and the  remaining  part of the Power
Conversion Group segment,  was served with a subpoena by the US Attorney Eastern
District  of New  York in  connection  with an  investigation  by the  DOD.  RFI supplies electro magnetic  interference  filters for  communications and defense applications.  Since March 2002,  the DOD has been  investigating  certain  past practices  at RFI which  date back  more  than six  years and  pertain  to RFI's
Military Specification testing, record keeping and general operating procedures.
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
Government,   discussions   with  the  Company's   advisors,   consideration  of
settlements  reached by other  parties in  investigations  of this  nature,  and consideration of the Company's capital  resources,  management then developed an estimate of the low end of the potential financial impact.  Accordingly,  during the third quarter of fiscal 2003, the Company  recorded a charge of $2,347 which represented  its estimate of the low end of a range of potential fines and legal and professional fees.

Following negotiations,  Del Global reached a global settlement in February 2004 with the US Government that resolves the civil and criminal  matters relating to the DOD's investigation.  The settlement included the Company pleading guilty to one  criminal  count  and  agreeing  to  pay  fines  and  restitution  to the US
Government  of $4,600 if paid by June 30,  2004 and $5,000 if paid by  September
30, 2004.

In connection with this settlement,  Del Global  recognized an additional charge of  approximately  $3,199 in the second  quarter  of fiscal  2004.  This  charge represented  the  difference  between the $2,347  charge  taken during the third quarter  of fiscal  2003,  and the up to $5,000 in fines and  restitution,  plus estimated legal and professional fees related to this settlement.  The liability associated with these charges is included in Litigation  settlement  reserves on the July 31, 2004 balance sheet.

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

Del Global has been working with the Defense  Logistics  Agency,  a component of the DOD,  to avoid any future  limitations  on the  ability of the Company to do business  with US  Government  entities.  Such  limitation  could include the US
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
and the US Government  will enter into any such  agreement or that the debarment will be avoided.

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

EMPLOYMENT  MATTERS - The Company has an employment  agreement with Samuel Park, the previous  Chief  Executive  Officer  ("CEO"),  for the period May 1, 2001 to
April 30, 2004. The terms of this agreement provided a base salary,  bonuses and deferred  compensation.  The bonus  provided  by this  agreement  was based on a percentage of the base salary,  if certain  performance goals established by the board were achieved. In addition,  the employment agreement provided for certain payments  in the event of death,  disability  or  change in the  control  of the
Company.

On  October  10,  2003,  the  Company  announced  the  appointment  of Walter F.
Schneider as President  and CEO to replace Mr. Park,  effective as of such date.
As a result,  the Company  recorded a charge of $200 during the first quarter of fiscal  2004 to  accrue  the  balance  remaining  under  Mr.  Park's  employment agreement.

In addition,  the Company's Board of Directors,  elected at the Company's Annual
Meeting of  Shareholders  held on May 29,  2003,  had  previously  reviewed  the
"change in control"  provisions  regarding payments totaling up to approximately
$1,800 under the  employment  agreement  between the Company and Mr. Park.  As a result of this review and based upon, among other things,  the advice of special counsel,  the Company's Board of Directors  determined that no obligation to pay these amounts has been  triggered.  Prior to his  departure  from the Company on
October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel,  he believes  that the  obligation to pay these amounts has been triggered.  On October 27, 2003, the Company received a letter from Mr.
Park's  counsel  demanding  payment  of  certain  sums and  other  consideration pursuant to the Company's  employment  agreement with Mr. Park,  including these change in control payments.  On November 17, 2003, the Company filed a complaint against  Mr.  Park  seeking a  declaratory  judgment  that no change in  control payment  was or is due to Mr.  Park  and  that an  amendment  to the  employment contract with Mr. Park regarding  advancement and reimbursement of legal fees is invalid  and  unenforceable.  Mr.  Park  answered  the  complaint  and  asserted counterclaims  seeking  payment from the Company  based on his  position  that a
"change in  control"  occurred  in June 2003.  Mr.  Park is also  seeking  other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments.  The suit is now in the discovery  phase. The parties are in the process of exchanging documents, and depositions are to be conducted in December
2004.  If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these  payments may have a material  adverse effect on the  Company's  liquidity.  It is not  possible  to predict the outcome of these claims.  However,  the Company's Board of Directors does not believe that such a claim is  reasonably  likely to result in a material  decrease in the  Company's liquidity in the foreseeable future.

During fiscal 2004, the Company began employment termination proceedings against an  executive of the  Company.  Subsequently,  the  executive  instituted  legal proceedings  alleging  certain damages based on change in control  provisions of the executive's  employment  contract and various additional actions or damages.
The Company believes the former  executive's change in control provision has not been triggered and that such  termination was justified.  Thereafter,  the court issued an order  directing  a  subsidiary  of the  Company to pay  damages.  The
Company  believes  it has  meritorious  defenses to this matter and has filed an appeal. However, based on the courts order, the Company has recorded a charge in fiscal 2004 of  approximately  $363 in connection  with this matter  included in
Litigation  Settlement  reserves  in  the  accompanying  consolidated  financial statements.

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

OTHER LEGAL  MATTERS -In  addition,  the Company is a defendant in several other legal  actions  arising  from the normal  course of  business  in various US and foreign jurisdictions.  Management believes the Company has meritorious defenses to such  actions and that the  outcomes  will not be  material to the  Company's consolidated financial statements.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS (Dollars in Thousands except share data)

This Management's  Discussion and Analysis of Financial Condition and Results of
Operations contains forward-looking statements within the meaning of the Private
Securities  Litigation Reform Act of 1995. These statements are based on current expectations  and the  current  economic  environment.  We  caution  that  these statements  are not guarantees of future  performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our  ability to  implement  our  business  plan,  retention  of  management, changing industry and competitive  conditions,  obtaining  anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory  matters,  including a settlement of the Department of Defense investigation on terms that we can afford and that does not include a debarment  from doing  business with the US  Government,  and favorable  general economic conditions. Actual results could differ materially from those expressed or implied in the forward-looking  statements.  Important  assumptions and other important  factors that could cause  actual  results to differ  materially  from those in the  forward-looking  statements are specified in the Company's filings with the  Securities  and Exchange  Commission  including  our Form 10-K for the fiscal year ended July 31, 2004.

OVERVIEW
The Company is primarily  engaged in the design,  manufacture  and  marketing of cost-effective  medical imaging and diagnostic  systems consisting of stationary and portable x-ray systems,  radiographic/fluoroscopic  systems,  dental imaging systems and proprietary high-voltage power conversion subsystems for medical and other critical industrial applications. The Company also manufactures electronic filters, high voltage capacitors,  pulse modulators,  transformers and reactors, and a variety of other products designed for industrial,  medical,  military and other commercial applications. We manage our business in two operating segments:
our Medical Systems Group and our Power Conversion Group. In addition, we have a third  reporting  segment,  Other,  comprised of certain  unallocated  corporate
General and Administrative expenses. See "Segment Information" in Part I, Item 1 of this  Quarterly  Report on Form 10Q for the fiscal  quarter ended October 30,
2004( this "Quarterly Report) for discussions of the Company's segments.

As of July 31, 2004,  the Company's  Board had committed to a plan to dispose of the Del High  Voltage  Division  ("DHV")  and on October  1, 2004,  we sold this division for a purchase price of approximately $3.1 million, plus the assumption of  approximately  $0.8  million of  liabilities.  Accordingly,  the  results of operations have been restated to show this division as a discontinued operation.

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

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant  accounting policies are outlined in Note 1 of our Form 10-K for the fiscal year ended July 31, 2004. Within these policies, we have  identified the accounting for deferred tax assets and the allowance for obsolete and excess inventory as being critical  accounting  policies due to the significant amount of estimates involved.  In addition,  for interim periods, we have  identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

During fiscal year 2004, as part of our customary six month  planning and review cycle,  management  updated each business unit's forecast and operating results, and concluded  that it was prudent to record  additional  valuation  allowances, increasing the total  valuation  allowance to $19.9 million against 100% of both long and  short-term US domestic  deferred tax assets.  The valuation  allowance recorded  is the  estimate  of the amount of  deferred  tax assets that are more likely than not to go unrealized by the Company.

We anticipate it is more likely than not the remaining  deferred tax asset which relates  to our Villa  subsidiary  will be  utilized  against  future  operating profits or as an offset to dividend income  received from our Villa  subsidiary.
However,  we can make no  assurances  that our Villa  subsidiary  will  generate profits in the future.

OBSOLETE AND EXCESS INVENTORY
Another significant estimate is our allowance for obsolete and excess inventory.
We re-evaluate  our allowance for obsolete  inventory  once a quarter,  and this allowance comprises the most significant portion of our inventory reserves.  The re-evaluation  of reserves  is based on a written  policy,  which  requires at a minimum that reserves be established  based on our analysis of historical actual usage on a part-by-part  basis.  In addition,  if management  learns of specific obsolescence in addition to this minimum formula, these additional reserves will be recognized as well. Specific  obsolescence might arise due to a technological or market change,  or based on  cancellation of an order. As we typically do not purchase inventory  substantially in advance of production  requirements,  we do not expect  cancellation of an order to be a material risk.  However,  market or technology changes can occur.

VALUATION OF FINISHED GOODS INVENTORIES

In addition,  we use certain estimates in determining interim operating results.
The most significant  estimates in interim  reporting relate to the valuation of finished goods inventories.  For certain  subsidiaries,  for interim periods, we estimate  the  amount of labor and  overhead  costs  related to  finished  goods inventories.  As of October 30, 2004,  finished goods represented  approximately
20.0% of the gross carrying value of our total gross  inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated  net sales of $18.8  million  for the first  quarter of fiscal 2005 increased by $1.9  million or 11.1% from fiscal 2004 first  quarter net sales of
$16.9 million, with increases at both the Power Conversion Group and our Medical
Systems Group.  The Medical  Systems  Group's first quarter fiscal 2005 sales of
$15.4  million  improved by $1.7  million or 12.2% from the prior  year's  first quarter with increases at international  locations  offsetting delayed shipments of digital units at its domestic  locations.  International  sales for the first quarter of fiscal 2005 were also  impacted by  favorable  exchange  rate effects from the  translation of Villa's  financial  statements from euros to dollars of approximately  $0.7 million.  The Power Conversion  Group's first quarter fiscal
2005 sales of $3.4  million  increased  by $0.2 million or 6.2% from last year's levels.

Consolidated  backlog at October 30, 2004 was $24.0  million  versus  backlog at
July  31,  2004  of  approximately  $25.9  million.  The  backlog  in the  Power
Conversion  Group  decreased $0.3 million from levels at beginning of the fiscal year while  there was a $1.6  million  decrease  in the  backlog at our  Medical
Systems  Segment.  Substantially  all of the backlog  should result in shipments within the next 12 months.

Gross  margins as a percent of sales were 24.3% for the first  quarter of fiscal
2005,  compared  to 22.4%  in the  first  quarter  of  fiscal  2004.  The  Power
Conversion  Group's  margins  for the first  quarter of fiscal  2005 were 29.0%, versus  15.7% in the  prior  year  quarter.  First  quarter  fiscal  2005  Power
Conversion group margins benefited from  improvements in procurement,  decreased material  costs as a percent of sales and lower  waste  levels.  For the Medical
Systems  Group,  first quarter  gross  margins of 23.2%  declined from the 24.0%
level in the prior year first  quarter  due to  unfavorable  product mix at both locations.

Selling,  General and Administrative expenses ("SG&A") for the first quarter of fiscal  2005 were $3.3  million  (17.5% of sales)  compared  to $3.4  million
(20.4% of sales) in the prior year's first quarter.  The decrease in SG&A in the first quarter of fiscal 2005 reflects reduced corporate legal and accounting costs, and reduced selling costs in the Power Conversion Group.

As a  result  of the  foregoing,  we  recognized  a first  quarter  fiscal  2005 operating  income  of $0.9  million  compared  to an  operating  income of $0.03 million in the first quarter of fiscal 2004. The Medical  Systems Group posted a first  quarter  fiscal  2005  operating  profit  of $1.2  million  and the Power
Conversion Group showed operating profit of $0.4 million,  offset by unallocated corporate costs of $0.7 million.

Interest  expense for the first quarter of fiscal 2005 was higher than the prior year's first quarter due to fees incurred in conjunction  with  modifications to the Company's domestic revolving credit facility.

The Company has not provided for a U.S. domestic income tax benefit in the first quarter of fiscal 2004.  With the exception of tax  provisions  and  adjustments recorded at Villa,  our Italian  subsidiary,  we recorded no  adjustments to our current or net deferred tax accounts  during the first quarter of fiscal 2005 or fiscal 2004.

As discussed  above,  Discontinued  Operations  are related to our DHV division, which was sold on October 1, 2004.  Discontinued operations in the first quarter of fiscal 2005 reflect the  operations  of the DHV division  through the date of sale,  which  recorded  income from  operations of $0.2 million during the first quarter.  The prior year's loss from  operations  was $0.2 million for the first quarter.

Reflecting  the  above,  we  recorded  net  income of $0.2  million or $0.02 per share(basic  and diluted) in the first  quarter of fiscal 2005, as compared to a net loss of $0.6 million,  or $0.06 per  share(basic  and  diluted),  during the first quarter of fiscal 2004.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

We fund our  investing and working  capital needs through a combination  of cash flow from operations and short-term credit facilities.

Working  Capital -- At October 30, 2004 and July 31, 2004,  our working  capital was approximately $7.3 million and $7.8 million, respectively. At such dates, we had approximately $0.7 million and $4.8 million,  respectively, in cash and cash equivalents,  the majority of which is at our Villa  Subsidiary in Italy.  As of
October  30,  2004,  we had  approximately  $2.9  million  of  excess  borrowing availability  under our  domestic  revolving  credit  facility  compared to $5.8 million at July 31, 2004, reflecting payments of a $5.0 million fine to the DOD.

In addition,  as of October 30, 2004 and July 31, 2004, our Villa subsidiary had an aggregate of  approximately  $7.5  million of excess  borrowing  availability under its various  short-term  credit  facilities.  Terms of the Italian  credit facilities do not permit the use of borrowing  availability to directly  finance operating activities at our US subsidiaries.

Cash Flows from  Operating  Activities - For the quarterly  period ended October
30, 2004, the Company used  approximately  $6.2 million of cash for  operations, compared to a generation of $1.4 million in prior fiscal year.  Contributing  to cash usage in fiscal 2005 was the payment of a $5.0  million fine related to the
DOD investigation as explained in "Legal Proceedings" in Part II, Item 1 of this
Quarterly Report.

Cash  Flows  from  Investing   Activities  --  We  have  made  minimal  facility
improvements  and capital  equipment for the quarterly  period ended October 30,
2004 compared to $0.1 million for the prior fiscal year period.

Cash Flows  from  Financing  Activities  -- During the  quarterly  period  ended
October  30,  2004,  we  repaid  a  total  of  approximately   $0.9  million  of

indebtedness  on our  domestic  and Italian  borrowings.  In addition  the Villa subsidiary paid a dividend of approximately $2.5 million,  of which $0.5 million was paid to Villa's minority  shareholders.  The remaining $2.0 million,  net of withholding  taxes was an intercompany  transaction  with the Parent Company and therefore eliminated in the accompanying consolidated financial statements.

The following table summarizes our contractual  obligations,  including debt and operating leases at July 31, 2004 (in thousands):

                                                              Within         2-3            4-5         After 5
             Obligations                     Total (1)        1 Year        Years          Years         Years
-----------------------------------------    ---------        ------    ------------  ------------   ------------
Long-Term Debt Obligations................ $     2,733     $     564    $      1,155   $        568  $        446
Capital Lease Obligations.................       3,073           368             897            994           814
Subordinated Note.........................       2,000             --          2,000             --             --
Operating Lease Obligations...............         953           514             421             18             --
                                           -----------     ---------    ------------   ------------  -------------
Total Contractual Cash Obligations........ $     8,759     $   1,446    $      4,473   $      1,580  $       1,260
                                           ===========     =========    ============   ============  =============

(1)   In  addition,  as of July 31, 2004 we had  approximately  $2.7  million in revolving  credit  debt in the US and $0.3  million in Italy.  The Italian credit  facilities  are  generally  renewed on a yearly basis and the GECC
      Facility,  as amended  matures in August  2005.  The  maturity of the GECC
      Facility  is subject to  acceleration  upon  certain  events of default as defined in the credit agreement,  including uncured covenant defaults. The maturity is also  subject to  acceleration  upon the  consummation  of the transactions contemplated by the non-binding letters of intent the Company signed in October 2004 for the sale of the Company's remaining businesses.

Credit  Facility and Borrowing -- The Company has a $5 million senior  revolving credit  agreement,  as amended,  entered into on June 10, 2002 with Transamerica
Corporation  ( the  "GECC  Facility").  In  January  2004,  GECC  completed  the
acquisition  of   Transamerica   Corporation   and  assumed  the  ownership  and
administration of our US credit facility. This facility, as amended,  expires on the earlier of August 1, 2005 or the sale of substantially  all of the assets or stock of RFI or the  Medical  Systems  Group  Segment.  Interest  under the GECC
Facility  is based on thirty day  commercial  paper rates plus a margin of 3.5%.
The interest rate on the GECC Facility was 4.75% at October 30, 2004 and 5.0% at
July 31, 2004.  The GECC Facility is subject to  commitment  fees of 3/8% on the daily unused portion of the Facility,  payable monthly.  Under terms of the GECC
Facility, interest is calculated based on the higher of the actual balance, or a floor  revolving  credit balance of $5 million.  The GECC Facility is secured by substantially all of the Company's  accounts  receivable,  inventory,  and fixed assets in the US. The terms of the GECC  Facility  require the Company to comply with various operational and financial  covenants,  and place limitations on the
Company's ability to make capital expenditures and to pay dividends. The Company is currently in compliance with these various covenants.

On October 25, 2004, the Company signed a Sixth  Amendment to the GECC Facility.
This Sixth  Amendment:  (i) extends the  maturity of the credit  facility to the earlier of (a) August 1, 2005 or (b) the sale of substantially all of the assets or stock of RFI or the Medical  Systems Group segment,  (ii) reduces the maximum formula based borrowing cap from $10 million to $5 million (iii) accelerates the payment of the $0.5 million Performance Fee immediately upon signing as a charge against the credit facility,  (iv) provides for a $50,000  extension fee payable immediately  as a charge against the facility and (v) provides for an additional fee of $10,000 per month for each month the credit facility remains  outstanding subsequent to December 2004.

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

On  February  6, 2004,  a motion  was filed for  summary  judgment  to enforce a
January 2002 class action settlement  agreement entered into by the Company. The motion sought damages in the amount of $1,250,000, together with interest, costs and disbursements,  and a declaration that $2,000,000 in promissory notes issued as part of the class action  settlement are immediately due and payable,  as the value of damages  due to the  Company's  failure to  complete  the  registration statement noted above. On March 23, 2004, we filed a registration statement with the SEC  covering  the  issuance  of one  million  shares  of our  common  stock underlying warrants that were issued to certain  shareholders in connection with
the  previous  shareholder  litigation.   The  SEC  declared  this  registration
statement  effective  on May 7,  2004.  Shareholders  are able to  exercise  the warrants  issued as part of the shareholder  litigation  settlement and purchase the Company's  common stock at a price, as amended of $1.50 per share subject to compliance with  applicable  blue sky laws.  These warrants are also callable by the Company at a price of $0.25 per  warrant,  if the Common  Stock trades at or above $4 per  share  for ten (10)  consecutive  days.  We  anticipate  using any proceeds  received  from  the  exercise  of the  warrants  to pay  down our GECC
Facility.  In July 2004, in settlement of this matter,  Del Global  modified the exercise,  or "strike," price of the warrants issued in 2002 from $2.00 to $1.50 per share,  and extended  the  expiration  date of such  warrants by one year to
March 28, 2009. During the fourth quarter of Fiscal 2004, the Company recorded a
charge  of  approximately  $0.5  million  to  Litigation   Settlement  Costs  in
recognition  of the  modification  to the  warrants  and the  related  legal and professional fees incurred

As described in Legal  Proceedings  on March 8, 2002,  RFI, a subsidiary  of the
Company and the remaining part of the Power Conversion Group segment, was served with a subpoena  by the US  Attorney  for the  Eastern  District  of New York in
connection  with an  investigation  by the DOD.  RFI supplies  electro  magnetic interference  filters for communications and defense  applications.  Since March
2002,  the DOD has been  investigating  certain past practices at RFI which date back more than six years and pertain to RFI's  Military  Specification  testing, record keeping and general  operating  procedures.  Management  retained special counsel to  represent  the Company on this  matter.  The Company has  cooperated fully with this investigation,  including  voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

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
Government,   discussions   with  the  Company's   advisors,   consideration  of
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

Following negotiations,  Del Global reached a global settlement in February 2004 with the US Government that resolves the civil and criminal  matters relating to the DOD's investigation.  The settlement included the Company pleading guilty to one  criminal  count  and  agreeing  to  pay  fines  and  restitution  to the US
Government  of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by
September 30, 2004.

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
and the US Government  will enter into any such  agreement or that the debarment will be avoided.

The  Company  funded  the $5  million  paid  pursuant  to this  settlement  by a combination of $2 million in borrowings  under its GECC Facility and the receipt of a combination of dividends, return of intercompany amounts and a $0.6 million intercompany advance from the Company's Villa subsidiary, totaling $3.0 million.

There can be no  assurance  that court  approval  will be  reached  and that the ultimate fines and outcome of any settlement  will not vary  significantly  from the amount of fines and restitution the Company has paid to date.

The Company's  Board of Directors,  elected at the Company's  Annual  Meeting of
Shareholders  held on May  29,  2003,  has  reviewed  the  "change  in  control"
provisions  regarding  payments totaling up to approximately  $1.8 million under the  employment  agreement  between the Company and its former  Chief  Executive
Officer,  Samuel  Park.  As a result of this review and based upon,  among other things,  the advice of special  counsel,  the  Company's  Board of Directors has determined that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the
Company that, after reviewing the matter with his counsel,  he believed that the obligation to pay these  amounts has been  triggered.  On October 27, 2003,  the
Company received a letter from Mr. Park's counsel  demanding  payment of certain sums and other consideration pursuant to the Company's employment agreement with
Mr. Park, including these change in control payments.  On November 17, 2003, the
Company filed a complaint  against Mr. Park seeking a declaratory  judgment that no change in control  payment was or is due to Mr. Park and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and  unenforceable.  Mr. Park  answered the  complaint and asserted  counterclaims  seeking  payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these  payments.  On October 27,  2003,  the Company  received a letter from Mr.
Park's  counsel  demanding  payment  of  certain  sums and  other  consideration pursuant to the Company's  employment  agreement with Mr. Park,  including these change of control payments.  On November 17, 2003, the Company filed a complaint against  Mr.  Park  seeking a  declaratory  judgment  that no change in  control payment  was or is due to Mr.  Park,  and that an  amendment  to the  employment contract with Mr. Park regarding  advancement and reimbursement of legal fees is invalid  and  unenforceable.  Mr.  Park  answered  the  complaint  and  asserted counterclaims  seeking  payment from the Company  based on his  position  that a
"change in  control"  occurred  in June 2003.  Mr.  Park is also  seeking  other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments.  The suit is now in the discovery  phase. The parties are in the process  of  exchanging  documents,  and  depositions  are  to be  conducted  in
December, 2004. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum,  these  payments may have a material  adverse effect on the Company's liquidity.  It is not possible to predict the outcome of these claims;  however,  the Company's  Board of Directors does not believe that such a claim is  reasonably  likely  to  result in a  material  decrease  in the
Company's liquidity in the foreseeable future.

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

On October 1, 2004, the Company  completed the sale of its DHV division for $3.1 million plus the  assumption of $0.8 million of  liabilities  as described  more fully in the Notes to the Consolidated  Financial Statements included in Part I,
Item I of this Quarterly  Report.  Also during the first quarter of fiscal 2005, the  Company  signed  non-binding  letters of intent for the sale of the Medical
Systems Group Segment and the remaining  business of the Power  Conversion Group
Segment.  These  letters  of intent are  non-binding  and  subject to  customary closing  conditions,  including  , in the  case  of the  Medical  Systems  Group
Segment,  approval of the Company's stockholders.  The Company also announced in
October  2005 that it may seek  stockholder  approval of a plan of  liquidation;
however,  the Board of Directors of the Company has not yet approved any plan of liquidation. Any proceeds that may be received by Stockholders of the Company as a result of any plan of  liquidation  may be  greater  or less than the  current market price of the Common Stock of the Company.

The  Company  has or had no  investments  in  unconsolidated  variable  interest entities  or other off  balance  sheet  arrangements  during any of the  periods presented in this Quarterly Report on Form 10-Q.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do  not  ordinarily  hold  market  risk  sensitive  instruments  for  trading purposes.  We do, however,  recognize market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risk as  originally  discussed in the  Company's  Annual  Report on Form 10-K for the
fiscal year ended July 31, 2004.

Item 4. CONTROLS AND PROCEDURES

The Company,  under the supervision and with the  participation of the Company's management,  including  Walter F. Schneider,  Chief  Executive  Officer and Mark
Koch,  Principal  Accounting  Officer,  has evaluated the  effectiveness  of the design and operation of the Company's  "disclosure controls and procedures",  as such  term is  defined  in Rules  13a-15e  and  15d-15e  promulgated  under  the
Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly  Report on Form 10-Q.  Based upon that  evaluation,  the Chief
Executive  Officer and  Principal  Accounting  Officer have  concluded  that the

Company's disclosure controls and procedures were effective as of the end of the period  covered  by this  Quarterly  Report on Form 10-Q to  provide  reasonable assurance  that  information  required to be disclosed by the Company in reports that it files or  submits  under the  Securities  Act of 1934,  as  amended,  is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.

In  the  ordinary  course  of  business,  the  Company  routinely  enhances  its information  systems by either upgrading its current systems or implementing new systems.  There were no changes in the Company's  internal  controls or in other factors that could  significantly  affect these  controls,  during the Company's first fiscal quarter ended October 30, 2004, that have materially  affected,  or are reasonably likely to materially  affect, the Company's internal control over financial reporting.

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
Government,   discussions   with  the  Company's   advisors,   consideration  of
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

     Following negotiations,  Del Global reached a global settlement in February
2004  with the US  Government  that  resolves  the civil  and  criminal  matters relating  to the  DOD's  investigation.  The  settlement  included  the  Company pleading  guilty to one criminal count and agreeing to pay fines and restitution to the US  Government  of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by September 30, 2004.

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
and the US Government  will enter into any such  agreement or that the debarment will be avoided.

     EMPLOYMENT  MATTERS - The Company had an employment  agreement  with Samuel
Park, the previous Chief Executive Officer ("CEO") for the period May 1, 2001 to
April 30, 2004. The terms of this agreement provided a base salary,  bonuses and deferred  compensation.  The bonus  provided  by this  agreement  was based on a percentage of the base salary,  if certain  performance goals established by the board were achieved. In addition,  the employment agreement provided for certain payments  in the event of death,  disability  or  change in the  control  of the
Company.

     On October 10, 2003,  the Company  announced the  appointment  of Walter F.
Schneider as President  and CEO to replace Mr. Park,  effective as of such date.
As a result,  the  Company  recorded a charge of $0.2  million  during the first quarter  of fiscal  2004 to  accrue  the  balance  remaining  under  Mr.  Park's employment agreement.

     In addition,  the Company's  Board of  Directors,  elected at the Company's
Annual Meeting of Shareholders held on May 29, 2003, had previously reviewed the
"change of control"  provisions  regarding payments totaling up to approximately
$1.8 million under the employment agreement between the Company and Mr. Park. As a result of this  review  and based  upon,  among  other  things,  the advice of special counsel,  the Company's Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that,  after reviewing the matter  with his  counsel,  he  believes  that the  obligation  to pay these amounts has been triggered.  On October 27, 2003, the Company  received a letter
from  Mr.  Park's   counsel   demanding   payment  of  certain  sums  and  other
consideration  pursuant to the  Company's  employment  agreement  with Mr. Park, including  these change of control  payments.  On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control  payment  was or is due to Mr.  Park,  and that an  amendment  to the employment  contract with Mr. Park regarding  advancement and  reimbursement  of legal fees is invalid and  unenforceable.  Mr. Park  answered the  complaint and asserted  counterclaims  seeking  payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments.  The suit is now in the discovery  phase. The parties are in the process  of  exchanging  documents,  and  depositions  are  to be  conducted  in
December, 2004. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum,  these  payments may have a material  adverse effect on the Company's liquidity.  It is not possible to predict the outcome of these claims.  However,  the Company's  Board of Directors does not believe that such a claim is  reasonably  likely  to  result in a  material  decrease  in the
Company's liquidity in the foreseeable future.

     During fiscal 2004, the Company began  employment  termination  proceedings against an executive  of the Company.  Subsequently,  the  executive  instituted legal proceedings alleging certain damages based on change in control provisions of the  executive's  employment  contract  and  various  additional  actions  or damages. The Company believes the former executive's change in control provision has not been triggered and that such termination was justified.  Thereafter, the court issued an order directing a subsidiary of the Company to pay damages.  The
Company  believes  it has  meritorious  defenses to this matter and has filed an appeal.  However,  based on the court's order,  the Company recorded a charge in
Fiscal  2004 of  approximately  $0.4  million  in  connection  with this  matter included  in  Litigation  Settlement  reserves  in  the  accompanying  financial statements.

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

31.2*           Certification  of  Principal  Accounting  Officer,   Mark  Koch,
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*           Certification  of  the  Chief  Executive   Officer,   Walter  F.
                Schneider,  pursuant to 18 U.S.C.  Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*           Certification  of  the  Chief  Accounting  Officer,  Mark  Koch,
                pursuant to 18 U.S.C.  Section 1350 adopted  pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

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

                                             /s/ Mark Koch
                                             -----------------------
                                             Mark Koch
                                             Principal Accounting Officer
                                             and Treasurer

Dated:    December 13, 2004

