Form 10-Q
period 2005-01-29
DEL GLOBAL TECHNOLOGIES CORP
filed 2005-03-17
CIK 27748

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-Q

[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934.
             For the quarterly period ended January 29, 2005
                                 or

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

                            914-686-3650
                           ------------
          (Registrant's telephone number, including area code)
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

The number of shares of  Registrant's  common stock  outstanding as of March 11,
2005 was 10,512,845.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            TABLE OF CONTENTS

Part I. Financial Information:                                         Page No.
                                                                       --------

       Item 1.  Financial Statements (Unaudited)

       Consolidated  Statements  of  Operations  for the Three             3
        Months and Six Months ended January 29, 2005 and
        January 31, 2004

       Consolidated Balance Sheets - January 29, 2005 and July 31, 2004   4-5

       Consolidated Statements of Cash Flows for the Six Months Ended     6
         January 29, 2005 and January 31, 2004

       Notes to Consolidated Financial Statements                         7-18

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           19-30

       Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                    30

       Item 4.  Controls and Procedures                                   30

Part II. Other Information:

       Item 1.  Legal Proceedings                                         31-33

       Item 6.  Exhibits                                                  33

       Signatures                                                         34

       Certifications

PART I  FINANCIAL INFORMATION
 ITEM 1  FINANCIAL STATEMENTS
                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except per share data)
                                                  (Unaudited)
                                    Three Months Ended    Six Months  Ended
                                    Jan.  29,   Jan. 31,  Jan. 29,    Jan. 31,
                                       2005        2004      2005      2004
                                     -------    -------   ------     -------
 NET SALES                          $26,609    $26,946    $45,367    $43,835
 COST OF SALES                       19,641     20,415     33,846     33,520
                                    -------    -------    -------    -------
 GROSS MARGIN                         6,968      6,531     11,521     10,315
                                    -------    -------    -------    -------
 Selling, general and administrative  4,396      4,818      7,672      8,264
 Research and development               449        425        822        731
 Litigation settlement costs            300      3,199        300      3,199
                                    --------    ------    -------    -------
 Total operating expenses             5,145      8,442      8,794     12,194
                                    -------    -------    -------    -------
 OPERATING INCOME (LOSS)              1,823     (1,911)     2,727     (1,879)
 Interest expense                      (259)      (327)      (681)      (637)
 Other income/(expense)                 (26)       (16)       (12)        55
                                    -------      -----    -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAX
 PROVISION AND MINORITY INTEREST      1,538     (2,254)     2,034     (2,461)
 Income tax provision                   932      7,356      1,309      7,539
                                   --------     ------    -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE MINORITY INTEREST    606     (9,610)       725    (10,000)
 Minority interest                      238        279        309        346
                                   --------     ------    -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS                             368     (9,889)       416    (10,346)
 Discontinued operations                  -     (2,465)       199     (2,618)
                                   --------     ------    -------   --------
 NET INCOME(LOSS)                   $   368   $(12,354)   $   615   $(12,964)
                                   ========    =======    =======   ========
INCOME(LOSS)PER COMMON SHARE-BASIC
   Continuing operations             $ 0.04    $ (0.96)     $0.04     $(1.00)
   Discontinued operations                -      (0.24)      0.02      (0.25)
                                     ------      ------     -----      -----
   Net income(loss) per basic share  $ 0.04    $ (1.20)     $0.06     $(1.25)
                                    =======     =======     =====     ======
INCOME (LOSS) PER COMMON SHARE-DILUTED
   Continuing operations             $ 0.03    $ (0.96)    $ 0.03     $(1.00)
   Discontinued operations                -      (0.24)      0.02      (0.25)
                                     ------     ------     ------     ------
   Net income(loss) per diluted
   share                             $ 0.03    $ (1.20)    $ 0.05     $(1.25)
                                     ======     ======     ======     ======
   Weighted average number of common
   shares outstanding (in thousands):
        Basic                        10,477     10,333     10,415     10,333
        Diluted                      11,416     10,333     11,407     10,333

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                     ASSETS

                                               January 29,          July 31,
                                                     2005              2004
                                                 --------           --------

   CURRENT ASSETS
   Cash and cash equivalents                      $ 4,959           $ 4,755

   Trade receivables (net of allowance
    for doubtful  accounts of $1,091 and $888
    at January 29, 2005 and July 31, 2004,
    respectively)                                  14,364             12,900

   Inventory                                       14,067             15,122
   Assets attributable to discontinued
   operations, at net realizable value                  -              4,369
   Prepaid expenses and other current
    assets                                            934              1,068
                                                  -------           --------
      Total current assets                         34,324             38,214

   FIXED ASSETS - Net                               6,939              6,907
   DEFERRED INCOME TAX ASSET-NON CURRENT            1,373              1,102
   GOODWILL                                         1,911              1,911
   INTANGIBLES - Net                                   71                103
   OTHER ASSETS                                     1,044              1,024
                                                 --------          ---------
      TOTAL ASSETS                                $45,662            $49,261
                                                 ========          =========

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               January 29,          July 31,
                                                     2005              2004
                                                 --------           --------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 1,901             $ 2,699
   Current portion of long-term debt                 836                 730
   Accounts payable - trade                       12,262              10,926
   Accrued liabilities                             8,567               8,920
   Liabilities attributable to
   discontinued operations                             -                 958
   Litigation settlement reserves                    370               5,148
   Income taxes payable                            1,166               1,069
                                                --------           ---------
      Total current liabilities                   25,102              30,450

NON-CURRENT LIABILITIES
   Long-term debt                                  5,317               5,076
   Subordinated note                               2,027               1,962
   Other long-term liabilities                     2,895               2,462
   Other liabilities attributable to
      discontinued operations                          -                 147
                                                 -------           ---------
      Total liabilities                           35,341              40,097
                                                 -------           ---------

MINORITY INTEREST IN SUBSIDIARY                    1,369               1,389
                                                 -------            ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized  20,000,000  shares;
     Issued  - 11,151,378 and 10,978,581
     at January 29, 2005 and July 31, 2004         1,115               1,098
   Additional paid-in capital                     64,283              64,072
   Accumulated other comprehensive income          1,126                 792
   Accumulated deficit                           (52,026)            (52,641)
   Less common stock in treasury - 643,533
     shares at January 29, 2005 and
     July 31, 2004                                (5,546)             (5,546)
                                            -------------      --------------
   Total shareholders' equity                      8,952               7,775
                                            -------------      --------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 45,662            $ 49,261
                                                ========            ========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)
                                                    Six Months Ended
                                             Jan 29, 2005    Jan. 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss)from continuing operations         $   416       $(10,346)
  Adjustments to reconcile net income(loss)to
   net cash provided by operating activities:
  Depreciation and amortization                       651          1,038
  Imputed interest - Subordinated note                 65             88
  Minority interest                                  (167)           346
  Stock based compensation expense                     19             19
  Deferred income tax                                (118)         7,171
  Impairment of intangible assets                       -          1,453
  Loss on sale of fixed assets                         34             43
  Litigation settlement provision                     300          3,199
  Changes in operating assets and liabilities:
  Increase in trade receivables                      (398)        (8,022)
  Decrease in inventory                             2,222          1,090
  Decrease (increase) in prepaid expenses and
    other current assets                              201           (217)
  Decrease (increase) in other assets                  45           (299)
  Increase in accounts payable - trade                260          9,068
  (Decrease) increase in accrued liabilities         (871)         1,372
  Payment of litigation settlement costs           (5,078)             -
  (Decrease) increase in income taxes payable         (49)           341
  Increase in other long-term liabilities             118             72
                                              -----------    -----------
Net cash(used in)provided by operating activities  (2,350)         6,416
                                              -----------    -----------
Cash Flows from discontinued operations
  and sale proceeds                                 3,463         (2,618)
CASH FLOWS FROM INVESTING ACTIVITIES:          -----------    -----------
  Fixed asset purchases                              (119)          (133)
                                               ----------      ----------
Net cash used in investing activities                (119)          (133)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of bank borrowings                     (1,170)        (1,208)
  Warrant exercise                                     23              -
  Stock option exercise                               186              -
  Dividend to Villa minority shareholders            (509)             -
                                              -----------     ----------
Net cash used in financing activities              (1,470)        (1,208)
                                              -----------     ----------
EFFECT OF EXCHANGE RATE CHANGES                       680            147
                                              -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS               204          2,604
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       4,755          1,381
                                              -----------      ----------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $ 4,959        $ 3,985
                                               ===========     ==========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                 (Unaudited)

1. DESCRIPTION OF THE BUSINESS

Del Global  Technologies  Corp,  (the  "Company")  is  primarily  engaged in the
design,   manufacture  and  marketing  of  cost-effective  medical  imaging  and
diagnostic   systems  consisting  of  stationary  and  portable  x-ray  systems,
radiographic/fluoroscopic   systems,  dental  imaging  systems  and  proprietary
high-voltage  power  conversion   subsystems  for  medical  and  other  critical
industrial  applications.  Through its subsidiary RFI Corporation  ("RFI"),  the
Company  manufactures   electronic  filters,  high  voltage  capacitors,   pulse
modulators,  transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's  fiscal year is based on a 52/53 week cycle ending on the Saturday nearest to July 31.  Results of the Company's  Milan,  Italy based Villa Sistemi
Medicali S.p.A ("Villa") subsidiary are reported on a one-month lag.

BASIS OF PRESENTATION

The accompanying  financial data as of January 29, 2005 and for the three months and six months ended  January 29, 2005 and January 31, 2004 has been prepared by the  Company,  without  audit,  pursuant  to the  rules and  regulations  of the
Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles  generally  accepted  in the United  States  have been  condensed  or omitted  pursuant to such rules and  regulations.  In the opinion of management, all adjustments  (consisting  only of normal recurring  adjustments)  considered necessary  for a fair  presentation  of the results for the interim  period have been included. Results of operations for the interim periods are not necessarily indicative  of the  results  that  may be  expected  for the  full  year.  These consolidated  financial  statements  should  be read  in  conjunction  with  the financial  statements  and the notes thereto  included in the  Company's  annual report on Form 10-K filed with the  Securities  and Exchange  Commission for the year ended July 31, 2004. Certain prior year's amounts have been reclassified to conform to the current period presentation.

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

STRATEGIC ALTERNATIVES

On October 4, 2004, the Company  announced that it had entered into  non-binding letters of intent for the sale of both the Medical Systems Group Segment and RFI
Corporation ("RFI"), the remainder of the Power Conversion Group Segment.  After continued  negotiations  regarding  the sale,  on January  18,  2005 the Company signed a new  letter of  intent  for the  Medical  Systems  Group  with the same potential buyer.  This new letter of intent included a $1.0 million breakup fee, payable  by the  Company in the event that no later than March 4, 2005 the buyer was ready,  willing and able to enter into a definitive  purchase agreement that was based on the terms of the  letter of intent  and  contained  reasonable  and customary  representations,  warranties,  terms and  conditions  relating to the transactions, and the Company elected not to enter into such purchase agreement.
While no definitive purchase agreement for the sale of Medical Systems Group has yet been executed by them, the parties continue to negotiate. Although there can be no  assurance  a breakup fee will not have to be paid,  the Company  believes that no such fee is payable under the terms of the letter of intent.

The Company intends to call a meeting of its  shareholders  to seek  shareholder approval under New York law for a plan of sale and liquidation of the Company in the event  definitive  agreements  are  entered  into for either the sale of the
Medical Systems Group and RFI or only for the sale of the Medical Systems Group.
However,  the Board of Directors of the Company has not yet approved any plan of liquidation.

In the event that the Company is unable to secure a definitive agreement for the sale of the Medical  Systems  Group,  it presently  intends not to sell RFI. The
Company  may,  however,  enter into a  definitive  agreement to sell the Medical
Systems Group without such an agreement  with respect to RFI which would then be remarketed as part of the plan of sale and  liquidation.  The Company's  present intent is that without the approval by the Company's  shareholders  of a plan of sale and liquidation, neither the Medical Systems Group nor RFI will be sold.

There can be no assurance that these nonbinding letters of intent will result in definitive  agreements  or the  actual  sale of  these  segments,  or  that  the strategic  alternatives  process initiated by the Company will lead to any other transactions.  Any proceeds that may be received by  stockholders of the Company as a result  of any plan of  liquidation  may be more or less  than the  current market price of the Common Stock of the Company.

REVENUE RECOGNITION

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

EMPLOYEE STOCK OPTION PLANS

The Company  accounts for  stock-based  awards to employees  using the intrinsic value method of  accounting  in  accordance  with  Accounting  Principles  Board
Opinion  No 25,  "Accounting  for Stock  Issued  to  Employees".  The  Company's
practice in granting  these awards to employees is to set the exercise  price of the stock options equal to the market price of our underlying  stock on the date of grant. Therefore under the intrinsic value method, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards  under  those  plans  consistent with the methods  recommended  by SFAS 123, the Company's net income or loss and net income or loss per share for the three months and six months  ended  January
29, 2005 and  January  31, 2004 would have been stated at the pro forma  amounts indicated below:

                                   Three Months Ended       Six Months Ended
                                   ------------------     -------------------
                                   Jan 29,     Jan. 31,   Jan 29,     Jan. 31,
                                     2005         2004      2005        2004
                                 ----------- -----------   --------   -------
Net income (loss) - as reported      $  368  $(12,354)    $  615    $(12,964)

  Deduct: Total stock-based
  awards determined under
  fair value method                     (69)     (114)      (138)       (228)
                                     ------  --------     ------    --------
Proforma Net Income (loss)           $  299  $(12,468)    $  477    $(13,192)
                                     ======= ========     ======    ========
Income (loss) per share -
  Basic

  As reported                      $   0.04    $(1.20)     $ 0.06     $(1.25)
  Proforma                         $   0.03    $(1.21)       0.05      (1.28)

Income (loss) per share -
  Diluted

  As reported                      $   0.03    $(1.20)      $0.05     $(1.25)
  Proforma                         $   0.03    $(1.21)       0.04      (1.28)

RECENT ACCOUNTING PROUNCEMENTS

In December 2004, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 153, "Exchanges of Nonmonetary  Assets",  which eliminates the exception for nonmonetary  exchanges  of  similar  productive  assets and  replaces  it with a general  exception  for  exchanges  of  nonmonetary  assets  that  do  not  have commercial  substance.  SFAS No. 153 will be  effective  for  nonmonetary  asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the
Company's financial statements or results of operations.

In  December  2004,  the FASB issued FASB  Statement  No. 123 (R),  "Share-Based
Payment,"  which  establishes  standards  for  transactions  in which an  entity exchanges its equity instruments for goods and services.  This standard requires a public  entity to measure the cost of employee  services  received in exchange for an award of equity  instruments  based on the  grant-date  fair value of the award.  This  eliminates  the  exception  to account for such  awards  using the intrinsic method  previously  allowed under APB Opinion No. 25. SFAS No. 123 (R)
will be effective for interim or annual reporting  periods beginning on or after
June 15, 2005. The statement does not require  restatement of previously  issued statements  and can be applied on a  prospective  basis.  The  Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements.

In November 2004, the Financial  Accounting Standards Board ("FASB") issued FASB
Statement No. 151, "Inventory Costs, an amendment of ARB No.43, Chapter 4". This
Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory  Pricing," to clarify the accounting for abnormal amounts of idle facility  expense,  freight, handling costs,  and wasted material  (spoilage),  requiring that those items be recognized as current-period  charges. In addition, this Statement requires that allocation of fixed production  overheads to the costs of conversion be based on the  normal  capacity  of the  production  facilities.  The  provisions  of this statement  are effective for fiscal years  beginning  after June 15, 2005,  with early  application  permitted.  The Company is in the process of evaluating  the impact the adoption of this statement will have on its financial statements.

3. DISCONTINUED OPERATIONS

On October 1, 2004,  the Company  completed the sale of DHV for a purchase price of $3,100,  plus the  assumption  of  approximately  $800 of  liabilities.  This division  was  formerly  part  of  the  Power  Conversion  Group  and  designed, manufactured and marketed proprietary  precision power conversion subsystems for medical as well as critical industrial  applications.  The results of operations of this  division  are  shown as  discontinued  operations  in the  accompanying financial statements.

Certain information is summarized below:

                                                    Quarter Ended    Six Months Ended
                                                Jan. 29,  Jan. 31,   Jan. 29,  Jan. 31,
                                                   2005      2004       2005    2004
                                                 ------    ------     ------   -------
Revenues                                        $    -     $3,101     $1,899   $7,936
Net income (loss) before income tax provision        -     (2,465)       199   (2,618)
Income tax provision                                 -          -         -        -
Income (loss) from discontinued operations           -     (2,465)       199   (2,618)

Income (loss) from discontinued  operations,  net for fiscal year 2005, includes two months of operations  through the October 1 2004 disposition date and a gain on sale of the DHV  assets of $21.  Previously,  in  fiscal  2004,  the  Company recorded  an  impairment  charge of $3,481 to write  down the DHV  assets to net realizable  value during the fourth  quarter and  recorded  charges to write off goodwill of $1,328 and  intangible  assets of $125  related to the DHV  business during the second quarter.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill  represents the excess of the cost of acquisitions  over the fair value of the identifiable  assets acquired and liabilities  assumed.  Other intangible assets  consist of the Company's  distribution  network.  Intangibles  are being amortized on a  straight-line  basis over their  estimated  useful lives,  which range from 5 to 10 years.  The components of our amortizable  intangible  assets are as follows:

                   January 29, 2005                 July 31, 2004
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization

Distribution
Network          $   653        S   582           $   653        $   550
                 -------        -------           -------        -------
Total            $   653        $   582           $   653        $   550
                 =======        =======           =======        =======

Amortization  expense  for  intangible  assets  for the three and six  months of fiscal year 2005 was $16 and $32, respectively, and for fiscal year 2004 was $36 and $72, respectively.  Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows:

     2005 (remainder)           34
     2006                       37
     2007-2009                 None

There are no components of intangible assets that have an indefinite life.

There were no changes in goodwill balances during the fiscal year 2005.

5. INVENTORY

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

                                          January 29, 2005      July 31, 2004
                                         -----------------   ------------------
 Raw materials and purchased parts          $ 11,638             $ 10,839
 Work-in-process                               2,409                2,974
 Finished goods                                3,079                3,845
                                          ----------           ----------
                                              17,126               17,658
 Less allowance for obsolete and excess
  inventory                                   (3,059)              (2,536)
                                         -----------           ----------
        Total inventory                     $ 14,067             $ 15,122
                                         ===========           ==========

6. PRODUCT WARRANTIES

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

During  the second  quarter  and first six months of fiscal  2005,  the  Company incurred  costs  of $24 and  $110,  respectively,  related  to  warranty  claims submitted and accrued $129 and $282 related to product  warranties issued during the three and six months of fiscal 2005, respectively.  The liability related to warranties  is included in accrued  expenses  on the  accompanying  Consolidated
Balance  Sheets and is $1,235 and $1,030 at January 29, 2005 and July 31,  2004,
respectively.

7. COMPREHENSIVE INCOME (LOSS)
Comprehensive Income(loss) for the Company includes foreign currency translation
adjustments  and  net  Income(loss)  reported  in  the  Company's   Consolidated
Statements of Operations.

Comprehensive loss for 2005 and 2004 was as follows:
                                       Three Months Ended    Six Months Ended
                                      Jan. 29,   Jan. 31,   Jan. 29,   Jan. 31,
                                         2005       2004      2005       2004
                                      -------  ---------   -------    --------
Net income (loss)                      $  368   $(12,354)    $  615   $(12,964)
Foreign currency translation adjustments  575        513        334        590
                                       ------   --------     ------   --------
 Comprehensive income (loss)           $  943   $(11,841)    $  949   $(12,374)
                                       ======   ========     ======   ========

8. INCOME(LOSS)PER SHARE             Three Months Ended      Six Months Ended
                                     Jan. 29,   Jan. 31,    Jan. 29,   Jan. 31,
                                        2005       2004       2005       2004
                                     -------    -------    -------    -------
Numerator:
   Net income (loss)                 $   368    $(12,354)    $  615   $(12,964)
                                     =======    ========     ======    ========

Denominator for basic income (loss) per share -
  Weighted average shares
    outstanding                  10,477,034  10,332,548  10,415,080  10,332,548
  Effect of dilutive securities     939,269           -     991,619           -
                                 ----------  ----------  ----------  ----------
Denominator for diluted loss
   per share                     11,416,303  10,332,548  11,406,699  10,332,548
                                 ==========  ==========  ==========  ==========
Income (loss) per common share
   Basic                              $0.04     $ (1.20)      $0.06     $(1.25)
   Diluted                             0.03       (1.20)       0.05      (1.25)

Common shares outstanding for the current and prior period ended were reduced by
643,533 shares of treasury stock. Options and warrants to purchase approximately
842,579  and 847,167  shares for the three and six months  ended  January  2005, respectively  were  excluded  from the  diluted  share  calculation  because the exercise  price was greater  than the average  market price for the period which would have resulted in an  anti-dilutive  effect on diluted  earnings per share.
The  computation  of dilutive  securities  for the periods  ended  includes  the assumed  conversion of warrants and employee stock options to company stock. The computation of diluted  shares  outstanding at January 31, 2004 does not include
2,129,681  employee  stock  options and 1,065,000  warrants to purchase  Company
common   stock  since  the  effect  of  their   assumed   conversion   would  be
anti-dilutive.

9. SEGMENT INFORMATION

The  Company  has  three  reportable  segments:  Medical  Systems  Group,  Power
Conversion Group and Other. The "Other" segment includes  unallocated  corporate costs.  The  results of the Power  Conversion  Group's DHV  operation  have been reclassified  to  Discontinued  Operations  and are  excluded  from the  Segment
Information presented below. Interim segment information is as follows:

                                        Medical     Power
For three months ended                  Systems     Conversion
January 29, 2005                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $22,908   $  3,701       -    $26,609
Cost of sales                              17,113      2,528       -     19,641
                                          -------   --------   -------   ------
Gross margin                                5,795      1,173       -      6,968

Operating expenses                          2,924        915    1,306     5,145

                                           ------   --------   ------    ------
Operating income (loss)                    $2,871   $    258  $(1,306)   $1,823
                                           ======    =======   ======    ======

                                        Medical     Power
For three months ended                  Systems     Conversion
January 31, 2004                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $23,834   $  3,112       -   $26,946
Cost of sales                              18,128      2,287       -    20,415
                                          -------   --------   -------  ------
Gross margin                                5,706        825       -     6,531

Operating expenses                          3,726        491   $1,026    5,243
Litigation Settlement Costs                     -      3,199        -    3,199
                                           ------    -------   ------   ------
Operating income (loss)                   $ 1,980   $ (2,865) $(1,026) $(1,911)
                                           ======    =======   ======    ======

                                        Medical     Power
For six months ended                    Systems     Conversion
January 29, 2005                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $38,281   $  7,086       -    $45,367
Cost of sales                              28,915      4,931       -     33,846
                                          -------   --------   -------   ------
Gross margin                                9,366      2,155       -     11,521

Operating expenses                          5,299      1,449    2,046     8,794

                                           ------    -------   ------    ------
Operating income (loss)                    $4,067    $   706  $(2,046)   $2,727
                                           ======    =======   ======    ======

                                        Medical     Power
For six months ended                    Systems     Conversion
January 31, 2004                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $37,535   $  6,300       -   $43,835
Cost of sales                              28,544      4,976       -    33,520
                                          -------   --------   -------  ------
Gross margin                                8,991      1,324       -    10,315

Operating expenses                          6,106      1,063   $1,826    8,995
Litigation Settlement Costs                     -      3,199        -    3,199
                                           ------    -------   ------   ------
Operating income (loss)                   $ 2,885   $ (2,938) $(1,826) $(1,879)
                                          =======   ========  =======   ======

10. INCOME TAXES

Our  effective  tax rate for the three and six months ended January 29, 2005 was significantly  higher  than our U.S.  statutory  tax rate.  This is  because  we generated taxable income at our Italian subsidiary Villa, which has an effective rate of  approximately  43%.  However,  we generated  taxable losses in our U.S.
operations. We recorded no benefit on those losses, as management has determined it is more likely than not the benefit will be unrealized. All domestic deferred tax assets carry a 100% valuation allowance.  The deferred tax asset recorded on our consolidated balance sheet at January 29, 2005 relates to Villa. We continue to project  that it is more likely than not we will  recover  this  deferred tax asset through the generation of taxable income.

During  fiscal year 2004,  management  updated  each  domestic  business  unit's forecast and  operating  results,  and  concluded  that it was prudent to record additional  valuation  allowances,  increasing the total valuation  allowance to
100% of both long and  short-term US domestic  deferred tax assets.  Accordingly the company  recorded a provision of $7,171 during the second  quarter of fiscal
2004 related to the establishment of this valuation allowance.

11. CONTINGENCIES

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

Following negotiations, the Company reached a global settlement in February 2004 with the US Government that resolves the civil and criminal  matters relating to the DOD's investigation.  The settlement included the Company pleading guilty to one  criminal  count  and  agreeing  to  pay  fines  and  restitution  to the US
Government  of $4,600 if paid by June 30,  2004 and $5,000 if paid by  September
30, 2004.

In connection with this settlement,  the Company recognized an additional charge
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

On September  30,  2004,  pursuant to the terms of the  settlement,  the Company fulfilled its obligation under this agreement by paying to the US Government the sum of $5 million  representing  fines and restitution.  On October 7, 2004, RFI entered a criminal guilty plea to a single count  conspiracy  charge pursuant to the settlement and a criminal plea agreement.  Sentencing  occurred on March 15,
2005.  At sentencing, the Court imposed an additional fine of $0.3 million to be paid within 30 days.

The Company has been working with the Defense  Logistics  Agency, a component of the DOD,  to avoid any future  limitations  on the  ability of the Company to do business  with US  Government  entities.  Such  limitation  could include the US
Government seeking a "debarment" or exclusion of the Company from doing business with US Government entities for a period of time. The Company has made a written and oral  submission  to that agency  detailing  the remedial  measures that the
Company has taken to help ensure future compliance. If the US Government decides not to debar RFI, the Company,  RFI and the US Government will need to execute a written compliance  agreement.  No assurance can be given that the Company,  RFI and the US Government  will enter into any such  agreement or that the debarment will be avoided.

ERISA  MATTERS - During the year ended July 28, 2001,  management of the Company concluded  that  violations  of the Employee  Retirement  Income  Security  Act,
("ERISA")  existed  relating  to a defined  benefit  plan for which  accrual  of benefits  had been frozen as of May 3, 1986.  The  violations  related to excess concentrations  of the Common stock of the Company in the plan  assets.  In July
2001,  management  of the Company  decided to  terminate  this plan,  subject to having  available  funds  to  finance  the plan in  accordance  with  rules  and regulations  relating to  terminating  pension  plans.  The Company  started the process of terminating  this plan in September  2004. At the time of settlement, which is expected in the fourth quarter of fiscal 2005,  the Company  expects to recognize a related charge of approximately $500,  including a cash disbursement of approximately $100.

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
Park's  counsel  demanding  payment  of  certain  sums and  other  consideration pursuant to the Company's  employment  agreement with Mr. Park,  including these change in control payments.  On November 17, 2003, the Company filed a complaint against  Mr.  Park  seeking a  declaratory  judgment  that no change in  control payment  was or is due to Mr.  Park  and  that an  amendment  to the  employment contract with Mr. Park regarding  advancement and reimbursement of legal fees is invalid  and  unenforceable.  Mr.  Park  answered  the  complaint  and  asserted counterclaims  seeking  payment from the Company  based on his  position  that a
"change in  control"  occurred  in June 2003.  Mr.  Park is also  seeking  other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments. The Company and Mr. Park have filed motions for summary judgment on the issues  related to change in control and the amendment to the  employment agreement,  which motions will be fully submitted to the Court for consideration on March 18, 2005.  If Mr. Park prevails on his claims and the payments he seeks are  required  to be paid in a lump  sum,  these  payments  may have a  material adverse  effect on the  Company's  liquidity.  It is not possible to predict the outcome of these  claims.  However,  the Company's  Board of Directors  does not believe that such a claim is reasonably  likely to result in a material decrease in the Company's liquidity in the foreseeable future.

During the fourth quarter of fiscal 2004,  the Company  recorded $363 related to potential  change of control  payments  the Company may be required to make to a
former  executive.   A  member  of  the  executive  management  has  asserted  a diminishment of duties claim under his change in control agreement during fiscal
2005.  Based on a settlement  offer made by the Company to this  executive,  the
Company has recorded a charge of approximately $480 during the second quarter of
Fiscal  2005.   Such  amounts  are  included  in  accrued   liabilities  in  the
accompanying consolidated financial statements.

INDEMNIFICATION  LEGAL EXPENSES - Pursuant to  indemnification  and  undertaking agreements with certain former  officers,  directors and employees,  the Company has advanced legal expenses in connection with the Company's previously reported
accounting   irregularities   and  the  related   shareholder   litigation   and
governmental  enforcement actions.  During fiscal 2004 and 2005, the Company did not advance any amounts pursuant to these agreements and during fiscal 2003, the
Company spent  approximately  $310 in the advancement of legal expenses pursuant to these agreements. Management is unable to estimate at this time the amount of legal  fees that the  Company  may have to pay in the  future  related  to these matters.  Further,  there can be no  assurance  that  those to whom we have been advancing  expenses will have the financial means to repay the Company  pursuant to undertaking  agreements  that they executed,  if it is later  determined that such individuals were not entitled to be indemnified.

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

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

This Management's  Discussion and Analysis of Financial Condition and Results of
Operations contains forward-looking statements within the meaning of the Private
Securities  Litigation Reform Act of 1995. These statements are based on current expectations  and the  current  economic  environment.  We  caution  that  these statements  are not guarantees of future  performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our  ability to  implement  our  business  plan,  retention  of  management, changing industry and competitive  conditions,  obtaining  anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory  matters,  including a settlement of the Department of Defense  investigation  that does not include a debarment from doing business with the US  Government,  and  favorable  general  economic  conditions.  Actual results  could  differ  materially  from  those  expressed  or  implied  in  the forward-looking  statements.  Important  assumptions and other important factors that  could  cause  actual  results  to  differ  materially  from  those  in the forward-looking  statements  are  specified  in the  Company's  filings with the
Securities and Exchange  Commission  including our Form 10-K for the fiscal year ended July 31, 2004.

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
our Medical Systems Group and our Power Conversion Group. In addition, we have a third  reporting  segment,  Other,  comprised of certain  unallocated  corporate
General and Administrative expenses. See "Segment Information" in Part I, Item 1 of this  Quarterly  Report on Form 10-Q for the fiscal quarter ended January 29,
2005(this "Quarterly Report") for discussions of the Company's segments.

STRATEGIC ALTERNATIVES

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

On October 4, 2004, the Company  announced that it had entered into  non-binding letters of intent for the sale of both the Medical Systems Group Segment and RFI
Corporation ("RFI"), the remainder of the Power Conversion Group Segment.  After continued  negotiations  regarding  the sale,  on January  18,  2005 the Company signed a new  letter of  intent  for the  Medical  Systems  Group  with the same potential buyer.  This new letter of intent included a $1.0 million breakup fee, payable  by the  Company in the event that no later than March 4, 2005 the buyer was ready,  willing and able to enter into a definitive  purchase agreement that was based on the terms of the  letter of intent  and  contained  reasonable  and customary  representations,  warranties,  terms and  conditions  relating to the transactions, and the Company elected not to enter into such purchase agreement.
While no definitive purchase agreement for the sale of Medical Systems Group has yet been executed by them, the parties continue to negotiate. Although there can be no  assurance  a breakup fee will not have to be paid,  the Company  believes that no such fee is payable under the terms of the letter of intent.

The Company intends to call a meeting of its  shareholders  to seek  shareholder approval under New York law for a plan of sale and liquidation of the Company in the event  definitive  agreements  are  entered  into for either the sale of the
Medical Systems Group and RFI or only for the sale of the Medical Systems Group.
However,  the Board of Directors of the Company has not yet approved any plan of liquidation.

In the event that the Company is unable to secure a definitive agreement for the sale of the Medical  Systems  Group,  it presently  intends not to sell RFI. The
Company  may,  however,  enter into a  definitive  agreement to sell the Medical
Systems Group without such an agreement  with respect to RFI which would then be remarketed as part of the plan of sale and  liquidation.  The Company's  present intent is that without the approval by the Company's  shareholders  of a plan of sale and liquidation, neither the Medical Systems Group nor RFI will be sold.

There can be no assurance that these nonbinding letters of intent will result in definitive  agreements  or the  actual  sale of  these  segments,  or  that  the strategic  alternatives  process initiated by the Company will lead to any other transactions.  Any proceeds that may be received by  stockholders of the Company as a result  of any plan of  liquidation  may be more or less  than the  current market price of the Common Stock of the Company.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant  accounting policies are outlined in Note 1 to the  Consolidated  Financial  Statements of our Form 10-K for the fiscal year ended July 31, 2004.  Within these  policies,  we have identified the accounting for deferred tax assets and the allowance  for obsolete and excess  inventory as being critical  accounting  policies due to the significant  amount of estimates involved. In addition,  for interim periods, we have identified the valuation of finished  goods  inventory  as being  critical  due to the  amount of  estimates involved.

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

During fiscal year 2004, as part of our customary six month  planning and review cycle,  management  updated each domestic business unit's forecast and operating results,  and  concluded  that it was  prudent  to record  additional  valuation allowances,  increasing the total  valuation  allowance to 100% of both long and short-term US domestic deferred tax assets. The valuation  allowance recorded is the  estimate of the amount of deferred tax assets that are more likely than not to be unrealized by the Company.

During the first six months of fiscal 2005 the Company  recorded  taxable income on a  consolidated  basis  and  its  individual  domestic  business  units  were
profitable.   However,   after  factoring  in  approximately   $2.0  million  in
unallocated costs of the Other reporting  segment which are considered  domestic costs for income tax purposes,  the Company  experienced a domestic taxable loss during the period. Accordingly the Company has concluded that it should continue to carry a 100% valuation allowance against domestic deferred tax assets and has not recorded any income tax benefit for this domestic taxable loss during fiscal
2005.

We recorded a tax  provision  with respect to the income of Villa in all periods presented and  anticipate it is more likely than not the remaining  deferred tax asset which  relates to our Villa  subsidiary  will be utilized  against  future operating  profits or as an offset to dividend  income  received  from our Villa subsidiary.  However,  we can make no assurances that our Villa  subsidiary will generate profits in the future.

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
The most significant  estimates in interim  reporting relate to the valuation of finished goods inventories.  For certain  subsidiaries,  for interim periods, we estimate  the  amount of labor and  overhead  costs  related to  finished  goods inventories.  As of January 29, 2005,  finished goods represented  approximately
18.0% of the gross carrying value of our total gross  inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated  net sales of $26.6  million for the second  quarter of fiscal 2005 decreased by $0.3  million or 1.3% from fiscal 2004 second  quarter net sales of
$26.9 million,  with increases at the Power Conversion Group offset by decreases at the Medical Systems Group.  The Medical Systems Group's second quarter fiscal
2005  sales of $22.9  million  declined  by $0.9  million or 3.9% from the prior year's second  quarter with  increases in shipments of digital units at domestic locations  offsetting  a  decrease  in  shipments  at  international  locations.
Decreased  shipments  at  international  locations  were due to the strong  euro causing pricing for our international products to be less attractive in non-Euro denominated markets. The Company is obtaining  international  certifications for certain  of its  domestically  manufactured  product  in order to have US dollar based offerings in these non-Euro  denominated  economies.  The Power Conversion
Group's  second  quarter  fiscal 2005 sales of $3.7  million  increased  by $0.6 million or 18.9% from last year's levels reflecting stronger government sales.

Consolidated  net sales of $45.4 million for the first six months of fiscal 2005 increased by $1.6  million or 3.5% from fiscal 2004 net sales of $43.8  million, with increases at both the Power Conversion Group and Medical Systems Group. The
Medical Systems Group's sales for the first half of fiscal 2005 of $38.3 million increased $0.7 million or 2.0% from the prior year's first half,  with increases in shipments  of digital  units at domestic  locations  offsetting a decrease in shipments at  international  locations.  Decreased  shipments  at  international locations  were due to the strong euro  causing  pricing  for our  international products to be less attractive in non-Euro  denominated  markets. The Company is
obtaining   international   certifications   for  certain  of  its  domestically
manufactured  product  in  order  to have US  dollar  based  offerings  in these non-Euro denominated economies. The Power Conversion Group's sales for the first half of fiscal 2005 of $7.1 million  increased by $0.8 million or 12.5% from the prior years first half levels.

Consolidated  backlog at January 29, 2005 was $18.2  million  versus  backlog at
July  31,  2004  of  approximately  $25.9  million.  The  backlog  in the  Power
Conversion  Group  decreased $1.1 million from levels at beginning of the fiscal year while  there was a $6.6  million  decrease  in the  backlog at our  Medical
Systems Segment. Backlog in the Medical Systems Segment reflects declines due to shipments  of  approximately  $8.8  million  under a large  tender  order at our international  location as well as a decrease in incoming order rates due to the strong euro,  offset by an increase in backlog at our domestic  operation due to strong  bookings  during the period.  Substantially  all of the  backlog  should result in shipments within the next 12 months.

Gross margins as a percent of sales were 26.2% for the second  quarter of fiscal
2005,  compared  to 24.2% in the  second  quarter  of  fiscal  2004.  The  Power
Conversion  Group's  gross  margins  for the second  quarter of fiscal 2005 were
31.7%, versus 26.5% in the prior year quarter.  Second quarter fiscal 2005 Power
Conversion group margins benefited from  improvements in procurement,  decreased material  costs as a percent of sales and lower  waste  levels.  For the Medical
Systems Group,  second  quarter gross margins of 25.3%  increased from the 23.9%
level in the prior year second quarter  primarily  reflecting lower margins on a large Mexican tender order in the prior year.

Gross  margins  as a percent  of sales  were  25.4% for the first half of fiscal
2005,  compared to 23.5% in the first half of fiscal 2004. The Power  Conversion group margins  benefited from  improvements in procurement,  decreased  material costs as a percent of sales and lower waste levels, which contributed to a gross margin of 30.4% for the first half of fiscal  2005 as  compared to 21.0% for the first half of fiscal  2004.  For the  Medical  Systems  Group,  first half gross margins of 24.5% were  comparable  to gross margins of 24.0% in the prior year's first six months.

Selling,  General and Administrative expenses ("SG&A") for the second quarter of fiscal 2005 were $4.4 million  (16.5% of sales)  compared to $4.8 million (17.9%
of sales) in the prior year's second quarter. The decrease in SG&A in the second quarter  of fiscal  2005  reflects  headcount  reductions,  offset by  increased corporate  legal and  accounting  costs  related to the  strategic  alternatives program.

SG&A  expenses for the first six months of fiscal 2005 were $7.7 million  (16.9%
of sales)  compared to $8.3  million  (18.9% of sales) in the prior year's first half.  The  decrease  in SG&A due to reduced  selling  expenses  in the  Medical
Systems  Segment,  offset by  increased  corporate  legal and  accounting  costs related to the strategic alternatives program.

During the second  quarter of fiscal 2004,  we reached an agreement in principal with the U.S.  Government  regarding  a  settlement  of the civil  and  criminal aspects of the previously disclosed Department of Defense ("DOD")  investigation of our RFI subsidiary (See Part II Item 1 "Legal  Proceedings").  The settlement included the Company  pleading  guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $5.0 million.

In connection with this settlement,  the Company recognized an additional charge for  Litigation  settlement  costs of  approximately  $3.2 million in the second quarter of fiscal 2004. This charge  represented the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution,  plus estimated legal and  professional  fees, related to this settlement. The fine was paid during the first quarter of fiscal
2005, subject to Court approval. At the sentencing,  which occurred on March 15,
2005,  the Court  imposed an  additional  fine of $0.3  million  related to this
matter.  Accordingly,   the  Company  has  recorded  an  additional  charge  for
Litigation  settlement  costs of $0.3  million in the  second  quarter of fiscal
2005.

As a result of the foregoing, we recognized second quarter fiscal 2005 operating income of $1.8  million  compared to an  operating  loss of $1.9  million in the second quarter of fiscal 2004. The Medical Systems Group posted a second quarter fiscal 2005 operating  profit of $2.9 million and the Power Conversion Group had operating profit of $0.3 million,  offset by unallocated corporate costs of $1.3 million.

For the first  half of  fiscal  2005,  we  recognized  operating  income of $2.7 million  compared  to an  operating  loss of $1.9  million  in the first half of fiscal 2004. The Medical  Systems Group had an operating  profit of $4.1 million for the first half of fiscal  2005 and the Power  Conversion  Group  achieved an operating profit of $0.7 million,  partly offset by unallocated  corporate costs of $2.0 million.

Interest  expense for the second quarter of fiscal 2005 was lower than the prior year's second  quarter due to decreased  borrowings  and lower  interest  rates.
Interest  expense  for the first six months of fiscal  2005 was higher  than the prior  year  for the  same  period  due to fees  incurred  in  conjunction  with modifications to the Company's  domestic  revolving credit facility in the first quarter of fiscal 2005.

The  Company  has not  provided  for a U.S.  domestic  income tax benefit in the second  quarter or first half of fiscal 2005  because it continues to maintain a full  valuation  allowance  relative to its  deferred tax assets as discussed in
Critical  Accounting  Policies,  above. With the exception of tax provisions and
adjustments   recorded  at  Villa,  our  Italian  subsidiary,   we  recorded  no
adjustments  to our  current  or net  deferred  tax  accounts  during the second quarter or first six months of fiscal 2005.  Management  periodically  evaluates the likelihood of the recoverability of the deferred tax asset recognized on our balance sheet. Based on management  analysis,  we believe it is more likely than not  that the  remaining  deferred  tax  assets,  which  relate  to our  foreign subsidiary will be realized.

Provision  for income taxes for the three and six month period ended January 31,
2004  reflects  the  establishment  of a $7.2  million  deferred  tax  valuation allowance as discussed in Critical Accounting Policies, above.

As discussed  above,  Discontinued  Operations  are related to our DHV division, which was sold on October 1, 2004.  Discontinued operations in the first quarter of fiscal 2005 reflect the  operations  of the DHV division  through the date of sale,  which  recorded  income from  operations of $0.2 million during the first quarter of fiscal 2005.  The prior year's loss from  operations was $2.5 million for the second quarter and $2.6 million for the first half.

Reflecting the above,  we recorded net income of $0.4 million or $0.04 per share basic and $0.03  diluted in the second  quarter of fiscal 2005, as compared to a net loss of $12.4 million,  or $1.20 per  share(basic  and diluted),  during the second  quarter of fiscal 2004.  We recorded net income of $0.6 million or $0.06 per share basic and $0.05 per share diluted in the first half of fiscal 2005, as compared to a net loss of $13.0 million,  or $1.25 per share (basic and diluted)
during the first half of fiscal 2004.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

We fund our  investing and working  capital needs through a combination  of cash flow from operations and short-term credit facilities.

Working Capital - At January 29, 2005 and July 31, 2004, our working capital was approximately $9.2 million and $7.8 million, respectively. At such dates, we had approximately  $5.0  million and $4.8  million,  respectively,  in cash and cash equivalents,  the majority of which is at our Villa  subsidiary in Italy.  As of
January  29,  2005,  we had  approximately  $2.9  million  of  excess  borrowing availability  under our  domestic  revolving  credit  facility  compared to $5.8 million at July 31, 2004,  reflecting  the payment of a $5.0 million fine to the
DOD in September 2004.

In addition,  as of January 29, 2005 and July 31, 2004, our Villa subsidiary had an aggregate of  approximately  $8.5 and $7.5 million,  respectively,  of excess borrowing availability under its various short-term credit facilities.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from  Operating  Activities - For the six month period ended  January
29, 2005, the Company used  approximately  $2.4 million of cash for  operations, compared  to  a  generation  of  $6.4  million  in  prior  fiscal  year  period.
Contributing to cash usage in fiscal 2005 was the payment of a $5.0 million fine related to the DOD investigation as explained in "Legal Proceedings" in Part II,
Item 1 of this Quarterly Report.

Cash  Flows  from  Investing   Activities  -  We  have  made  minimal   facility
improvements and capital equipment expenditures for the six months ended January
29, 2005 compared to $0.1 million for the comparable prior fiscal year period.

Cash Flows  from  Financing  Activities  -- During  the six month  period  ended
January  29,  2005,  we  repaid  a  total  of  approximately   $1.2  million  of
indebtedness  on our domestic  and Italian  borrowings.  In addition,  the Villa subsidiary paid a dividend of approximately $2.5 million,  of which $0.5 million was paid to Villa's minority  shareholders.  The remaining $1.9 million,  net of withholding  taxes,  was  an  intercompany  transaction  with  the  Company  and therefore eliminated in the accompanying consolidated financial statements.

The following table summarizes our contractual  obligations,  including debt and operating leases at July 31, 2004 (in thousands):

                                                                     WITHIN          2-3         4-5        AFTER 5
                  OBLIGATIONS                       TOTAL (1)        1 YEAR         YEARS       YEARS         YEARS
-------------------------------------------------   ---------       --------      ---------   ---------    --------
Long-Term Debt Obligations.......................$     2,733        $    564      $   1,155   $    568     $    446
Capital Lease Obligations.........................     3,073             368            897        994          814
Subordinated Note.................................     2,000              --          2,000         --           --
Operating Lease Obligations.......................       953             514            421         18           --
                                                  ----------        --------      ---------   --------     --------
Total Contractual Cash Obligations...............$     8,759        $  1,446      $   4,473   $  1,580     $  1,260
                                                 ===========        ========      =========   ========     ========

      (1)    In addition to the long term obligations above, as of July 31, 2004 we had  approximately  $2.7 million in revolving credit debt in the
             US and $0.3 million in Italy.  The Italian  credit  facilities  are generally  renewed  on a yearly  basis  and the GECC  Facility,  as amended  matures in August 2005.  The maturity of the GECC Facility is  subject  to  acceleration  upon  certain  events of  default as
             defined  in  the  credit  agreement,   including  uncured  covenant
             defaults. The maturity is also subject to acceleration in the event of the  consummation  of the sale of the Medical  Systems Group, or the remainder of the Power Conversion Group.

Credit  Facility and Borrowing - The Company has a $5 million  senior  revolving credit  agreement,  as amended,  entered into on June 10, 2002 with Transamerica
Corporation  (the  "GECC  Facility").  In  January  2004,  GE  Business  Capital
Corporation  ("GECC") completed the acquisition of Transamerica  Corporation and assumed  the  ownership  and  administration  of our US  credit  facility.  This facility,  as  amended,  expires on the earlier of August 1, 2005 or the sale of substantially  all of the assets or stock of RFI or the  Medical  Systems  Group
Segment.  Interest  under the GECC  Facility  is based on thirty day  commercial paper rates plus a margin of 3.5%.  The interest  rate on the GECC  Facility was
4.75% at  January  29,  2005 and 5.0% at July 31,  2004.  The GECC  Facility  is
subject to commitment fees of 3/8% on the daily unused portion payable  monthly.
Under terms of the GECC Facility,  interest is calculated based on the higher of the actual balance, or a floor revolving credit balance of $5 million.  The GECC
Facility is secured by substantially all of the Company's  accounts  receivable, inventory,  and fixed assets in the US. The terms of the GECC  Facility  require the Company to comply with various  operational  and  financial  covenants,  and place limitations on the Company's  ability to make capital  expenditures and to pay dividends. The Company was in compliance with these various covenants during the second quarter of fiscal 2005. In the event the sales of the assets or stock of RFI or the Medical  Systems  Group Segment are not  consummated,  the Company intends to refinance the GECC Facility and any related debt before the August 1,
2005 expiration.

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

On  February  2,  2005,  the  Company  signed a  Seventh  Amendment  to the GECC
Facility. This Seventh Amendment:  (i) gives a consent for the use of up to $0.6 million  loan  proceeds  for  settlement  of certain  employment  matters , (ii)
reduces the inventory borrowing sub limit under the availability formula to $2.5 million,  and (iii)  extends  the expiry of the  Company's  fixed  charge  ratio covenant through the August 1, 2005 maturity of the GECC Facility.

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

On  February  6, 2004,  a motion  was filed for  summary  judgment  to enforce a
January 2002 class action settlement  agreement entered into by the Company. The motion  sought  damages in the amount of $1.3 million,  together with  interest, costs and disbursements, and a declaration that $2.0 million in promissory notes issued as part of the class action  settlement are  immediately due and payable, as the value of damages due to the Company's  failure to complete a registration statement  related  to  certain  common  stock  underlying  warrants  issued  to shareholdes of the class.  On March 23, 2004, we filed a registration  statement with the SEC  covering  the  issuance of one million  shares of our common stock underlying warrants that were issued to certain  shareholders in connection with
the  previous  shareholder  litigation.   The  SEC  declared  this  registration
statement  effective  on May 7,  2004.  Shareholders  are able to  exercise  the warrants  issued as part of the shareholder  litigation  settlement and purchase the Company's common stock at a price, as amended, of $1.50 per share subject to compliance with  applicable  blue sky laws.  These warrants are also callable by the  Company at a price of $0.25 per  warrant if the Common  Stock  trades at or above $4 per  share  for ten (10)  consecutive  days.  We  anticipate  using any proceeds  received  from  the  exercise  of the  warrants  to pay  down our GECC
Facility.  In July 2004, in settlement of this matter,  Del Global  modified the exercise,  or "strike," price of the warrants issued in 2002 from $2.00 to $1.50 per share,  and extended  the  expiration  date of such  warrants by one year to
March 28, 2009. During the fourth quarter of Fiscal 2004, the Company recorded a

charge  of  approximately  $0.5  million  to  Litigation   Settlement  Costs  in
recognition  of the  modification  to the  warrants  and the  related  legal and professional fees incurred.

As described in Part II, Item I, Legal  Proceedings of this Quarterly Report, on
March 8, 2002,  RFI, a subsidiary of the Company and the  remaining  part of the
Power  Conversion  Group segment,  was served with a subpoena by the US Attorney for the Eastern  District of New York in connection with an investigation by the
DOD. RFI supplies electro magnetic  interference  filters for communications and defense  applications.  Since March 2002, the DOD has been investigating certain past  practices  at RFI which date back more than six years and pertain to RFI's
Military Specification testing, record keeping and general operating procedures.
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

Following negotiations, the Company reached a global settlement in February 2004 with the US Government that resolves the civil and criminal  matters relating to the DOD's investigation.  The settlement included the Company pleading guilty to one  criminal  count  and  agreeing  to  pay  fines  and  restitution  to the US
Government  of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by
September 30, 2004.

In connection with this settlement,  the Company recognized an additional charge
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

On September  30,  2004,  pursuant to the terms of the  settlement,  the Company fulfilled its obligation under this agreement by paying to the US Government the sum of $5 million  representing  fines and restitution.  On October 7, 2004, RFI entered a criminal guilty plea to a single count  conspiracy  charge pursuant to the settlement and a criminal plea agreement.  Sentencing  occurred on March 15,
2005.  At sentencing, the Court imposed an additional fine of $0.3 million to be paid within 30 days.

The Company has been working with the Defense  Logistics  Agency, a component of
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

The Company's  Board of Directors,  elected at the Company's  Annual  Meeting of
Shareholders  held on May  29,  2003,  has  reviewed  the  "change  in  control"
provisions  regarding  payments totaling up to approximately  $1.8 million under the  employment  agreement  between the Company and its former  Chief  Executive
Officer,  Samuel  Park.  As a result of this review and based upon,  among other things,  the advice of special  counsel,  the  Company's  Board of Directors has determined that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the
Company that, after reviewing the matter with his counsel,  he believed that the obligation to pay these  amounts has been  triggered.  On October 27, 2003,  the
Company received a letter from Mr. Park's counsel  demanding  payment of certain sums and other consideration pursuant to the Company's employment agreement with
Mr. Park, including these change of control payments.  On November 17, 2003, the
Company filed a complaint  against Mr. Park seeking a declaratory  judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and  unenforceable.  Mr. Park  answered the  complaint and asserted  counterclaims  seeking  payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments. The Company and Mr. Park have filed motions for summary judgment on the  issues  related  to the  change  in  control  and the  amendment  to the employment  agreement,  which  motions will be fully  submitted to the court for consideration  on March 18,  2005.  If Mr.  Park  prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material  adverse  effect on the  Company's  liquidity.  It is not possible to predict the outcome of these claims;  however,  the Company's Board of Directors does not believe that such a claim is reasonably  likely to result in a material decrease in the Company's liquidity in the foreseeable future.

The outcome of the elections at the  Company's  Annual  Meeting of  Shareholders
held on May 29,  2003  represents  a change in control  under  change in control agreements  between  the  Company  and each of four other  members of  executive management. Each of these agreements contains "double-triggers" including, among other things a termination of the individual or a diminishment  in their duties.
None of these other members of executive management were terminated, however one member of executive management asserted a diminishment of duties claim under his change in control agreement during fiscal 2005. Based on a settlement offer made by the  Company  to this  executive,  the  Company  has  recorded  a  charge  of approximately  $0.5 million during the second quarter of Fiscal 2005. In August,
2004 the Company entered into a settlement agreement and release with its former
CFO  whereby  the  former  officer  provided a general  release to the  Company, including  a  release  from any  potential  claim  under his  change in  control agreement, in exchange for approximately $0.2 million.

On October 1, 2004, the Company  completed the sale of its DHV division for $3.1 million plus the  assumption of $0.8 million of  liabilities  as described  more fully in the Notes to the Consolidated  Financial Statements included in Part I,
Item I of this Quarterly Report.

On October 4, 2004, the Company  announced that it had entered into  non-binding letters of intent for the sale of both the Medical Systems Group Segment and RFI
Corporation ("RFI"), the remainder of the Power Conversion Group Segment.  After continued  negotiations  regarding  the sale,  on January  18,  2005 the Company signed a new  letter of  intent  for the  Medical  Systems  Group  with the same potential buyer.  This new letter of intent included a $1.0 million breakup fee, payable  by the  Company in the event that no later than March 4, 2005 the buyer was ready,  willing and able to enter into a definitive  purchase agreement that was based on the terms of the  letter of intent  and  contained  reasonable  and customary  representations,  warranties,  terms and  conditions  relating to the transactions, and the Company elected not to enter into such purchase agreement.
While no definitive purchase agreement for the sale of Medical Systems Group has yet been executed by them, the parties continue to negotiate. Although there can be no  assurance  a breakup fee will not have to be paid,  the Company  believes that no such fee is payable under the terms of the letter of intent.

The Company intends to call a meeting of its  shareholders  to seek  shareholder approval under New York law for a plan of sale and liquidation of the Company in the event  definitive  agreements  are  entered  into for either the sale of the
Medical Systems Group and RFI or only for the sale of the Medical Systems Group.
However,  the Board of Directors of the Company has not yet approved any plan of liquidation.

In the event that the Company is unable to secure a definitive agreement for the sale of the Medical  Systems  Group,  it presently  intends not to sell RFI. The
Company  may,  however,  enter into a  definitive  agreement to sell the Medical
Systems Group without such an agreement  with respect to RFI which would then be remarketed as part of the plan of sale and  liquidation.  The Company's  present intent is that without the approval by the Company's  shareholders  of a plan of sale and liquidation, neither the Medical Systems Group nor RFI will be sold.

There can be no assurance that these nonbinding letters of intent will result in definitive  agreements  or the  actual  sale of  these  segments,  or  that  the strategic  alternatives  process initiated by the Company will lead to any other transactions.  Any proceeds that may be received by  stockholders of the Company as a result  of any plan of  liquidation  may be more or less  than the  current market price of the Common Stock of the Company.

The  Company  has or had no  investments  in  unconsolidated  variable  interest entities  or other off  balance  sheet  arrangements  during any of the  periods presented in this Quarterly Report.

We anticipate that cash generated from strategic  alternatives,  including asset sales and additional  financings,  operations and amounts  available from credit facilities  will be sufficient to satisfy  currently  projected  operating  cash needs for at least  the next  twelve  months,  and for the  foreseeable  future.
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

In  the  ordinary  course  of  business,  the  Company  routinely  enhances  its information  systems by either upgrading its current systems or implementing new systems.  There were no changes in the Company's  internal  controls or in other factors that could  significantly  affect these  controls,  during the Company's second fiscal quarter ended January 29, 2005, that have materially affected,  or are reasonably likely to materially  affect, the Company's internal control over financial reporting.

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

Following negotiations, the Company reached a global settlement in February 2004 with the US Government that resolves the civil and criminal  matters relating to the DOD's investigation.  The settlement included the Company pleading guilty to one  criminal  count  and  agreeing  to  pay  fines  and  restitution  to the US
Government  of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by
September 30, 2004.

In connection with this settlement,  the Company recognized an additional charge
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

On September  30,  2004,  pursuant to the terms of the  settlement,  the Company fulfilled its obligation under this agreement by paying to the US Government the sum of $5 million  representing  fines and restitution.  On October 7, 2004, RFI entered a criminal guilty plea to a single count  conspiracy  charge pursuant to the settlement and a criminal plea agreement.  Sentencing  occurred on March 15,
2005.  At sentencing, the Court imposed an additional fine of $0.3 million to be paid within 30 days.

The Company has been working with the Defense  Logistics  Agency, a component of
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

In addition,  the Company's Board of Directors,  elected at the Company's Annual
Meeting of  Shareholders  held on May 29,  2003,  had  previously  reviewed  the
"change of control"  provisions  regarding payments totaling up to approximately
$1.8 million under the employment agreement between the Company and Mr. Park. As a result of this  review  and based  upon,  among  other  things,  the advice of special counsel,  the Company's Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that,  after reviewing the matter  with his  counsel,  he  believes  that the  obligation  to pay these amounts has been triggered.  On October 27, 2003, the Company  received a letter
from  Mr.  Park's   counsel   demanding   payment  of  certain  sums  and  other
consideration  pursuant to the  Company's  employment  agreement  with Mr. Park, including  these change of control  payments.  On November 17, 2003, the Company filed a complaint in the United States District Court,  Southern District of New
York against Mr. Park seeking a  declaratory  judgment that no change in control payment  was or is due to Mr.  Park,  and that an  amendment  to the  employment contract with Mr. Park regarding  advancement and reimbursement of legal fees is invalid  and  unenforceable.  Mr.  Park  answered  the  complaint  and  asserted counterclaims  seeking  payment from the Company  based on his  position  that a
"change in  control"  occurred  in June 2003.  Mr.  Park is also  seeking  other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments. The Company and Mr. Park have filed motions for summary judgment on the  issues  related  to the  change  in  control  and the  amendment  to the employment  agreement,  which  motions will be fully  submitted to the court for consideration  on March 18,  2005.  If Mr.  Park  prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material  adverse  effect on the  Company's  liquidity.  It is not possible to predict the outcome of these claims.  However,  the Company's Board of Directors does not believe that such a claim is reasonably  likely to result in a material decrease in the Company's liquidity in the foreseeable future.

During fiscal 2004, the Company began employment termination proceedings against an  executive of the  Company.  Subsequently,  the  executive  instituted  legal proceedings  in the labor  court in Italy  against a  subsidiary  of the Company
alleging  certain  damages  based  on  change  in  control   provisions  of  the
executive's  employment contract with the Company and various additional actions or damages.  The court issued a "pay or justify"  order  directing the Company's subsidiary to pay damages of euro 300,000.  The subsidiary  has challenged  this order in the Italian  labor court.  The court has  indicated  that the executive must serve a writ of summons on the  Company on or before  March 30, 2005 or the court will dismiss the action.  The next hearing date in the Italian labor court on this action is scheduled  for June 9, 2005.  In addition,  the  executive has brought an action in the Italian  labor court for unlawful  dismissal  under the
Italian labor laws against the Company's  subsidiary.  The subsidiary entered an appearance and filed a counterclaim. The hearing date in the Italian labor court on this action is scheduled for April 27, 2005.  In addition,  the executive has brought an action in the Italian courts challenging the subsidiary's  removal of the executive as managing director.  The executive has not specified any damages in this action and it is in the preliminary stage. The Company believes that the executive's  change in control  provision  has not been  triggered  and that the executive's  termination  was justified.  However,  based on the court's "pay or justify" order to pay euro 300,000, the Company recorded a charge in fiscal year
2004 of  approximately  $0.4  million in  connection  with this matter and which charge  is  included  in  Litigation  Settlement  reserves  in the  accompanying
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

  32.2*     Certification  of  the  Principal  Accounting  Officer,  Mark  Koch,
            pursuant to 18 U.S.C.  Section 1350 adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 * Filed herewith

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                             DEL GLOBAL TECHNOLOGIES CORP.

Dated:    March 16, 2005                     /s/ Walter F. Schneider
                                             -----------------------
                                             Walter F. Schneider
                                             Chief Executive Officer
                                             and President

Dated:    March 16, 2005                     /s/ Mark Koch
                                             -----------------------
                                             Mark Koch
                                             Principal Accounting Officer
                                             and Treasurer

