Form 10-Q
period 2005-04-30
DEL GLOBAL TECHNOLOGIES CORP
filed 2005-06-14
CIK 27748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934.
             For the quarterly period ended April 30, 2005
                                 or

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

The number of shares of  Registrant's  common stock  outstanding as of June 10,
2005 was 10,584,425.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I. Financial Information:                                         Page No.
                                                                       --------

       Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the Three                3
        and Nine Months ended April 30, 2005 and May 1, 2004

       Consolidated Balance Sheets - April 30, 2005 and July 31, 2004     4-5

       Consolidated Statements of Cash Flows for the Nine Months Ended    6
         April 30, 2005 and May 1, 2004

       Notes to Consolidated Financial Statements                         7-17

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           18-27

       Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                    28

       Item 4.  Controls and Procedures                                   28

Part II. Other Information:

       Item 1.  Legal Proceedings                                         29-31

       Item 6.  Exhibits                                                  32

       Signatures                                                         32

       Certifications                                                     33-38

PART I  FINANCIAL INFORMATION
 ITEM 1  FINANCIAL STATEMENTS
                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands except per share data)
                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                   Apr. 30,      May 1,  Apr. 30,    May 1,
                                       2005        2004      2005      2004
                                     -------    -------   ------     -------
 NET SALES                          $18,892    $20,610    $64,259    $64,445
 COST OF SALES                       14,091     15,590     47,937     49,110
                                    -------    -------    -------    -------
 GROSS MARGIN                         4,801      5,020     16,322     15,335
                                    -------    -------    -------    -------
 Selling, general and administrative  4,874      3,375     12,546     11,639
 Research and development               446        413      1,268      1,144
 Litigation settlement costs              -          -        300      3,199
                                    --------    ------    -------    -------
 Total operating expenses             5,320      3,788     14,114     15,982
                                    -------    -------    -------    -------
 OPERATING INCOME (LOSS)               (519)     1,232      2,208       (647)
 Interest expense                      (297)      (908)      (978)    (1,545)
 Other income/(expense)                  46         46         34        101
                                    -------      -----    -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAX
 PROVISION AND MINORITY INTEREST       (770)       370      1,264     (2,091)
 Income tax provision                   248        940      1,557      8,479
                                   --------     ------    -------    -------
 LOSS FROM CONTINUING
 OPERATIONS BEFORE MINORITY INTEREST (1,018)      (570)      (293)   (10,570)
 Minority interest                       13        139        322        485
                                    -------      ------    -------    -------
 LOSS FROM CONTINUING
 OPERATIONS                          (1,031)      (709)      (615)   (11,055)
 Discontinued operations                  -        420        199     (2,198)
                                   --------     ------    -------   --------
 NET LOSS                           $(1,031)  $   (289)   $  (416)  $(13,253)
                                   ========    =======    =======   ========
INCOME(LOSS)PER COMMON SHARE-BASIC
   Continuing operations             $(0.10)   $ (0.07)   $ (0.06)    $(1.07)
   Discontinued operations                -       0.04       0.02      (0.21)
                                     ------      ------     -----      -----
   Net loss per basic share          $(0.10)   $ (0.03)   $ (0.04)    $(1.28)
                                    =======     =======     =====     ======
INCOME (LOSS) PER COMMON SHARE-DILUTED
   Continuing operations             $(0.10)    $(0.07)   $ (0.06)    $(1.07)
   Discontinued operations                -       0.04       0.02      (0.21)
                                    -------    ------     ------     ------
   Net loss per diluted share        $(0.10)    $(0.03)   $ (0.04)    $(1.28)
                                     =======    ======     ======     ======
   Weighted average number of common
   shares outstanding (in thousands):
        Basic                        10,517     10,333     10,449     10,333
        Diluted                      10,517     10,333     10,449     10,333

 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                 April 30,          July 31,
                                                     2005              2004
                                                 --------           --------

   CURRENT ASSETS
   Cash and cash equivalents                      $   945           $  4,755

   Trade receivables (net of allowance
    for doubtful accounts of $1,027 and $888
    at April 30, 2005 and July 31, 2004,
    respectively)                                  12,870             12,900

   Inventory                                       14,598             15,122
   Assets attributable to discontinued operations,
   at net realizable value                              -              4,369
   Prepaid expenses and other current
    assets                                          1,002              1,068
                                                  -------           --------
      Total current assets                         29,415             38,214

   FIXED ASSETS - Net                               6,604              6,907
   DEFERRED INCOME TAX ASSET-NON CURRENT            1,302              1,102
   GOODWILL                                         1,911              1,911
   INTANGIBLES - Net                                   54                103
   OTHER ASSETS                                       994              1,024
                                                 --------          ---------
      TOTAL ASSETS                                $40,280            $49,261
                                                 ========          =========

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 April 30,          July 31,
                                                     2005              2004
                                                 --------           --------
CURRENT LIABILITIES
   Short-term credit facilities                  $ 3,600             $ 2,699
   Current portion of long-term debt                 799                 730
   Accounts payable - trade                        8,620              10,926
   Accrued liabilities                             7,423               8,920
   Liabilities attributable to
   discontinued operations                             -                 958
   Litigation settlement reserves                     66               5,148
   Income taxes payable                            1,336               1,069
                                                --------           ---------
      Total current liabilities                   21,844              30,450

NON-CURRENT LIABILITIES
   Long-term debt                                  4,672               5,076
   Subordinated note                               2,070               1,962
   Other long-term liabilities                     2,737               2,462
   Other liabilities attributable to
      discontinued operations                          -                 147
                                                 -------           ---------
      Total liabilities                           31,321              40,097
                                                 -------           ---------

MINORITY INTEREST IN SUBSIDIARY                    1,299               1,389
                                                 -------            ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized  20,000,000  shares;
     Issued  - 11,206,958 and 10,978,581
     at April 30, 2005 and July 31, 2004           1,120               1,098
   Additional paid-in capital                     64,355              64,072
   Accumulated other comprehensive income            788                 792
   Accumulated deficit                           (53,057)            (52,641)
   Less common stock in treasury - 643,533
     shares at April 30, 2005 and
     July 31, 2004                                (5,546)             (5,546)
                                            -------------      --------------
   Total shareholders' equity                      7,660               7,775
                                            -------------      --------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 40,280            $ 49,261
                                                ========            ========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                                Apr. 30, 2005    May 1, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations                   $(615)      $(11,055)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
  Depreciation and amortization                       977          1,533
  Imputed interest - Subordinated note                107            133
  Minority interest                                   322            485
  Stock based compensation expense                     29             31
  Deferred income tax                                (123)         7,903
  Impairment of intangible assets                       -          1,453
  Loss on disposal of fixed assets                     51             72
  Litigation settlement provision                     300          3,199
  Changes in operating assets and liabilities:
  Increase in trade receivables                       604            137
  Decrease in inventory                             1,194          1,731
  Decrease (increase) in prepaid expenses and
    other current assets                               95           (123)
  Decrease (increase) in other assets                  66           (247)
  (Decrease) increase in accounts payable - trade  (2,829)         3,866
  (Decrease) increase in accrued liabilities       (2,187)           114
  Payment of litigation settlement costs           (5,382)             -
  Increase in income taxes payable                    170            525
  Increase in other long-term liabilities             111             41
                                              -----------    -----------
Net cash(used in)provided by operating activities  (7,110)         9,798
                                              -----------    -----------
Cash Flows from discontinued operations
  and sale proceeds                                 3,463         (2,198)
CASH FLOWS FROM INVESTING ACTIVITIES:          -----------    ----------
  Fixed asset purchases                              (366)          (345)
                                                ----------      --------
Net cash used in investing activities                (366)          (345)
                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing (repayment) of bank borrowings            174         (1,593)
  Warrant exercise                                     44              -
  Stock option exercise                               231              -
  Dividend to Villa minority shareholders            (509)          (505)
                                              -----------     ----------
Net cash used in financing activities                 (60)        (2,098)
                                              -----------     ----------
EFFECT OF EXCHANGE RATE CHANGES                       263            215
                                              -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS            (3,810)         5,372
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       4,755          1,381
                                              -----------      ---------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $   945        $ 6,753
                                               ===========     =========
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's  fiscal year is based on a 52/53 week cycle ending on the Saturday nearest to July 31.  Results of the Company's  Milan,  Italy based Villa Sistemi
Medicali S.p.A. ("Villa") subsidiary are reported on a one-month lag.

BASIS OF PRESENTATION

The  accompanying  financial  data as of April 30, 2005 and for the three months and nine months  ended  April 30, 2005 and May 1, 2004 has been  prepared by the
Company,  without audit, pursuant to the rules and regulations of the Securities and Exchange  Commission.  Certain information and footnote disclosures normally
included  in  financial   statements  prepared  in  accordance  with  accounting
principles  generally  accepted  in the United  States  have been  condensed  or omitted  pursuant to such rules and  regulations.  In the opinion of management, all adjustments  (consisting  only of normal recurring  adjustments)  considered necessary for a fair  presentation  of the results for the interim  periods have been included. Results of operations for the interim periods are not necessarily indicative  of the  results  that  may be  expected  for the  full  year.  These consolidated  financial  statements  should  be read  in  conjunction  with  the financial  statements  and the notes thereto  included in the  Company's  annual report on Form 10-K filed with the  Securities  and Exchange  Commission for the year ended July 31, 2004.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards  under  those  plans  consistent with the methods  recommended  by SFAS 123, the Company's net income or loss and net income or loss per share for the three  months and nine  months  ended April
30,  2005 and May 1,  2004  would  have been  stated  at the pro  forma  amounts indicated below:

                                   Three Months Ended       Nine Months Ended
                                   ------------------     -------------------
                                   Apr. 30,    May 1,     Apr. 30,    May 1,
                                     2005      2004         2005      2004
                                   --------  --------    --------- ---------
Net loss  - as reported            $(1,031)  $  (289)    $ (416)   $(13,253)

  Deduct: Total stock-based
  awards determined under
  fair value method                    (69)     (114)      (208)       (342)
                                   --------  --------    -------   ---------
Proforma Net loss                   $(1,100) $  (403)    $ (624)   $(13,595)
                                   ========  ========    ========  =========

Loss per share -
  Basic

  As reported                     $  (0.10)   $(0.03)    $(0.04)     $(1.28)
  Proforma                        $  (0.10)   $(0.04)     (0.06)      (1.32)

Loss per share -
  Diluted

  As reported                     $  (0.10)   $(0.03)    $(0.04)     $(1.28)
  Proforma                        $  (0.10)   $(0.04)     (0.06)      (1.32)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 153, "Exchanges of Nonmonetary  Assets",  which eliminates the exception for nonmonetary  exchanges  of  similar  productive  assets and  replaces  it with a general  exception  for  exchanges  of  nonmonetary  assets  that  do  not  have commercial  substance.  SFAS No. 153 will be  effective  for  nonmonetary  asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the
Company's financial statements.

In  December  2004,  the FASB issued FASB  Statement  No. 123 (R),  "Share-Based
Payment,"  which  establishes  standards  for  transactions  in which an  entity exchanges its equity instruments for goods and services.  This standard requires a public  entity to measure the cost of employee  services  received in exchange for an award of equity  instruments  based on the  grant-date  fair value of the award.  This  eliminates  the  exception  to account for such  awards  using the intrinsic method  previously  allowed under APB Opinion No. 25. SFAS No. 123 (R)
will be effective for fiscal years  beginning after June 15, 2005. The statement does not require  restatement of previously issued statements and can be applied on a prospective  basis.  The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements.

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

In May 2005,  the FASB issued FASB  Statement No. 154,  "Accounting  Changes and
Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3".
This  Statement  provides  guidance  on the  accounting  for  and  reporting  of accounting changes and error corrections. It establishes,  unless impracticable, retrospective  application  as the  required  method for  reporting  a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for  determining  whether  retrospective  application  of a change in accounting principle  is  impracticable  and for  reporting  a  change  when  retrospective application is  impracticable.  The correction of an error in previously  issued financial  statements is not an accounting change.  However, the reporting of an error correction involves  adjustments to previously issued financial statements similar  to  those  generally  applicable  to  reporting  an  accounting  change retrospectively.  Therefore,  the  reporting  of a  correction  of an  error  by restating  previously  issued  financial  statements  is also  addressed by this
Statement.  This  Statement is effective for  accounting  changes made in fiscal years  beginning  after  December  15,  2005.  The Company  does not believe the adoption of SFAS No. 154 will have a material impact on the Company's  financial statements or results of operations.

In March 2005,  the FASB  issued FASB  Interpretation  No. 47,  "Accounting  for
Conditional Asset Retirement  Obligations"  ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial  reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional  asset retirement  obligation when incurred if the liability's fair value can be reasonably estimated.  FIN 47 also defines  when an entity would have  sufficient  information  to  reasonably estimate  the fair value of an asset  retirement  obligation.  The  provision is effective no later than the end of fiscal years ending after  December 15, 2005.
The Company does not believe the adoption of FIN 47 will have a material  impact on the Company's financial statements or results of operations.

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

Certain information is summarized below:

                                                Quarter Ended    Nine Months Ended
                                             Apr. 30,    May 1,  Apr. 30,   May 1,
                                               2005      2004     2005      2004
                                               ------    ------   ------   -------
Revenues                                       $    -   $3,985   $1,899   $11,922
Net income (loss) before income tax provision       -      420      199    (2,198)
Income tax provision                                -        -        -         -
Income (loss) from discontinued operations          -      420      199    (2,198)

Income from  discontinued  operations,  net for fiscal year 2005,  includes  two months of operations  through the October 1 2004  disposition date and a gain on sale of the DHV assets of $21. Previously,  in fiscal 2004, the Company recorded an  impairment  charge of $3,481 to write down the DHV assets to net  realizable value during the fourth  quarter and  recorded  charges to write off goodwill of
$1,328 and  intangible  assets of $125  related to the DHV  business  during the second quarter.

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

                   April 30, 2005                   July 31, 2004
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization

Distribution
Network          $   653        S   599           $   653        $   550
                 -------        -------           -------        -------
Total            $   653        $   599           $   653        $   550
                 =======        =======           =======        =======

Amortization  expense  for  intangible  assets for the three and nine  months of fiscal year 2005 was $17 and $49, respectively, and for fiscal year 2004 was $17 and $49, respectively.  Estimated amortization expense for the remainder of 2005 and the five succeeding fiscal years is as follows:

     2005 (remainder)          $17
     2006                       37
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

                                          April 30, 2005       July 31, 2004
                                         -----------------   ------------------
 Raw materials and purchased parts          $ 12,833             $ 10,839
 Work-in-process                               2,282                2,974
 Finished goods                                2,652                3,845
                                          ----------           ----------
                                              17,767               17,658
 Less allowance for obsolete and excess
  inventory                                   (3,169)              (2,536)
                                         -----------           ----------
        Total inventory                     $ 14,598             $ 15,122
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

During the third  quarter  and first nine  months of fiscal  2005,  the  Company incurred  costs of $161 and  $271,  respectively,  related  to  warranty  claims submitted,  and accrued $90 and $372 related to product warranties issued during the three and nine months of fiscal 2005, respectively. The liability related to warranties  is included in accrued  expenses  on the  accompanying  Consolidated
Balance  Sheets and is $1,180 and  $1,030 at April 30,  2005 and July 31,  2004,
respectively.

7. COMPREHENSIVE LOSS
Comprehensive loss for the Company includes foreign currency translation adjustments and net loss reported in the Company's Consolidated Statements of
Operations.

Comprehensive loss for 2005 and 2004 was as follows:

                                              Three Months Ended   Nine Months Ended
                                              Apr. 30,    May 1,    Apr. 30,    May 1,
                                                2005       2004       2005       2004
                                               -------     ------    ------      -----

Net loss                                       $(1,031)  $   (289)    $ (416)  $(13,253)
Foreign currency translation adjustments          (337)      (304)        (4)       286
                                               -------   --------     ------   --------
 Comprehensive loss                            $(1,368)  $   (593)    $ (420)  $(12,967)
                                               =======   ========     ======   ========

8.    LOSS PER SHARE

                                              Three Months Ended       Nine Months Ended
                                              Apr. 30,    May 1,       Apr. 30,     May 1,
                                                2005      2004           2005       2004
                                              -------    -------      -------    -------
Numerator:
   Net loss                                  $(1,031)   $   (289)      $ (416)   $(13,253)
                                             =======    ========       ======    ========

Denominator for basic loss per share -
  Weighted average shares
    outstanding                            10,517,195  10,332,548  10,449,118  10,332,548
  Effect of dilutive securities                     -           -           -           -
                                           ----------  ----------  ----------  ----------
Denominator for diluted loss
   per share                               10,517,195  10,332,548  10,449,118  10,332,548
                                           ==========  ==========  ==========  ==========
Loss per common share
   Basic                                       $(0.10)    $ (0.03)     $(0.04)     $(1.28)
   Diluted                                      (0.10)      (0.03)      (0.04)      (1.28)

Common shares outstanding for the current and prior period ended were reduced by
643,533 shares of treasury stock. The computation of diluted shares  outstanding at April 30, 2005, does not include 2,008,494 employee stock options and 991,994 warrants  to purchase  Company  common  stock since the effect of their  assumed conversion would be anti-dilutive. The computation of diluted shares outstanding at May 1, 2004 does not include  2,129,681  employee stock options and 1,065,000
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

                                          Medical     Power
For three months ended                    Systems  Conversion
April 30, 2005                             Group      Group    Other    Total
-----------------------                 ---------   --------  -------  -------
Net Sales to Unaffiliated Customers       $15,380   $  3,512       -   $18,892
Cost of sales                              11,937      2,154       -    14,091
                                          -------   --------   ------- -------
Gross margin                                3,443      1,358       -     4,801

Operating expenses                          3,058        661    1,601    5,320
                                           ------    -------   ------   ------
Operating income (loss)                    $  385   $    697  $(1,601) $  (519)
                                           ======    =======   ======   ======

                                          Medical     Power
For three months ended                    Systems  Conversion
May 1, 2004                                Group      Group    Other    Total
-----------------------                 ---------   --------  -------  -------
Net Sales to Unaffiliated Customers       $17,417   $  3,193       -   $20,610
Cost of sales                              13,346      2,244       -    15,590
                                          -------   --------  -------  -------
Gross margin                                4,071        949       -     5,020

Operating expenses                          2,482        606   $  700    3,788
                                           ------    -------   ------   ------
Operating income (loss)                   $ 1,589   $    343  $  (700) $ 1,232
                                           ======    =======   ======    ======

                                          Medical     Power
For nine months ended                     Systems   Conversion
April 30, 2005                             Group       Group    Other    Total
-----------------------                  --------     -------  -------  -------
Net Sales to Unaffiliated Customers       $53,661   $ 10,598       -    $64,259
Cost of sales                              40,852      7,085       -     47,937
                                          -------   --------   -------   ------
Gross margin                               12,809      3,513       -     16,322

Operating expenses                          8,357      1,810    3,647    13,814
Litigation Settlement Costs                              300       -        300
                                           ------    -------   ------    ------
Operating income (loss)                    $4,452    $ 1,403  $(3,647)   $2,208
                                           ======    =======   ======    ======

                                          Medical      Power
For nine months ended                     Systems   Conversion
May 1, 2004                                Group       Group    Other    Total
-----------------------                 ---------   ---------  -------  --------
Net Sales to Unaffiliated Customers       $54,952   $  9,493       -    $64,445
Cost of sales                              41,890      7,220       -     49,110
                                          -------   --------   -------  -------
Gross margin                               13,062      2,273       -     15,335

Operating expenses                          8,588      1,669   $2,526    12,783
Litigation Settlement Costs                     -      3,199        -     3,199
                                           ------    -------   ------   -------
Operating income (loss)                   $ 4,474   $ (2,595) $(2,526)  $  (647)
                                          =======   ========  =======   =======

10. INCOME TAXES

Our  effective  tax rate for the three and nine months  ended April 30, 2005 was significantly  higher  than our U.S.  statutory  tax rate.  This is  because  we generated taxable income at our Italian subsidiary Villa, which has an effective rate of  approximately  43%.  However,  we generated  taxable losses in our U.S.
operations. We recorded no benefit on those losses, as management has determined it is more likely than not the benefit will be unrealized. All domestic deferred tax assets carry a 100% valuation allowance.  The deferred tax asset recorded on our  consolidated  balance sheet at April 30, 2005 relates to Villa. We continue to project  that it is more likely than not we will  recover  this  deferred tax asset through the generation of taxable income.

During  fiscal year 2004,  management  updated  each  domestic  business  unit's forecast and  operating  results,  and  concluded  that it was prudent to record additional  valuation  allowances,  increasing the total valuation  allowance to
100% of both long and short-term US domestic  deferred tax assets.  Accordingly, the Company  recorded a provision of $7,171 during the second  quarter of fiscal
2004 related to the establishment of this valuation allowance.

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
2005. At sentencing,  the Court imposed an additional fine of $0.3 million to be paid within 30 days. The Company paid this additional fine on April 8, 2005.

The Company worked with the Defense Logistics Agency ("DLA"), a component of the
DOD,  to avoid any  future  limitations  on the  ability  of the  Company  to do business with US Government entities. Such limitation could have included the US
Government seeking a "debarment" or exclusion of the Company from doing business with US Government entities for a period of time.

On April 5, 2005, the Company  announced  that it had reached an  administrative agreement  with the DLA, which provides that RFI will not be debarred from doing business with U.S.  Government  entities so long as RFI maintains its compliance program and adheres to the terms of the administrative agreement. This agreement with  the DLA is the  final  component  of the  Company's  previously  announced settlement of an investigation by the DOD into practices at RFI.

STRATEGIC  ALTERNATIVES  - On March 21,  2005,  the Company was  notified by the party  with whom it signed a  non-binding  letter of intent  for the sale of its
Medical  Systems  Group that the buyer was  terminating  negotiations  under the letter of  intent.  The letter of intent  provided  for a $1.0  million  payment payable in the event  that no later  than  March 4,  2005,  the buyer was ready, willing  and able to enter into a  definitive  purchase  agreement  based on the
terms  of  the  letter  of  intent  and  containing   reasonable  and  customary
representations,  warranties,  terms and conditions relating to the transaction, and the Company  elected not to enter into such  purchase  agreement.  The party with whom the Company  signed the letter of intent  filed a lawsuit on April 15,
2005 in the United States District Court, Southern District of New York, seeking payment of the $1.0 million,  plus  interest,  as well as reasonable  attorney's fees. The Company filed an answer to this lawsuit on June 8, 2005 contesting the buyer's  claim to these  damages.  Although  there can be no assurance  that the
Company will not have to pay the $1.0 million, the Company believes that no such payment is payable under the terms of the letter of intent.  The Company intends to vigorously defend this lawsuit.

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

EMPLOYMENT  MATTERS - The Company had an employment  agreement with Samuel Park, the previous  Chief  Executive  Officer  ("CEO"),  for the period May 1, 2001 to
April 30, 2004. The employment  agreement  provided for certain  payments in the event of a change in the control of the Company.

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
Park's  counsel  demanding  payment  of  certain  sums and  other  consideration pursuant to the Company's  employment  agreement with Mr. Park,  including these change in control payments.  On November 17, 2003, the Company filed a complaint against  Mr.  Park  seeking a  declaratory  judgment  that no change in  control payment  was or is due to Mr.  Park  and  that an  amendment  to the  employment contract with Mr. Park regarding  advancement and reimbursement of legal fees is invalid  and  unenforceable.  Mr.  Park  answered  the  complaint  and  asserted counterclaims  seeking  payment from the Company  based on his  position  that a
"change in  control"  occurred  in June 2003.  Mr.  Park is also  seeking  other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments. The Company and Mr. Park have filed motions for summary judgment on the issues  related to change in control and the amendment to the  employment
agreement,   which   motions  have  been  fully   submitted  to  the  Court  for
consideration.  If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum,  these  payments may have a material  adverse effect on the Company's liquidity.  It is not possible to predict the outcome of these claims.  However,  the Company's  Board of Directors does not believe that such a claim is  reasonably  likely  to  result in a  material  decrease  in the
Company's liquidity in the foreseeable future.

During the fourth quarter of fiscal 2004,  the Company  recorded $363 related to potential  change of control payments the Company may have been required to make to a former  executive.  During fiscal 2005, a different member of the executive management  asserted a diminishment  of duties claim under his change in control agreement.  Based on a settlement  offer made by the Company to this  executive, the Company recorded a charge of approximately $480 during the second quarter of
Fiscal  2005.   Such  amounts  are  included  in  accrued   liabilities  in  the
accompanying  consolidated  financial  statements.  On June 2, 2005, the Company entered into a Separation and Release Agreement with this executive.  Under such
Agreement,  the  Company  paid this  executive a $475  severance  payment and an additional  $25  representing  payment of certain  legal fees and expenses  such executive incurred in connection with his separation from the Company.

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

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

This Management's  Discussion and Analysis of Financial Condition and Results of
Operations contains forward-looking statements within the meaning of the Private
Securities  Litigation Reform Act of 1995. These statements are based on current expectations  and the  current  economic  environment.  We  caution  that  these statements  are not guarantees of future  performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our  ability to  implement  our  business  plan,  retention  of  management, changing industry and competitive  conditions,  obtaining  anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal matters, and favorable general economic conditions. Actual results could differ  materially from those expressed or implied in the  forward-looking statements.  Important  assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are  specified  in the  Company's  filings  with  the  Securities  and  Exchange
Commission including our Form 10-K for the fiscal year ended July 31, 2004.

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
our Medical Systems Group and our Power Conversion Group. In addition, we have a third  reporting  segment,  Other,  comprised of certain  unallocated  corporate
General and Administrative expenses. See "Segment Information" in Part I, Item 1 of this  Quarterly  Report on Form 10-Q for the fiscal  quarter  ended April 30,
2005 (this "Quarterly Report") for discussions of the Company's segments.

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

The Company's  domestic asset based revolving credit lending facility matures on
August 1, 2005.  The Company is working with a  replacement  lender to refinance this facility pursuant to a financing  proposal that was signed on May 10, 2005.
There can be no assurance that the Company will be able to refinance the lending facility before August 1,2005 on terms  acceptable to the Company or at all. The failure to refinance this lending  facility would have a material adverse effect on the Company.

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

During the first nine months of fiscal 2005 the Company  recorded taxable income on a  consolidated  basis  and  its  individual  domestic  business  units  were
profitable.   However,   after  factoring  in  approximately   $4.0  million  in
unallocated costs of the Other reporting  segment which are considered  domestic costs for income tax purposes,  the Company  experienced a domestic taxable loss during the period. Accordingly the Company has concluded that it should continue to carry a 100% valuation allowance against domestic deferred tax assets and has not recorded any income tax benefit for this domestic taxable loss during fiscal
2005.

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
The most significant  estimates in interim  reporting relate to the valuation of finished goods inventories.  For certain  subsidiaries,  for interim periods, we estimate  the  amount of labor and  overhead  costs  related to  finished  goods inventories.  As of April 30, 2005,  finished  goods  represented  approximately
14.9% of the gross carrying value of our total gross  inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated  net sales of $18.9  million  for the third  quarter of fiscal 2005 decreased  by $1.7  million or 8.3% from fiscal 2004 third  quarter net sales of
$20.6 million,  with increases at the Power Conversion Group offset by decreases at the Medical  Systems Group.  The Medical Systems Group's third quarter fiscal
2005 sales of $15.4  million  declined  by $2.0  million or 11.7% from the prior
year's  third  quarter  with   decreases  in  shipments  in  both  domestic  and
international locations. Decreased shipments at international locations were due to the strong Euro  causing  pricing for our  international  products to be less
attractive   in  non-Euro   denominated   markets.   The  Company  is  obtaining
international  certifications  for  certain  of  its  domestically  manufactured product in order to have US dollar based offerings in these non-Euro denominated economies.  The Power Conversion Group's third quarter fiscal 2005 sales of $3.5 million  increased by $0.3 million or 10.0% from last year's  levels  reflecting stronger government sales.

Consolidated net sales of $64.3 million for the first nine months of fiscal 2005 were in line with prior year's  sales,  with  increases at the Power  Conversion
Group  offsetting a decrease in the Medical  Systems Group.  The Medical Systems
Group's  sales  for the  first  nine  months  of  fiscal  2005 of $53.7  million decreased  $1.3 million or 2.3% from the prior  year's  first nine months,  with increases  in  shipments  of digital  units at domestic  locations  offsetting a decrease  in  shipments  at  international  locations.  Decreased  shipments  at international  locations  were due to the strong  euro  causing  pricing for our international  products to be less attractive in non-Euro  denominated  markets.
The  Company  is  obtaining  international  certifications  for  certain  of its domestically  manufactured product in order to have US dollar based offerings in these non-Euro denominated economies. The Power Conversion Group's sales for the first nine months of fiscal 2005 of $10.6  million  increased by $1.1 million or
11.6% from the prior years levels.

Consolidated  backlog at April 30, 2005 was $16.6 million versus backlog at July
31, 2004 of  approximately  $25.9 million.  The backlog in the Power  Conversion
Group  decreased  $1.2 million from levels at beginning of the fiscal year while there  was an $8.0  million  decrease  in the  backlog  at our  Medical  Systems
Segment.  Backlog  in the  Medical  Systems  Segment  reflects  declines  due to shipments  of  approximately  $6.8  million  under a large  tender  order at our international  location as well as a decrease in incoming order rates due to the strong  euro,  partially  offset  by an  increase  in  backlog  at our  domestic operation due to strong  bookings  during the period.  Substantially  all of the backlog should result in shipments within the next 12 months.

Gross  margins as a percent of sales were 25.4% for the third  quarter of fiscal
2005,  compared  to 24.4%  in the  third  quarter  of  fiscal  2004.  The  Power
Conversion  Group's  gross  margins  for the third  quarter of fiscal  2005 were
38.7%,  versus 29.7% in the prior year quarter.  Third quarter fiscal 2005 Power
Conversion group margins benefited from  improvements in procurement,  decreased material  costs as a percent of sales and lower  waste  levels.  For the Medical
Systems Group, third quarter gross margins of 22.4% were slightly lower than the
23.4% level in the prior year third quarter due to unfavorable product mix.

Gross  margins as a percent  of sales  were  25.4% for the first nine  months of fiscal  2005,  compared  to 23.8% in the first nine months of fiscal  2004.  The
Power  Conversion  group margins  benefited from  improvements  in  procurement, decreased  material  costs as a percent of sales and lower waste  levels,  which contributed  to a gross margin of 33.1% for the first nine months of fiscal 2005 as compared to 23.9% for the first nine months of fiscal  2004.  For the Medical
Systems Group,  gross margins of 23.9% were comparable to gross margins of 23.8%
in the prior year's first nine months.

Selling,  General and Administrative expenses ("SG&A") for the third quarter of fiscal  2005 were $4.9  million  (25.8% of sales)  compared  to $3.4  million
(16.4% of sales) in the prior year's third quarter.  The increase in SG&A in the third  quarter  of fiscal  2005  reflects  headcount  reductions,  offset by increased  corporate  legal  and  accounting  costs  related  to  the  strategic alternatives program.

SG&A  expenses  for the first nine months of fiscal 2005 were $12.5  million
(19.5% of sales)  compared to $11.6 million (18.1% of sales) in the prior year's first nine months.  The increase in SG&A for the first nine months of fiscal
2005 is due to increased  corporate legal and professional  costs related to the strategic  alternatives  program,  and a $0.5 million  charge for an  employment settlement,  partially offset by reduced selling expenses in the Medical Systems
Segment.

During the second  quarter of fiscal 2004,  we reached an agreement in principal with the U.S.  Government  regarding  a  settlement  of the civil  and  criminal aspects of the previously disclosed Department of Defense ("DOD")  investigation of our RFI  subsidiary  (See  Part  II,  Item  1,  "Legal  Proceedings"  of this
Quarterly  Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (this
"Quarterly Report")). The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of
$5.0 million.

In connection with this settlement,  the Company recognized an additional charge for  litigation  settlement  costs of  approximately  $3.2 million in the second quarter of fiscal 2004. This charge  represented the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution,  plus estimated legal and  professional  fees, related to this settlement. The fine was paid during the first quarter of fiscal
2005, subject to Court approval. At the sentencing,  which occurred on March 15,
2005 the Court  imposed  an  additional  fine of $0.3  million  related  to this
matter.  Accordingly,   the  Company  has  recorded  an  additional  charge  for
Litigation  settlement  costs of $0.3  million in the  second  quarter of fiscal
2005.

As a  result  of the  foregoing,  we  recognized  a third  quarter  fiscal  2005 operating loss of $0.5 million  compared to operating  income of $1.2 million in the third  quarter of fiscal  2004.  The Medical  Systems  Group  posted a third quarter  fiscal 2005 operating  profit of $0.4 million and the Power  Conversion
Group had operating  profit of $0.7  million,  offset by  unallocated  corporate costs of $1.6 million.

For the first nine months of fiscal 2005, we recognized operating income of $2.2 million  compared to an operating  loss of $0.6 million in the first nine months of fiscal  2004.  The  Medical  Systems  Group had an  operating  profit of $4.5 million for the first nine months of fiscal 2005 and the Power  Conversion Group achieved an  operating  profit of $1.4  million,  partly  offset by  unallocated corporate costs of $3.7 million.

During the third  quarter  of fiscal  2004,  we  incurred  $0.6  million in fees related to a revolving  credit loan  amendment.  Interest  expense for the third quarter of fiscal  2005 was lower than the prior  year's  third  quarter  due to decreased  borrowings  and lower  interest  rates and the absence of these fees.
Interest  expense  for the first nine  months of fiscal  2005 was lower than the prior year for the same period for the same reasons.

The Company has not provided for a U.S. domestic income tax benefit in the third quarter or first nine months of fiscal 2005  because it  continues to maintain a full  valuation  allowance  relative to its  deferred tax assets as discussed in
Critical  Accounting  Policies,  above. With the exception of tax provisions and adjustments  recorded at Villa Sistemi Medicali,  S.p.A., our Italian subsidiary
("Villa"),  we  recorded  no  adjustments  to our  current or net  deferred  tax accounts  during  the  third  quarter  or first  nine  months  of  fiscal  2005.
Management  periodically  evaluates the likelihood of the  recoverability of the deferred  tax  asset  recognized  on our  balance  sheet.  Based  on  management analysis,  we believe it is more likely than not that the remaining deferred tax assets, which relate to our foreign subsidiary will be realized.

Provision for income taxes for the three and nine month period ended May 1, 2004 reflects the establishment of a $7.2 million deferred tax valuation allowance as discussed in Critical Accounting Policies, above.

As discussed  above,  Discontinued  Operations  are related to our DHV division, which was sold on October 1, 2004.  Discontinued operations in the first quarter of fiscal 2005 reflect the  operations  of the DHV division  through the date of sale,  which  recorded  income from  operations of $0.2 million during the first quarter  of fiscal  2005.  The prior  year had income  from  operations  of $0.4 million for the third  quarter and loss from  operations of $2.2 million for the first nine months.

Reflecting  the above,  we recorded  net loss of $1.0 million or $0.10 per share basic and diluted in the third quarter of fiscal 2005, as compared to a net loss of $0.3 million, or $0.03 per share(basic and diluted), during the third quarter of fiscal 2004.  We recorded a net loss of $0.4 million or $0.04 per share basic and diluted in the first nine months of fiscal  2005,  as compared to a net loss of $13.3 million,  or $1.28 per share (basic and diluted)  during the first nine months of fiscal 2004.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

We fund our  investing and working  capital needs through a combination  of cash flow from operations and short-term credit facilities.

Working  Capital -- At April 30, 2005 and July 31, 2004, our working capital was approximately $7.6 million and $7.8 million, respectively. At such dates, we had approximately  $0.9  million and $4.8  million,  respectively,  in cash and cash equivalents,  the majority of which is at our Villa  subsidiary in Italy.  As of
April  30,  2005,  we  had  approximately   $0.9  million  of  excess  borrowing
availability  under our  domestic  revolving  credit  facility  compared to $5.8 million at July 31, 2004,  reflecting  the payment of a $5.0 million fine to the
DOD in September 2004.

In addition, as of April 30, 2005 and July 31, 2004, our Villa subsidiary had an aggregate  of  approximately  $8.1 and $7.5  million,  respectively,  of  excess borrowing availability under its various short-term credit facilities.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities - For the nine month period ended April 30,
2005,  the  Company  used  approximately  $7.1  million of cash for  operations, compared to a generation of $9.8 million in the corresponding  prior fiscal year period.  Contributing to cash usage in fiscal 2005 was the payment of a total of
$5.3 million in fines  related to the DOD  investigation  as explained in "Legal
Proceedings" in Part II, Item 1 of this Quarterly Report.

Cash Flows from Investing  Activities -- we have made approximately $0.4 million in facility improvements and capital equipment  expenditures for the nine months ended April 30, 2005  compared to $0.3 million for the  comparable  prior fiscal year period.

Cash Flows from Financing Activities -- During the nine month period ended April
30, 2005, we borrowed a total of approximately  $0.2 million on our domestic and
Italian credit facilities.  In addition, the Villa subsidiary paid a dividend of approximately  $2.5 million,  of which $0.5 million was paid to Villa's minority shareholders.  The remaining  $1.9 million,  net of  withholding  taxes,  was an intercompany  transaction  with the  Company  and  therefore  eliminated  in the accompanying consolidated financial statements.

The following table summarizes our contractual  obligations,  including debt and operating leases at July 31, 2004 (in thousands):

                                                           WITHIN     2-3     4-5     AFTER 5
                 OBLIGATIONS                   TOTAL (1)   1 YEAR    YEARS   YEARS     YEARS
-------------------------------------------   -----------------------------------------------
Long-Term Debt Obligations....................$    2,733   $  564   $1,155   $  568   $  446
Capital Lease Obligations ....................     3,073      368      897      994      814
Subordinated Note ............................     2,000       --    2,000       --       --
Operating Lease Obligations ..................       953      514      421       18       --
                                              ----------   ------   ------   ------   ------
Total Contractual Cash Obligations............$    8,759   $1,446   $4,473   $1,580   $1,260
                                              ===========  ======   ======   ======   ======

(1)   In addition to the long term obligations above, as of July 31, 2004 we had approximately  $2.7  million in  revolving  credit debt in the US and $0.3 million in Italy. The Italian credit facilities are generally renewed on a yearly basis and the GECC Facility (as hereinafter  defined),  as amended, matures in August 2005.  The  maturity of the GECC  Facility is subject to acceleration  upon  certain  events of  default  as  defined in the credit agreement,  including  uncured  covenant  defaults.  The  maturity is also subject to  acceleration  in the event of the  consummation of the sale of the Medical Systems Group, or the remainder of the Power Conversion Group.

Credit  Facility and Borrowing -- The Company has a $5 million senior  revolving credit  agreement,  as amended,  entered into on June 10, 2002 with Transamerica
Corporation  (the  "GECC  Facility").  In  January  2004,  GE  Business  Capital
Corporation  ("GECC") completed the acquisition of Transamerica  Corporation and assumed  the  ownership  and  administration  of our US  credit  facility.  This facility,  as  amended,  expires on the earlier of August 1, 2005 or the sale of substantially  all of the assets or stock of RFI or the  Medical  Systems  Group
Segment.  Interest  under the GECC  Facility  is based on thirty day  commercial paper rates plus a margin of 3.5%.  The interest  rate on the GECC  Facility was
4.75% at April 30, 2005 and 5.0% at July 31, 2004.  The GECC Facility is subject to commitment  fees of 3/8% on the daily unused portion payable  monthly.  Under terms of the GECC  Facility,  interest is calculated  based on the higher of the actual  balance,  or a floor  revolving  credit balance of $5 million.  The GECC
Facility is secured by substantially all of the Company's  accounts  receivable, inventory,  and fixed assets in the US. The terms of the GECC  Facility  require the Company to comply with various operational and financial  covenants,  and to place limitations on the Company's  ability to make capital  expenditures and to pay dividends. The Company was in compliance with these various covenants,  with the  exception of the fixed charge  coverage  ratio during the third  quarter of fiscal 2005. On June 9, 2005 the Company and GECC signed the Ninth  Amendment to the GECC Facility. This Ninth Amendment waived the event of default arising from the Company's  non-compliance with the fixed charge coverage ratio covenant.  In addition the Ninth Amendment lowered the minimum availability covenant under the line from  $500,000 to  $250,000.  The  Company  intends to  refinance  the GECC
Facility and any related debt before the August 1, 2005 expiration. No assurance can be given that the Company  will be able to  refinance  the GECC  Facility on terms  acceptable  to the Company or at all. The failure to  refinance  the GECC
Facility would have a material adverse effect on the Company.

On October 25, 2004, the Company signed a Sixth  Amendment to the GECC Facility.
This Sixth  Amendment:  (i) extended the maturity of the credit  facility to the earlier of (a) August 1, 2005 or (b) the sale of substantially all of the assets or stock of RFI or the Medical  Systems Group segment,  (ii) reduced the maximum formula based borrowing cap from $10 million to $5 million (iii) accelerated the payment of the $0.5 million Performance Fee immediately upon signing as a charge against the credit facility,  (iv) provided for a $50,000  extension fee payable immediately  as a charge against the facility and (v) provided for an additional fee of $10,000 per month for each month the credit facility remains  outstanding subsequent to December 2004.

On  February  2,  2005,  the  Company  signed a  Seventh  Amendment  to the GECC
Facility.  This Seventh Amendment:  (i) gave a consent for the use of up to $0.6 million loan proceeds for settlement of certain employment matters, (ii) reduced the  inventory  borrowing  sub limit  under  the  availability  formula  to $2.5 million,  and (iii)  extended  the expiry of the  Company's  fixed  charge ratio covenant through the August 1, 2005 maturity of the GECC Facility.

On April 5, 2005 the Company  signed an Eighth  Amendment to the GECC  Facility.
This Eighth Amendment:  (1) permitted the Borrowers to use up to $300,000 of the proceeds of the GECC Facility to pay additional  amounts owing by RFI to the DOD in  connection  with  the  settlement  of  the  investigation  conducted  by the
Department  of Defense  with respect to RFI and (ii)  provided  that in no event shall the  aggregate  amount of loans and letters of credit  outstanding  at any time  under the GECC  Facility  (x) in  respect  of  Eligible  Inventory  exceed
$2,000,000 or (y) exceed the Maximum Amount of the GECC Facility.

Our Villa  subsidiary is a party to various  short-term  credit  facilities with interest rates ranging from 6% to 14%.  These  facilities  generally  renew on a yearly basis and include  overdraft,  receivables  and import  export  financing facilities.  In addition, Villa is a party to various medium-term commercial and
Italian Government  long-term loans.  Medium term facilities have interest rates ranging from 3% to 6%, with principal payable  semi-annually through maturity in
March 2007, and interest payable quarterly.  The Government long-term facilities have an interest rate of 3.4% with principal  payable annually through September
2010.  Villa's  manufacturing  facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in  compliance  with all related financial covenants under these short and long-term financings.

As of May 1,  2004,  the  Company  has a frozen  defined  benefit  plan that was under-funded. In accordance with SFAS No. 88, at the time of final settlement of the pension  plan,  the  Company  will  recognize  an expense to  recognize  its under-funded  status.  During  Fiscal  2005 the  Company  applied to the Pension
Benefit Guaranty Corp and to the IRS for a determination  letter and approval to terminate  this plan.  At time of  settlement,  which is  expected in the fourth quarter of fiscal 2005,  the Company  expects to  recognize a related  charge of approximately $0.5 million. In preparation for the plan termination, the Company transferred  $0.1 million to the pension  account in April 2005.  This transfer, including  cash already on hand in this  account,  has fully funded the expected cash disbursement of $0.2 million due at time of final settlement.

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
with the US Government that resolved the civil and criminal  matters relating to
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
2005. At sentencing,  the Court imposed an additional fine of $0.3 million to be paid within 30 days. The Company paid this additional fine on April 8, 2005.

The Company worked with the Defense Logistics Agency, a component of the DOD, to avoid any future  limitations  on the ability of the Company to do business with
US Government  entities.  Such limitations could have included the US Government seeking a  "debarment"  or exclusion of the Company from doing  business with US
Government entities for a period of time.

On April 5, 2005, the Company  announced  that it had reached an  administrative agreement  with the DLA, which provides that RFI will not be debarred from doing business with U.S.  Government  entities so long as RFI maintains its compliance program and adheres to the terms of the administrative agreement. This agreement with  the DLA is the  final  component  of the  Company's  previously  announced settlement of an investigation by the DOD into practices at RFI.

The  Company  funded  the $5  million  paid  pursuant  to this  settlement  by a combination of $2 million in borrowings  under its GECC Facility and the receipt of a combination of dividends, return of intercompany amounts and a $0.6 million intercompany advance from the Company's Villa subsidiary, totaling $3.0 million.

The Company's  Board of Directors,  elected at the Company's  Annual  Meeting of
Shareholders  held on May  29,  2003,  has  reviewed  the  "change  in  control"
provisions  regarding  payments totaling up to approximately  $1.8 million under the  employment  agreement  between the Company and its former  Chief  Executive
Officer,  Samuel  Park.  As a result of this review and based upon,  among other things,  the advice of special  counsel,  the  Company's  Board of Directors has determined that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the
Company that, after reviewing the matter with his counsel,  he believed that the obligation to pay these  amounts has been  triggered.  On October 27, 2003,  the
Company received a letter from Mr. Park's counsel  demanding  payment of certain sums and other consideration pursuant to the Company's employment agreement with
Mr. Park, including these change of control payments.  On November 17, 2003, the
Company filed a complaint  against Mr. Park seeking a declaratory  judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and  unenforceable.  Mr. Park  answered the  complaint and asserted  counterclaims  seeking  payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments. The Company and Mr. Park have filed motions for summary judgment on the  issues  related  to the  change  in  control  and the  amendment  to the employment  agreement,  which motions have been fully submitted to the court for consideration.  If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum,  these  payments may have a material  adverse effect on the Company's liquidity.  It is not possible to predict the outcome of these claims;  however,  the Company's  Board of Directors does not believe that such a claim is  reasonably  likely  to  result in a  material  decrease  in the
Company's liquidity in the foreseeable future.

During the fourth  quarter of fiscal  2004,  the Company  recorded  $0.4 million related  to  potential  change of control  payments  the  Company  may have been required to make to a former  executive.  During fiscal 2005, a different member of the executive  management  asserted a diminishment  of duties claim under his change in control agreement.  Based on a settlement offer made by the Company to this  executive,  the Company  recorded a charge of  approximately  $0.5 million during the second  quarter of Fiscal 2005.  Such amounts are included in accrued liabilities in the accompanying  consolidated  financial statements.  On June 2,
2005,  the Company  entered into a Separation  and Release  Agreement  with this executive.  Under such Agreement,  the Company paid this executive approximately
$0.5  million,  representing  a severance  payment  and  certain  legal fees and expenses such  executive  incurred in connection  with his  separation  from the
Company.

On October 1, 2004, the Company  completed the sale of its DHV division for $3.1 million plus the  assumption of $0.8 million of  liabilities  as described  more fully in the Notes to the Consolidated  Financial Statements included in Part I,
Item I of this Quarterly Report.

On March 21,  2005,  the Company was notified by the party with whom it signed a non-binding  letter of intent for the sale of its Medical Systems Group that the buyer was  terminating  negotiations  under the letter of intent.  The letter of intent  provided for a $1.0 million  payment  payable in the event that no later than March 4, 2005,  (i) the buyer was ready,  willing  and able to enter into a definitive  purchase  agreement  based on the terms of the  letter of intent and containing  reasonable  and  customary  representations,  warranties,  terms and conditions  relating to the  transaction,  and (ii) the  Company  elected not to enter into such purchase  agreement.  The party with whom the Company signed the letter of intent filed a lawsuit on April 15, 2005 in the United States District
Court,  Southern District of New York, seeking payment of the $1.0 million, plus interest,  as well as reasonable attorney's fees. The Company filed an answer to this  lawsuit on June 8, 2005  contesting  the buyer's  claim to these  damages.
Although  there can be no  assurance  that the Company  will not have to pay the
$1.0  million,  the Company  believes  that no such payment is payable under the terms of the letter of intent.  The Company  intends to  vigorously  defend this lawsuit.

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

ITEM 4         CONTROLS AND PROCEDURES

The Company,  under the supervision and with the  participation of the Company's management,  including Walter F. Schneider,  Chief Executive Officer and Mark A.
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

In  the  ordinary  course  of  business,  the  Company  routinely  enhances  its information  systems by either upgrading its current systems or implementing new systems.  There were no changes in the Company's  internal  controls or in other factors that could  significantly  affect these  controls,  during the Company's third fiscal quarter ended April 30, 2005, that have materially affected, or are reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

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
2005. At sentencing,  the Court imposed an additional fine of $0.3 million to be paid within 30 days. The Company paid this additional fine on April 8, 2005.

The Company worked with the Defense Logistics Agency ("DLA"), a component of the
DOD,  to avoid any  future  limitations  on the  ability  of the  Company  to do business with US Government  entities.  Such limitations could have included the
US  Government  seeking a  "debarment"  or  exclusion  of the Company from doing business with US Government entities for a period of time.

On April 5, 2005, the Company  announced  that it had reached an  administrative agreement with the DLA, a component of the DOD, which provides that RFI will not be debarred  from doing  business with U.S.  Government  entities so long as RFI maintains its compliance  program and adheres to the terms of the administrative agreement.  This agreement with the DLA is the final  component of the Company's previously announced settlement of an investigation by the DOD into practices at
RFI.

STRATEGIC ALTERNATIVES - On March 21, 2005, the Company was notified by Palladio
Corporate  Finance  S.p.A.  and  Palladio   Finaziaria   S.p.A.   (collectively,
"Palladio"),  the party with whom it signed a  non-binding  letter of intent for
the  sale  of  its  Medical   Systems  Group,   that  Palladio  was  terminating
negotiations  under the letter of intent.  The letter of intent  provided  for a
$1.0 million  payment payable in the event that no later than March 4, 2005, (i)
the  buyer was  ready,  willing  and able to enter  into a  definitive  purchase agreement  based on the terms of the letter of intent and containing  reasonable and customary representations,  warranties, terms and conditions relating to the transaction,  and (ii) the  Company  elected  not to enter  into  such  purchase agreement.  Palladio  filed a lawsuit  against  the  Company and its Del Medical
Imaging Corp  subsidiary on April 15, 2005 in the United States  District Court,
Southern  District of New York.  The lawsuit  seeks payment of the $1.0 million, plus  interest,  as well as  reasonable  attorney's  fees.  The Company filed an
Answer to this lawsuit on June 8, 2005.  Although there can be no assurance that the Company will not have to pay the $1.0 million,  the Company believes that no such  payment is payable  under the terms of the letter of intent.  The  Company intends to vigorously defend this lawsuit.

EMPLOYMENT  MATTERS - The Company had an employment  agreement with Samuel Park, the previous Chief Executive Officer ("CEO") for the period May 1, 2001 to April
30, 2004. The employment agreement provided for certain payments in the event of a change in the control of the Company.

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

"change in  control"  occurred  in June 2003.  Mr.  Park is also  seeking  other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments. The Company and Mr. Park have filed motions for summary judgment on the  issues  related  to the  change  in  control  and the  amendment  to the employment  agreement,  which motions have been fully submitted to the court for consideration.  If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum,  these  payments may have a material  adverse effect on the Company's liquidity.  It is not possible to predict the outcome of these claims.  However,  the Company's  Board of Directors does not believe that such a claim is  reasonably  likely  to  result in a  material  decrease  in the
Company's liquidity in the foreseeable future.

During  fiscal  2004,  an Italian  subsidiary  of the Company  began  employment termination  proceedings  against  an  executive.  Subsequently,  the  executive instituted legal proceedings in the labor court in Italy against the executive's former  employer  asserting  certain  monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify"  order  directing the Company's  subsidiary to pay damages of about euro 306,000,  plus interest and costs. The subsidiary has challenged this order in the Italian labor court.  Subsequently,  the executive served a writ of summons  on the  Company  as a third  party  claim  against  the  Company in the litigation  pending  with the  subsidiary.  The next hearing date in the Italian labor court on this action is scheduled for October 28, 2005.  In addition,  the executive  has  brought  an  action in the  Italian  labor  court  for  unlawful dismissal  under the Italian  labor laws against the Company's  subsidiary.  The subsidiary  entered an appearance  and filed a  counterclaim.  In addition,  the executive has brought an action in the Italian corporate courts  challenging the subsidiary's  removal of the executive as managing  director.  The executive has not specified any damages in this action and it is in the preliminary stage. The
Company believes that the executive's  change in control  provision has not been triggered and that the executive's termination was justified.  However, based on the court's "pay or justify" order to pay euro 300,000,  the Company  recorded a charge in fiscal year 2004 of approximately $0.4 million in connection with this matter and which  charge is included in  Litigation  Settlement  reserves in the accompanying financial statements.

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

                                              DEL GLOBAL TECHNOLOGIES CORP.

Dated:    June 14, 2005                       /s/ Walter F. Schneider
                                              -----------------------
                                              Walter F. Schneider
                                              Chief Executive Officer
                                              and President

Dated:    June 14, 2005                       /s/ Mark Koch
                                              -----------------------
                                              Mark Koch
                                              Principal Accounting Officer
                                              and Treasurer

