Form 10-K
period 2005-07-30
DEL GLOBAL TECHNOLOGIES CORP
filed 2005-10-31
CIK 27748

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

                     For the fiscal year ended July 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number 0-3319

    For the transition period from ________________ to ________________

                          DEL GLOBAL TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             New York                                  13-1784308
 ----------------------------------      -------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

          One Commerce Park, Valhalla, NY                  10595
   --------------------------------------------    -------------------
      (Address of Principal Executive Offices)          (Zip Code)

        Registrant's telephone number, including area code (914) 686-3650

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name of Each Exchange on Which Registered
              None                                       None
-------------------------------    ---------------------------------------------

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

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of January 28, 2005, was $16,223,109 Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      As of October 27, 2005, there were 10,630,188 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2006 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

      Del Global Technologies Corp., a New York corporation, was incorporated in 1954. Unless otherwise specifically indicated, "Del Global", the "Company," "we," "our," "ours," and "us" refers to Del Global Technologies Corp. and its consolidated subsidiaries. We are a leader in developing, manufacturing and marketing medical imaging equipment and power conversion subsystems and components worldwide. Our products include stationary and portable medical diagnostic imaging equipment and electronic systems and components such as electronic filters, transformers and capacitors.

      The Company is headquartered in Valhalla, NY. The mailing address of our headquarters is One Commerce Park, Valhalla, NY 10595 and our telephone number is 914-686-3650. Our Website is www.delglobaltech.com. Through the Investor Relations section of our Website, we make our filings with the Securities and Exchange Commission ("SEC") available as soon as practicable after they are electronically filed with the SEC. These include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

      The sale of Del High Voltage Division ("DHV"), which was part of our Power Conversion Group, was consummated on October 1, 2004 as described in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Accordingly, this business is presented as a discontinued operation throughout this Form 10-K for the fiscal year ended July 30, 2005.

OPERATING SEGMENTS - CONTINUING OPERATIONS

      The operating businesses that we report as segments consist of the Medical Systems Group and the Power Conversion Group. For fiscal 2005, the Medical Systems Group segment accounted for approximately 83% of our revenues and the Power Conversion Group segment accounted for approximately 17% of our revenues. Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs. None of our customers, in either the Medical Systems Group or the Power Conversion Group, accounted for more than 10% of consolidated revenues nor is either segment dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on such segment. For further information concerning our operating segments, see Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our operating segments and businesses are summarized in the following table:

              DIVISION                       BRANDS                     SUBSIDIARIES              FACILITIES
----------------------------------   ----------------------        ------------------------    -----------------
MEDICAL SYSTEMS GROUP:

Medical Imaging...................   Del Medical, Villa,           Del Medical Imaging Corp    Franklin Park, IL
                                     UNIVERSAL, DynaRad            ("Del Medical")

                                                                   Villa Sistemi Medicali      Milan, Italy
                                                                   S.p.A. ("Villa")
                                                                   (80% owned)

POWER CONVERSION GROUP:

Electronic Systems & Components...   RFI, Filtron, Sprague,        RFI Corporation ("RFI")     Bayshore, NY
                                     Stanley

MEDICAL SYSTEMS GROUP

      Our Medical Systems Group designs, manufactures, markets and sells medical imaging and diagnostic systems consisting of stationary and portable imaging systems, radiographic/ fluoroscopic systems, dental imaging systems and mammography systems. Approximately 64% of this segment's revenues are attributed to Villa.

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

PRODUCTS

      GENERAL RADIOGRAPHIC SYSTEM - For more than 100 years, conventional projection radiography has used film to capture x-ray images. Conventional technology requires that x-ray film be exposed and then chemically processed to create a visible image for diagnosis.

      General Radiography represents approximately 40% -- 60% of the Medical Systems Group's revenues depending on the product mix within each period. We produce a broad line of conventional radiographic products used in outpatient facilities, as well as more sophisticated and expensive x-ray systems typically used in hospitals and clinics. For example, our higher-end DRV system is designed to meet the broad requirements of a hospital or teaching university's radiographic room, while our mid-range Del Medical and Villa Medical systems are suited more to the needs of smaller hospitals, outpatient clinics and private practitioners.

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

      During fiscal 2005, we continued to expand our product portfolio with a digital radiographic offering branded under the DRV product line. This system enables radiologists to obtain better patient images within a fraction of the time and with lower overall costs than traditional film-based systems. In addition, we entered into an agreement with Hologic, Inc., a medical imaging systems manufacturer (Nasdaq: HOLX), to manufacture and market medical Epex digital x-ray systems during fiscal 2004.

      We also produce a full product line of high frequency medical x-ray generators which economically provide superior quality x-ray generation, resulting in lower patient dosage, extended tube life and less blurring due to patient motion when compared to single phase generators. We are investigating arrangements with generator suppliers to further upgrade our medical x-ray generator offerings.

      RADIOGRAPHIC/FLUOROSCOPIC SYSTEMS - We produce a wide range of radiographic/ fluoroscopic, or R/F, systems able to perform complex x-ray analyses with contrast liquids for sequential images. Our Vision, Viromatic, Mercury and Symphony systems include tilting tables for the patient being x-rayed. These tables can be used easily with digital imaging systems. R/F systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract. R/F systems (Apollo, Mercury and Symphony) are also widely used in connection with our digital acquisition system DIVA, to perform real time angiographic examinations.

      PORTABLE MEDICAL X-RAY SYSTEMS - We sell portable x-ray equipment under our DynaRad brand HF-110A and PHANTOM systems, for the military and home health care provider markets. Both of these portable systems utilize high frequency, microprocessor-controlled technology to produce consistent quality x-rays with the added advantages of being smaller, lighter in weight and more cost-effective than stationary x-ray systems.

      DENTAL SYSTEMS - We produce a broad range of DC and AC powered intra-oral (commonly known as bite wing) x-ray systems. In addition, our Rotograph Plus and Strato-2000 systems are utilized to perform panoramic images for dental applications. The most recent addition to the dental product line is a Direct Digital version of Strato 2000, which captures panoramic images directly in digital format and can be connected to a PC for image reviewing and post-examination processing.

      MAMMOGRAPHY SYSTEMS - We currently resell the Melody system principally outside of the US. The Melody unit is manufactured by a European-based manufacturer and, although we have exclusive use of the "Melody" name, our supplier markets a similar product in several competing markets. In addition, we also resell a small number of other European manufactured mammography systems in the US on a non-exclusive basis.

      MARKETING AND DISTRIBUTION: Our medical imaging systems are sold in the US and foreign countries, principally by a network of over 200 distributors worldwide. Medical imaging systems distributors are supported by our regional managers, product line managers and technical support groups, who train distributor sales personnel and participate in customer calls. Technical support in the selection, use and maintenance of our products is provided to distributors and professionals by customer service representatives. We also maintain telephone hotlines to provide technical assistance to distributors and professionals during regular business hours. Additional product and distributor support is provided through participation in medical equipment exhibitions and trade advertising. We typically exhibit our products at annual conferences, including the Radiological Society of North American Conference in Chicago, the MEDICA Medical Conference in Dusseldorf, Germany, the European College of Radiology Conference in Vienna, Austria, and the International Dental Show (IDS) in Cologne, Germany. Sales of the Company's products are typically on open account with 30 day terms, with longer terms given for customers of our Villa operation as is customary in international business. Sales to certain international customers are secured by letters of credit to mitigate any potential credit risks.

      RAW MATERIALS AND PRINCIPAL SUPPLIERS: The Medical Systems Group in most cases uses two or more alternative sources of supply for each of its raw materials, which consist primarily of mechanical subassemblies, electronic components, x-ray tubes and x-ray generators. In certain instances, however, the Medical Systems Group will use a single source of supply when directed by a customer or by need. In order to ensure the consistent quality of the Medical System Group's products, the Company follows strict supplier evaluation and qualification procedures, and where possible, enters into strategic partnerships with its suppliers to assure a continuing supply of high quality critical components.

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

      The majority of the Medical System Group's raw materials are purchased on open account from vendors pursuant to various individual or blanket purchase orders. Procurement lead times are such that the Company is not required to hold significant amounts of inventory in order to meet customer demand. The Company believes its sources of supply for the Medical Systems Group are adequate to meet its needs.

      COMPETITION: Based on industry data, we believe our Medical Systems Group is the largest supplier, measured by market share, to the independent distributors of radiographic equipment in North America. Our Medical Systems Group competes in two major segments of the highly competitive, world-wide conventional radiographic and R/F products marketplace. Our top-tier conventional radiographic products are sold through multi-hospital buying networks, general purchasing organizations and major independent distributors. The three major competitors in this market segment are GE Medical Systems, a division of General Electric Company, Siemens Medical Solutions, a division of Siemens AG and Philips Medical Systems, a division of Koninklijke Philips Electronics N.V. and they compete with us on customer support, features and breadth of product offerings. These larger competitors primarily sell directly to large hospitals and teaching institutions and sell a broader range of products designed to outfit a hospital's entire imaging requirements.

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

      Consequently, our current research and development spending is focused primarily on enhancing our existing conventional radiographic products while we study the developments in the digital marketplace. We believe these studies will help us to assure the investments we make in this area are appropriate. Spending for research and development for our Medical Systems Group was approximately $1.6 million, $1.6 million and $1.6 million during fiscal years 2005, 2004 and 2003, respectively.

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

      TRADEMARKS AND PATENTS: The majority of the Medical System Group's products are based on technology that is not protected by patent or other rights. Within the Medical System Group, certain of our products and brand names are protected by trademarks, both in the US and internationally. Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. Our future success is dependent primarily on the technological expertise and management abilities of our employees and the strength of our relationship with our worldwide dealer network.

      GOVERNMENT REGULATION: Our medical imaging systems are medical devices and, therefore, are subject to regulation by the US Food and Drug Administration (the "FDA") and to regulation by foreign governmental authorities. We also are subject to state and local regulation. Regulatory requirements include registration as a manufacturer, compliance with established manufacturing practices, procedures and quality standards, strict requirements dealing with the safety, effectiveness and other properties of the products, conformance with applicable industry standards, product traceability, adverse event reporting, distribution, record keeping, reporting, compliance with advertising and packaging standards, labeling, and radiation emitting qualities of these products. Failure to comply can result in, among other things, the imposition of fines, criminal prosecution, recall and seizure of products, injunctions restricting or precluding production or distribution, the denial of new product approvals and the withdrawal of existing product approvals.

FDA'S PRE-MARKET CLEARANCE AND APPROVAL REQUIREMENTS

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

      After a device receives 510(k) clearance, any modification made to the device requires the manufacturer to determine whether the modification could significantly affect its safety or effectiveness. If it does not, the manufacturer's decision must be documented. If the modification could significantly affect the device's safety and effectiveness, then the modification requires at least a new 510(k) clearance or, in some instances, could require a premarket approval. The FDA requires each manufacturer to make this determination, but the FDA can review any manufacturer's decision. If the FDA disagrees with a manufacturer's decision, the agency may retroactively require the manufacturer to seek 510(k) clearance or premarket approval. The FDA also can require the manufacturer to cease marketing the modified device or recall the modified device (or both) until 510(k) clearance or premarket approval is obtained. We have made minor modifications to our products and, using the guidelines established by the FDA, have determined that these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell one or more of our products until the FDA has cleared new 510(k) submissions for these modifications.

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

PERVASIVE AND CONTINUING FDA REGULATION

      Numerous FDA regulatory requirements apply to our products as well as to components manufactured by some of our suppliers. These requirements include:

      - the FDA's quality system regulation which requires manufacturers to create, implement and follow numerous design, testing, control, documentation and other quality procedures; and

      - Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products.

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

FOREIGN GOVERNMENT REGULATION

      Our products are also regulated outside the US as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA's, in the countries in which we plan to sell our products. We work with our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the US. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9001 certification, which is analogous to compliance with the FDA's Good Manufacturing Practices requirements. We have obtained ISO 9001 certification for all of our medical systems manufacturing facilities. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

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

POWER CONVERSION GROUP - CONTINUING OPERATIONS

      Our Power Conversion Group designs, manufactures, markets and sells high voltage precision components and sub-assemblies and electronic noise suppression components for a variety of applications. These products are utilized by original equipment manufacturers ("OEMs") who build systems that are used in a broad range of markets. Our products are sold under the following industry brands: RFI, Filtron, Sprague and Stanley. This segment is comprised of Electronic Systems and Components.

      This segment designs and manufactures key electronic components such as transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as "noise") among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems.

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

                 COMMERCIAL

                   Power Systems
                   Telecommunications
                   Satellite
                   Meteorological

                 INDUSTRIAL

                   Induction Heating
                   Automotive
                   Capital Equipment

                 MEDICAL

                   Radiation Oncology
                   Magnetic Resonance
                     Imaging ("MRI")

PRODUCTS

      MILITARY APPLICATIONS - Through our relationships with many of the federal government's top defense suppliers, such as Raytheon, Boeing, Lockheed Martin and Northrop Grumman, we supply electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics.

      INDUSTRIAL APPLICATIONS - Our high voltage power components and EMI filters are used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories. Some industrial applications using high voltage subsystems include DNA sequencing, molecular analysis, printed circuit board inspection, structural inspection, food and mail sterilization and semiconductor capital equipment.

      MARKETING, SALES AND DISTRIBUTION: We market our Power Conversion Group products through in-house sales personnel, independent sales representatives in the US, and international agents in Europe, Asia, the Middle East, Canada and Australia. Our sales representatives are compensated primarily on a commission basis and the international agents are compensated either on a commission basis or act as independent distributors. Our marketing efforts emphasize our ability to custom engineer products to optimal performance specifications. We emphasize team selling where our sales representatives, engineers and management personnel all work together to market our products. We also market our products through catalogs and trade journals and participation in industry shows. Sales of the Company's products are typically on open account with 30 day terms. New accounts are established with cash on delivery or cash in advance terms.

      RAW MATERIALS AND PRINCIPAL SUPPLIERS: The Power Conversion Group in most cases uses two or more alternative sources of supply for each of its raw materials, which consist primarily of electronic components and subassemblies, metal enclosures for its products and certain other materials. In certain instances, however, the Power Conversion Group will use a single source of supply when directed by a customer or by need. In order to ensure the consistent quality of the Power Conversion Group's products, the Company performs certain supplier evaluation and qualification procedures, and where possible, enters into strategic partnerships with its suppliers to assure a continuing supply of high quality critical components.

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

      The majority of the Power Conversion Group's raw materials are purchased on open account from vendors pursuant to various individual or blanket purchase orders. Procurement lead times are such that the Company is not required to hold significant amounts of inventory in order to meet customer demand. The Company believes its sources of supply for the Power Conversion Group are adequate to meet its needs

      COMPETITION: Our Power Conversion Group competes with several small, privately owned suppliers of electronic systems and components. From our perspective, competition is primarily based on each company's design, service and technical capabilities, and secondarily on price. Excluding the OEMs that manufacture their own components, based on market intelligence we have gathered, we believe that we are among the top two or three in market share in supplying these products.

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

      PRODUCT DEVELOPMENT: We have a well developed engineering and technical staff in our Power Conversion Group. Our technical and scientific employees are generally employed in the engineering departments at our RFI business unit, and split their time, depending on business mix and their own technical background, between supporting existing production and development and research efforts for new product variations or new customer specifications. Our products include transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as "noise") among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems. No significant engineering related time was charged to research and development spending for the continuing operations of the Power Conversion Group in fiscal years 2005, 2004 or 2003. These time allocations were minimal because our technical and scientific employees were focused on reshaping our production and quality practices at our Bayshore plant.

      TRADEMARKS AND PATENTS: The majority of the Power Conversion Group's products are based on technology that is not protected by patent or other rights. Within the Power Conversion Group, certain of our products and brand names are protected by trademarks, both in the US and internationally. Our future success is dependent primarily on the technological expertise and management abilities of our employees.

      GOVERNMENT REGULATION: We are subject to various US government guidelines and regulations relating to the qualification of our non-medical products for inclusion in government-qualified product lists in order to be eligible to receive purchase orders from a government agency or for inclusion of a product in a system which will ultimately be used by a governmental agency. We have had many years of experience in designing, testing and qualifying our products for sale to governmental agencies. Certain government contracts are subject to cancellation rights at the Government's election. We have experienced no material termination of any government contract and are not aware of any pending terminations of government contracts.

DISCONTINUED OPERATION:

      As of July 31, 2004, the DHV division has been classified as a discontinued operation. This division manufactured and sold high voltage power systems, primarily for security, medical, scientific, military and industrial OEM applications.

      The results of this operation are segregated on the accompanying financial statements as income or loss from discontinued operation. See Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report.

      DHV recorded fiscal 2005 net income of $0.2 million through the October 1, 2004 date the sale of this division was consummated. The division recorded losses of $5.1 million including, impairment losses of $4.9 million for the fiscal year ended July 31, 2004 and recorded income of $0.1 million for the fiscal year ended August 2, 2003.

SEASONALITY

      Revenue in both operating segments is typically lower during the first quarter of each fiscal year due to the shutdown of operations in our Milan, Italy (Medical Systems Group) and Bayshore, New York (Power Conversion Group) facilities for part of August as a result of both vacation schedules and year-end physical inventories.

BACKLOG

      Consolidated backlog at July 30, 2005 was $14.6 million versus backlog at July 31, 2004 of approximately $25.9 million. The backlog in the Power Conversion Group of $6.1 million decreased $1.6 million from levels at beginning of the fiscal year while there was a $9.6 million decrease in the backlog at our Medical Systems Segment. Backlog in the Medical Systems Segment of $8.6 million reflects declines due to shipments of approximately $8.8 million under a large tender order at our international location as well as a decrease in incoming order rates during the period. Substantially all of the backlog should result in shipments within the next 12 months.

EMPLOYEES

      As of July 30, 2005 we had 341 employees in continuing operations. We believe that our employee relations are good. None of our approximately 210 US based employees are represented by a labor union. Employment by functional area as of July 30, 2005, excluding approximately 80 employees at Del High Voltage division, is as follows:

Executive................................................................      2
Administration...........................................................     26
Manufacturing............................................................    238
Engineering..............................................................     46
Sales and Marketing......................................................     29
                                                                             ---
Total....................................................................    341
                                                                             ===

GEOGRAPHIC AREAS

      For further information about Geographic areas the Company operates in as well as other Segment related disclosures refer to Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

RISK FACTORS

      Prospective investors should carefully consider the following risk factors, together with the other information contained in this Annual Report, in evaluating the Company and its business before purchasing our securities. In particular, prospective investors should note that this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 and that actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET AND WE CANNOT PREDICT WHEN OR IF EVER IT WILL BE LISTED ON ANY NATIONAL SECURITIES EXCHANGE.

      Due to our past failure to comply with the United States Securities Laws, our common stock was suspended from trading on the Nasdaq National Market in December 2000. Current pricing information on our common stock has been available in the "pink sheets" published by National Quotation Bureau, LLC. The "pink sheets" is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the "pink sheets" are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely in the "pink sheets" may be difficult to obtain, and shareholders may find it difficult to resell their shares. In order to be re-listed, we will need to meet certain listing requirements. There can be no assurance that we will be able to meet such listing requirements.

FAILURE BY US TO ADHERE TO OUR ADMINISTRATIVE AGREEMENT WITH THE DEFENSE LOGISTICS AGENCY COULD RESULT IN OUR DEBARMENT FROM DOING BUSINESS WITH THE U.S. GOVERNMENT.

      On April 5, 2005, the Company announced that it had reached an administrative agreement with the U.S. Defense Logistics Agency (DLA), a component of the US Department of Defense (DOD), which provides that RFI will not be debarred from doing business with the U.S. Government entities as long as RFI maintains its compliance program and adheres to the terms of the administrative agreement. If RFI fails to maintain its compliance program or RFI or the Company fails to adhere to the terms of the administrative agreement, the DLA could debar the Company from doing business with U.S. Government entities.

OUR BUSINESS IS BASED ON TECHNOLOGY THAT IS NOT PROTECTED BY PATENT OR OTHER RIGHTS.

      The technology and designs underlying our products are unprotected by patent rights. Our future success is dependent primarily on unpatented trade secrets and on the innovative skills, technological expertise and management abilities of our employees. Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. In addition, we cannot guarantee that any protected trade secret could ultimately be proven valid if challenged. Any such challenge, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources and, if successful, require us to pay monetary damages.

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

WE MUST CONDUCT OUR BUSINESS OPERATIONS WITHOUT INFRINGING ON THE PROPRIETARY RIGHTS OF THIRD PARTIES.

      Although we believe our products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against us in the future or that, if asserted, any infringement claim will be successfully defended. A successful claim, or any claim, against us could distract our management's attention from other business concerns and adversely affect our business, financial condition and results of operations.

POTENTIAL PAYMENTS REQUIRED UNDER A CHANGE OF CONTROL AGREEMENTS WITH A FORMER CEO COULD UNDULY BURDEN OUR COMPANY.

      The Company's employment agreement with Samuel E. Park, a former CEO of the Company, provides for payments upon certain changes of control. The Company's Board of Directors elected at the Company's Annual Meeting of Shareholders held on May 29, 2003, had previously reviewed the "change of control" provisions regarding payments totaling up to approximately $1,800,000 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park's counsel demanding payment of certain sums and other consideration pursuant to the Company's employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to change in control and the amendment to the employment agreement, which motions have been fully submitted to the Court for consideration. To date, no decision ha been issued by the Court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity.

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

A SIGNIFICANT NUMBER OF OUR SHARES WILL BE AVAILABLE FOR FUTURE SALE AND COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

      As of October 28, 2005, an aggregate of 10,630,188 shares of our common stock were outstanding. In addition, as of October 28, 2005, there were outstanding warrants to purchase 991,994 shares of our common stock and options to purchase 1,662,494 shares of our common stock, 1,508,742 of which were fully vested. Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future ability to raise capital through offerings of our equity securities. A large volume of sales by holders exercising the warrants or options could have a significant adverse impact on the market price of our common stock.

WE HAVE A LIMITED TRADING MARKET AND OUR STOCK PRICE MAY BE VOLATILE.

      There is a limited public trading market for our common stock in the "pink sheets." We cannot assure you that a regular trading market for our common stock will ever develop or that, if developed, it will be sustained.

      The experiences of other small companies indicate that the market price for our common stock could be highly volatile. Many factors could cause the market price of our common stock to fluctuate substantially, including:

      - future announcements concerning us, our competitors or other companies with whom we have business relationships;

      -     changes in government regulations applicable to our business;

      - overall volatility of the stock market and general economic conditions;

      -     changes in our earnings estimates or recommendations by analysts;
            and

      -     changes in our operating results from quarter to quarter.

      Accordingly, substantial fluctuations in the price of our common stock could limit the ability of our current shareholders to sell their shares at a favorable price.

ITEM 2. PROPERTIES

      The following is a list of our principal properties, classified by segment and subsidiary:

                                                                     APPROX.
                                                                      FLOOR                         OWNED/LEASED
                                                                     AREA IN                         (EXPIRATION
SEGMENT                                          LOCATION            SQ. FT.   PRINCIPAL USES      DATE IF LEASED)
-------------------------------------------  -----------------       -------   --------------      ----------------
MEDICAL SYSTEMS GROUP:
Del Medical Imaging Corp. ................   Franklin Park, IL       68,000         Design and     Leased (2007)
                                                                                 manufacturing
Villa.....................................   Milan, Italy            67,000         Design and     Leased (2011)(1)
                                                                                 manufacturing

POWER CONVERSION GROUP:
Corporate.................................   Valhalla, NY             4,188          Corporate     Leased (2006)(2)
                                                                                  headquarters
RFI.......................................   Bayshore, NY            55,000         Design and     Owned
                                                                                 manufacturing

(1) Villa has the option to purchase this property at the conclusion of this lease.

(2) The Company originally occupied 43,750 square feet in this building. The buyer of the DHV business signed a lease for 34,562 square feet of this space on October 1, 2004. The Company assigned approximately 5,000 square feet of the remaining 9,188 square feet Corporate headquarters space to a third party, leaving 4,188 square feet for our Corporate headquarter space.

      We believe that our current facilities are sufficient for our present requirements. The Company's domestic credit facilities are secured, in part, by a mortgage on RFI's property.

ITEM 3. LEGAL PROCEEDINGS

DOD INVESTIGATION - On March 8, 2002, RFI, a subsidiary of the Company and the remaining part of the Power Conversion Group segment, was served with a subpoena by the US Attorney for the Eastern District of New York in connection with an investigation by the DOD. RFI supplies electro-magnetic interference filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI's Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

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

The Company worked with the US Defense Logistics Agency ("DLA"), a component of the DOD, to avoid any future limitations on the ability of the Company to do business with US Government entities. Such limitations could have included the US Government seeking a "debarment" or exclusion of the Company from doing business with US Government entities for a period of time.

On April 5, 2005, the Company announced that it had reached an administrative agreement with the DLA which provides that RFI will not be debarred from doing business with U.S. Government entities so long as RFI maintains its compliance program and adheres to the terms of the administrative agreement. This agreement with the DLA is the final component of the Company's previously announced settlement of an investigation by the DOD into practices at RFI.

STRATEGIC ALTERNATIVES - On March 21, 2005, the Company was notified by Palladio Corporate Finance S.p.A and Palladio Finaziraria S.p.A (collectively, "Palladio"), the party with whom it signed a non-binding letter of intent for the sale of its Medical Systems Group, that Palladio was terminating negotiations under the letter of intent. The letter of intent provided for a $1.0 million payment payable in the event that no later than March 4, 2005, the buyer was ready, willing and able to enter into a definitive purchase agreement based on the terms of the letter of intent and containing reasonable and customary representations, warranties, terms and conditions relating to the transaction, and the Company elected not to enter into such purchase agreement. Palladio filed a lawsuit against the Company and its Del Medical Imaging Corp subsidiary on April 15, 2005 in the United States District Court, Southern District of New York. The lawsuit seeks payment of the $1.0 million, plus interest, as well as reasonable attorney's fees. The Company filed an Answer to this lawsuit on June 8, 2005 contesting Palladio's claim to these damages, and thereafter served discovery requests. At a court conference held on September 28, 2005, the parties agreed to submit to non-binding mediation in an attempt to settle this dispute. A mediation conference has been scheduled for November 21, 2005. Although there can be no assurance that the Company will not have to pay the $1.0 million, the Company believes that no such payment is payable under the terms of the letter of intent. If the outcome of the non-binding mediation is not acceptable to either party, the Company intends to vigorously defend this lawsuit.

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

In addition, the Company's Board of Directors elected at the Company's Annual Meeting of Shareholders held on May 29, 2003 had previously reviewed the "change of control" provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park's counsel demanding payment of certain sums and other consideration pursuant to the

Company's employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. It is not possible to predict the outcome of these claims. However, the Company's Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company's liquidity in the foreseeable future.

      During fiscal 2004, an Italian subsidiary of the Company began employment termination proceedings against an executive. Subsequently, the executive instituted legal proceedings in the labor court in Italy against the executive's former employer asserting certain monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify" order directing the Company's subsidiary to pay damages of about euro 306,000, plus interest and costs. The subsidiary has challenged this order in the Italian labor court. Subsequently, the executive served a writ of summons on the Company as a third party claim against the Company in the litigation pending with the subsidiary in March 2005. The next hearing date in the Italian labor court on this action is scheduled for October 28, 2005. In addition, the executive has brought an action in the Italian labor court for unlawful dismissal under the Italian labor laws against the Company's subsidiary. The subsidiary entered an appearance and filed a counterclaim. In addition, the executive has brought an action in the Italian Corporate courts challenging the subsidiary's removal of the executive as managing director. The executive has not specified any damages in this action and it is in the preliminary stage. The Company believes that the executive's change in control provision has not been triggered and that the executive's termination was justified. However, based on the court's "pay or justify" order to pay euro 306,000, the Company recorded a charge in fiscal year 2004 of approximately $0.4 million in connection with this matter and which charge is included in Litigation Settlement reserves in the accompanying financial statements.

OTHER LEGAL MATTERS - The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SHAREHOLDER MATTERS

      Our common stock was suspended from trading on the Nasdaq National Market on December 19, 2000 because we had not filed an annual report for the year ended July 29, 2000 within the SEC's prescribed time period. In December 2000, the Nasdaq National Market delisted our common stock and since that time, our common stock has been traded on the "pink sheets," or over-the-counter market, under the symbol "DGTC.PK" and our warrants are traded under the symbol "DGTCW.PK". The "pink sheets" is an over-the-counter market which provides significantly less liquidity than established stock exchanges or the Nasdaq National Market, and quotes for stocks included in the "pink sheets" are not listed in the financial sections of newspapers as are those for established stock exchanges and the Nasdaq National Market.

      As of October 21, 2005, there were approximately 874 holders of record of our common stock. The following table shows the high and low closing bid prices per share of our common stock for the past eight quarters, as reported by the over the counter market. The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

FISCAL PERIOD                                                                             HIGH           LOW
------------------------------------------------------------------------------------    -------       -------
FISCAL 2005
  First Quarter.....................................................................    $  3.05       $  2.50
  Second Quarter....................................................................       2.85          2.30
  Third Quarter.....................................................................       3.50          2.50
  Fourth Quarter....................................................................       3.00          2.40
FISCAL 2004
  First Quarter.....................................................................    $  2.50       $  1.75
  Second Quarter....................................................................       2.83          1.95
  Third Quarter.....................................................................       2.80          2.00
  Fourth Quarter....................................................................       3.00          2.05

      We have not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983. The payment of cash dividends is prohibited under the Credit Facility. We do not intend to pay any cash dividends in the foreseeable future.

      The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2005:

                                                             NUMBER OF                                NUMBER OF
                                                         SECURITIES TO BE                            SECURITIES
                                                            ISSUED UPON       WEIGHTED-AVERAGE   REMAINING AVAILABLE
                                                            EXERCISE OF       EXERCISE PRICE OF  FOR FUTURE ISSUANCE
                                                            OUTSTANDING          OUTSTANDING        UNDER EQUITY
                                                         OPTIONS, WARRANTS    OPTIONS, WARRANTS     COMPENSATION
                     PLAN CATEGORY                          AND RIGHTS          AND RIGHTS            PLANS(1)
-------------------------------------------------------  -----------------   ------------------  ------------------
Equity compensation plans approved by security holders:
  Stock Option Plan..................................         1,662,494           $  3.81             538,681
Equity compensation plans not approved by security
  holders:
  Warrants issued in connection with the acquisition
   of Villa (2)......................................            50,000           $  7.94              None

  Warrants issued in settlement of class action
   lawsuit (3).......................................           941,994           $  1.50         Not applicable

      (1) Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

      (2) These warrants were granted to the former majority shareholder of Villa in connection with the acquisition of Villa in December 1999. They expire in December 2005.

      (3) Pursuant to our class action settlement with our shareholders concerning allegations that the Company had violated federal Securities laws, we issued 2.5 million shares of our common stock and one million warrants to purchase our common stock at $2.00 per share. The issuance of these securities was pursuant to a court order issued in connection with the settlement of this class action lawsuit in January 2002, and therefore was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)
(10) thereof. These warrants were originally set to expire in March 2008.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

      The selected income statement data presented for the fiscal years ended July 30, 2005, July 31, 2004 and August 2, 2003 and the balance sheet data as of July 30, 2005 and July 31, 2004 have been derived from our audited consolidated financial statements included elsewhere in this form 10-K. The income statement data for the years ended August 3, 2002 and July 28, 2001 and the balance sheet data as of August 2, 2003, August 3, 2002 and July 28, 2001 have been derived from audited financial statements not included herein. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, "Financial Statements and Supplementary Data" thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this form 10K.

                                                                                 FISCAL YEARS ENDED
                                                         ------------------------------------------------------------------
                                                           JULY 30,      JULY 31,      AUGUST 2,      AUGUST 3,    JULY 28,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                         2005         2004(1)       2003(2)        2002(3)      2001(4)
-----------------------------------------------------    -----------   -----------   -----------    ----------   ----------
INCOME STATEMENT DATA:
Net sales............................................    $    84,872   $    83,827   $    68,212    $   68,288   $   70,441
Gross margin.........................................         22,281        21,315        15,670        14,715       14,029
Selling, general and administrative..................         16,452        15,907        17,904        16,041        9,424
Research and development.............................          1,636         1,562         1,593         1,502        2,392
Litigation settlement costs..........................            300         3,652         2,126         7,713        9,759
Facilities reorganization costs......................              -             -           128             -          822
Operating income (loss)..............................          3,893           194        (6,081)      (10,541)      (8,368)
Minority interest....................................            393           559           115           197          379
Provision (benefit) for income taxes.................          2,054         8,691         8,233        (1,982)      (3,470)
Income (loss) from continuing operation..............            193       (10,729)      (15,173)       (9,919)      (5,671)
Discontinued operation..............................             199        (5,095)          128        (2,093)      (2,850)
Net income (loss) (5)................................            392       (15,824)      (15,045)      (12,012)      (8,521)
Net income (loss) per share - Basic
Continuing operations................................    $      0.02   $     (1.04)  $     (1.46)   $     (1.14  $    (0.73)
Discontinued operation...............................           0.02         (0.49)         0.01          (0.24)      (0.36)
                                                         -----------   -----------   -----------    -----------  ----------
Net income (loss) per basic share(5).................    $      0.04   $     (1.53)  $     (1.45)   $     (1.38) $    (1.09)
Net income (loss) per share - Diluted

Continuing operations................................    $      0.01   $     (1.04)  $     (1.46)   $     (1.14  $    (0.73)
Discontinued operation...............................           0.02         (0.49)         0.01          (0.24)      (0.36)
                                                         -----------   -----------   -----------    -----------  ----------
Net income (loss) per  diluted share(5)..............    $      0.03   $     (1.53)  $     (1.45)   $     (1.38) $    (1.09)
                                                         ===========   ===========   ===========    ============ ==========
Weighted average shares outstanding - Basic                   10,490        10,334        10,376          8,704       7,817
Weighted average shares outstanding - Diluted                 11,465        10,334        10,376          8,704       7,817

                                                                                                       AS OF
                                                                JULY 30,    JULY 31,     AUGUST 2,    AUGUST 3,   JULY 28,
                                                                  2005        2004         2003         2002        2001
                                                               ---------   ----------    ---------    --------   ---------
BALANCE SHEET DATA:
Working capital.............................................   $  10,122   $    7,764    $  13,598    $ 18,646   $   22,269
Total assets................................................      40,776       49,261       60,492      77,697       81,658
Long-term debt and subordinated note........................       6,454        7,038        7,100       6,724        6,222
Shareholders' equity........................................       9,228        7,775       22,979      37,141       41,791

      (1) Net loss for the year ended July 30, 2004 includes a $9,794 income tax provision related to the establishment of a deferred tax valuation allowance. In addition, net loss reflects the accrual of a $3,199 charge related to the DOD investigation of our RFI subsidiary and $454 related to a motion filed in February 2004 related to the warrants to purchase common stock that were issued in fiscal year 2002. For more information about these legal charges, see Part I, Item 3 "Legal Proceedings" of this Annual Report.

      (2) Net loss for the year ended August 2, 2003 includes approximately $7,967 income tax provision related to the establishment of a deferred tax valuation allowance. In addition, net loss reflects the accrual of a $2,347 charge related to an ongoing DOD Investigation of our RFI subsidiary. For more information about the DOD investigation, see Part I, Item 3, and "Legal Proceedings" of this Annual Report. See Notes to Consolidated Financial Statements included in Part II, Item 8," of this Annual Report.

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

      (5) Effective August 4, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective August 4, 2002. Assuming goodwill was not amortized pursuant to SFAS No. 142, the net loss would have been $11,881 and, $8,390 in fiscal 2002 and 2001, respectively. Net loss per basic and diluted share would have been $1.37 and $1.07 in fiscal 2002 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition to other information in this Annual Report, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory matters, and favorable general economic conditions. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company's filings with the SEC including the Company's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

      The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical imaging and diagnostic systems consisting of stationary and portable x-ray systems, radiographic/fluoroscopic systems, dental imaging systems and proprietary high-voltage power conversion subsystems for medical and other critical industrial applications. The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications. We manage our business in two operating segments: our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses. See Part I, Item 1, "Business-Operating Segments" of this Annual Report for discussions of the Company's segments.

On October 1, 2004, we sold this division for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. Accordingly, the results of operations have been restated to show this division as a discontinued operation.

CRITICAL ACCOUNTING POLICIES

      Complete descriptions of significant accounting policies are outlined in
Note 1 of the Notes to Consolidated Financial Statements included in Part II,
Item 8, "Financial Statements and Supplementary Data" of this Annual Report. Within these policies, we have identified the accounting for deferred tax assets and the allowance for obsolete and excess inventory as being critical accounting policies due to the significant amount of estimates involved. In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

DEFERRED TAXES

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

      During fiscal year 2005, the Company recorded taxable income on a consolidated basis and its individual domestic business units were profitable. However, after factoring in approximately $4.6 million in unallocated costs of the Other reporting segment which are considered domestic costs for income tax purposes, the Company experienced a domestic taxable loss during the period. Accordingly, the Company has concluded that it should continue to carry a 100% valuation allowance against domestic deferred tax assets and has not recorded any income tax benefit for this domestic taxable loss during fiscal 2005.

      We recorded a tax provision with respect to the income of Villa in all periods presented and anticipate it is more likely than not the remaining deferred tax asset which relates to our Villa subsidiary will be utilized against future operating profits or as an offset to dividend income received from our Villa subsidiary. The deferred tax assets on the balance sheet of $0.8 million related to Villa, is net of a $0.5 million valuation allowance established in prior years. However, we can make no assurances that our Villa subsidiary will generate profits in the future.

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

VALUATION OF FINISHED GOODS INVENTORIES

      In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of July 30, 2005, finished goods represented approximately 15% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS - CONTINUING OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

      Consolidated net sales of $84.9 million for fiscal year 2005 increased by $1.0 million or 1.2 % from fiscal 2004 net sales of $83.8 million, due to increases at the Power Conversion Group and consistent year to year sales levels at the Medical Systems Group. The Power Conversion Group's fiscal 2005 sales of $14.1 million increased by $1.0 million or 7.7% from last year's levels primarily reflecting manufacturing flow improvements and a decrease in late orders of $0.7 million. The Medical Systems Group's fiscal 2005 sales of $70.8 million were consistent with the prior year's as a $1.0 million increase in domestic shipments was offset with a corresponding decrease in shipments from our international location. Domestic shipments were higher due to increases in sales of higher priced digital X-ray units. Decreased shipments at international locations were due to the strong Euro causing pricing for our international products to be less attractive in non-Euro denominated markets as well as a decrease in larger "tender orders in fiscal 2005 versus the prior year. The Company is obtaining international certifications for certain of its domestically manufactured product in order to have US dollar based offerings in these non-Euro denominated economies.

      Consolidated backlog at July 30, 2005 was $14.6 million versus backlog at July 31, 2004 of approximately $25.9 million. The backlog in the Power Conversion Group decreased $1.6 million from levels at beginning of the fiscal year while there was an $9.6 million decrease in the backlog at our Medical Systems Segment. Backlog in the Medical Systems Segment reflects declines due to shipments of approximately $8.8 million under a large tender order at our international location as well as a decrease in incoming order rates during the period. Substantially all of the backlog should result in shipments within the next 12 months.

      Gross margins as a percent of sales were 26.3% for fiscal 2005, compared to 25.4% in fiscal 2004. The Power Conversion Group's gross margins fiscal 2005 were 41.0%, versus 30.2% in the prior year. Fiscal 2005 Power Conversion group margins benefited from increased absorption of fixed costs as a result of higher sales levels, decreased material costs as a percent of sales due to improved procurement practices and lower waste levels. For the Medical Systems Group, fiscal 2005 gross margins of 23.3% were lower than the 24.5% level in the prior year reflecting higher engineering costs related to product certifications and the higher material costs affiliated with the increase in digital unit sales in fiscal 2005.

      SG&A expenses for fiscal 2005 were $16.5 million (19.4% of sales) compared to $15.9 million (19.0% of sales) in the prior year's period. The increase in SG&A for fiscal 2005 is primarily due to increased corporate legal and professional costs related to the strategic alternatives program, partially offset by reduced selling expenses in the Medical Systems Segment. Fiscal 2005 SG&A also includes a $0.5 million write-off of net deferred pension costs associated with the termination of a frozen Power Conversion Group pension plan. In addition the Power Conversion Group's SG&A, excluding litigation settlement costs in both periods, increased $0.3 million reflecting increased headcount in fiscal 2005.

      During the second quarter of fiscal 2004, we reached an agreement in principal with the U.S. Government regarding a settlement of the civil and criminal aspects of the previously disclosed Department of Defense ("DOD") investigation of our RFI subsidiary (See Part I Item 3 "Legal Proceedings"). The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $5.0 million.

      In connection with this settlement, the Company recognized an additional charge for Litigation settlement costs of approximately $3.2 million in the second quarter of fiscal 2004. This charge represented the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and the up to $5.0 million in fines and restitution, plus estimated legal and professional fees, related to this settlement. The fine was paid during the first quarter of fiscal 2005, subject to Court approval. At the sentencing, which occurred on March 15, 2005, the Court imposed an additional fine of $0.3 million related to this matter. Accordingly, the Company has recorded an additional charge for Litigation settlement costs of $0.3 million in the second quarter of fiscal 2005. During the fourth quarter of fiscal 2004, the Company recorded a charge of approximately $0.5 million to Litigation Settlement Costs in recognition of the modification of warrants formerly issued in conjunction with a shareholder settlement and the related legal and professional fees incurred.

      For fiscal 2005, we recognized operating income of $3.9 million compared to operating income of $0.2 million in fiscal 2004. The Medical Systems Group had an operating profit of $5.6 million for fiscal 2005 and the Power Conversion Group achieved an operating profit of $2.8 million, partly offset by unallocated corporate costs of $4.6 million. Fiscal 2005 and fiscal 2004 operating income was net of $0.3 million and $3.7 million, respectively, of litigation settlement costs, principally related to the DOD settlement as explained above.

      Interest expense for fiscal 2005 was lower than the prior expense due to decreased borrowings and lower interest rates and the absence of these fees.

      The Company has not provided for a U.S. domestic income tax benefit in fiscal 2005 because it continues to maintain a full valuation allowance relative to its deferred tax assets as discussed in Critical Accounting Policies, above. With the exception of tax provisions and adjustments recorded at Villa, our Italian subsidiary, we recorded no adjustments to our current or net deferred tax accounts during fiscal 2005. Management periodically evaluates the likelihood of the recoverability of the deferred tax asset recognized on our balance sheet. Based on management analysis, we believe it is more likely than not that the remaining deferred tax assets, which relate to our foreign subsidiary will be realized.

      Provision for income taxes for fiscal 2004 reflects the establishment of a $7.2 million deferred tax valuation allowance as discussed in Critical Accounting Policies, above.

      As discussed above, the Discontinued Operation is related to our DHV division, which was sold on October 1, 2004. The discontinued operation in the first quarter of fiscal 2005 reflect the operations of the DHV division through the date of sale, which recorded income from operations of $0.2 million during the first quarter of fiscal 2005. The discontinued operation in fiscal 2004 included a write down of assets to net realizable value of $3.5 million and losses from operations of $1.6 million

      Reflecting the above, we recorded net income of $0.4 million or $0.04 per basic share and $0.03 per diluted share in fiscal 2005, as compared to a net loss of $15.8 million, or $1.53 per share(basic and diluted), during fiscal 2004.

FISCAL 2004 COMPARED TO FISCAL 2003

      Consolidated net sales of $83.8 million for fiscal year 2004 increased by $15.6 million or 22.9% from fiscal 2003 net sales of $68.2 million. The Medical Systems Group fiscal 2004 sales of $70.8 million improved by $14.7 million or 26.1%, with most of the increase at our international location offsetting a decline at domestic locations, plus favorable exchange rate effects from the translation of Villa's financial statements from euros to dollars of approximately $1.4 million. This increase in sales included the second quarter fiscal 2004 shipment of $8.2 million of medical equipment to the Ministry of Social Services in Mexico. The Power Conversion Group fiscal 2004 sales of $13.1 million improved by $1.0 million or 8.0%. Prior year Power Conversion Group sales were lower due to effects of the DOD investigation.

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

      Gross margins as a percent of sales were 24.5% in fiscal 2004, compared to 23.0% in fiscal 2003. The Power Conversion Group's margins for fiscal 2004 were 30.2% versus 28.9% in the prior year. The fiscal 2004 margins increased due to improvements in procurement practices resulting in lower average material costs. The Medical Systems Group's fiscal 2004 gross margins were 24.5% compared to 21.7% in fiscal 2003 due to higher margins domestically as a result of cost control measures.

      Selling, General and Administrative expenses ("SG&A") for fiscal 2004 were $15.9 million (19.0% of sales), compared to $17.9 million (26.2% of sales) in the same period in the prior year. The decline in SG&A during fiscal 2004 is a result of reduced corporate legal and accounting costs.

      During fiscal 2004, we reached a settlement with the US government regarding the civil and criminal aspects of the previously disclosed investigation of our RFI subsidiary (See Part I Item 3 "Legal Proceedings"). The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $5.0 million if paid by September 30, 2004.

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

      In February 2004, a plaintiff class filed a motion claiming damages due to Del Global's failure to timely complete a registration statement for the shares of common stock issuable upon exercise of warrants which were issued in conjunction with a class action settlement approved by the courts in January 2002. In settlement of this matter, Del Global modified the exercise, or "strike," price of the warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During the fourth quarter of Fiscal 2004, the Company recorded a charge of approximately $0.5 million to Litigation Settlement Costs in recognition of the modification to the warrants and the related legal and professional fees incurred.

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

      Interest expense for fiscal 2004 was higher than the prior year's comparable period reflecting $0.6 million in fees related to an amendment of the GECC Facility.

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

      The provision for income taxes for 2004 reflects the establishment of a $9.8 million deferred tax valuation allowance as discussed in Critical Accounting Policies, above. As of July 31, 2004 the Company's domestic deferred tax assets are subject to a 100% valuation allowance based on management's analysis of the likelihood of the recoverability of the remaining domestic deferred tax assets. Any remaining deferred tax assets on our balance sheet as of July 31, 2004 relate to our Villa subsidiary which has been historically profitable. During fiscal 2003, the Company established a $7.9 million valuation allowance, as discussed above.

      Minority interest for fiscal 2004 was $0.6 million as compared to $0.1 million in fiscal 2003. This increase reflects the improved operating results of our foreign subsidiary in the Medical Systems Group.

      As discussed above, the Discontinued Operation is related to our Del High Voltage Division, which was sold on October 1, 2004. Discontinued operations in fiscal 2004 included a write down of assets to net realizable value of $3.5 million and losses from operations of $1.6 million. In fiscal 2003, the discontinued operation had net income of $0.1 million.

      Reflecting the above, we recorded a net loss of $15.8 million, or $1.53 per share, in fiscal 2004 as compared to a net loss of $15.0, or $1.45 per share million in fiscal 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      FISCAL 2005 COMPARED TO FISCAL 2004

      We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.

      Working Capital -- At July 30, 2005 and July 31, 2004, our working capital was approximately $10.1 million and $7.8 million, respectively. At such dates, we had approximately $1.5 million and $4.8 million, respectively, in cash and cash equivalents, the majority of which is at our Villa subsidiary in Italy. As of July 30, 2005, we had approximately $0.5 million of excess borrowing availability under our domestic revolving credit facility compared to $5.8 million at July 31, 2004, reflecting the payment of a $5.0 million fine to the DOD in September 2004.

      In addition, as of July 30, 2005 and July 31, 2004, our Villa subsidiary had an aggregate of approximately $ 7.5 million and $7.5 million, respectively, of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

      Cash Flows from Operating Activities - For the year ended July 30, 2005, the Company used approximately $7.5 million of cash for continuing operations, compared to a generation of $6.0 million in the prior fiscal year. Contributing to cash usage in fiscal 2005 was the payment of a total of $5.1 million in fines and legal fees related to the DOD settlement that were accrued as of July 30,2004 and the payment of an additional $0.3 million at time of sentencing as explained in "Legal Proceedings" in Part I, Item 3 of this Annual Report.

      Cash Flows from Investing Activities -- We have made approximately $0.9 million in facility improvements and capital equipment expenditures for the year ended July 30, 2005 compared to $ 0.5 million for the comparable prior fiscal year period.

      Cash Flows from Financing Activities -- During the year ended July 30, 2005, we borrowed a total of approximately $ 1.6 million on our domestic and Italian credit facilities. In addition, the Villa subsidiary paid a dividend of approximately $2.5 million, of which $0.5 million was paid to Villa's minority shareholders. The remaining $1.9 million, net of withholding taxes, was an intercompany transaction with the Company and therefore eliminated in the accompanying consolidated financial statements. We also received a total of $0.4 million in payment of the exercise price of stock options and warrants during fiscal 2005.

      The following table summarizes our contractual obligations, including debt and operating leases at July 30, 2005 (in thousands):

                                                                         WITHIN         2-3          4-5         AFTER5
                 OBLIGATIONS                             TOTAL (1)       1 YEAR        YEARS         YEARS        YEARS
----------------------------------------------           ---------     ---------     ---------     ---------    ---------
Long-Term Debt Obligations....................           $   2,172     $     573     $     862     $     588    $     149
Capital Lease Obligations.....................               2,963           210           673           770        1,310
Subordinated Note.............................               2,158             -         2,158             -            -
Interest on long term obligations and note....               1,239           601           432           154           52
Operating Lease Obligations...................                 776           454           322             -            -
                                                         ---------     ---------     ---------     ---------    ---------
Total Contractual Cash Obligations............           $   9,308     $   1,838     $   4,447     $   1,512    $   1,511
                                                         =========     =========     =========     =========    =========

      (1) In addition to the long term obligations above, as of July 30, 2005 we had approximately $4 million in revolving credit debt in the US and $ 0.3 million in Italy. The Italian credit facilities are generally renewed on a yearly basis and the GECC Facility, as amended, matured in August 2005. The Company refinanced the GECC Facility with a combination of a $6 million formula based revolving credit facility and a $2 million term loan entered into with North Fork Bank, as described more fully below.

      Credit Facility and Borrowing -- As of July 30, 2005, the Company had a $5 million senior revolving credit agreement, as amended, entered into on June 10, 2002 with Transamerica Corporation (the "GECC Facility"). In January 2004, GE Business Capital Corporation ("GECC") completed the acquisition of Transamerica Corporation and assumed the ownership and administration of our US credit facility. This facility, as amended, expired August 1, 2005 and was refinanced by the Company with another lender. Interest under the GECC Facility was based on thirty day commercial paper rates plus a margin of 3.5%. The interest rate on the GECC Facility was 4.75% at July 30, 2005 and 5.0% at July 31, 2004. The GECC Facility was subject to commitment fees of 3/8% on the daily unused portion payable monthly. Under terms of the GECC Facility, interest was calculated based on the higher of the actual balance, or a floor revolving credit balance of $5 million. In addition, the facility was subject to a $10,000 per month additional fee for each month it remained outstanding past December 2004.The GECC Facility was secured by substantially all of the Company's accounts receivable, inventory, and fixed assets in the US. The terms of the GECC Facility required the Company to comply with various operational and financial covenants, and placed limitations on the Company's ability to make capital expenditures and to pay dividends. The Company was in compliance with these various covenants, with the exception of the fixed charge coverage ratio during the third quarter of fiscal 2005. On June 9, 2005 the Company and GECC signed the Ninth Amendment to the GECC Facility. This Ninth Amendment waived the event of default arising from the Company's non-compliance with the fixed charge coverage ratio covenant. In addition the Ninth Amendment lowered the minimum availability covenant under the line from $500,000 to $250,000.

      On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the "North Fork Facility") and repaid the GECC facility. The North Fork Facility provides for a $6 million formula based revolving credit facility based on the Company's eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2 million under a term loan facility secured by the Company's Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5 % or alternatively at a LIBOR rate plus 2.5%. The $2 million term loan is repayable in monthly installments of $16,667 with the a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75 % or a LIBOR rate plus 2.75%. At the closing on August 1, 2005, the Company had $1.7 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements as described more fully in Part I-Item 3 "Legal Proceedings". The North Fork Facility is secured by substantially all of the Company's accounts receivable, inventory and fixed assets in the US.

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

      As of May 1, 2004, the Company has a frozen defined benefit plan that was under-funded. In accordance with SFAS No. 88, at the time of final settlement of the pension plan, the Company will recognize an expense to recognize its under-funded status. During fiscal 2005, the Company applied to the Pension Benefit Guaranty Corp and to the IRS for a determination letter and approval to terminate this plan. In the fourth quarter of fiscal 2005, the Company recognized a related non-cash charge of approximately $0.5 million to write off the pension assets on its balance sheet in recognition of the formal decision to terminate the plan. In preparation for the plan termination, the Company transferred $0.1 million to the pension account in April 2005. This transfer, including cash already on hand in this account, has fully funded the expected cash disbursement of $0.2 million due at the time the Company receives the IRS determination letter approving the final settlement.

      As described in Part I, Item 3, Legal Proceedings of this Annual Report, on March 8, 2002, RFI, a subsidiary of the Company and the remaining part of the Power Conversion Group segment, was served with a subpoena by the US Attorney for the Eastern District of New York in connection with an investigation by the DOD. RFI supplies electromagnetic interference filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI's Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

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

      The Company worked with the US Defense Logistics Agency (DLA), a component of the DOD, to avoid any future limitations on the ability of the Company to do business with US Government entities. Such limitations could have included the US Government seeking a "debarment" or exclusion of the Company from doing business with US Government entities for a period of time.

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

      The Company's Board of Directors, elected at the Company's Annual Meeting of Shareholders held on May 29, 2003, had reviewed the "change in control" provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and its former Chief Executive Officer, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the

Company received a letter from Mr. Park's counsel demanding payment of certain sums and other consideration pursuant to the Company's employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the Court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. It is not possible to predict the outcome of these claims; however, the Company's Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company's liquidity in the foreseeable future.

      During the fourth quarter of fiscal 2004, the Company recorded $0.4 million related to potential change of control payments the Company may have been required to make to a former executive. During fiscal 2005, a different member of the executive management asserted a diminishment of duties claim under his change in control agreement. Based on a settlement offer made by the Company to this executive, the Company recorded a charge of approximately $0.5 million during the second quarter of fiscal 2005. Such amounts are included in selling, general and administrative expense. On June 2, 2005, the Company entered into a Separation and Release Agreement with this executive. Under such Agreement, the Company paid this executive approximately $0.5 million, representing a severance payment and certain legal fees and expenses such executive incurred in connection with his separation from the Company.

      On October 1, 2004, the Company completed the sale of its DHV division for $3.1 million plus the assumption of $0.8 million of liabilities as described more fully in the Notes to the Consolidated Financial Statements included in
Part II, Item 8 of this Annual Report.

      On March 21, 2005, the Company was notified by the party with whom it signed a non-binding letter of intent for the sale of its Medical Systems Group that the buyer was terminating negotiations under the letter of intent. The letter of intent provided for a $1.0 million payment payable in the event that no later than March 4, 2005, the buyer was ready, willing and able to enter into a definitive purchase agreement based on the terms of the letter of intent and containing reasonable and customary representations, warranties, terms and conditions relating to the transaction, and the Company elected not to enter into such purchase agreement. The party with whom the Company signed the letter of intent commenced filed a lawsuit on April 15, 2005 in the United States District Court, Southern District of New York seeking payment of the $1.0 million, plus interest, as well as reasonable attorney's fees. The Company filed an answer to this lawsuit on June 8, 2005 contesting the buyers claim to these damages, and thereafter filed discovery requests. At a court conference held on September 28, 2005, the parties agreed to submit to non-binding mediation in an attempt to settle this dispute. A mediation conference has been scheduled for November 21, 2005. Although there can be no assurance that the Company will not have to pay the $1.0 million, the Company believes that no such payment is payable under the terms of the letter of intent. If the outcome of the-non-binding mediation is not acceptable to either party, the Company intends to vigorously defend this lawsuit.

      The Company has or had no investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this form 10K.

      We anticipate that cash generated from operations and amounts available from credit facilities will be sufficient to satisfy currently projected operating cash needs for at least the next twelve months, and for the foreseeable future.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment," which established standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowed under APB Opinion No. 25. SFAS No 123 (R) will be effective for fiscal years beginning after June 15, 2005. The statement does not require restatement of previously issued statements and can be applied on a prospective basis. The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, with early application permitted. The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3." This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements or results of operations.

      In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN No. 47 will have a material impact on the Company's financial statements or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK

      Our US and foreign revolving credit facilities and certain of our Italian subsidiary's long-term debt incur interest charges that fluctuate with changes in market interest rates. See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Based on the balances as of July 30, 2005, an increase of 1/2 of 1% in interest rates would increase interest expense by approximately $28,000 annually. There is no assurance that interest rates will increase or decrease over the next fiscal year. Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

FOREIGN CURRENCY RISK

      The financial statements of Villa are denominated in Euros. Based on our historical results and expected future results, Villa accounts for approximately 43% to 55% of our total revenues, based in part on the rate at which Villa's Euro denominated financial statements have been or will be converted into US dollars. In addition, over the last three years, Villa has contributed positive operating income, as compared to our consolidated operating losses. Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the US dollar value of future Euro earnings. A 10% decline in the value of the Euro in fiscal 2005, for example, would have reduced sales by approximately $4.5 million, and would have decreased our consolidated income from continuing operations by approximately $153,000 (due to the reduction in the US dollar value of Villa's operating income.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 30, 2005, the Company dismissed Deloitte & Touche LLP ("Deloitte") as its independent registered public accounting firm. The Company's Audit Committee of the Board of Directors (the "Audit Committee") recommended the dismissal of Deloitte. During the Company's most recent two fiscal years, Deloitte's report on the financial statements did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits for the two previous recent fiscal years ended August 3, 2003 and July 31, 2004, and the nine-month subsequent interim period ended April 30, 2005, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference thereto in their reports on the financial statements for such fiscal years. During the two most recent fiscal years and through the date of dismissal, there have been no "reportable events," as such term is defined in
Item 304(a)(1)(v) of Regulation S-K.

      On June 30, 2005, the Company engaged BDO Seidman, LLP ("BDO") as its principal accountant. The engagement of BDO was recommended by the Audit Committee.

      During the two most recent fiscal years and prior to its engagement, the Company had not consulted with BDO regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of the Company's management, including Walter F. Schneider, Chief Executive Officer and Mark A Koch, Principal Accounting Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, as of the date of this Annual Report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

      In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's fourth fiscal quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 for all directors and executive officers of the Company is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the 2006 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item 11 with respect to executive compensation is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the 2006 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 12 with respect to security ownership of directors, executive officers and substantial stockholders is incorporated herein by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the 2006 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 with respect to certain relationships and transactions between directors and executive officers and substantial stockholders of the Company with the Company is incorporated by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the 2006 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item 14 with respect to principal accounting fees and services is incorporated by reference to the Company's definitive Proxy Statement pursuant to Regulation 14A for the 2006 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                            PAGE NUMBER
(a) 1. FINANCIAL STATEMENTS
       CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:
       Reports of Independent Registered Public Accounting Firms...................................            F1 - F2
       Consolidated Balance Sheets as of July 30, 2005 and July 31, 2004...........................            F3 - F4
       Consolidated Statements of Operations for the Fiscal Years Ended July 30, 2005, July 31,
         2004 and August 2, 2003...................................................................                 F5
       Consolidated Statements of Cash Flows for the Fiscal Years Ended July 30, 2005, July 31,
         2004 and August 2, 2003...................................................................                 F6
       Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended July 30,
         2005, July 31, 2004 and August 2, 2003....................................................            F7 - F8
       Notes to Consolidated Financial Statements for the Fiscal Years Ended July 30, 2005,
         July 31, 2004 and August 2, 2003..........................................................           F9 - F28
    2. FINANCIAL STATEMENT SCHEDULES
       Report on Financial Statement Schedule......................................................                F29
       Schedule II Valuation and Qualifying Accounts...............................................                F30

3. EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------   ----------------------------------------------------------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------   ----------------------------------------------------------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------   ----------------------------------------------------------------------
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

 4.17*    Amendment No. 2 dated July 7, 2005 to the Del Global Technologies
          Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000 and July 17,
          2003). Filed as Exhibit 99.01 to Del Global Technologies Corp. Current
          Report on Form 8-K dated July 7, 2005 and incorporated herein by reference.

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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------   ----------------------------------------------------------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------   ----------------------------------------------------------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------   ----------------------------------------------------------------------
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

 10.39    First Amendment to Villa Loan Agreement dated October 22, 2004 between
          Del Global Technologies Corp and Villa Sistemi Medicali, S.p.A filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on
          Form 8-K filed October 26, 2004 and incorporated herein by reference.

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

 10.41 Consent and Seventh Amendment to the Loan and Security Agreement dated as of February 2, 2005, among Del Global Technologies Corp., Bertan
          High Voltage Corp., RFI Corporation and Del Medical Imaging Corp.
          (Borrowers) and GE Business Capital Corporation F/K/A Transamerica
          Business Capital Corporation filed as Exhibit 99.1 to Del Global
          Technologies Corp. Current Report on Form 8-K filed February 7, 2005 and incorporated herein by reference.

 10.42    Administrative Agreement dated as of April 1, 2005 between Del Global
          Technologies Corp., RFI Corporation and the Defense Logistics Agency.
          Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed April 5, 2005 and incorporated herein by reference.

 10.43 Consent and Eighth Amendment to the Loan and Security Agreement dated as of April 5, 2005, among Del Global Technologies Corp., Bertan High
          Voltage Corp., RFI Corporation and Del Medical Imaging Corp.
          (Borrowers) and GE Business Capital Corporation F/K/A Transamerica
          Business Capital Corporation filed as Exhibit 99.02 to Del Global
          Technologies Corp. Current Report on Form 8-K filed April 5, 2005 and incorporated herein by reference.

 10.44*   Senior Management Incentive Plan filed as Exhibit 99.01 to Del Global
          Technologies Corp. Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference.

 10.45*   Severance Benefits Letter Agreement dated as of May 23, 2005 between
          Del Global Technologies Corp. and Walter F. Schneider. Filed as
          Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form
          8-K filed May 25, 2005 and incorporated herein by reference.

 10.46*   Severance Benefits Letter Agreement dated as of May 23, 2005 between
          Del Global Technologies Corp. and Mark A. Koch. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed May
          25, 2005 and incorporated herein by reference.

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
-------   ----------------------------------------------------------------------
 10.47    Separation Agreement and Release dated as of April 1, 2005 between Del
          Global Technologies Corp. and Edward Ferris filed as Exhibit 99.01 to
          Del Global Technologies Corp. Current Report on Form 8-K filed June 6,
          2005 and incorporated herein by reference.

 10.48 Waiver and Ninth Amendment to the Loan and Security Agreement dated as of June 9, 2005, among Del Global Technologies Corp., Bertan High
          Voltage Corp., RFI Corporation and Del Medical Imaging Corp.
          (Borrowers) and GE Business Capital Corporation F/K/A Transamerica
          Business Capital Corporation filed as Exhibit 99.01 to Del Global
          Technologies Corp. Current Report on Form 8-K filed June 9, 2005 and incorporated herein by reference.

 10.49    Loan and Security Agreement dated as of August 1, 2005 among Del
          Global Technologies Corp., RFI Corporation, Del Medical Imaging Corp.
          and North Fork Business Capital Corporation. Filed as Exhibit 10.01 to
          Del Global Technologies Corp. Current Report on Form 8-K filed August
          3, 2005 and incorporated herein by reference.

 10.50    Second Amendment to Villa Loan Agreement dated August 1, 2005 between
          Del Global Technologies Corp and Villa Sistemi Medicali, S.p.A filed as Exhibit 10.02 to Del Global Technologies Corp. Current Report on
          Form 8-K filed August 3, 2005 and incorporated herein by reference.

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

 23.2     Consent of BDO Seidman LLP (1).

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

------------
*   Represents a management contract or compensatory plan or arrangement.

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DEL GLOBAL TECHNOLOGIES CORP.

October 28, 2005                   By: /s/ Walter F. Schneider
                                       -------------------------------------
                                       Walter F. Schneider
                                       President and Chief Executive Officer

October 28, 2005                   By: /s/ Mark Koch
                                       -------------------------------------
                                       Mark Koch
                                       Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Henderson           Director -- Chairman          October 28, 2005
-------------------------
James Henderson

/s/ Walter Schneider          Director - President and      October 28, 2005
-------------------------     Chief Executive Officer
Walter Schneider

/s/ Merrill McPeak            Director                      October 28, 2005
-------------------------
Merrill McPeak

/s/ Gerald M. Czarnecki       Director                      October 28, 2005
-------------------------
Gerald M. Czarnecki

/s/ James Risher              Director                      October 28, 2005
-------------------------
James Risher

/s/ Edgar J. Smith, Jr.       Director                      October 28, 2005
-------------------------
Edgar J. Smith, Jr.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Del Global Technologies Corp.
Valhalla, New York

We have audited the accompanying consolidated balance sheet of Del Global Technologies Corp. and subsidiaries as of July 30, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended July 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries at July 30, 2005, and the results of its operations and its cash flows for the year ended July 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Valhalla, New York
October 14, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Del Global Technologies Corp.
Valhalla, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of July 31, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the fiscal years ended July 31, 2004 and August 2, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2, as it relates to the years ended July 31, 2004 and August 2, 2003. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries at July 31, 2004, and the results of their operations and their cash flows for each of the fiscal years ended July 31, 2004 and August 2, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE AND TOUCHE, LLP

New York, New York
October 28, 2004

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

                                                                                                JULY 30,       JULY 31,
                                                                                                  2005           2004
                                                                                               ----------     ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................................................   $    1,466     $    4,755
  Trade receivables (net of allowance for doubtful accounts of $1,028  and $888 for 2005
   and 2004, respectively)..................................................................       14,218         12,900
  Inventories...............................................................................       14,852         15,122
  Assets attributable to discontinued operation, at net realizable value....................           --          4,369
  Prepaid expenses and other current assets.................................................          724          1,068
                                                                                               ----------     ----------
   Total current assets.....................................................................       31,260         38,214
                                                                                               ----------     ----------
NON-CURRENT ASSETS:
  Fixed assets, net.........................................................................        6,485          6,907
  Deferred income tax assets................................................................          841          1,102
  Goodwill..................................................................................        1,911          1,911
  Other intangible assets, net..............................................................           38            103
  Other assets..............................................................................          241          1,024
                                                                                               ----------     ----------
   Total non-current assets.................................................................        9,516         11,047
                                                                                               ----------     ----------
TOTAL ASSETS................................................................................   $   40,776     $   49,261
                                                                                               ==========     ==========

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              JULY 30,        JULY 31,
                                                                                                2005            2004
                                                                                            -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term credit facilities...........................................................   $     5,051     $     2,699
  Current portion of long-term debt......................................................           783             730
  Accounts payable - trade...............................................................         9,258          10,926
  Accrued liabilities....................................................................         5,488           8,920
  Net liabilities attributable to discontinued operation.................................            --             958
  Litigation settlement reserves.........................................................            56           5,148
  Income taxes payable...................................................................           502           1,069
                                                                                            -----------     -----------
   Total current liabilities.............................................................        21,138          30,450
                                                                                            -----------     -----------
NON-CURRENT LIABILITIES:
  Long-term debt.........................................................................         4,296           5,076
  Subordinated note......................................................................         2,158           1,962
  Other long-term liabilities............................................................         2,683           2,462
  Other liabilities attributable to discontinued operation...............................            --             147
                                                                                            -----------     -----------
   Total non-current liabilities.........................................................         9,137           9,647
                                                                                            -----------     -----------
   Total liabilities.....................................................................        30,275          40,097
                                                                                            -----------     -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY..........................................................         1,273           1,389
                                                                                            -----------     -----------
SHAREHOLDERS' EQUITY:
  Common stock -- $.10 par value; authorized - 20,000,000 shares; issued -
    11,252,958 and 10,978,581 shares at July 30, 2005 and July 31, 2004..................         1,125           1,098
  Additional paid-in capital.............................................................        64,448          64,072
  Accumulated other comprehensive income.................................................         1,450             792
  Accumulated deficit....................................................................       (52,249)        (52,641)
  Less common stock in treasury - 622,770 shares and 643,533 shares at July 30,
   2005 and July 31, 2004................................................................        (5,546)         (5,546)
                                                                                            -----------     -----------
   Total shareholders' equity............................................................         9,228           7,775
                                                                                            -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................................   $    40,776     $    49,261
                                                                                            ===========     ===========

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     FISCAL YEARS ENDED
                                                                         JULY 30,        JULY 31,         AUGUST 2,
                                                                           2005            2004             2003
                                                                        ----------      ----------       ----------
NET SALES..........................................................     $   84,872      $   83,827       $   68,212
COST OF SALES......................................................         62,591          62,512           52,542
                                                                        ----------      ----------       ----------
GROSS MARGIN.......................................................         22,281          21,315           15,670
                                                                        ----------      ----------       ----------
   Selling, general and administrative.............................         16,452          15,907           17,904
   Research and development........................................          1,636           1,562            1,593
   Litigation settlement costs.....................................            300           3,652            2,126
   Facilities reorganization costs.................................            --              --               128
                                                                        ----------      ----------       ----------
     Total operating expenses......................................         18,388          21,121           21,751
                                                                        ----------      ----------       ----------
OPERATING INCOME (LOSS)............................................          3,893             194           (6,081)
   Interest expense (net of interest income of $0, $20
     and $10 in 2005, 2004 and 2003, respectively).................         (1,350)         (1,796)          (1,340)
   Other income....................................................             97             123              596
                                                                        ----------      ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST............................................          2,640          (1,479)          (6,825)
INCOME TAX PROVISION ..............................................          2,054           8,691            8,233
                                                                        ----------      ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST..            586         (10,170)         (15,058)
MINORITY INTEREST..................................................            393             559              115
                                                                        ----------      ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................            193         (10,729)         (15,173)
DISCONTINUED OPERATION.............................................            199          (5,095)             128
                                                                        ----------      -----------      ----------
NET INCOME (LOSS)..................................................     $      392      $  (15,824)      $  (15,045)
                                                                        ==========      ==========       ==========
NET INCOME (LOSS) PER BASIC SHARE
   Continuing operations...........................................     $     0.02      $    (1.04)      $    (1.46)
   Discontinued operation..........................................           0.02           (0.49)            0.01
                                                                        ----------      -----------      ----------
   Net income (loss) per basic share...............................     $     0.04      $    (1.53)      $    (1.45)
                                                                        ==========      ==========       ==========
NET INCOME (LOSS) PER DILUTED SHARE
   Continuing operations                                                $     0.01      $    (1.04)      $    (1.46)
   Discontinued operation                                                     0.02           (0.49)            0.01
                                                                        ----------      -----------      ----------
   Net income (loss) per diluted share                                  $     0.03      $    (1.53)      $    (1.45)
                                                                        ==========      ==========       ==========

   Weighted average shares outstanding - Basic                              10,490          10,334           10,341
                                                                        ----------      ----------       ----------
   Weighted average shares outstanding - Diluted                            11,465          10,334           10,341
                                                                        ----------      ----------       ----------

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                         FISCAL YEARS ENDED
                                                                                 ------------------------------------
                                                                                  JULY 30,    JULY 31,      AUGUST 2,
                                                                                    2005        2004          2003
                                                                                 ----------  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations.....................................    $      193  $  (10,729)   $  (15,173)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization..............................................         1,303       1,425         2,611
  Deferred income tax provision..............................................           276       7,678         7,950
  Loss on sale of fixed assets...............................................           100          50            42
  Non cash litigation settlement costs.......................................             -         350             -
  Non cash pension cost......................................................           492          (9)            -
  Imputed interest - subordinated note.......................................           196         175           177
  Minority interest..........................................................           393         559           115
  Stock based compensation expense...........................................            39          38           135
  Other......................................................................             -           -           (29)
Changes in operating assets and liabilities:
  (Increase) decrease in trade receivables...................................        (1,368)        309         3,783
  (Increase) decrease in inventories.........................................           345      (1,291)        3,587
  (Increase) decrease in prepaid expenses and other current assets...........           348        (318)        1,018
  Decrease  in other assets..................................................           710         225           216
  Decrease in income tax receivable..........................................            54          54         4,086
  Increase (decrease) in accounts payable - trade............................        (1,764)      3,351        (2,104)
  Increase (decrease) in accrued liabilities.................................        (3,314)      3,485        (1,559)
  Payment of accrued litigation settlement costs                                     (5,092)          -             -
  Increase (decrease) in income taxes payable................................          (640)        833          (126)
  Increase (decrease) in other long-term liabilities.........................           230        (194)           84
                                                                                 ----------  ----------    ----------
Net cash provided by (used in) operating activities
  of continuing operations...................................................        (7,499)      5,991         4,813
Net cash provided by discontinued operation..................................         3,463       2,229           128
                                                                                 ----------  ----------    ----------

Net cash provided by (used in) operating activities..........................        (4,036)      8,220         4,941
                                                                                 ----------  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets purchases.....................................................          (891)       (517)       (1,971)
  Proceeds from sale of fixed assets.........................................             -          50             -
  Proceeds from sale of marketable securities and investment.................             -           -            45
                                                                                 ----------  ----------    ----------
Net cash used in investing activities........................................          (891)       (467)       (1,926)
                                                                                 ----------  ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing (repayment) of bank borrowings...................................         1,583      (4,224)       (2,630)
  Exercise of stock options and warrants.....................................           364           2             -
  Dividend paid to minority shareholders.....................................          (502)       (430)            -
                                                                                -----------  ----------    ----------
Net cash provided by (used in) financing activities..........................         1,445      (4,652)       (2,630)
                                                                                 ----------  ----------    ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................................           193         273           101
                                                                                 ----------  ----------    ----------
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE YEAR...................        (3,289)      3,374           486
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR.............................         4,755       1,381           895
                                                                                 ----------  ----------    ----------
CASH AND CASH EQUIVALENTS, END OF THE YEAR...................................    $    1,466  $    4,755    $    1,381
                                                                                 ==========  ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest...................................    $      654  $    1,296    $      999
  Cash paid during the period for income taxes...............................         2,221         322           429

                 See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                                                ACCUMULATED
                                                                                   OTHER
                                             COMMON                  OBLIGATION   COMPRE-
                                           STOCK ISSUED   ADDITIONAL  TO ISSUE    HENSIVE                 TREASURY STOCK
                                        -----------------  PAID-IN    SHARES &    INCOME     ACCUMULATED  ---------------
                                         SHARES    AMOUNT  CAPITAL    WARRANTS    (LOSS)       DEFICIT    SHARES   AMOUNT   TOTAL
                                        ---------- ------ ---------- ---------- -----------  -----------  ------- -------  --------
BALANCE, AUGUST 3, 2002...............  10,976,081 $1,097 $   63,547 $        - $      (229) $   (21,772) 628,566 $(5,502) $ 37,141

Shares received in legal settlement...                                                                     14,967     (44)      (44)
Compensation cost of non-employee
  stock options and warrants issued...                           135                                                            135
Comprehensive Loss:
  Net Loss............................                                                           (15,045)                   (15,045)
  Accumulated unfunded obligation for
   pension trust......................                                                   16                                      16
  Foreign exchange....................                                                  776                                     776
                                                                                                                           --------
  Total comprehensive loss............                                                                                      (14,253)
                                        ---------- ------ ---------- ---------- -----------  -----------  ------- -------  --------
BALANCE, AUGUST 2, 2003...............  10,976,081 $1,097 $   63,682 $        - $       563  $   (36,817) 643,533 $(5,546) $ 22,979
                                        ---------- ------ ---------- ---------- -----------  -----------  ------- -------  --------
Issuance of stock on exercise of
  options.............................       2,500      1          2                                                              3
Compensation cost of non-employee
  stock options and warrants issued...                            38                                                             38
Warrant modification costs............                           350                                                            350
Comprehensive Loss:
  Net Loss............................                                                           (15,824)                   (15,824)
  Accumulated unfunded obligation for
   pension trust......................                                                   (9)                                     (9)
  Foreign exchange....................                                                  238                                     238
                                                                                                                           --------
  Total comprehensive loss............                                                                                      (15,595)
                                        ---------- ------ ---------- ---------- -----------  -----------  ------- -------  --------
BALANCE, JULY 31, 2004................  10,978,581 $1,098 $   64,072 $        - $       792  $   (52,641) 643,533 $(5,546) $  7,775
                                        ========== ====== ========== ========== ===========  ===========  ======= =======  ========

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                              COMMON                  OBLIGATION   COMPRE-
                                            STOCK ISSUED   ADDITIONAL  TO ISSUE    HENSIVE                 TREASURY STOCK
                                         -----------------   PAID-IN   SHARES &    INCOME    ACCUMULATED  ----------------
                                           SHARES   AMOUNT  CAPITAL    WARRANTS    (LOSS)      DEFICIT    SHARES    AMOUNT   TOTAL
                                         ---------- ------ ---------- ---------- ----------- -----------  -------  -------  ------
BALANCE, JULY 31, 2004.................  10,978,581 $1,098 $   64,072 $        - $       792 $   (52,641) 643,533  $(5,546) $7,775
Issuance of stock on exercise of
  options..............................     248,421     24        253          -                                               277
Issuance of stock on exercise of
  warrants.............................      25,956      3         84                                                           87
Compensation cost of non-employee
  stock options and warrants issued....                            39                                                           39
Correction of treasury shares..........                                                                   (20,763)
Comprehensive Income:
  Net Income...........................                                                              392                       392
  Reversal of accumulated unfunded
    obligation for pension trust.......                                                  417                                   417
  Foreign exchange.....................                                                  241                                   241
                                                                                                                            ------
  Total comprehensive income...........                                                                                      1,050
                                         ---------- ------ ---------- ---------- ----------- -----------  -------  -------  ------
BALANCE, JULY 30, 2005.................  11,252,958 $1,125 $   64,448 $        - $     1,450 $   (52,249) 622,770  $(5,546) $9,228
                                         ========== ====== ========== ========== =========== ===========  =======  =======  ======

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS ACTIVITIES - Del Global Technologies Corp. ("Del Global") together with its subsidiaries (collectively, the "Company"), is engaged in two major lines of business: Medical Systems Group and Power Conversion Group. The Medical Systems Group segment designs, manufactures and markets imaging and diagnostic systems consisting of stationary and portable x-ray imaging systems, radiographic/fluoroscopic systems, mammography systems and dental systems. The Power Conversion Group segment designs, manufactures and markets key electronic components such as transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Del Global's products are sold throughout

As of July 31, 2004, the Company's Board committed to a plan to dispose of its Del High Voltage Division ("DHV") and on October 1, 2004, we sold this division for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. Accordingly, the results of operations have been reclassified to show this division as a discontinued operation. See Note 2, Discontinued Operation.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements are prepared on the accrual basis of accounting, which conforms to accounting principles generally accepted in the United States of America, ("U.S. GAAP") and include the accounts of Del Global and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, allowance for obsolete and excess inventory, realizability of deferred income tax assets, recoverability of intangibles and other long-lived assets, and future obligations associated with the Company's litigation.

ACCOUNTING PERIOD - The Company's fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. Results of the Company's 80% owned subsidiary, Villa Sistemi Medicali S.p.A. ("Villa") are consolidated into Del Global's consolidated financial statements based on a fiscal year that ends on June 30 and are reported on a one-month lag.

CASH AND CASH EQUIVALENTS - The Company considers highly liquid instruments readily convertible to known amounts of cash with original maturities of three months or less (measured from their acquisition date) to be cash equivalents.

FOREIGN CURRENCY TRANSLATION - The financial statements of our foreign subsidiary are translated into U.S. dollars in accordance with SFAS No.52, "Foreign Currency Translation," Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with gains and losses on currency transactions, if any, are reflected in the consolidated statements of income.

INVENTORIES - Inventories are stated at the lower of cost or market value. Cost is comprised of direct materials and, where applicable, direct labor costs and overhead that has been incurred in transporting the inventories to their present location and condition. Engineering costs incurred to set up products to be manufactured for a customer purchase order are capitalized when the scope of the purchase order indicates that such costs are recoverable. Such costs are included in work-in-process inventory and amortized on a units shipped basis over the life of the customer order from the date of first shipment. Cost is calculated using the FIFO method. Market value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

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

Depreciable lives are generally as follows:

DESCRIPTION                                                                                USEFUL LIVES
Buildings..............................................................................        25-33
Machinery and equipment................................................................         5-15
Furniture and fixtures.................................................................         5-10
Transportation equipment...............................................................          3-4
Computer and other equipment...........................................................          3-7

RECOVERABILITY OF LONG-LIVED ASSETS - The Company evaluates the carrying amounts of long-lived assets (including intangibles) to determine if events have occurred which would require modification to the carrying values. In evaluating carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows and business plans. In accordance with the provisions of SFAS 144, in the event that impairment has occurred, the fair value of the related asset is determined and the Company records a charge to operations calculated by comparing the asset's carrying value to the estimated fair value. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

DEFERRED FINANCING COSTS, NET - Financing costs, including fees, commission and legal expenses are capitalized and amortized on a straight line basis, which approximates the interest method, over the term or expected term of the relevant loan. Amortization of deferred financing costs is included in interest expense.

GOODWILL - Goodwill represents the excess of the cost of acquisitions over the fair value of the identifiable assets acquired and liabilities assumed. Effective August 4, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. Under the provisions of SFAS No 142, the Company ceased all goodwill amortization effective August 4, 2002.

OTHER INTANGIBLES, NET - Other intangible assets are the Company's distribution network and non-compete agreements acquired with the purchase of certain assets of a subsidiary. Intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. Accumulated amortization for other intangibles was $615 and $550 at July 30, 2005 and July 31, 2004, respectively. In connection with the fiscal 2003 adoption of SFAS 142, the Company reviewed the useful life and classification of these assets and determined that they continue to be appropriate, and accordingly will continue to be amortized in future periods.

REVENUE RECOGNITION -- The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product. The Company's products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The

Company has an FDA obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period. These repairs are billed to the customers at market rates.

The Company records shipping and handling fees billed to customers in accordance with the provisions of the Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF provides that shipping and handling fees billed to customers be reflected in net sales and requires additional disclosure if costs incurred for shipping and handling are not included in costs of sales.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are recognized as an expense in the period in which they are incurred.

INCOME TAXES - Deferred income tax assets and liabilities represents the effects of the differences between the income tax basis and financial reporting basis of assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized. Management provides valuation allowances against the deferred tax asset for amounts which are not considered "more likely than not" to be realized.

NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The effect of the assumed exercise of options and warrants to purchase common stock are excluded from the calculation of loss per share when their inclusion would be anti-dilutive.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities and trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company's concentrations of credit at July 30, 2005.

STOCK-BASED COMPENSATION - The Company accounts for stock based employee compensation arrangements in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of the option. Options are generally granted at the fair market value at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instruments issued is the date on which the counter party's performance is complete.

                                                                                 FOR FISCAL YEARS ENDED
                                                                   ------------------------------------------------
                                                                    JULY 30, 2005   JULY 31, 2004    AUGUST 2, 2003
                                                                   --------------  --------------    --------------
Net income (loss) - as reported:................................   $          392  $      (15,824)   $      (15,045)
Total stock-based awards under fair value method................             (292)           (456)             (644)
                                                                   --------------  --------------    --------------
Pro forma net income (loss).....................................   $          100  $      (16,280)   $      (15,689)
                                                                   ==============  ==============    ==============
Income (loss) per share -- Basic
As reported.....................................................   $         0.04  $        (1.53)   $        (1.45)
Pro forma.......................................................   $         0.01  $        (1.57)   $        (1.51)
Income (loss) per share -- Diluted
As reported.....................................................   $         0.03  $        (1.53)   $        (1.45)
Pro forma.......................................................   $         0.01  $        (1.58)   $        (1.52)

Weighted average number of shares outstanding - Basic...........       10,490,178      10,333,668        10,341,430
Weighted average number of shares outstanding - Diluted.........       11,464,718      10,333,668        10,341,430

The fair value of the options used for the above proforma disclosures were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of seven years, volatility ranging from 40% to 90%, risk free interest rate from 5% to 6.8%, and no dividend yield.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment," which established standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowed under APB Opinion No. 25. SFAS No 123 (R) will be effective for fiscal years beginning after June 15, 2005. The statement does not require restatement of previously issued statements and can be applied on a prospective basis. The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, with early application permitted. The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3." This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements or results of operations.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN No. 47 will have a material impact on the Company's financial statements or results of operations.

2. DISCONTINUED OPERATION

On October 1, 2004, the Company completed the sale of its Del High Voltage Division ("DHV") for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. This division was formerly part of the Power Conversion Group and designed, manufactured and marketed proprietary precision power conversion subsystems for medical as well as critical industrial applications. The results of operations of this division are shown as a discontinued operation in the accompanying financial statements.

Certain information with respect to the discontinued operation is summarized below:

                                                                                     JULY 30,   JULY 31,  AUGUST 2,
YEARS ENDED                                                                            2005       2004      2003
                                                                                   ----------  ---------  ---------
Revenues.......................................................................    $    1,899  $  15,655  $  30,407
Net income (loss) before income taxes..........................................           199     (5,095)       128
Income taxes...................................................................            --         --         --
Income (loss) from discontinued operation, net.................................           199     (5,095)       128

Income from discontinued operation, net for fiscal year 2005, includes two months of operations through the October 1, 2004 disposition date and a gain on the sale of the DHV assets of $21. Loss from discontinued operation for fiscal 2004 includes impairment charges of $3,481 related to the write down of the DHV assets to net realizable value, including a goodwill write off of $1,328 and an intangible asset write off of $125 related to the DHV business. These impairments were recorded during the second quarter of fiscal year 2004.

Assets attributable to discontinued operation consisting of current assets of $4,369 at net realizable value are classified as current assets on the July 31, 2004 balance sheet. Net liabilities, consisting of current liabilities of $958 assumed by the buyer, are classified as current liabilities on the July 31, 2004 consolidated balance sheet.

3. INVENTORIES

                                                                                   JULY 30, 2005  JULY 31, 2004
                                                                                   -------------  -------------
Inventories consists of the following:
Raw materials and purchased parts...............................................     $  12,540      $  10,839
Work-in-process.................................................................         2,615          2,974
Finished goods..................................................................         2,714          3,845
                                                                                     ---------      ---------
                                                                                        17,869         17,658
Less: allowance for obsolete and excess inventories.............................        (3,017)        (2,536)
                                                                                     ---------      ---------
Total inventories net...........................................................     $  14,852      $  15,122
                                                                                     =========      =========

The Company has pledged all of its inventories in the U.S. having a net carrying amount of approximately $6,203 and $5,193 at July 30, 2005 and July 31, 2004, respectively, to secure its credit facility with its lender.

4. FIXED ASSETS

Fixed assets consist of the following:

                                                                       JULY 30, 2005  JULY 31, 2004
                                                                       -------------  -------------
Land................................................................    $       694    $       694
Buildings...........................................................          6,092          5,983
Machinery and equipment.............................................          6,218          6,074
Furniture and fixtures..............................................            699            697
Leasehold improvements..............................................          1,173            813
Transportation equipment............................................             66             72
Computers and other equipment.......................................          4,090          3,934
                                                                        -----------    -----------
                                                                             19,032         18,267
Less: accumulated depreciation and amortization.....................        (12,547)       (11,360)
                                                                        -----------    -----------
Fixed assets, net...................................................    $     6,485    $     6,907
                                                                        ===========    ===========

The Company has pledged all of its fixed assets in the U.S. having a net carrying amount of approximately $1,973 and $2,332 at July 30, 2005 and July 31, 2004, respectively, to secure its credit facility with its lender. Included in fixed assets is the Villa building which is subject to a capital lease. Included in the table above are capital leases in the amount of $3,747 and $3,745 at July 30, 2005 and July 3, 2004, respectively. Accumulated amortization relating to capital leases was $590 and $480 at July 30, 2005 and July 31, 2004, respectfully. Amortization expense relating to capital leases was $110, $133 and $97 for fiscal 2005, 2004 and 2003, respectively.

Depreciation expense for fiscal years 2005, 2004 and 2003 was $1,238, $1,359 and $1,291, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective August 4, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective August 4, 2002. Recorded goodwill was tested for impairment by comparing the fair value to the carrying value for reporting units within the Power Conversion Group and for the Medical Systems Group. Fair value was determined using a discounted cash flow method as well as a review of valuation parameters for comparable publicly traded companies. This impairment test is required to be performed at adoption of SFAS 142 and at least annually thereafter. Based on the initial impairment test and an update to the discounted cash flow analysis conducted during the fourth quarter of fiscal 2004, it was determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

During fiscal year 2004, due to continuing operating losses at the Company's Del High Voltage division, the Company concluded that sufficient indicators of impairment were present to warrant a review of the goodwill and intangible assets of this reporting unit. In accordance with the provisions of SFAS 142, based on a valuation of this reporting unit, the Company compared the implied fair value of the goodwill to the actual carrying value at January 31, 2004, and concluded an impairment loss of $1,328 had occurred. Accordingly, a charge of $1,328 was recorded during the second quarter of fiscal year 2004 which is reflected in the loss from Discontinued Operation on the accompanying financial statements.

During fiscal 2004 and 2005, the company updated its SFAS 142 valuation, and concluded that the remaining goodwill of $1,911, which relates to its Medical Systems Segment was not impaired as each respective balance sheet date.

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

The components of our amortizable intangible assets are as follows:

                                                               JULY 30, 2005                   JULY 31, 2004
                                                       ----------------------------    ----------------------------
                                                       GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                                           AMOUNTS     AMORTIZATION        AMOUNTS     AMORTIZATION
                                                       --------------  ------------    --------------  ------------
Non-Compete Agreements...........................         $    --         $   --          $    --         $   --
Distribution Network.............................             653            615              653            550
                                                          -------         ------          -------         ------
Total............................................         $   653         $  615          $   653         $  550
                                                          =======         ======          =======         ======

Amortization expense for intangible assets during fiscal years 2005, 2004 and 2003 was $65, $66, and $144 respectively. Amortization expense of $40 was included in results of discontinued operation for fiscal 2003. Estimated amortization expense for fiscal 2006 and the five succeeding fiscal years is as follows:

2006...............................  $     38
2007-2010..........................      None

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

The activity in warranty accounts is as follows:

                                                                                      JULY 30, 2005  JULY 31, 2004
                                                                                      -------------  -------------
Balance at beginning of year......................................................      $   1,030      $     670
  Accruals of warranty claims.....................................................            410          1,114
  Costs incurred related to warranty claims.......................................           (400)          (754)
                                                                                        ---------      ---------
Balance at end of year............................................................      $   1,040      $   1,030
                                                                                        =========      =========

7. SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

                                       JULY 30, 2005  JULY 31, 2004
                                       -------------  -------------
Revolving lines of credit:
  Domestic..........................     $   5,051      $   2,699
  Foreign...........................            --             --
                                         ---------      ---------
                                         $   5,051      $   2,699
                                         =========      =========

      As of July 30, 2005, the Company had a $5,000 senior revolving credit agreement, as amended, entered into on June 10, 2002 with Transamerica Corporation (the "GECC Facility"). In January 2004, GE Business Capital Corporation ("GECC") completed the acquisition of Transamerica Corporation and assumed the ownership and administration of our US credit facility. This facility, as amended, expired August 1, 2005 and was refinanced by the Company with another lender. Interest under the GECC Facility was based on thirty day commercial paper rates plus a margin of 3.5%. The interest rate on the GECC Facility was 4.75% at July 30, 2005 and 5.0% at July 31, 2004. The GECC Facility was subject to commitment fees of 3/8% on the daily unused portion payable monthly. Under terms of the GECC Facility, interest was calculated based on the higher of the actual balance, or a floor revolving credit balance of $5,000. In addition the facility was subject to a $10 per month additional fee for each month it remained outstanding past December 2004. The GECC Facility was secured by substantially all of the Company's accounts receivable, inventory, and fixed assets in the US. The terms of the GECC Facility required the Company to comply with various operational and financial covenants, and placed limitations on the Company's ability to make capital expenditures and to pay dividends. During Fiscal 2004, the Company had breached various financial covenants contained in its US credit facility and obtained waivers in each instance. In Fiscal 2005, the Company was in compliance with the above various covenants, with the exception of a breach the fixed charge coverage ratio during the third quarter of fiscal 2005. On June 9, 2005 the Company and GECC signed the Ninth Amendment to the GECC Facility. This Ninth Amendment waived the event of default arising from the Company's non-compliance with the fixed charge coverage ratio covenant. In addition the Ninth Amendment lowered the minimum availability covenant under the line from $500,000 to $250,000.

      On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the "North Fork Facility") and repaid the GECC facility. The North Fork Facility provides for a $6,000 formula based revolving credit facility based on the Company's eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2,000 under a term loan facility secured by the Company's Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5 % or alternatively at a LIBOR rate plus 2.5%. The $2,000 term loan is repayable in 36 monthly installments of $17 with the a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75 % or a LIBOR rate plus 2.75%. At the closing on August 1, 2005 the Company had $1,700 of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements as described more fully in Legal Proceedings.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly. The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, fixed assets, and intellectual property in the US. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.

      In addition to the domestic credit facilities discussed above, the Company has certain short-term credit facilities at its Villa subsidiary, with interest rates ranging from 5.0% to 12.0%. The total amount outstanding on the Villa short-term credit facilities at July 30, 2005 and July 31, 2004 was $0 and $0, respectively. In addition, as of July 30, 2005 and July 31, 2004, approximately $ 7.5 million of excess borrowing availability was in place under these facilities.

LONG-TERM DEBT - Long-term debt was comprised of the following:

                                                                  JULY 30, 2005     JULY 31, 2004       INTEREST RATE
                                                                  -------------     -------------       -------------
Italian subsidiary's total long-term debt:
  Capital lease obligation....................................      $   2,907         $   3,073                   5.0%
  Medium-term credit facilities with commercial institutions..            624               936         Euribor + 1.0%
  Italian Government long-term loans..........................          1,548             1,797                   3.4%
                                                                    ---------         ---------
                                                                        5,079             5,806
Less current portion..........................................           (783)             (730)
                                                                    ---------         ---------
Long-term debt................................................      $   4,296         $   5,076
                                                                    =========         =========

The variable interest rate at July 30, 2005 and July 31, 2004 on the medium-term credit facility, based on the formula Euribor + 1%, was 3.1%.

The principal of the medium-term credit facility is payable on a semi-annual basis and interest payments are due on a quarterly basis through March 2007. Payments relating to the two Italian Government long-term loans are due annually through February 2010, and September 2010, respectively.

SUBORDINATED NOTE - In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of a $2,000 subordinated note that was issued in April 2002 and matures in March 2007. The subordinated note does not pay interest currently, but accrues interest at 6% per annum, and was recorded at issuance at a discounted present value of $1,519. The balance at July 30, 2005 was $2,158.

The Company is obligated to make principal payments under its long-term debt, subordinated note ("Debt") and capital lease obligations as follows:

                                                                                                       CAPITAL
FISCAL YEARS ENDING                                                                        DEBT         LEASE         TOTAL
------------------------------------------------------------------------------------    ---------     ---------      ---------
2006................................................................................         573            210
2007................................................................................       2,741            325
2008................................................................................         279            348
2009................................................................................         289            372

2010................................................................................         299            398
2011 and beyond.....................................................................         149          1,310
Purchase option.....................................................................          --            937
                                                                                        --------      ---------
Total payments......................................................................       4,330          3,900
Less: amount representing interest..................................................          --           (993)
                                                                                        --------      ---------
Total...............................................................................    $  4,330      $   2,907      $   7,237
                                                                                        ========      =========      =========

8. EMPLOYEE BENEFITS

The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company. No contributions were authorized for fiscal years ended 2005, 2004 or 2003.

The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. Effective February 2003, the Company started matching employee contributions at a 50% rate up to a maximum of 2% of annual salary, and recorded a related expense of $118, $136 and $126 for fiscal years 2005, 2004 and 2003, respectively.

The Company also has a defined benefit Plan, which was frozen effective February 1, 1986. As of July 31, 2004, the Company had a minimum liability and corresponding debit in other comprehensive income to account for the unfunded status of its defined benefit plan, in accordance with SFAS No. 87. In accordance with SFAS No. 88, at the time of final settlement of the pension plan, the Company will recognize an expense to the statement of operations for the amount of such debit to other comprehensive income, adjusted for the difference between the cost to settle the pension obligations and the amount of the recorded net liability. During Fiscal 2005 the Company applied to the Pension Benefit Guaranty Corp and to the IRS for a determination letter and approval to terminate this plan. In the fourth quarter of fiscal 2005, the Company recognized a related non-cash charge of approximately $0.5 million to write of the pension assets on its balance sheet in recognition of the formal decision to terminate the plan.. In preparation for the plan termination, the Company transferred $0.1 million to the pension account in April 2005. This transfer, including cash already on hand in this account, has fully funded the expected cash disbursement of $0.2 million due at the time the Company receives the IRS determination letter approving the final settlement.

In addition, the Company's Villa subsidiary located in Italy provides for employee termination indemnities. Villa has established a reserve, representing the liability for indemnities payable upon termination of employment, accrued in accordance with labor laws and labor agreements in force. This liability is subject to annual revaluation using the officially-established indices. The liability for these indemnities is included in other long-term liabilities on the accompanying Consolidated Balance Sheets and was $2,558 and $2,362 at July 30, 2005 and July 31, 2004, respectively. Provisions for employee termination indemnities were $412, $388 and $364 for fiscal years 2005, 2004 and 2003, respectively.

9. SEGMENT REPORTING

The Company has three reportable segments; the Medical Systems Group, the Power Conversion Group and Other. The segment Other includes unallocated corporate costs and litigation settlement costs. For each fiscal year presented herein, corporate costs (which include certain shared services) were allocated to domestic subsidiaries on the basis of a percentage of each unit's annual sales. Corporate costs were allocated at a fixed dollar amount to the international subsidiary based upon an intercompany management services agreement. The percentages and the dollar amounts used to allocate actual corporate costs are based on management's estimate of the benefits received by each operating segment from corporate activities and shared services.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Balance Sheet information presented below and Income Statement related disclosure below for all periods presented exclude the results of the DHV division due to this division's classification as a discontinued operation at July 31, 2004 and the subsequent disposal on October 31, 2004.

Selected financial data of these segments are as follows:

                                                                         MEDICAL    POWER
                           FISCAL YEAR ENDED                             SYSTEMS  CONVERSION
                             JULY 30, 2005                                GROUP      GROUP      OTHER        TOTAL
-------------------------------------------------------------------    ---------  ----------  ----------   ----------
Net sales to external customers....................................    $  70,792   $  14,080  $       --   $   84,872
Cost of sales......................................................       54,288       8,303          --       62,591
                                                                       ---------   ---------  ----------   ----------
Gross margin.......................................................       16,504       5,777          --       22,281
                                                                       ---------   ---------  ----------   ----------
Selling, general and administrative................................        9,261       2,630       4,561       16,452
Research and development...........................................        1,636          --          --        1,636
Litigation settlement costs........................................           --         300          --          300
                                                                       ---------   ---------  ----------   ----------
  Total operating expenses.........................................       10,897       2,930       4,561       18,388
                                                                       ---------   ---------  ----------   ----------
Operating income (loss)............................................    $   5,607   $   2,847  $   (4,561)       3,893
                                                                       =========   =========  ==========
Interest expense...................................................                                            (1,350)
Other income.......................................................                                                97
                                                                                                           ----------
Income from continuing operations, before income taxes
  and minority interest............................................                                        $    2,640
                                                                                                           ==========
Depreciation.......................................................    $     850   $     247  $      141   $    1,238
Amortization.......................................................           65          --          --           65
Segment assets.....................................................       32,731       6,008       2,037       40,776
Expenditures for segment assets....................................          736         151           4          891

Inter-segment sales were $182 for the fiscal year ended July 30, 2005. Approximately $24,704 of Medical Systems Group assets are located in Italy.

                                                                         MEDICAL     POWER
                           FISCAL YEAR ENDED                             SYSTEMS  CONVERSION
                            JULY 31 , 2004                                GROUP      GROUP       OTHER      TOTAL
-------------------------------------------------------------------    ---------  ----------  ---------- ----------
Net sales to external customers....................................    $  70,752   $  13,075  $       -- $   83,827
Cost of sales......................................................       53,392       9,120          --     62,512
                                                                       ---------   ---------  ---------- ----------
Gross margin.......................................................       17,360       3,955          --     21,315
                                                                       ---------   ---------  ---------- ----------
Selling, general and administrative................................       10,388       2,310       3,209     15,907
Research and development...........................................        1,562          --          --      1,562
Litigation settlement costs........................................           --       3,199         453      3,652
                                                                       ---------   ---------  ---------- ----------
  Total operating expenses.........................................       11,950       5,509       3,662     21,121
                                                                       ---------   ---------  ---------- ----------
Operating income (loss)............................................    $   5,410   $  (1,554) $   (3,662)       194
                                                                       =========   =========  ==========
Interest expense...................................................                                          (1,796)
Other income.......................................................                                             123
                                                                                                         ----------
Loss from continuing operations, before income taxes
  and minority interest............................................                                      $   (1,479)
                                                                                                         ==========
Depreciation.......................................................    $     879   $     311  $      169 $    1,359
Amortization.......................................................           66          --          --         66
Segment assets.....................................................       37,308       6,161       5,792     49,261
Expenditures for segment assets....................................          440          75           2        517

Segment assets for the other segment include $4,369 of assets attributable to the discontinued operation at net realizable value.

Inter-segment sales were $28 for the fiscal year ended July 31, 2004. Approximately $29,375 of Medical Systems Group assets are located in Italy.

                                                                        MEDICAL     POWER
                           FISCAL YEAR ENDED                            SYSTEMS   CONVERSION
                            AUGUST 2, 2003                               GROUP      GROUP      OTHER       TOTAL
-------------------------------------------------------------------    ---------  ----------   --------  -----------
Net sales to external customers....................................    $  56,100  $   12,112   $     --  $    68,212
Cost of sales......................................................       43,929       8,613         --       52,542
                                                                       ---------  ----------   --------  -----------
Gross margin.......................................................       12,171       3,499         --       15,670
                                                                       ---------  ----------   --------  -----------
Selling, general and administrative................................        9,609       2,432      5,863       17,904
Research and development...........................................        1,583          10         --        1,593
Litigation settlement costs........................................           --       2,347       (221)       2,126
Facilities reorganization costs....................................           --          --        128          128
                                                                       ---------  ----------   --------  -----------
  Total operating expenses.........................................       11,192       4,789      5,770       21,751
                                                                       ---------  ----------   --------  -----------
Operating income (loss)............................................    $     979  $   (1,290)  $ (5,770)      (6,081)
                                                                       =========  ==========   ========
Interest expense...................................................                                           (1,340)
Other income.......................................................                                              596
                                                                                                         -----------
Loss before income taxes and minority interest.....................                                      $    (6,825)
                                                                                                         ===========
Depreciation.......................................................    $     897  $      362   $     32  $     1,291
Amortization.......................................................           65          --         --           65
Segment assets.....................................................       31,440      20,259      8,793       60,492
Expenditures for segment assets....................................          740         148         --          888

Inter-segment sales were $785 for the fiscal year ended August 2, 2003. Approximately $21,209 of Medical Systems Group assets are located in Italy.

MAJOR CUSTOMERS AND EXPORT SALES - During fiscal years 2005, 2004 and 2003, no one customer accounted for more than 10% of the Company's consolidated net sales.

Foreign sales were 54%, 29% and 30% of the Company's consolidated net sales in fiscal years ended July 30, 2005, July 31, 2004, and August 2, 2003, respectively. Net sales by geographic areas were:

                                                JULY 31, 2005          JULY 31, 2004            AUGUST 2, 2003
                                            -------------------      -------------------     -------------------
United States / Canada..................    $   39,282       46%     $   38,186       46%    $   39,772       58%
Europe..................................        32,571       38%         24,192       29%        20,717       30%
Far East................................         8,819       11%          7,941        9%         4,686        7%
Mexico, Central and South America.......         1,976        2%         10,705       13%         1,318        2%
Africa, Middle East and Australia.......         2,224        3%          2,803        3%         1,719        3%
                                            ----------     ----      ----------     ----     ----------     ----
                                            $   84,872      100%     $   83,827      100%    $   68,212      100%
                                            ==========     ====      ==========     ====     ==========     ====

Revenues are attributable to geographic areas based on the location of the customers.

10. SHAREHOLDERS' EQUITY

COMPREHENSIVE INCOME (LOSS) - The components of comprehensive income (loss) are as follows:

                                                                    FOREIGN CURRENCY        ACCUMULATED
                                                                       TRANSLATION     UNFUNDED OBLIGATION
                                                                      GAINS/(LOSSES)     FOR PENSION TRUST    TOTAL
                                                                    ----------------   --------------------  -------
Balance as of August 3, 2002....................................              195               (424)           (229)
Net change......................................................              776                 16             792
                                                                        ---------            -------         -------
Balance as of August 2, 2003....................................              971               (408)            563
Net change......................................................              238                 (9)            229
                                                                        ---------            -------         -------
Balance as of July 31, 2004.....................................            1,209               (417)            792
Net change......................................................              241                417             658
                                                                        ---------            -------         --------
Balance as of July 30, 2005 ....................................        $   1,450            $    --         $ 1,450
                                                                        =========            -------         =======

STOCK BUY-BACK PROGRAM - In September 2000, the Board of Directors approved an additional repurchase of $3,000 of the Company's common stock bringing the total authorized to $7,500. The Company has not purchased any shares under this program since fiscal 2001, when 11,500 shares were purchased for $108. As of July 30, 2005, 489,806 shares had been purchased by the Company for $4,502 under this Stock Buy-Back Program.

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

In December 2000, the Board of Directors approved an extension of time to exercise for all stock option holders. The extension covers all options whose term would have expired during the period from the stock de-listing date up to the date that the shares become re-listed on a national exchange. This extension grants those stock option holders a period of six months from the date of re-listing to exercise vested options which may have otherwise expired without the extension. Options that otherwise expired due to termination of employment or other reasons as defined in the plan were not effected by this extension During Fiscal 2005, the plan was modified to remove this extension provision from options granted after January 2005.

OPTION ACTIVITY

The following stock option information is as of:

                                           JULY 30, 2005              JULY 31, 2004             AUGUST 2, 2003
                                      ----------------------    -----------------------    ------------------------
                                                    WEIGHTED                   WEIGHTED                   WEIGHTED
                                                     AVERAGE                   AVERAGE                     AVERAGE
                                        SHARES      EXERCISE      SHARES      EXERCISE       SHARES       EXERCISE
                                      OUTSTANDING     PRICE     OUTSTANDING     PRICE      OUTSTANDING      PRICE
                                      -----------   --------    -----------   ---------    -----------    ---------
Granted and outstanding,
  beginning of year..............       2,133,415   $   3.15      2,116,815   $    3.12      1,990,055    $    3.45
Granted..........................         150,000       2.70        110,000        2.10        275,000         2.81
Exercised........................        (248,420)      1.12         (2,500)       1.00             --           --
Cancelled and forfeited..........        (372,501)      1.41        (90,900)       2.65       (148,240)        5.86
                                      -----------               -----------                -----------
Outstanding at end of year.......       1,662,494       3.81      2,133,415        3.15      2,116,815         3.12
                                      ===========               ===========                ===========
Exercisable at end of year.......       1,508,742       3.92      1,913,415        3.21      1,661,289         3.43

                                                     PCT OF                     PCT OF                      PCT OF
                                                     SHARES                     SHARES                      SHARES
                                     SHARES         GRANTED     SHARES         GRANTED        SHARES       GRANTED
                                     -------        -------    ---------       -------       --------      -------
Granted to officers..............    100,000             67%      50,000            45%       125,000           45%
                                     =======                   =========                     ========

As of July 31, 2005 the distribution of stock option exercise prices is as follows:

                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                    --------------------------------------------     -------------------------
                                                      WEIGHTED
                                       WEIGHTED        AVERAGE                        WEIGHTED
                                        AVERAGE       REMAINING                        AVERAGE
     EXERCISE         NUMBER OF        EXERCISE      CONTRACTUAL       SHARES         EXERCISE
    PRICE RANGE     OPTION SHARES        PRICE      LIFE (YEARS)     EXERCISABLE        PRICE
------------------  -------------      --------     ------------     -----------      --------
$1.00 - $3.34....         974,286      $   1.82          5.5             831,786      $   1.69
$4.00 - $6.60....         313,256          4.85          1.7             302,005          4.88
$7.00 - $7.94....         218,525          7.51          6.0             218,525          7.51

$8.00 - $10.00...         156,427          8.92          6.9             156,427          8.92
                       ----------       -------          ---          ----------       -------
                        1,662,494       $  3.81          5.0           1,508,743       $  3.92
                       ==========       =======          ===          ==========       =======

At July 30, 2005 and July 31, 2004, there were outstanding warrants of 991,994 and 1,065,000, respectively. Of these warrants, 941,994 were granted to the Company's shareholders as part of litigation settlement in fiscal year 2002, and 50,000 were granted to the former majority shareholder of Villa in connection with the acquisition of Villa.

On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement agreement entered into by the Company. The motion sought damages in the amount of $1,250 together with interest, costs and disbursements, and a declaration that $2,000 in promissory notes issued as part of the class action settlement are immediately due and payable, as the value of damages due to the Company's failure to timely complete a registration statement related to the common shares underlying certain warrants granted in the class action settlement. The Company filed opposition to this matter on March 5, 2004. Plaintiffs filed reply papers on March 19, 2004. In addition, the Company filed a registration statement related to the warrant shares on March 23, 2004, and it was declared effective by the SEC on May 7, 2004. In July 2004, in settlement of this matter, Del Global modified the exercise, or "strike," price of the 1,000,000 warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During the fourth quarter of fiscal 2004, the Company recorded a charge of approximately $0.5 million to litigation settlement costs in recognition of the modification to the warrants and the related legal and professional fees incurred. During fiscal 2005, 58,006 of these warrants were exercised.

As of July 30, 2005, the distribution of warrants is as follows:

            EXERCISE              NUMBER OF       EXPIRATION
              PRICE               WARRANTS           DATE
------------------------------- ------------      ------------
$7.94..........................      50,000       December 2005
$1.50..........................     941,994       March 2009
                                 ----------
                                    991,994
                                 ==========

An expense has been recognized for the fair value of options and warrants granted to such non-employees in the amounts of $38, $38, and $135 for fiscal years 2005, 2004, and 2003, respectively.

11. INCOME (LOSS) PER SHARE

                                                                                 FOR FISCAL YEARS ENDED
                                                                   ----------------------------------------------
                                                                   JULY 30, 2005   JULY 31, 2004   AUGUST 2, 2003
                                                                   -------------   -------------   --------------
Numerator:
  Net income (loss).............................................   $          392  $      (15,824)   $      (15,045)
Denominator: Denominator for basic income (loss) per share:
   Weighted average shares outstanding..........................       10,490,178      10,333,668        10,341,430
  Effect of dilutive securities.................................          974,540              --                --
                                                                   --------------  --------------    --------------
  Denominator for diluted income (loss) per share...............       11,464,718      10,333,668        10,341,430
                                                                   ==============  ==============    ==============
Income (loss) per basic common share............................   $         0.04  $        (1.53)   $        (1.45)
                                                                   ==============  ==============    ==============
Income (loss) per diluted common share                             $         0.03  $        (1.53)   $        (1.45)
                                                                   ==============  ==============    ==============

Common shares outstanding for the fiscal years ended July 30, 2005, July 31, 2004 and August 2, 2003, were reduced by 622,770, 643,553 and 643,533 shares of treasury stock, respectively.

The computation of diluted shares outstanding does not include the effect of the assumed conversion of 545,622, 2,133,415 and 2,116,815 for employee stock options outstanding as of July 30, 2005, July 31, 2004, and August 2, 2003, respectively, and 428,919, 1,065,000 and 1,065,000 warrants to purchase company common stock for those years because the effect of their assumed conversion would be anti-dilutive.

12. INCOME TAXES

The Company's consolidated income (loss) from continuing operations before income tax benefit and minority interest for fiscal years 2005, 2004 and 2003 of $2,640, ($1,479) and ($6,825) reflects a U.S. pre-tax loss of $1,202, $5,126 and
$7,626, respectively, offset by foreign pre-tax net income of $3,842, $3,647, and $801 for fiscal years 2005, 2004, and 2003, respectively.

Provision (Benefit) for income taxes consists of the following:

                                                                                 FOR FISCAL YEARS ENDED
                                                                    -----------------------------------------------
                                                                     JULY 30, 2005   JULY 31, 2004   AUGUST 2, 2003
                                                                     -------------   -------------   --------------
CURRENT TAX EXPENSE:
  Foreign........................................................      $   1,640      $   1,250         $    304
  State and local................................................             42             11
DEFERRED PROVISION (BENEFIT):
  Federal........................................................            101          6,552            6,938
  State and local................................................             --          1,144            1,045
  Foreign........................................................            271           (266)             (54)
                                                                       ---------      ---------         --------
NET PROVISION ...................................................      $   2,054      $   8,691         $  8,233
                                                                       =========      =========         ========

The following is a reconciliation of the statutory Federal and effective income tax rates:

                                                         FOR FISCAL YEARS ENDED
                                         ------------------------------------------------------
                                         JULY 30, 2005       JULY 31, 2004       AUGUST 2, 2003
                                         -------------       -------------       --------------
Statutory Federal Income Tax Rate.....         34.0%        (34.0)%                       (34.0)%
State Tax (Benefit), less Federal
  tax effect..........................          6.2%         64.3%                         10.1%
Foreign...............................         72.4%         27.1%                           .3%
Valuation Allowance...................        (34.8)%       432.4%                        133.7%
IRS Audit Adjustments.................           --            --                            --
Fines & Penalties.....................           --          73.8%                          8.9%
Other.................................           --          23.9%                          1.7%
                                                            -----                        ------
Effective tax rate....................         77.8%        587.6%                        120.7%
                                               ====         =====                        ======

Deferred income tax assets (liabilities) are comprised of the following:

                                                                JULY 30, 2005    JULY 31, 2004
                                                                -------------    -------------
Deferred income tax assets:
  Federal net operating loss carryforward....................... $    14,736     $    14,364
  Foreign deferred tax assets, net valuation allowances of $464.         841           1,102
  State tax credits and operating loss carryforward.............       3,071           2,980
  Reserve for inventory obsolescence............................         628             821
  Allowances and reserves not currently deductible..............       1,382           1,600
  Amortization..................................................          86             207
  Defined benefit pension.......................................          --              52
                                                                 -----------     -----------
     Gross deferred income tax assets...........................      20,744          21,126
Deferred income tax liabilities:
   Other........................................................        (127)           (164)
                                                                 -----------     -----------
    Gross deferred income tax liabilities.......................        (127)           (164)
Less: valuation allowance.......................................     (19,776)        (19,860)
                                                                 -----------     -----------
Net deferred income tax assets.................................. $       841     $     1,102
                                                                 ===========     ===========

Deferred income tax assets are recorded in the consolidated balance sheets as follows:

                                                                JULY 30, 2005    JULY 31, 2004
                                                                -------------    -------------
Deferred tax assets - current................................     $      --       $      --
Deferred tax assets -- non-current...........................           841           1,102
                                                                  ---------       ---------
                                                                  $     841       $   1,102
                                                                  =========       =========

DEFERRED INCOME TAX ASSET

Deferred income tax assets and liabilities represent the effects of the differences between the income tax basis and financial reporting basis of the assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized.

During fiscal 2004, the Company reevaluated its deferred tax assets and concluded that it was prudent to establish an additional valuation allowance of $7,903 against current and long-term deferred assets. This valuation allowance was computed by considering the amount of future U.S. taxable income expected over the net operating loss carry forward period, considering recent performance and other specific actions the Company has taken to improve profitability. The valuation allowance recorded is the estimate of the amount of deferred tax assets that more likely than not will not be realized. The accumulated valuation allowance now covers all US domestic current and long-term deferred assets.

Likewise during fiscal 2004, a valuation allowance of $1,891 was also established offsetting the current year tax benefits that arose from the current year's operating losses. As result of these allowances recorded during fiscal 2004, the net deferred income tax asset was reduced from $8,739 at August 2, 2003 to $1,102 at July 31, 2004, with $1,102 classified as a long-term asset. No assurances can be given that the Company's results of operations will generate profits in the future.

During fiscal year 2003, the Company had also reevaluated its deferred tax assets. Due to fiscal 2003 results being lower than originally anticipated, and uncertainty about near term economic conditions, management concluded it was not prudent to place reliability on the forecast component of the analyses as it had in the past. Based on these analyses, management concluded it was prudent to establish a valuation allowance of $7,967 against long-term deferred tax assets created prior to fiscal year 2003

At July 30, 2005, for income tax purposes, the Company had Federal net operating loss carryforwards of approximately $43,941, state net operating loss carryforwards of $40,137 which will expire in 2020 through 2024.

For foreign tax purposes, the Company's Italian subsidiary has utilized all its available net operating loss carryforwards.

13. COMMITMENTS AND CONTINGENCIES

      a. US DEPARTMENT OF DEFENSE ("DOD") INVESTIGATION - On March 8, 2002, RFI, a subsidiary of the Company and the remaining part of the Power Conversion Group segment, was served with a subpoena by the US Attorney for the Eastern District of New York in connection with an investigation by the DOD. RFI supplies electro magnetic interference filters for communications and defense applications. Since March 2002, the DOD has been investigating certain past practices at RFI which date back more than six years and pertain to RFI's Military Specification testing, record keeping and general operating procedures. Management retained special counsel to represent the Company on this matter. The Company has cooperated fully with this investigation, including voluntarily providing employees to be interviewed by the Defense Criminal Investigative Services division of the DOD.

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

            On September 30, 2004, pursuant to the terms of the settlement, the Company fulfilled its obligation under this agreement by paying to the US Government the sum of $5,000 representing fines and restitution. On October 7, 2004, RFI entered a criminal guilty plea to a single count conspiracy charge pursuant to the settlement and a criminal plea agreement. Sentencing occurred on March 15, 2005. At sentencing, the Court imposed an additional fine of $300 to be paid within 30 days. The Company paid this additional fine on April 8, 2005.

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

      b. STRATEGIC ALTERNATIVES - On March 21, 2005, the Company was notified by Palladio Corporate Finance S.p.A and Palladio Finaziraria S.p.A (collectively, "Palladio"), the party with whom it signed a non-binding letter of intent for the sale of its Medical Systems Group, that Palladio was terminating negotiations under the letter of intent. The letter of intent provided for a $1,000 payment payable in the event that no later than March 4, 2005, the buyer was ready, willing and able to enter into a definitive purchase agreement based on the terms of the letter of intent and containing reasonable and customary representations, warranties, terms and conditions relating to the transaction, and the Company elected not to enter into such purchase agreement. Palladio commenced a lawsuit against the Company and its Del Medical Imaging Corp subsidiary on April 15, 2005 in the United States District Court, Southern District of New York. The lawsuit seeks payment of the $1,000, plus interest, as well as reasonable attorney's fees. The Company filed an Answer to this lawsuit on June 8, 2005 contesting Palladio's claim to these damages, and thereafter served discovery requests. At a court conference held on September 28, 2005, the parties agreed to submit to non-binding mediation in an attempt to settle this dispute. A mediation conference has been scheduled for November 21, 2005. Although there can be no assurance that the Company will not have to pay the $1,000, the Company believes that no such payment is payable under the terms of the letter of intent. If the outcome of the non-binding mediation is not acceptable to either party, the Company intends to vigorously defend this lawsuit.

      e. EMPLOYMENT MATTERS - The Company had an employment agreement with Samuel Park, the previous Chief Executive Officer ("CEO"), for the period May 1, 2001 to April 30, 2004. The employment agreement provided for certain payments in the event of a change in the control of the Company.

            On October 10, 2003, the Company announced the appointment of Walter
            F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $200 during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park's employment agreement.

            In addition, the Company's Board of Directors elected at the Company's Annual Meeting of Shareholders held on May 29, 2003 had previously reviewed the "change of control" provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park's counsel demanding payment of certain sums and other consideration pursuant to the Company's employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. It is not possible to predict the outcome of these claims. However, the Company's Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company's liquidity in the foreseeable future.

            During fiscal 2004, an Italian subsidiary of the Company began employment termination proceedings against an executive. Subsequently, the executive instituted legal proceedings in the labor court in Italy against the executive's former employer asserting certain monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify" order directing the Company's subsidiary to pay damages of about euro 306 plus interest and costs. The subsidiary has challenged this order in the Italian labor court. Subsequently, the executive served a writ of summons on the Company as a third party claim against the Company in the litigation pending with the subsidiary in March 2005. The next hearing date in the Italian labor court on this action is scheduled for October 28, 2005. In addition, the executive has brought an action in the Italian labor court for unlawful dismissal under the Italian labor laws against the Company's subsidiary. The subsidiary entered an appearance and filed a counterclaim. In addition, the executive has brought an action in the Italian Corporate courts challenging the subsidiary's removal of the executive as managing director. The executive has not specified any damages in this action and it is in the preliminary stage. The Company believes that the executive's change in control provision has not been triggered and that the executive's termination was justified. However, based on the court's "pay or justify" order to pay euro 306, the Company recorded a charge in fiscal year 2004 of approximately $360 in connection with this matter and which charge is included in Litigation Settlement reserves in the accompanying financial statements.

      g. LEASE COMMITMENTS - The Company leases facilities for its corporate offices and manufacturing operations with expiration dates ranging from 2004 through 2008. In addition, the Company has various office equipment and auto leases accounted for as operating leases. The future minimum annual lease commitments as of July 30, 2005 are as follows:

FISCAL YEARS                           AMOUNT
------------                          -------
2006...............................   $   454
2007...............................       268
2008...............................        54
2009...............................        --
2010...............................        --
                                      -------
  Total............................   $   776
                                      =======

            Rent expense for fiscal years 2005, 2004, and 2003 was $336, $385 and $713, respectively.

      h. OTHER LEGAL MATTERS - In addition, the Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements

14.   FACILITIES REORGANIZATION COSTS

In the fourth quarter of fiscal 2001, the Company recorded a facilities reorganization charge of $770 in conjunction with the announced closure of the Power Conversion Group's Deer Park, New York facility, and the consolidation of product lines into the Company's other U.S. operations. In addition, the Company recorded a reorganization charge of $52 in conjunction with the lease termination of a surplus facility in Illinois, which was vacated during the fourth quarter of fiscal 2001.

An additional $77 of costs related to the Deer Park closedown were incurred during 2002 and charged to expense in that year.

During the fourth quarter of fiscal 2002, the Company announced the closure of the Power Conversion Group's Hicksville, New York facility, planned to occur during fiscal 2003. As a result of the decision to close this facility and combine operations at its Valhalla, New York facility, the Company accrued for various facilities reorganization costs, including severance and outplacement expenses covering 68 individuals.

The following table summarizes the charges related to facilities reorganization:

                                                                     JULY 30, 2005  JULY 31, 2004    AUGUST 2, 2003
                                                                     -------------  -------------    --------------
ACCRUED FOR FUTURE PERIODS:

Expected employee termination costs..............................            --             --               --
Write-down of fixed assets.......................................            --             --               --
Non cancelable lease obligations.................................            --             --               --
Impairment of goodwill...........................................            --             --               --
                                                                        -------        -------          -------
  SUBTOTAL.......................................................            --             --               --
                                                                        -------        -------          -------
CURRENT PERIOD EXPENSES:
Actual employee termination costs................................       $    --        $    --          $   279
Write-down of fixed assets.......................................            --             --              141
Construction and related costs...................................            --             --              368
                                                                        -------        -------          -------
Total facilities reorganization costs............................       $    --        $    --          $   788

The following table summarizes the related liabilities which are included in accrued expenses on the accompanying balance sheet:

                                                                     JULY 30, 2005  JULY 31, 2004    AUGUST 2, 2003
                                                                     -------------  -------------    --------------
Liability at beginning of period.................................       $   --         $   441          $  1,215
Accruals of reorganization costs.................................           --              --                --
Payments of reorganization costs.................................           --            (441)             (774)
                                                                        ------         -------          --------

Liability at end of period.......................................       $   --         $   --           $    441
                                                                        ======         ======           ========

15. RELATED PARTIES

There were no related party transactions for the fiscal years ended July 30, 2005 and July 31, 2004.

During fiscal 2003, Damien Park worked for the Company as a consultant at the rate of $17 per month in the area of business planning . Damien Park is the son of Samuel E. Park, who was the Company's Chief Executive Officer until October 10, 2003. In February 2003, Damien Park accepted a full-time position with the Company with responsibility for Corporate Planning, with an annual base salary of $125. On September 30, 2003, Damien Park's employment relationship with the Company was terminated and he has no continuing consulting relationship with the Company.

The Company incurred $279 of fees and expenses with Battalia Winston International, Inc. during fiscal year 2003, in connection with executive recruiting services. The Chief Executive of Battalia Winston, and one of its owners, is Dale Winston, the wife of Roger Winston, a former Chairman of the Board of Directors.

The Company incurred $34 of accounting fees with Michael Adest & Company, PC during fiscal year 2003, for tax compliance services. David Michael, one of our former directors, had an ownership interest in this accounting practice.

16. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    YEAR ENDED JULY 30, 2005:

                                                                                          QUARTER
                                                                         FIRST      SECOND       THIRD    FOURTH (1)
                                                                         -----      ------       -----    ----------
Net sales.........................................................   $   18,758   $   26,609 $   18,892   $  20,613
Gross margin......................................................   $    4,553   $    6,968 $    4,801   $   5,959
Income (loss) from continuing operations..........................   $       48   $      368 $   (1,031)  $     808
Discontinued operation............................................   $      199   $       -- $       --   $      --
Net income (loss).................................................   $      247   $      368 $   (1,031)  $     808
Basic earnings per share Income (loss) from continuing operations.   $     0.00   $     0.04 $    (0.10)  $    0.08
Discontinued operation............................................   $     0.02   $     0.00 $     0.00   $    0.00
Net income (loss) per share.......................................   $     0.02   $     0.04 $    (0.10)  $    0.08

Diluted earnings per share Income (loss) from continuing
  operations                                                         $     0.00   $     0.03 $    (0.10)  $    0.07
Discontinued operation                                               $     0.02   $     0.00 $     0.00   $    0.00
Net income (loss) per share                                          $     0.02   $     0.03 $    (0.10)  $    0.07

    YEAR ENDED JULY 31, 2004:

                                                                                          QUARTER
                                                                          FIRST      SECOND         THIRD    FOURTH (2)
                                                                          -----      ------         -----    ----------
Net sales..........................................................   $   16,889   $  26,946    $   20,610   $  19,382
Gross margin.......................................................   $    3,784   $   6,531    $    5,020   $   5,980
Income (loss) from continuing operations...........................   $     (456)  $  (9,889)   $     (719)  $     335
Discontinued operation.............................................   $     (153)  $  (2,465)   $      430   $  (2,907)
Net loss...........................................................   $     (609)  $ (12,354)   $     (289)  $  (2,572)
Basic and diluted loss per share Loss from continuing operations...   $    (0.05)  $   (0.96)   $    (0.07)  $    0.03
Discontinued operation.............................................   $    (0.01)  $   (0.24)   $     0.04   $   (0.28)
Net loss...........................................................   $    (0.06)  $   (1.20)   $    (0.03)  $   (0.25)

(1) Continuing operations for the fourth quarter of fiscal 2005, reflect the non-cash write-off of $492 of pension assets as a result of the Company's decision to terminate a frozen pension plan related to the Del High Voltage division..

(2) Discontinued operations for the fourth quarter of fiscal 2004 reflects an impairment loss of $3,481 against the assets of the Del High Voltage division. In addition, continuing operations reflect a $454 charge related to a settlement of litigation related to warrants.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Del Global Technology Corp.
Valhalla, New York

The audit referred to in our report dated October 14, 2005 relating to the consolidated financial statements of Del Global Technology Corp., as of and for the year ended July 30, 2005, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Valhalla, New York
October 14, 2005

(3) DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                                 BALANCE AT    CHARGED TO
                                                                BEGINNING OF    COSTS AND                BALANCE AT
                                                                    YEAR         EXPENSE   DEDUCTIONS    END OF YEAR
                                                                ------------   ----------  ----------    -----------
YEAR ENDED JULY 30, 2005
Allowance for doubtful accounts.............................       $   888      $    375    $    235      $  1,028
Allowance for obsolete and excess inventories...............         2,536           620         139         3,017
YEAR ENDED JULY 31, 2004
Allowance for doubtful accounts.............................         1,232           501         845           888
Allowance for obsolete and excess inventories...............         3,847           539       1,850         2,536
YEAR ENDED AUGUST 2, 2003
Allowance for doubtful accounts.............................         1,127      $    407    $    302      $  1,232
Allowance for obsolete and excess inventories...............         3,430      $  1,742    $  1,325      $  3,847