Form 10-K/A
period 2005-07-30
DEL GLOBAL TECHNOLOGIES CORP
filed 2005-11-23
CIK 27748

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
             -------------------------------------------------------------
              (State or Other Jurisdiction of          (I.R.S. Employer
              Incorporation or Organization)           Identification No.)

               One Commerce Park, Valhalla, NY            10595
           ------------------------------------------------------
           (Address of Principal Executive Offices)    (Zip Code)

        Registrant's telephone number, including area code (914) 686-3650

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
           None                                         None
-------------------------------        ---------------------------------------

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    State the aggregate market value of the voting and non-voting  common equity held by  nonaffiliates  computed by  reference  to the price at which the common equity was last sold, or the average bid and asked price of such common  equity, as of the last business day of the registrant's  most recently  completed second fiscal quarter.

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
non-affiliates of the Registrant as of January 28, 2005, was $16,223,109. Solely
for the purposes of this  calculation,  shares held by directors  and  executive officers of the  Registrant  have been excluded.  Such  exclusion  should not be deemed a determination  or an admission by the Registrant that such  individuals are, in fact, affiliates of the Registrant.

    Indicate  the  number  of  shares  outstanding  of each of the  registrant's classes of common stock, as of the latest practicable date.

    As of October 27, 2005,  there were  10,630,188  shares of the  registrant's common stock outstanding.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Del Global  Technologies Corp. ("the Company") is filing this Amendment No. 1 on
Form  10-K/A  to our  Annual  Report on Form  10-K,  originally  filed  with the
Securities and Exchange  Commission on October 31, 2005,  solely for the purpose of including the information required to be disclosed in Part III thereof.

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

                                                     ALL OFFICES WITH THE
         NAME                     AGE                      COMPANY(1)          DIRECTOR SINCE
         ----                     ---                      ----------          --------------

James R. Henderson                48                Director  and  Chairman           2003
                                                    of Board

Walter F. Schneider               70                Director, President and           2003
                                                    Chief Executive Officer

Gerald M. Czarnecki               65                Director                          2003

Merrill A. McPeak                 69                Director                          2005

James A. Risher                   63                Director                          2005

Edgar J. Smith, Jr.               71                Director                          2002

JAMES R. HENDERSON has been a member of the Company's  Board of Directors  since
November 20, 2003 and Chairman of the Board since May 12,  2005.  Mr.  Henderson has  served as a Vice  President  of Steel  Partners,  Ltd.,  a  management  and advisory company,  since March 2002. Mr. Henderson served as a Vice President of
Steel Partners Services, Ltd. from August 1999 through March 2002. Mr. Henderson has served as President and Chief Operating Officer of WebFinancial  Corporation
("WebFinancial"),  which, through its operating subsidiaries,  operates in niche banking markets, since November 2003 and as Chief Operating Officer and Director
since June 2005.  He has also served as a director of the WebBank  subsidiary of
WebFinancial,  an FDIC insured,  State of Utah Industrial Loan Corporation since
March 2000,  Acting Chief Executive  Officer of WebBank from November 2004 until
May 2005 and as Chairman of WebBank since  November  2004. He has also served as
President of Gateway  Industries,  Inc., a provider of database  development and website design and development services,  since December 2001. Mr. Henderson has served as a director of SL Industries, Inc. ("SLI"), a manufacturer and marketer of power  and data  quality  systems  and  equipment  for  industrial,  medical, aerospace  and consumer  applications,  since January  2002.  Mr.  Henderson has served as a director of BNS Corporation since June 2004. Mr. Henderson served as a director of ECC  International  Corp., a manufacturer and marketer of computer
controlled   simulators  for  training  personnel  to  perform  maintenance  and operation  procedures on military  weapons,  from December 1999 until  September
2003,  and as acting  Chief  Executive  Officer from July 2002 until March 2003.
From  January  2001 to August  2001,  Mr.  Henderson  served as President of MDM
Technologies, Inc., a direct mail and marketing company. From 1996 to July 1999,
Mr.  Henderson was employed in various  positions with Aydin  Corporation  which included a tenure as President and Chief Operating  Officer from October 1998 to
June 1999.  Prior to his employment with Aydin  Corporation,  Mr.  Henderson was employed  as an  executive  with UNISYS  Corporation,  an  e-business  solutions provider.  Mr.  Henderson  earned a B.S. in  Accounting  from the  University of
Scranton.

WALTER F. SCHNEIDER has been a member of the Company's  Board of Directors since
November 20, 2003 and has served as our  President and Chief  Executive  Officer since  October  10,  2003.  Prior to his  appointment  as  President  and  Chief
Executive Officer,  Mr. Schneider was appointed President of Del Medical Systems
Group and Villa Sistemi  Medicali  S.p.A. in April 2002, and prior to that date, he was the Senior Vice President of Operations of the Del Medical  Systems Group
from the time he joined  us in 2000 to April  2002.  From  1985 to 1999,  he was
President of the Bennett  Division of Thermo  Electron  Co., a  manufacturer  of general purpose radiology equipment.

GERALD M. CZARNECKI has been a member of the Company's  Board of Directors since
June 3, 2003.  He has served as the Chairman of The  Deltennium  Corporation,  a privately held holding company  ("Deltennium"),  since November 1995. Deltennium operates  as a holding  company for various  operating  businesses  of which Mr.
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
Mr.  Czarnecki  is a frequent  speaker  and  seminar  leader on a broad range of corporate  governance  issues and serves on a number of corporate boards. He has served as a member of the Board of Directors and Chairman of the Audit Committee
of State Farm Insurance  Companies since 1998; serves as non-executive  Chairman of InPractice, Inc.; and serves as a member of the Board of Directors and member of the Audit  Committee  of ATM  National,  Inc.  He is Chairman of the Board of
Directors of the National  Association of Corporate  Directors,  Florida Gateway
Chapter and is Chairman  of The  National  Leadership  Institute,  a  non-profit
organization   committed  to  improving  non-profit   Leadership  and  Corporate
Governance.

GENERAL  MERRILL A. MCPEAK has been a member of the Company's Board of Directors since  April 27,  2005.  General  McPeak  has  served as  President  of McPeak &
Associates,  a management  consulting  firm,  since 1995. He was Chief of Staff,
United States Air Force, from November 1990 to October 1994, when he retired. He is Chairman of the Board of  Ethicspoint,  Inc. and a director of several  other private  companies.  He  also  serves  as  a  director  of  Tektronix,  Inc.,  a manufacturer and marketer of test, measurement and monitoring solutions,  Health
Sciences  Group,  Inc.,  a provider of  preventive  healthcare  alternatives  to consumers and medical professionals and GigaBeam Corporation, a supplier of high performance high availability fiber-speed wireless communication.  He received a bachelor of arts degree in economics  from San Diego State  College and a master of science degree in international relations from George Washington University.

JAMES A.  RISHER has been a member of the  Company's  Board of  Directors  since
April 27, 2005. Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size  companies,  since 1998.  From  February  2001 to May 2002,  Mr. Risher served as  Chairman  and Chief  Executive  Officer of BlueStar  Battery  Systems
International, Inc., a Canadian public company that is an e-commerce distributor of  electrical  and  electronic  products  to  selected  automotive  aftermarket segments and targeted industrial  markets.  From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group,
Inc. ("Exide"), a global leader in the uninterruptible power supply industry. He also served as Chairman of Exide from December 1997 to July 1998. Mr. Risher has also been a director of SLI since May 2003 and a director of New Century  Equity
Holdings  Corp.,  a holding  company  seeking to acquire a new  business,  since
October 2004.

EDGAR J. SMITH,  JR. has been a member of the Company's Board of Directors since
December  2002. He was Vice  President,  General  Counsel and Secretary of Witco
Corporation  from 1998 until his retirement in 1999.  Previously,  Mr. Smith had been Vice President, General Counsel and Secretary of General Signal Corporation
(NYSE).  Mr. Smith is also a director of two not-for-profit  organizations,  Pro
Arte Singers of Stamford, CT, and the University Glee Club of New York, NY.

AUDIT  COMMITTEE OF THE BOARD OF DIRECTORS;  IDENTIFICATION  OF AUDIT  COMMITTEE
FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee,  the members of which are
Gerald M.  Czarnecki,  Edgar J.  Smith,  Jr. and James A.  Risher.  The Board of
Directors has determined  that Mr.  Czarnecki is an "audit  committee  financial expert" as defined in Item 401(h) of  Regulation  S-K.  Although  the Company is
currently  not  listed  on any  exchange,  each of Mr.  Czarnecki  and the other members of the Audit Committee is an  "independent  director" as defined in Rule
4200 of the Marketplace Rules of the National Association of Securities Dealers,
Inc.

CODE OF BUSINESS CONDUCT AND ETHICS.

The Company has  adopted a Code of Business  Conduct and Ethics that  applies to the Company's  Chief Executive  Officer and Principal  Accounting  Officer.  The
Company's  Code of  Business  Conduct  and  Ethics is  posted  on the  Company's website, WWW.DELGLOBAL.COM.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity  securities,  to file  reports  of  ownership  on Form 3 and  changes  in ownership on Form 4 or Form 5 with the Commission. Such officers,  directors and
10%  stockholders  are also required by Commission  rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons,  the Company believes,  during the fiscal year ended July 30,
2005,  that there was  compliance  with all Section  16(a)  filing  requirements applicable to its officers, directors and 10% stockholders.

ADDITIONAL EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS

MARK A KOCH,  47, was appointed  Treasurer and Principal  Accounting  Officer on
August 24, 2004 and was appointed  Secretary on September 17, 2004. Prior to his appointment as Treasurer and Principal  Accounting  Officer,  Mr. Koch served as
our  Corporate   Controller  and  Assistant   Secretary   since  February  2003,
responsible  for internal and external  financial  reporting,  domestic  working capital management, and treasury functions. From 1998 through 2003, Mr. Koch was
Corporate  Controller,  Secretary  and  Treasurer of SEMX  Corporation  a NASDAQ
listed  corporation   providing   specialty  materials  and  thermal  management
solutions to the wireless, internet infrastructure and electronics industries.

CHRISTOPHER  N. JAPP,  44, was  appointed  President - Medical  Systems Group on
November 1, 2005. From 2003 to 2005, Mr. Japp served as Vice President,  Cardiac
Surgery and Vice  President,  Marketing  at St. Jude  Medical  International,  a
global cardiovascular  device manufacturing  company. From 1990 to 2003, he held positions of  increasing  responsibility  at GE  Healthcare,  including  general management marketing, sales and product development positions in Canada, Japan,
Hong Kong and the United States.  Mr. Japp is Six Sigma Certified and has a B.S.
in Electrical Engineering from Queen's University, Kingston, Canada.

EDWARD  FERRIS,  49,  served  as  our  Senior  Vice  President,   Corporate  and
Organization Development from July 2002 until his resignation on April 1, 2005.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following Summary Compensation Table sets forth the compensation of
Walter  Schneider,  our Chief  Executive  Officer and our other four most highly compensated executive officers during our fiscal years ended July 30, 2005, July
31, 2004 and August 2, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                      ANNUAL COMPENSATION                      COMPENSATION
                                                                                                   SECURITIES      ALL OTHER
                                                                            OTHER ANNUAL           UNDERLYING       COMPEN-
   NAME AND PRINCIPAL POSITION     YEAR       SALARY ($)  BONUS ($)(1)  COMPENSATION ($)(2)         OPTIONS       SATION ($)
   ---------------------------     ----       ----------  ------------  -------------------         -------       ----------
Walter F. Schneider                2005       $284,181     $         -     $     10,200             100,000(7)    $        -
President and Chief Executive      2004        269,365               -           10,200              50,000(4)             -
Officer                            2003(8)     203,462          22,773           19,140              36,000                -

Mark A Koch                        2005       $167,366     $         -       $        -           $       -       $        -
Treasurer and Principal Accounting 2004        135,937               -                -                   -                -
Officer                            2003        117,763           3,000                -                   -                -

Thomas V. Gilboy                   2005       $ 17,084     $         -       $        -           $        -      $  140,000(9)
Former Chief Financial Officer     2004        206,519               -                -                    -               -
                                   2003(5)     205,320          19,172                -                    -               -

Edward Ferris                      2005      $132,998               -        $        -           $        -         499,491(10)
Former Senior Vice President,      2004       199,149               -            53,250(3)                 -               -
Corporate and                      2003(6)    201,156          21,404            54,060                    -               -
Organizational Development

----------------------------
(1) The  figures  reported  in the bonus  column  represent  amounts  earned and accrued for each year.

(2) The amounts in this column represent payments on behalf of Messrs. Schneider and Ferris related to company  apartments for their use. Other than as disclosed herein,  the aggregate amount of any perquisites or other personal  benefits for any  individual  executive  officer  was less than  $50,000  or 10% of the total annual salary and bonus for such  officer,  and is therefore not included in the above table.

(3) With regard to Mr. Ferris, fiscal year 2004 amounts include an apportionment of reimbursements of part of the calendar year 2004 tax liability related to the use of the company apartments of $21,300.

(4) Includes  nonqualified stock options granted on October 20, 2003. Such stock options become exercisable immediately with an exercise price of $2.10. They are exercisable through October 20, 2013.

(5) Mr. Gilboy was hired as Chief Financial  Officer on February 27, 2001, at an
annual base salary of $180,000.  Mr. Gilboy  resigned from the Company on August
23, 2004.

(6) Mr. Ferris was hired as Senior Vice President,  Corporate and Organizational
Development  on July 1, 2002 at an annual base salary of  $200,000.  Mr.  Ferris resigned from the Company on April 1, 2005.

(7) Includes  nonqualified  stock options  granted on April 27, 2005. Such stock options become  exercisable in increments of 25% per year with an exercise price of $2.70. They are exercisable through April 27, 2015.

(8) Mr.  Schneider  was  hired  on  September  18,  2000  and was  appointed  as
President,  Medical  Systems Group on April 22, 2002, with an annual base salary of $220,000.  Effective  October 10, 2003, Mr.  Schneider  became  President and
Chief Executive Officer.

(9) Includes $140,000 paid pursuant to a separation  agreement and release dated as of  September  1,  2004 with  Thomas  Gilboy,  as  described  in  "Separation
Agreements with Certain Former Executive Officers," below.

(10) Includes $499,491 paid pursuant to a separation agreement and release dated as of April 1, 2005 with Edward Ferris,  as described in "Separation  Agreements with Certain Former Executive Officers," below.

The following options were granted in the fiscal year ended July 30, 2005 to the executive officers named in the Summary  Compensation Table in this Amendment to
Annual Report on Form 10-K/A for the fiscal year ended July 30, 2005.

                        OPTION GRANTS IN LAST FISCAL YEAR

                               Individual Grants
                                             % of
                                             Total                                        Potential Realizable Value
                                           Options/                                       at Assumed Annual Rates of
                           Number of         SARs                                         Stock Price Appreciation
                          Securities      Granted to      Exercise or                        for Option Term (3)
                          Underlying       Employees       Base Price
                         Options/SARs      in Fiscal       per Share      Expiration
         Name              Granted #       Year (1)        ($/Sh) (2)       Date           5%($)        10%($)
         ----              ---------       ---------      ----------      ----------     --------     ------------

Walter F. Schneider (4)       100,000          100%          $2.10          4/26/2015   $169,802     $ 430,310
Mark A. Koch                   -
Thomas V. Gilboy               -
Edward Ferris                  -                                                                              -

(1) Based on options to purchase an aggregate of 100,000  shares of Common Stock granted to employees (including employee directors) during the fiscal year ended
July 30, 2005. The foregoing  total  excludes  options  granted to  non-employee directors.

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

(4) 25% of the shares  subject to the option granted vested on the grant date of
April 27, 2005 and the  remaining  shares vest 25% per year on each  anniversary date of the grant.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                           Number Of Securities            Value Of Unexercised
                                                          Underlying Unexercised           In-The-Money Options
                            Shares                      Options At Fiscal Year-End       At Fiscak Year-End ($)(1)
                           Acquired      Value          --------------------------       -------------------------
         Name          On Exercise (#)  Realized ($)   Exercisable     Unexercisable   Exercisable   Unexercisable
         ----          ---------------  ------------   -----------     -------------   -----------   -------------

Walter F. Schneider           -              -           121,000          100,000          $89,900       $15,000
Mark A. Koch                  -              -             7,500                -                -             -
Thomas V. Gilboy              -              -                 -                -                -             -
Edward Ferris                 -              -            37,500                -           11,500             -

------------------
(1)  Difference  between the fair market value of the  underlying  Common Stock,
$2.90, and the exercise price for in-the-money options on July 30, 2005.

Board compensation consists generally of the following:

     o      Each  non-employee  director  will  receive  an annual  retainer  of
            $20,000;

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

From August 1, 2004  through  July 30, 2005,  non-employee  directors  were paid quarterly retainers,  at a rate of $20,000 per annum for serving on the Board of
Directors.  Directors who are also Company employees receive no compensation for serving as directors.

         EMPLOYMENT AGREEMENTS

         EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

On May 23,  2005,  Walter  F.  Schneider  entered  into that  certain  Severance
Benefits  Agreement  with the  Company  dated as of such  date  (the  "Schneider
Severance Agreement"),  a copy of which was filed as an exhibit to the Company's
Current Report on Form 8-K filed on May 25, 2005.  The following  summary of the
Schneider Severance Agreement does not purport to be complete, and is subject to and  qualified in its entirety by reference to the full text of such  agreement.
Pursuant  to the terms of such  agreement,  upon the  occurrence  of the  events specified below, Mr. Schneider is entitled to receive a severance  payment equal to (a) the payment of his full base salary  through the date of the  termination of his employment at the rate in effect  immediately  prior to such termination;
plus (b) in lieu of any  further  payments,  a  payment  equal to one  times his annual base salary in effect  prior to the date of  termination  (such  payments collectively,  the  "Schneider  Severance  Payment").  The  Schneider  Severance
Payment is payable to Mr. Schneider upon the occurrence of the following events:
(a) his  employment  is  involuntarily  terminated by the Company other than for cause or due to his death or disability;  or (b) he  voluntarily  terminates his employment because (i) without his express written consent,  he is placed in any position of  substantially  lesser  stature  than the position he holds with the
Company as of the date of the Schneider  Severance  Agreement (except if another person that is mutually acceptable to Mr. Schneider and the Company is appointed to the office of President  of the  Company);  (ii) his annual base  salary,  as increased from time to time, is reduced; or (iii) the Company hires a person for the  position  of  President  of  the  Company  that  is not  acceptable  to Mr.
Schneider. Additionally, if Mr. Schneider is entitled to the Schneider Severance
Payment,  he will also be entitled to receive health insurance  coverage for one year on the same terms as such  coverage is  available to him on the date of the
Schneider Severance  Agreement.  The Schneider Severance Agreement also requires
Mr. Schneider to keep certain  information about the Company  confidential after the termination of his employment.  The Schneider Severance Agreement expires on
December 31, 2007.

On September 8, 2004, the Company executed a Non-Competition  Agreement with Mr.
Schneider in the form attached as an exhibit to the Company's  Current Report on
Form 8-K filed on September 10, 2004. The following  summary of Mr.  Schneider's
Non-Competition Agreement does not purport to be complete, and is subject to and qualified in its entirety by reference to the full text of such  agreement.  The terms of Mr.  Schneider's  Non-Competition  Agreement  provide  for a payment of
$225,000 by the Company to Mr.  Schneider upon the  consummation  of the sale by the  Company of the  businesses  of both Del  Medical  Imaging  Corp.  and Villa
Sistemi Medicali,  S.p.A. ("Villa"),  provided that Mr. Schneider is employed by the Company at such time. In consideration  for this payment,  Mr. Schneider has agreed (i) not to compete  directly or indirectly  with the  businesses in which the Company or an affiliate  is engaged,  other than the business of Del Medical
Imaging Corp., by owning, managing, operating,  joining, controlling,  financing or participating in the ownership,  management,  operation, control or financing of, or being  connected  as an officer,  director,  employee,  member,  partner, principal, agent, representative, consultant or otherwise with, or use or permit his name to be used in connection with such a competing  business;  and (ii) not to directly or indirectly, either for himself or any other person (A) solicit or induce any  employee,  sales  agent,  independent  sales  organization  or other independent  contractor  of the  Company or any of its  affiliates  to leave the employ of or to cease to provide  services,  in whole or in part to, the Company or its  affiliates,  or to terminate or fail or refuse to renew or  renegotiate, any  contract  for  services  with the Company or its  affiliates,  whether such contract  is written or oral,  (B) in any way  interfere  with the  relationship between  the  Company  or its  affiliates  and an  employee  of or sales  agent, independent sales  organization or independent  contractor of the Company or its affiliates,  (C)  employ,  or  otherwise  engage as an  employee,  sales  agent,
independent  sales  organization  or  independent   contractor,   consultant  or
otherwise,   any  employee,  sales  agent,  independent  sales  organization  or independent  contractor  of the  Company  or its  affiliates,  or (D)  induce or attempt to induce any customer,  supplier, licensee, or business relation of the
Company or its  affiliates,  to cease  doing  business  with the Company or such affiliate,  or in any way interfere with the relationship  between any customer, supplier,  licensee,  or business relation of the Company or its affiliates.  If
Mr. Schneider  breaches the  Non-Competition  Agreement,  he would be liable for damages and the Company could seek an injunction.

On May 23, 2005, Mark A. Koch entered into a Severance  Benefits  Agreement with the Company dated as of such date (the "Koch Severance Agreement"), a copy which was filed as an exhibit to the Company's Current Report on Form 8-K filed on May
25,2005.  The following summary of the Koch Severance Agreement does not purport to be complete,  and is subject to and qualified in its entirety by reference to the full text of such  agreement.  Pursuant  to the terms of the Koch  Severance
Agreement,  upon the  occurrence  of the events  specified  below,  Mr.  Koch is entitled  to receive a  severance  payment  equal to (a) the payment of his full base salary through the date of the termination of his employment at the rate in effect  immediately prior to such  termination;  plus (b) in lieu of any further payments, a payment equal to one times his annual base salary in effect prior to the  date of  termination  (such  payments  collectively,  the  "Koch  Severance
Payment"). The Koch Severance Payment is payable to Mr. Koch upon the occurrence of the following events:  (a) his employment is involuntarily  terminated by the
Company  other  than for  cause or due to his  death  or  disability;  or (b) he voluntarily  terminates his employment  because (i) without his express  written consent,  he is placed in any position of substantially  lesser stature than the position  he  holds  with  the  Company  as of the  date of the  Koch  Severance
Agreement;  (ii) without his express written  consent,  he is transferred or the
Company  proposes that he be transferred  for any extended  period to a location that is more than  forty  (40) miles  from the  Company's  location  at which he performs  services  for  the  Company  as of  the  date  of the  Koch  Severance
Agreement;  or (iii) his annual base salary,  as increased from time to time, is reduced. Additionally, if Mr. Koch is entitled to the Koch Severance Payment, he will also be entitled to receive health  insurance  coverage for one year on the same  terms  as such  coverage  is  available  to him on the  date  of the  Koch
Severance Agreement. The Koch Severance Agreement also requires Mr. Koch to keep certain information about the Company  confidential after the termination of his employment. The Koch Severance Agreement expires on December 31, 2006.

SEPARATION AGREEMENTS WITH CERTAIN FORMER EXECUTIVE OFFICERS

THOMAS V. GILBOY AND EDWARD FERRIS

Thomas V. Gilboy served as the Company's  Chief  Financial  Officer until August
23,  2004.  Edward  Ferris  served as the  Company's  Senior Vice  President  of
Corporate and Organizational Development until April 1, 2005.

The  Company  entered  into a  Separation  Agreement  and  Release  dated  as of
September 1, 2004 (the "Gilboy Separation Agreement") with Thomas V. Gilboy, the
Company's former Chief Financial Officer. The following summary does not purport to be complete and is subject to and  qualified in its entirety by the full text of such agreement.  The Gilboy  Separation  Agreement was filed as an exhibit to the Company's  Current Report on Form 8-K filed on September 15, 2004.  Pursuant to the Gilboy Separation  Agreement,  the Company made severance payments to Mr.
Gilboy aggregating $140,000. In consideration for these payments,  the Change in
Control  Agreement between the Company and Mr. Gilboy dated October 28, 2002 was terminated  and Mr. Gilboy agreed to release and discharge the Company,  as more fully described in the Gilboy Separation Agreement.

On June 2, 2005,  the Company  entered into a Separation  Agreement  and Release dated as of April 1,  2005  (the  "Ferris  Separation  Agreement")  with  Edward
Ferris,   the  Company's   former   Senior  Vice   President  of  Corporate  and
Organizational  Development.  The  following  summary  does  not  purport  to be complete  and is subject to and  qualified  in its  entirety by the full text of such agreement.  The Ferris Separation  Agreement was filed as an exhibit to the
Company's  Current  Report on Form 8-K filed on June 2,  2005.  Pursuant  to the
Ferris Separation Agreement, the Company made a severance payment of $474,491.23 to Mr. Ferris.  Additionally,  the Company made a $25,000  payment to Mr. Ferris representing  payment of certain legal fees and expenses Mr. Ferris  incurred in connection  with his separation  from the Company.  In  consideration  for these payments,  the Change in Control  Agreement  between the Company and Mr.  Ferris dated  October  28, 2002 was  terminated  and Mr.  Ferris  agreed to release and discharge  the  Company,  as  more  fully  described  in the  Ferris  Separation
Agreement.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation  Committee  consists of Merrill A. McPeak as Chairman,
James A. Risher and James R.  Henderson.  None of these  individuals  was at any time  during the fiscal year ended July 30, 2005 or at any other time one of our officers or employees.

         None of our  executive  officers  serves  as a member  of the  Board of
Directors or the  compensation  committee of any other entity,  which has one or more  executive  officers  serving  as a member  of our  Board of  Directors  or
Compensation Committee.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION

         The  following  table  provides  information  as of July 30,  2005 with respect to our  shares of Common  Stock  that may be issued  under our  existing equity compensation plans:

                                                                      (a)              (b)                (c)
                                                                   Number of                           Number of
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
                                                                    options,         options,        under equity
                                                                    warrants         warrants        compensation
Plan Category                                                      and rights       and rights         plans(1)
-------------                                                      ----------       ----------         --------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS:
Stock Option Plan                                                  1,662,494         $  3.81            538,681
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS:
Warrants issued in connection with the acquisition of Villa(2)        50,000         $  7.94             None
Warrants issued in settlement of class action lawsuit(3)             941,994         $  1.50         Not applicable

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

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information  concerning  beneficial  ownership of
Common  Stock of the Company  outstanding  at October 27, 2005 by each person or entity  (including  any "Group" as such term is used in Section  13(d)(3) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act")),  known by the
Company to be the beneficial  owner of more than five percent of its outstanding
Common Stock.  The percentage  ownership of each beneficial  owner is based upon
10,630,188 shares of Common Stock issued and outstanding as of October 27, 2005,
plus  shares  issuable  upon  exercise  of  options,   warrants  or  convertible
securities  (exercisable  within 60 days  after said date) that are held by such person  or  entity,  but not  those  held by any other  person  or  entity.  The information  presented in this table is based upon the most recent  filings with the Commission by such persons or upon  information  otherwise  provided by such persons  to the  Company.  Unless  otherwise  indicated,  the  address  for each beneficial holder is One Commerce Park, Valhalla, NY 10595.

              Name and address                       Amount and nature of
             of Beneficial Owner                    Beneficial Ownership(1)                Percent of Class
             -------------------                    -----------------------                ----------------
Benson Associates LLC                                  1,159,163(2)                            11.0%
111 SW 5th, Suite 2130
Portland, OR  97204

Royce & Associates LLC                                   656,410(3)                             6.2%
1414 Avenue of the Americas
New York, NY  10019

Warren G. Lichtenstein                                 1,867,062(4)                            17.6%
c/o Steel Partners II, L.P.
590 Madison Avenue
32nd Floor
New York, NY  10022

Wells Fargo & Company                                  1,415,272(5)                            13.3%
420 Montgomery Street
San Francisco, CA  94104

Wellington Management Co. LLP                          1,020,235(6)                             9.6%
75 State Street
Boston, MA  02109

Samuel P. Sporn                                        1,166,666(7)                            11.0%(7)
c/o Schoengold & Sporn, P.C.
19 Fulton Street, Suite 406
New York, NY  10038

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

(3)  According to  information  contained  in Amendment  No. 3 to a Schedule 13G dated January 25, 2005, Royce & Associates, LLC ("Royce"), an investment advisor registered  under the Investment Act, is the beneficial  owner of 656,410 shares of Common Stock. In its role as investment advisor, Royce has sole power to vote and dispose of the shares of Common Stock owned by Royce.

(4) According to information  contained in a Form 4 dated April 22, 2005,  Steel
Partners II, L.P., a Delaware limited partnership ("Steel Partners"),  Warren G.
Lichtenstein,  and Steel Partners, LLC, a Delaware limited liability corporation
("Partners LLC") collectively is the beneficial owner of 1,838,416 shares of our
Common  Stock.  Partners  LLC is the  general  partner  of Steel  Partners.  Mr.
Lichtenstein is the sole executive  officer and managing member of Partners LLC.
By  virtue  of  his  positions   with  Steel  Partners  and  Partners  LLC,  Mr.
Lichtenstein  has the sole power to vote and dispose of the 1,838,416  shares of our  Common  Stock  owned by Steel  Partners  and  Partners  LLC.  According  to information  contained in an amendment to Schedule 13D filed on a Schedule 13D/A dated October 16, 2003 filed jointly by Steel  Partners,  Mr.  Lichtenstein  and
WebFinancial    Corporation,    a   Delaware    corporation    ("WebFinancial"),
(collectively,  the "Group"), WebFinancial has sole power to vote and dispose of
28,646 shares of our Common Stock. Mr.  Lichtenstein is also the Chief Executive
Officer and director of WebFinancial  Corporation.  Mr.  Lichtenstein  disclaims beneficial ownership of the 28,646 shares owned by WebFinancial.

(5)  According to  information  contained  in Amendment  No. 3 on a Schedule 13G dated  January 21,  2005,  Wells  Fargo & Company  ("Wells  Fargo"),  the parent
company  of  Wells  Capital  Management   Incorporated  ("Wells  Capital"),   an
investment  adviser  registered  under the  Investment  Act,  may be deemed  the beneficial owner of 1,415,272 shares of Common Stock of the Company.  Clients of
Wells  Capital  are the  owners of record of the shares  held by Wells  Capital.
Accordingly,  in its role as investment advisor, Wells Capital has sole power to vote as to  1,371,345  shares of our  Common  Stock and sole power to dispose of
1,415,272 shares of our Common Stock.

(6)  According to  information  contained  in Amendment  No. 4 to a Schedule 13G dated February 14, 2005, Wellington  Management Company, LLP ("Wellington"),  an
investment  advisor  registered  under the  Investment  Act,  may be deemed  the beneficial owner of 1,020,235 shares of Common Stock of the Company.  Clients of
Wellington  are  the  owners  of  record  of  the  shares  held  by  Wellington.
Accordingly,  in its role as investment advisor,  Wellington has shared power to vote as to  597,709  of our  Common  Stock and  shared  power to  dispose of all
1,020,235 shares of our Common Stock owned by Wellington.

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

                 SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

         The  following  table  sets  forth  information  concerning  beneficial ownership of Common Stock of the Company  outstanding at October 27, 2005 by (i)
each director;  (ii) each executive officer of the Company (as identified in the
Summary Compensation table) and (iii) by all directors and executive officers of the Company as a group.  The percentage  ownership of each  beneficial  owner is based  upon  10,630,188  shares of Common  Stock  issued and  outstanding  as of
October 27, 2005,  plus shares  issuable upon  exercise of options,  warrants or convertible  securities  (exercisable  within 60 days  after said date) that are held by such person or entity, but not those held by any other person or entity.
The  information  presented in this table is based upon the most recent  filings with the Commission by such persons or upon  information  otherwise  provided by such persons to the Company.  Unless otherwise  indicated,  the address for each beneficial holder is One Commerce Park, Valhalla, NY 10595.

              NAME AND ADDRESS                      AMOUNT AND NATURE OF
            OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(1)                PERCENT OF CLASS
            -------------------                    -----------------------                ----------------
Thomas V. Gilboy                                                -                                 -
Edward Ferris                                              37,500(2)                              *
Walter F. Schneider                                       133,500(2)                              *
Mark A Koch                                                10,000(2)                              *
Edgar J. Smith, Jr.                                        23,050(2)                              *
Gerald  M. Czarnecki                                       28,750(2)                              *
James Rischer                                               6,250(2)                              *
James R. Henderson                                         18,750(2)(3)                           *
Merrill McPeak                                             11,250(2)                              *
All Directors and Named  Executive  Officers              269,050(2)                            2.5%
as a group
(9 persons)
--------------------------------

*Represents less than 1% of the outstanding shares of our Common Stock.

(1) Unless otherwise noted,  each director and executive officer has sole voting and investment  power with respect to the shares shown as beneficially  owned by him.

(2) Includes  shares of our Common Stock which may be acquired upon the exercise of stock  options  which are presently  exercisable  or will become  exercisable within 60 days of October 27, 2005 as follows: Edward Ferris - 37,500, Walter F.
Schneider - 133,500,  Mark A. Koch - 7,500,  James A.  Risher - 6,250,  Edgar J.
Smith, Jr. - 18,750, Gerald M. Czarnecki - 18,750, Merrill A. McPeak - 6,250 and
James R. Henderson - 18,750.

(3) Mr.  Henderson is a Vice  President of Steel  Partners,  Ltd.,  an entity of which Warren G. Lichtenstein is an affiliate by virtue of his ownership of Steel
Partners, Ltd. directly and through Steel Partners II, L.P.  (collectively,  the
"Group"), and Mr. Henderson is also the President and Chief Operating Officer of
WebFinancial.  Mr.  Henderson  disclaims  beneficial  ownership of the 1,832,162 shares of our Common Stock collectively owned by the Group and the 28,646 shares of our Common Stock owned by WebFinancial.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our annual financial  statements set forth in our Annual Report on Form 10-K for the fiscal year ended July 30, 2005 and (ii) the reviews of the interim financial  statements included in our Quarterly Reports on Form 10-Q for that fiscal  year were  $250,000.  On June 30,  2005,  the  Company  engaged BDO
Seidman,LLP as its principal accountants.  The Company filed a Current Report on
Form 8-K on July 7, 2005  describing  this change.  The aggregate fees billed by
Deloitte & Touche for  professional  services  rendered  for the  reviews of the interim financial  statements included in our Quarterly Reports on Form 10-Q for the fiscal year ended July 30, 2005 were $103,000.

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

AUDIT-RELATED FEES

There were no fees billed by BDO Seidman, LLP for Audit-Related services for the fiscal year ended July 30, 2005.  There were no fees billed by Deloitte & Touche for Audit-Related services for the fiscal year ended July 31, 2004.

TAX FEES

The  aggregate  fees billed by BDO Seidman,  LLP for tax services for the fiscal year ended July 30, 2005 were $78,445.  The aggregate  fees billed by Deloitte &
Touche for tax services for the fiscal year ended July 31, 2004 were $53,141. In both fiscal years, these fees related to tax planning and consulting work.

ALL OTHER FEES

There were no fees for other  professional  services  rendered during the fiscal years ended July 30, 2005 or July 31, 2004.

The Audit Committee's  policy is to pre-approve  services to be performed by the
Company's  independent  public  accountants in the categories of audit services, audit-related services, tax services and other services. Additionally, the Audit
Committee will consider on a  case-by-case  basis and, if  appropriate,  approve specific engagements that are not otherwise pre-approved.

The Audit  Committee has approved all fees and advised us that it has determined that the non-audit services rendered by BDO Seidman,  LLP during our most recent fiscal year are compatible with maintaining the independence of such auditors.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) 1.    FINANCIAL STATEMENTS
                     Not Applicable

     2.    FINANCIAL STATEMENT SCHEDULES
                      Not applicable

(b)        EXHIBITS

         The following exhibits are filed herewith or incorporated by reference:

     EXHIBIT
      NUMBER                                             DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------
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
                    reference.

    EXHIBIT
      NUMBER                                             DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

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

     10.1           INTENTIONALLY OMITTED

     10.2           INTENTIONALLY OMITTED.

    EXHIBIT
      NUMBER                                             DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

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
                    reference.

    EXHIBIT
      NUMBER                                             DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

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

     10.26          Form of Indemnification Agreement. Filed as Exhibit 10.22 to
                    Del Global  Technologies Corp.  Amendment #1 to Registration
                    Statement   on  Form  S-1/A,   filed  on  May  1,  2003  and
                    incorporated herein by reference.

    EXHIBIT
      NUMBER                                             DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

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
                    Filed as  Exhibit  99.02 to Del  Global  Technologies  Corp.
                    Current  Report on Form 8-K  filed  September  28,  2004 and incorporated herein by reference.

    EXHIBIT
      NUMBER                                             DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

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

     23.1***        Consent of Deloitte & Touche LLP.

     23.1***        Consent of BDO Seidman LLP.

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

                                       23

------------

*     Represents a management contract or compensatory plan or arrangement.

**    Filed herewith.

***   Included in the  Company's  Annual Report on Form 10-K for the fiscal year ended July 30, 2005, which is being amended hereby.

SIGNATURES

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities  and
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DEL GLOBAL TECHNOLOGIES CORP.

November 23, 2005                      By: /s/ Walter F. Schneider
                                           -------------------------------------
                                           Walter F. Schneider
                                           President and Chief Executive Officer

November 23, 2005                      By: /S/ Mark A. Koch
                                           -------------------------------------
                                           Mark A. Koch
                                           Principal Accounting Officer

Pursuant to the  requirements  of the Securities and Exchange Act of 1934,  this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

/S/ JAMES R. HENDERSON
--------------------------         Director -- Chairman                               November 23, 2005
James R. Henderson

/S/ WALTER F. SCHNEIDER            Director - President and Chief Executive           November 23, 2005
--------------------------         Officer
Walter F. Schneider

/S/ GERALD M. CZARNECKI            Director                                           November 23, 2005
--------------------------
Gerald M. Czarnecki

/S/ MERRILL A. MCPEAK              Director                                           November 23, 2005
--------------------------
Merrill A. McPeak

/S/ JAMES A. RISHER                Director                                           November 23, 2005
--------------------------
James A. Risher

/S/ EDGAR J. SMITH, JR.            Director                                           November 23, 2005
--------------------------
Edgar J. Smith, Jr.