Form 10-Q
period 2005-10-29
DEL GLOBAL TECHNOLOGIES CORP
filed 2005-12-13
CIK 27748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 29, 2005
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

                                  914-686-3650
               (Registrant's telephone number including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes       No   X
    -----    -----

The number of shares of Registrant's common stock outstanding as of December 12, 2005 was 10,691,688.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I. Financial Information:

   Item 1. Financial Statements (Unaudited)

   Consolidated Statements of Operations for the Three Months
      ended October 29, 2005 and October 30, 2004                             3

   Consolidated Balance Sheets - October 29, 2005 and July 30, 2005         4-5

   Consolidated Statements of Cash Flows for the Three Months Ended
      October 29, 2005 and October 30, 2004                                   6

   Notes to Consolidated Financial Statements                              7-14

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               15-22

   Item 3. Quantitative and Qualitative Disclosures about Market
              Risk                                                           22

   Item 4. Controls and Procedures                                           22

Part II. Other Information:

   Item 1. Legal Proceedings                                              23-24

   Item 6. Exhibits                                                       24-25

   Signatures                                                                26

   Certifications                                                         27-32

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                     -----------------------------------
                                                     October 29, 2005   October 30, 2004
                                                     ----------------   ----------------
NET SALES                                              $    16,239        $    18,758
COST OF SALES                                               12,504             14,205
                                                       -----------        -----------
GROSS MARGIN                                                 3,735              4,553
                                                       -----------        -----------
Selling, general and administrative                          2,999              3,276
Research and development                                       353                373
Litigation settlement costs                                    500                 --
                                                       -----------        -----------
Total operating expenses                                     3,852              3,649
                                                       -----------        -----------
OPERATING (LOSS) INCOME                                       (117)               904
Interest expense                                               210                422
Other income                                                   (13)               (14)
                                                       -----------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAX PROVISION AND MINORITY INTEREST                 (314)               496
INCOME TAX PROVISION                                           172                377
                                                       -----------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST                                   (486)               119
MINORITY INTEREST                                               (3)                71
                                                       -----------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                      (483)                48
DISCONTINUED OPERATION                                          --                199
                                                       -----------        -----------
NET INCOME(LOSS)                                       $      (483)       $       247
                                                       ===========        ===========
   INCOME(LOSS) PER COMMON SHARE (BASIC AND DILUTED)

   Continuing operations                               $     (0.05)       $        --
   Discontinued operation                                       --               0.02
                                                       -----------        -----------
   Net income(loss) per basic and diluted share        $     (0.05)       $      0.02
                                                       ===========        ===========
   Weighted average number of common
   shares outstanding:
      Basic                                             10,630,188         10,351,746
      Diluted                                           10,630,188         11,397,939

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                October 29,   July 30,
                                                    2005        2005
                                                -----------   --------
CURRENT ASSETS
Cash and cash equivalents                         $   232      $ 1,466
Trade receivables (net of allowance
   for doubtful accounts of $1,030 and $1,028
   at October 29, 2005 and July 30, 2005,
   respectively)                                   12,969       14,218

Inventory                                          15,616       14,852
Prepaid expenses and other current
   assets                                             921          724
                                                  -------      -------
   Total current assets                            29,738       31,260

FIXED ASSETS - Net                                  6,378        6,485
DEFERRED INCOME TAX ASSET-NON CURRENT                 782          841
GOODWILL                                            1,911        1,911
INTANGIBLES - Net                                      22           38
OTHER ASSETS                                          460          241
                                                  -------      -------
   TOTAL ASSETS                                   $39,291      $40,776
                                                  =======      =======

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             October 29,   July 30,
                                                 2005        2005
                                             -----------   --------
CURRENT LIABILITIES
   Short-term credit facilities                $ 3,825     $ 5,051
   Current portion of long-term debt             1,022         783
   Accounts payable - trade                      7,702       9,258
   Accrued liabilities                           4,907       5,488
   Litigation settlement reserves                  405          56
   Income taxes payable                            603         502
                                               -------     -------
      Total current liabilities                 18,464      21,138

NON-CURRENT LIABILITIES
   Long-term debt                                5,684       4,296
   Subordinated note                             2,223       2,158
   Other long-term liabilities                   2,876       2,683
                                               -------     -------
      Total liabilities                         29,247      30,275
                                               -------     -------
MINORITY INTEREST IN SUBSIDIARY                  1,264       1,273
                                               -------     -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized 20,000,000 shares;
      Issued - 11,252,958 and 11,252,958
      at October 29,2005 and July 30, 2005       1,125       1,125
   Additional paid-in capital                   64,508      64,448
   Accumulated other comprehensive income        1,425       1,450
   Accumulated deficit                         (52,732)    (52,249)
   Less common stock in treasury - 622,770
      shares at October 29, 2005 and
      July 30, 2005                             (5,546)     (5,546)
                                               -------     -------
   Total shareholders' equity                    8,780       9,228
                                               -------     -------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                      $39,291     $40,776
                                               =======     =======

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                 ----------------------------
                                                 Oct 29, 2005   Oct. 30, 2004
                                                 ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations           $  (483)        $    48
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
   Depreciation and amortization                       238             327
   Imputed interest - Subordinated note                 65              22
   Minority interest                                    11              71
   Stock based compensation expense                     64              10
   Deferred income tax                                  57             (56)
   Non-cash litigation settlement costs                500              --
   Other                                                 2              --
Changes in operating assets and liabilities:
   Decrease in trade receivables                     1,222           1,049
   (Increase)/decrease in inventory                   (803)            148
   (Increase)/decrease in prepaid expenses and
      other current assets                            (201)            104
   (Increase)/decrease in other assets                (219)             24
   Decrease in accounts payable - trade             (1,550)         (2,818)
   Decrease in accrued liabilities                    (593)           (665)
   Payment of litigation settlement costs             (151)         (5,023)
   Increase in income taxes payable                    104             441
   Increase in other long-term liabilities             204              76
                                                   -------         -------
Net cash used in operating activities               (1,533)         (6,242)
                                                   -------         -------
Cash Flows from discontinued operation
   and sale proceeds                                    --           3,463
                                                   -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed asset purchases                              (130)            (22)
                                                   -------         -------
Net cash used in investing activities                 (130)            (22)
                                                    -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term borrowings               (1,219)           (885)
   Borrowings of long-term debt                      2,000              --
   Repayment of long-term debt                        (359)             --
   Stock option exercise                                --              40
   Dividend to Villa minority shareholders              --            (493)
                                                   -------         -------
Net cash provided by (used in) financing               422          (1,338)
                                                   -------         -------
EFFECT OF EXCHANGE RATE CHANGES                          7              91
   activities                                      -------         -------

NET CHANGE IN CASH AND CASH EQUIVALENTS             (1,234)         (4,048)
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                        1,466           4,755
                                                   -------         -------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                         $   232         $   707
                                                   =======         =======

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended July 30, 2005. Certain prior year's amounts have been reclassified to conform to the current period presentation.

As of July 31, 2004, the Company's Board had committed to a plan to dispose of its Del High Voltage Division ("DHV") and on October 1, 2004, we sold this division for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. Accordingly, the results of operations have been reclassified to show this division as a discontinued operation.

The Company's fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. Results of the Company's 80% owned subsidiary, Villa Sistemi Medicali S.p.A. ("Villa"), are consolidated into Del Global's consolidated financial statements based on a fiscal year that ends on June 30 and are reported on a one-month lag.

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

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payments," which established standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowed under APB Opinion No. 25. SFAS No. 123 (R) has been adopted for fiscal year 2006. The statement does not require restatement of previously issued statements and is being applied on a prospective basis.

Prior to the adoption of SFAS 123 (R), the Company accounted for stock-based awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's practice in granting these awards to employees is to set the exercise price of the stock options equal to the market price of our underlying stock on the date of grant. Therefore under the intrinsic value method, no compensation expense is recognized in the Company's Consolidated Statements of Operations.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS 123 (R), the Company's net income or loss and net income or loss per share for the three months ended October 30, 2004 would have been stated at the pro forma amounts indicated below:

                                                   Three Months Ended
                                                   ------------------
                                                             Oct. 30,
                                                               2004
                                                             --------
Net income (loss) - as reported                               $ 247
Add back: Total stock-based awards determined
   under fair  value method included in reported
   net earnings                                                  --
Deduct: Total stock-based awards determined
   under fair value method                                      (67)
                                                              -----
Proforma Net Income (loss)                                    $ 180
                                                              =====
Income (loss) per share - Basic
   As reported                                                $0.02
   Proforma                                                   $0.02

Income (loss) per share - Diluted
   As reported                                                $0.02
   Proforma                                                   $0.02

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ( "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement as of the beginning of the first quarter of fiscal 2006 and effects were not material to its financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this statement as of the beginning of the first quarter of fiscal 2006 and effects were not material to its financial statements or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3." This Statement provides guidance on the accounting for and reporting of accounting changes and provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements or results of operations.

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

Certain information is summarized below:

                                                Quarter Ended
                                                   Oct. 30,
                                                     2004
                                                -------------
Revenues                                            $1,896
                                                -------------
Net income before income tax provision                 199
Income tax provision                                    --
                                                -------------
Income from discontinued operation                     199
                                                =============

Income from discontinued operation, for first quarter of fiscal year 2005, includes a gain on sale of $21.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of the identifiable assets acquired and liabilities assumed. Under the provisions of SFAS No.142,"Goodwill and Other Intangible Assets", the Company ceased all goodwill amortization effective August 4, 2002.

Other intangible assets are the Company's distribution network and non-compete agreements acquired with the purchase of certain assets of a subsidiary. Intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years and will become fully amortized during fiscal 2006. The components of our amortizable intangible assets are as follows:

                      October 29, 2005                 July 30, 2005
               -----------------------------   -----------------------------
               Gross Carrying    Accumulated   Gross Carrying    Accumulated
                   Amounts      Amortization      Amounts       Amortization
               --------------   ------------   --------------   ------------
Distribution
Network             $653            $631            $653            $615
                    ----            ----            ----            ----
Total               $653            $631            $653            $615
                    ====            ====            ====            ====

Amortization expense for intangible assets during the first quarter of fiscal years 2006 and 2005 was $16 and $16, respectively. Estimated amortization expense for the remainder of 2006 and the five succeeding fiscal years is as follows:

2006 (remainder)   $ 22
2007-2010          None

There are no components of intangible assets that have an indefinite life.

There were no changes in goodwill balances during the first quarter of fiscal year 2006.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market. Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are valued using perpetual inventory records for interim reporting periods. For certain subsidiaries during interim periods we estimate the amount of labor and overhead costs related to finished goods inventories. The estimation methodologies used for interim reporting purposes are described in Management's Discussion and Analysis of Financial Condition and Results of Operations under the subtitle "Critical Accounting Policies".

Inventory Components:                    October 29, 2005   July 30, 2005
---------------------                    ----------------   -------------
Raw materials and purchased parts            $12,724           $12,540
Work-in-process                                2,984             2,615
Finished goods                                 2,676             2,714
                                             -------           -------
                                              18,384            17,869
Less allowance for obsolete and excess
   inventory                                  (2,768)           (3,017)
                                             -------           -------
   Total inventory                           $15,616           $14,852
                                             =======           =======

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

During the first quarter of fiscal 2006, the Company incurred payments of $13 related to warranty claims submitted and accrued $115 related to product warranties issued during the first quarter of fiscal 2006. The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets and is $932 and $1,040 at October 29, 2005 and July 30, 2005, respectively.

COMPREHENSIVE (LOSS) INCOME

Comprehensive loss for the Company includes foreign currency translation adjustments and net loss reported in the Company's Consolidated Statements of Operations.

Comprehensive (loss) income for fiscal 2006 and 2005 periods presented was as follows:

                                                    Three Months Ended
                                           -----------------------------------
                                           October 29, 2005   October 30, 2004
                                           ----------------   ----------------
Net income(loss)                                $(483)             $ 247
Foreign currency translation adjustments          (25)              (241)
                                                -----              -----
   Comprehensive income(loss)                   $(508)             $   6
                                                =====              =====

INCOME (LOSS) PER SHARE

                                                               Three Months Ended
                                                     -------------------------------------
                                                     October 29, 2005    October 30, 2004
                                                     ----------------   ------------------
Numerator:
   Net income(loss)                                    $      (483)         $       247
                                                       ===========          ===========
Denominator
   Denominator for basic income (loss) per share -
      Weighted average shares outstanding               10,630,188           10,351,746
      Effect of dilutive securities                             --            1,046,193
                                                       -----------          -----------
   Denominator for diluted (loss) income per share      10,630,188           11,397,939
                                                       -----------          -----------

(Loss) Income per common share
   Basic                                               $     (0.05)         $      0.02
   Diluted                                             $     (0.05)         $      0.02

Common shares outstanding for the current and prior period ended were reduced by 622,770 shares of treasury stock. The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase company stock. The fiscal 2006 computation of diluted shares outstanding at October 29, 2005, does not include 1,688,494 employee stock options and 991,944 warrants to purchase Company common stock since the effect of their assumed conversion would be anti-dilutive.

SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other. The "Other" segment includes unallocated corporate costs. Interim segment information is as follows:

                                      Medical      Power
For three months ended                Systems   Conversion
October 29, 2005                       Group       Group     Other    Total
----------------------                -------   ----------   -----   -------
Net Sales to Unaffiliated Customers   $12,776     $3,463        --   $16,239
Cost of sales                          10,161      2,343        --    12,504
                                      -------     ------     -----   -------
Gross margin                            2,615      1,120        --     3,735

Operating expenses                      2,355        567       430     3,352
Litigation settlement costs                --         --       500       500
                                      -------     ------     -----   -------
Operating income (loss)               $   260     $  553     $(930)  $  (117)
                                      =======     ======     =====   =======

                                      Medical      Power
For three months ended                Systems   Conversion
October 31, 2004                       Group       Group     Other    Total
----------------------                -------   ----------   -----   -------
Net Sales to Unaffiliated Customers   $15,373     $3,385        --   $18,758
Cost of sales                          11,802      2,403        --    14,205
                                      -------     ------     -----   -------
Gross margin                            3,571        982        --     4,553

Operating expenses                      2,375        534       740     3,649
                                      -------     ------     -----   -------
Operating income (loss)               $ 1,196     $  448     $(740)  $   904
                                      =======     ======     =====   =======

CONTINGENCIES

Strategic Alternatives - On March 21, 2005, the Company was notified by Palladio Corporate Finance S.p.A. and Palladio Finaziaria S.p.A. (collectively "Palladio"), the party with whom it signed a non-binding letter of intent for the sale of its Medical Systems Group, that Palladio was terminating negotiations under the letter of intent. The letter of intent provided for a $1.0 million payment payable in the event that no later than March 4, 2005, the buyer was ready, willing and able to enter into a definitive purchase agreement based on the terms of the letter of intent and containing reasonable and customary representations, warranties, terms and conditions relating to the transaction, and the Company elected not to enter into such purchase agreement. Palladio filed a lawsuit against the Company and its Del Medical Imaging Corp. subsidiary on April 15, 2005, in the United States District Court, Southern District of New York. The lawsuit sought payment of the $1.0 million, plus interest, as well as reasonable attorney's fees. The Company filed an Answer to this lawsuit on June 8, 2005, contesting Palladio's claim to these damages, and thereafter served discovery requests. At a court conference held on September 28, 2005, the parties agreed to submit to non-binding mediation in an attempt to settle this dispute. A mediation conference was scheduled for November 21, 2005. At this mediation, the Company settled this dispute with Palladio for payments totaling $0.5 million over the next 18 months. The Company recorded a related expense of $0.5 million in first quarter 2006 operating expenses.

EMPLOYMENT MATTERS - The Company had an employment agreement with Samuel Park, the previous Chief Executive Officer ("CEO"), for the period May 1, 2001 to April 30, 2004. The employment agreement provided for certain payments in the event of a change in control of the Company.

On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $200 during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park's employment agreement.

The Company's Board of Directors, elected at the Company's Annual Meeting of Shareholders held on May 29, 2003, had reviewed the "change in control" provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and its former Chief Executive Officer, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park's counsel demanding payment of certain sums and other consideration pursuant to the Company's employment agreement with Mr. Park, including these change in control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. It is not possible to predict the outcome of these claims; however, the Company's Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company's liquidity in the foreseeable future.

During fiscal 2004, an Italian subsidiary of the Company began employment termination proceedings against an executive. Subsequently, the executive instituted legal proceedings in the labor court in Italy against the executive's former employer asserting certain monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify" order directing the Company's subsidiary to pay damages of about euro 306 plus interest and costs. The subsidiary has challenged this order in the Italian labor court. Subsequently, the executive served a writ of summons on the Company as a third party claim against the Company in the litigation pending with the subsidiary in March 2005. The next hearing date in the Italian labor court on this action is scheduled for January 25, 2006. In addition, the executive has brought an action in the Italian labor court for unlawful dismissal under the Italian labor laws against the Company's subsidiary. The subsidiary entered an appearance and filed a counterclaim. In addition, the executive has brought an action in the Italian Corporate courts challenging the subsidiary's removal of the executive as managing director. The executive has not specified any damages in this action and it is in the preliminary stage. The Company believes that the executive's change in control provision has not been triggered and that such executive's termination was justified. However, based on the court's "pay or justify" order to pay euro 306, the Company recorded a charge in fiscal year 2004 of approximately $360 in connection with this matter and which charge is included in Litigation Settlement reserves in the accompanying financial statements.

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

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company's filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended July 30, 2005 and Current Reports on Form 8-K.

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical imaging and diagnostic systems consisting of stationary and portable x-ray systems, radiographic/fluoroscopic systems, dental imaging systems and proprietary high-voltage power conversion subsystems for medical and other critical industrial applications. The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications. We manage our business in two operating segments: our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses. See "Segment Information" in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2005(this "Quarterly Report") for discussions of the Company's segments.

As of July 31, 2004, the Company's Board had committed to a plan to dispose of the Del High Voltage Division ("DHV") and on October 1, 2004, we sold this division for a purchase price of approximately $3.1 million, plus the assumption of approximately $0.8 million of liabilities. Accordingly, the results of operations show this division as a discontinued operation.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2005. Within these policies, we have identified the accounting for deferred tax assets and the allowance for obsolete and excess inventory as being critical accounting policies due to the significant amount of estimates involved. In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sale price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product. The Company's products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The Company has an FDA obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period. These repairs are billed to the customers at market rates.

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

During fiscal year 2005, the Company recorded taxable income on a consolidated basis and its individual domestic business units were profitable. However, after factoring in approximately $4.6 million in unallocated costs of the Other reporting segment, which are considered domestic costs for income tax purposes, the Company experienced a domestic taxable loss during the fiscal year 2005. The Company also experienced a domestic net loss for the first quarter of fiscal 2006. Accordingly, the Company has concluded that it should continue to carry a 100% valuation allowance against domestic deferred tax assets and has not recorded any income tax benefit for this domestic taxable loss during the first quarter of fiscal 2006 or during fiscal year 2005.

We recorded a tax provision with respect to the income of Villa in all periods presented and anticipate it is more likely than not the remaining deferred tax asset, which relates to our Villa subsidiary, will be utilized against future timing differences at our Villa subsidiary. The deferred tax assets on the balance sheet of $0.8 million at July 30, 2005, related to Villa, is net of a $0.3 million valuation allowance established in prior years. However, we can make no assurances that our Villa subsidiary will generate profits in the future.

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

VALUATION OF FINISHED GOODS INVENTORIES

In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of October 29, 2005, finished goods represented approximately 14.6% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net sales of $16.2 million for the first quarter of fiscal 2006 decreased by $2.5 million or 13.4% from the fiscal 2005 first quarter net sales of $18.8 million, with the decrease at our Medical Systems Group. The Medical Systems Group's first quarter fiscal 2006 sales of $12.8 million were $2.6 million or 16.9% less than the prior year's first quarter with decreases primarily at international locations, as well as its domestic locations. Sales for the prior fiscal period included shipments of $4.3 million under an international tender order. International sales for the first quarter of fiscal 2006 were also impacted by favorable exchange rate effects from the translation of Villa's financial statements from euros to dollars of approximately $0.7 million. The Power Conversion Group's first quarter fiscal 2006 sales of $3.5 million was unchanged from last year's levels.

Consolidated backlog at October 29, 2005 was $17.5 million versus backlog at July 30, 2005 of approximately $14.6 million. The backlog in the Power Conversion Group decreased $0.9 million from levels at beginning of the fiscal year, reflecting lower bookings earlier in the quarter. There was a $3.7 million increase in the backlog at our Medical Systems Segment from July 30, 2005 levels, reflecting strong bookings during the quarter. Substantially all of the backlog should result in shipments within the next 12 months.

Gross margins as a percent of sales were 23.0% for the first quarter of fiscal 2006, compared to 24.3% in the first quarter of fiscal 2005. The Power Conversion Group's margins for the first quarter of fiscal 2006 were 32.3%, versus 29.0% in the prior year quarter. First quarter fiscal 2006 Power Conversion group margins benefited from improvements in procurement, decreased material costs as a percent of sales and lower waste levels. For the Medical Systems Group, first quarter gross margins of 20.5% declined from the 23.2% level in the prior year first quarter due to unfavorable product mix at both locations.

Selling, General and Administrative expenses ("SG&A") for the first quarter of fiscal 2006 were $3.0 million (18.5% of sales) compared to $3.3 million (17.5% of sales) in the prior year's first quarter. The decrease in SG&A in the first quarter of fiscal 2006 reflects reduced corporate legal and accounting costs, and reduced selling costs in the Power Conversion Group.

Litigation settlement costs of $0.5 million recorded for the first quarter of fiscal 2006 were accrued based on a November 2005 settlement of litigation filed during fiscal 2005 by the potential buyers of the Company's Medical Systems Group. The Company previously disclosed this litigation but had not recorded any affiliated expense during fiscal 2005, as it had no basis at that time upon which to estimate either the outcome or amount of loss. See Item 1, "Legal Proceedings" in this Quarterly Report for further discussion.

As a result of the foregoing, we recognized a first quarter fiscal 2006 operating loss of $0.1 million compared to operating income of $0.9 million in the first quarter of fiscal 2005. The Medical Systems Group posted a first quarter fiscal 2006 operating profit of $0.3 million and the Power Conversion Group showed operating profit of $0.6 million, offset by unallocated corporate costs of $0.9 million.

Interest expense for the first quarter of fiscal 2006 was lower than the prior year's first quarter due to fees incurred in the prior year in conjunction with modifications to the Company's domestic revolving credit facility. In addition, the Company's new credit facility entered into on August 1, 2005 eliminated an unfavorable floor borrowing interest calculation and certain monthly fees that were in effect under the previous lending facility.

The Company has not provided for a U.S. domestic income tax benefit in the first quarter of fiscal 2006. With the exception of tax provisions and adjustments recorded at Villa, our Italian subsidiary, we recorded no adjustments to our current or net deferred tax accounts during the first quarter of fiscal 2006 or fiscal 2005.

As discussed above, the Discontinued Operation was our DHV division, which was sold on October 1, 2004. The Discontinued operation results for the first quarter of fiscal 2005 reflect income from operations of $0.2 million from the DHV division.

Reflecting the above, we recorded net loss of $0.5 million or $0.05 per share(basic and diluted) in the first quarter of fiscal 2006, as compared to net income of $0.2 million, or $0.02 per share(basic and diluted), during the first quarter of fiscal 2005.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.

Working Capital -- At October 29, 2005 and July 30, 2005, our working capital was approximately $11.3 million and $10.1 million, respectively. At such dates, we had approximately $0.2 million and $1.5 million, respectively, in cash and cash equivalents, the majority of which is at our Villa Subsidiary in Italy. As of October 29, 2005, we had approximately $1.1 million of excess borrowing availability under our domestic revolving credit facility compared to $0.5 million at July 30, 2005.

In addition, as of October 29, 2005 and July 30, 2005, our Villa subsidiary had an aggregate of approximately $7.5 million of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities - For the quarterly period ended October 29, 2005, the Company used approximately $1.5 million of cash for operations, compared to a use of $6.2 million in prior fiscal year. Contributing to cash usage in fiscal 2005 was the payment of a $5.0 million fine related to a previously disclosed settlement with the Department of Defense. In fiscal 2005, we received $3.5 million on the disposal and operations of our Del High Voltage subsidiary, which was sold October 1, 2005 is reflected in discontinued operation.

Cash Flows from Investing Activities -- We have made $0.1 million facility improvements and capital equipment for the quarterly period ended October 29, 2005 compared to a minimal amount for the prior fiscal year period.

Cash Flows from Financing Activities -- During the quarterly period ended October 29, 2005, we repaid a total of approximately $1.6 million of indebtedness on our domestic and Italian borrowings, as compared to $0.9 million in the prior year period. We also borrowed $2.0 million in a domestic term loan as part of our North Fork Facility (see "Credit Facility and Borrowing" below). During the first quarter of fiscal 2005, our addition the Villa subsidiary paid a dividend of approximately $2.5 million, of which $0.5 million was paid to Villa's minority shareholders. The remaining $2.0 million, net of withholding taxes was an intercompany transaction with the Parent Company and therefore eliminated in the accompanying consolidated financial statements.

The following table summarizes our contractual obligations, including debt and operating leases at July 30, 2005 (in thousands):

                                                            WITHIN     2-3      4-5    AFTER 5
                 OBLIGATIONS                    TOTAL (1)   1 YEAR    YEARS    YEARS    YEARS
---------------------------------------------   ---------   ------   ------   ------   -------
Long-Term Debt Obligations...................     $2,172    $  573   $  862   $  588    $  149
Capital Lease Obligations....................      2,963       210      673      770     1,310
Subordinated Note............................      2,158        --    2,158       --        --
Interest on long term obligations and note...      1,239       601      432      154        52
Operating Lease Obligations..................        776       454      322        -        --
                                                  ------    ------   ------   ------    ------
Total Contractual Cash Obligations...........     $9,308    $1,838   $4,447   $1,512    $1,511
                                                  ======    ======   ======   ======    ======

(1) In addition, as of July 30, 2005 we had approximately $4.0 million in revolving credit debt in the US and $0.3 million in Italy. The Italian credit facilities are generally renewed on a yearly basis. The Company refinanced the GECC Facility with a combination of a $6 million formula based revolving credit facility and a $2 million term loan entered into with North Fork Bank, as described more fully below.

Credit Facility and Borrowing -- On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the "North Fork Facility") and repaid the GECC Facility. The North Fork Facility provides for a $6 million formula based revolving credit facility based on the Company's eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2 million under a term loan facility secured by the Company's Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5%. The $2 million term loan is repayable in monthly installments of $17K with a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of October 29, 2005, the Company had $2.6 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements as described more fully in Part II "Legal Proceedings"of this Quarterly Report. The North Fork Facility is secured by substantially all of the Company's accounts receivable, inventory and fixed assets in the US.

During the first quarter of fiscal 2006, the Company was non-compliant with the following covenants, the Adjusted US Earnings, Adjusted Earnings, Senior US Debt Ratio, Senior Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the operating loss the Company experienced for the first quarter. On December 12, 2005, the Company signed an amendment to the facility that waived the covenant breaches for the first quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility.

Our Villa subsidiary is a party to various short-term credit facilities with interest rates ranging from 6% to 14%. These facilities generally renew on a yearly basis and include overdraft, receivables and import export financing facilities. In addition, Villa is a party to various medium-term commercial and Italian Government long-term loans. Medium term facilities have interest rates ranging from 3% to 6%, with principal payable semi-annually through maturity in March 2007, and interest payable quarterly. The Government long-term facilities have an interest rate of 3.4% with principal payable annually through September 2010. Villa's manufacturing facility is subject to a capital lease obligation, which matures in 2011 with an option to purchase. Villa is in compliance with all related financial covenants under these short and long-term financings.

During fiscal 2005, the Company applied to the Pension Benefit Guaranty Corp. and to the IRS for a determination letter and approval to terminate its frozen defined benefit pension plan. In the fourth quarter of fiscal 2005, the Company recognized a related non-cash charge of approximately $0.5 million to write off the pension assets on its balance sheet in recognition of the formal decision to terminate the plan. In preparation for the plan termination, the Company transferred $0.1 million to the pension account in April 2005. This transfer, including cash already on hand in this account, has fully funded the expected cash disbursement of $0.2 million due at the time the Company received the IRS determination letter approving the final settlement which is expected in fiscal 2006.

The Company had an employment agreement with Samuel Park, the previous Chief Executive Officer ("CEO"), for the period May 1, 2001 to April 30, 2004. The employment agreement provided for certain payments in the event of a change in control of the Company. On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park's employment agreement. The Company's Board of Directors, elected at the Company's Annual Meeting of Shareholders held on May 29, 2003, had reviewed the "change in control" provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and its former Chief Executive Officer, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park's counsel demanding payment of certain sums and other consideration pursuant to the Company's employment agreement with Mr. Park, including these change in control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. It is not possible to predict the outcome of these claims; however, the Company's Board of Directors does not believe that such claims are reasonably likely to result in a material decrease in the Company's liquidity in the foreseeable future.

On October 1, 2004, the Company completed the sale of its DHV division for $3.1 million plus the assumption of $0.8 million of liabilities as described more fully in the Notes to the Consolidated Financial Statements included in Part I,
Item I of this Quarterly Report.

On March 21, 2005, the Company was notified by Palladio Corporate Finance S.p.A. and Palladio Finaziaria S.p.A. (collectively,"Palladio"), the party with whom it signed a non-binding letter of intent for the sale of its Medical Systems Group, that Palladio was terminating negotiations under the letter of intent. The letter of intent provided for a $1.0 million payment payable in the event that no later than March 4, 2005, the buyer was ready, willing and able to enter into a definitive purchase agreement based on the terms of the letter of intent and containing reasonable and customary representations, warranties, terms and conditions relating to the transaction, and the Company elected not to enter into such purchase agreement. Palladio filed a lawsuit against the Company and its Del Medical Imaging Corp. subsidiary on April 15, 2005, in the United States District Court, Southern District of New York. The lawsuit sought payment of the $1.0 million, plus interest, as well as reasonable attorney's fees. The Company filed an Answer to this lawsuit on June 8, 2005, contesting Palladio's claim to these damages, and thereafter served discovery requests. At a court conference held on September 28, 2005, the parties agreed to submit to non-binding mediation in an attempt to settle this dispute. A mediation conference was scheduled for November 21, 2005. At this mediation, the Company settled this dispute with Palladio for payments totaling $0.5 million over the next 18 months. The Company recorded a related expense of $0.5 million in the first quarter 2006 operating expense.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate and foreign currency exchange exposure. There have been no changes in financial market risk as originally discussed in the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 2005.

ITEM 4 CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including Walter F. Schneider, Chief Executive Officer and Mark Koch, Principal Accounting Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures", as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's first fiscal quarter of 2006 ended October 29, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

STRATEGIC ALTERNATIVES - On March 21, 2005, the Company was notified by Palladio Corporate Finance S.p.A. and Palladio Finaziaria S.p.A. (collectively, "Palladio"), the party with whom it signed a non-binding letter of intent for the sale of its Medical Systems Group, that Palladio was terminating negotiations under the letter of intent. The letter of intent provided for a $1.0 million payment payable in the event that no later than March 4, 2005, the buyer was ready, willing and able to enter into a definitive purchase agreement based on the terms of the letter of intent and containing reasonable and customary representations, warranties, terms and conditions relating to the transaction, and the Company elected not to enter into such purchase agreement. Palladio filed a lawsuit against the Company and its Del Medical Imaging Corp. subsidiary on April 15, 2005, in the United States District Court, Southern District of New York. The lawsuit sought payment of the $1.0 million, plus interest, as well as reasonable attorney's fees. The Company filed an Answer to this lawsuit on June 8, 2005, contesting Palladio's claim to these damages, and thereafter served discovery requests. At a court conference held on September 28, 2005, the parties agreed to submit to non-binding mediation in an attempt to settle this dispute. A mediation conference was scheduled for November 21, 2005. At this mediation, the Company settled this dispute with Palladio for payments totaling $0.5 million over the next 18 months.

EMPLOYMENT MATTERS - The Company had an employment agreement with Samuel Park, the previous Chief Executive Officer ("CEO"), for the period May 1, 2001 to April 30, 2004. The employment agreement provided for certain payments in the event of a change in control of the Company.

On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park's employment agreement.

The Company's Board of Directors, elected at the Company's Annual Meeting of Shareholders held on May 29, 2003, had reviewed the "change in control" provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and its former Chief Executive Officer, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company's Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park's counsel demanding payment of certain sums and other consideration pursuant to the Company's employment agreement with Mr. Park, including these change in control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a "change in control" occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company's liquidity. It is not possible to predict the outcome of these claims; however, the Company's Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company's liquidity in the foreseeable future.

During fiscal 2004, an Italian subsidiary of the Company began employment termination proceedings against an executive. Subsequently, the executive instituted legal proceedings in the labor court in Italy against the executive's former employer asserting certain monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify" order directing the Company's subsidiary to pay damages of about euro 0.3 million plus interest and costs. The subsidiary has challenged this order in the Italian labor court. Subsequently, the executive served a writ of summons on the Company as a third party claim against the Company in the litigation pending with the subsidiary in March 2005. The next hearing date in the Italian labor court on this action is scheduled for January 25, 2006. In addition, the executive has brought an action in the Italian labor court for unlawful dismissal under the Italian labor laws against the Company's subsidiary. The subsidiary entered an appearance and filed a counterclaim. In addition, the executive has brought an action in the Italian Corporate courts challenging the subsidiary's removal of the executive as managing director. The executive has not specified any damages in this action and it is in the preliminary stage. The Company believes that the executive's change in control provision has not been triggered and that such executive's termination was justified. However, based on the court's "pay or justify" order to pay euro 306, the Company recorded a charge in fiscal year 2004 of approximately $0.4 million in connection with this matter and which charge is included in Litigation Settlement reserves in the accompanying financial statements.

OTHER LEGAL MATTERS - The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

ITEM 6. EXHIBITS

        Exhibits
        --------
10.51*  Waiver and First Amendment dated December 12, 2005 to Loan and Security
        Agreement dated as of August 1, 2005 among Del Global Technologies Corp.
        RFI Corporation and Del Medical Imaging Corp. (Borrowers) and North Fork
        Business Capital Corporation.

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

                                        DEL GLOBAL TECHNOLOGIES CORP.

                                        /s/ Walter F. Schneider
                                        ----------------------------------------
                                        Walter F. Schneider
                                        Chief Executive Officer
                                        and President

                                        /s/ Mark Koch
                                        ----------------------------------------
                                        Mark Koch
                                        Principal Accounting Officer
                                        and Treasurer

Dated: December 13, 2005