Form 10-Q
period 2006-01-28
DEL GLOBAL TECHNOLOGIES CORP
filed 2006-03-14
CIK 27748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934.
                 For the quarterly period ended January 28, 2006
                                       or

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

Yes         No
  X
------    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-25 of the Exchange Act)

Yes            No
               X
-----       -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)

Yes            No
               X
-----       -----

The number of shares of Registrant's common stock outstanding as of March 14,
2006 was 11,614,266.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            Table of Contents

Part I. Financial Information:                                         Page No.
                                                                       --------

       Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the Three Months         4
       and Six Months ended January 28, 2006 and January 29, 2005

       Consolidated Balance Sheets - January 28, 2006 and July 30, 2005   5-6

       Consolidated Statements of Cash Flows for the Six Months Ended     7-8
         January 28, 2006 and January 29, 2005

       Notes to Consolidated Financial Statements                         9-17

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           18-26

       Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                    26

       Item 4.  Controls and Procedures                                   26-27

Part II. Other Information:

       Item 1.  Legal Proceedings                                         28-29

       Item 6.  Exhibits                                                  29

       Signatures                                                         30

       Certifications                                                     31-36

PART I  FINANCIAL INFORMATION
 ITEM 1  FINANCIAL STATEMENTS
                       DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands except per share data)
                                                  (Unaudited)
                                   Three Months Ended      Six Months Ended
                                   Jan. 28,    Jan. 29,  Jan. 28,   Jan. 29,
                                       2006        2005      2006      2005
                                     -------    -------   ------     -------
 NET SALES                          $21,994    $26,609    $38,233    $45,367
 COST OF SALES                       16,780     19,641     29,284     33,846
                                    -------    -------    -------    -------
 GROSS MARGIN                         5,214      6,968      8,949     11,521
                                    -------    -------    -------    -------
 Selling, general and administrative  3,773      4,396      6,772      7,672
 Research and development               429        449        782        822
 Litigation settlement costs             --        300        500        300
                                    --------    ------    -------    -------
 Total operating expenses             4,202      5,145      8,054      8,794
                                    -------    -------    -------    -------
 OPERATING INCOME                     1,012      1,823        895      2,727
 Interest expense                      (384)      (259)      (594)      (681)
 Other income/(expense)                 (53)       (26)       (40)       (12)
                                    -------      -----    -------    -------
 INCOME FROM CONTINUING
 OPERATIONS BEFORE INCOME TAX
 PROVISION AND MINORITY INTEREST        575      1,538        261      2,034
 Income tax provision                   524        932        696      1,309
                                   --------     ------    -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE MINORITY INTEREST    51         606       (435)       725
 Minority interest                      111        238        108        309
                                    -------      ------    -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS                            (60)       368       (543)        416
 Discontinued operations                 --         --         --        199
                                   --------     ------    -------   --------
 NET INCOME(LOSS)                   $  (60)  $    368    $  (543)  $    615
                                   ========    =======    =======   ========
INCOME(LOSS)PER COMMON SHARE-BASIC
   Continuing operations            $ (0.01)   $  0.04     $(0.05)    $ 0.04
   Discontinued operations               --         --         --       0.02
                                     ------      ------     -----      -----
   Net income(loss) per basic share  $(0.01)   $  0.04     $(0.05)    $ 0.06
                                     ======    =======     ======     ======
INCOME (LOSS) PER COMMON SHARE-DILUTED
   Continuing operations             $(0.01)    $ 0.03     $(0.05)    $ 0.03
   Discontinued operations                 -        --         --       0.02
                                      ------    ------     ------     ------
   Net income(loss)per diluted share $(0.01)    $ 0.03     $(0.05)    $ 0.05
                                      ======    ======     ======     ======
   Weighted average number of common
   shares outstanding (in thousands):
        Basic                         11,077    10,477     10,854     10,415
        Diluted                       11,077    11,416     10,854     11,407
 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                               January 28,          July 30,
                                                     2006              2005
                                                 --------           --------
                                                (Unaudited)         (Audited)
   CURRENT ASSETS
   Cash and cash equivalents                      $ 1,750           $ 1,466

   Trade receivables (net of allowance
     for doubtful accounts of $1,005 and $1,030
     at January 28, 2006 and July 30, 2005,
     respectively)                                 15,733             14,218

   Inventory                                       16,186             14,852
   Prepaid expenses and other current
    assets                                            489                724
                                                  -------           --------
      Total current assets                         34,158             31,260

   FIXED ASSETS - Net                               6,283              6,485
   DEFERRED INCOME TAX ASSET-NON CURRENT            1,223                841
   GOODWILL                                         6,437              1,911
   INTANGIBLES - Net                                    5                 38
   OTHER ASSETS                                       328                241
                                                 --------          ---------
      TOTAL ASSETS                                $48,434            $40,776
                                                 ========          =========

  See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               January 28,          July 30,
                                                     2006              2005
                                                 --------           --------
                                                (Unaudited)         (Audited)

CURRENT LIABILITIES
   Short-term credit facilities                  $ 5,151             $ 5,051
   Current portion of long-term debt               1,045                 783
   Accounts payable - trade                       12,770               9,258
   Accrued liabilities                             6,393               5,488
   Litigation settlement reserves                    305                  56
   Income taxes payable                               67                 502
                                                --------           ---------
      Total current liabilities                   25,731              21,138

NON-CURRENT LIABILITIES
   Long-term debt                                  5,499               4,296
   Subordinated note                               2,285               2,158
   Other long-term liabilities                     2,851               2,683
   Deferred income tax liabilities - non current     314                  --
                                                 -------            --------
      Total liabilities                           36,680              30,275
                                                 -------            --------

MINORITY INTEREST IN SUBSIDIARY                       --               1,273
                                                 -------            ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized  20,000,000  shares;
     Issued  - 12,245,299 and 11,252,958
     at January 28, 2006 and July 30, 2005         1,225               1,125
   Additional paid-in capital                     67,631              64,448
   Accumulated other comprehensive income          1,239               1,450
   Accumulated deficit                           (52,795)            (52,249)
   Less common stock in treasury - 643,533
     shares at January 28, 2006 and
     July 30, 2005                                (5,546)             (5,546)
                                                ---------           ---------
   Total shareholders' equity                     11,754               9,228
                                                ---------           ---------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 48,434            $ 40,776
                                                ========            ========

See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)
                                                      Six Months Ended
                                               Jan 28, 2006    Jan. 29, 2005
                                               -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss)from continuing operations           $  (543)      $    416
  Adjustments to reconcile net income(loss)to
   net cash provided by (used in)
   operating activities:
  Depreciation and amortization                         405            651
  Imputed interest - Subordinated note                  127             65
  Minority interest                                     108           (167)
  Stock based compensation expense                      127             19
  Deferred income tax                                    68           (118)
  Loss on sale of fixed assets                          128             34
  Litigation settlement provision                       500            300
  Changes in operating assets and liabilities:
  Increase in trade receivables                      (1,719)          (398)
  (Increase) decrease in inventory                   (1,507)         2,222
  (Increase) decrease in prepaid expenses and
    other current assets                               (105)           201
  (Increase) decrease in other assets                   (88)            45
  Increase in accounts payable - trade                3,686            260
  Increase (decrease) in accrued liabilities            699           (871)
  Payment of litigation settlement costs               (251)        (5,078)
  (Decrease) in income taxes payable                   (433)           (49)
  Increase in other long-term liabilities               217            118
                                                    -------        -------
Net cash provided by(used in)operating activities     1,419         (2,350)
                                                    -------        -------
Cash Flows from discontinued operations
  and sale proceeds                                      --          3,463
CASH FLOWS FROM INVESTING ACTIVITIES:               --------       --------
  Fixed asset purchases                                (379)          (119)
  Acquisition of minority interest                   (2,612)             -
                                                    -------        -------
Net cash used in investing activities                (2,991)          (119)
                                                    -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayment) of short-term debt             125         (1,170)
  Warrant exercise                                        2             23
  Stock option exercise                                 205            186
  Borrowing of long-term debt                         2,000              -
  Repayment of long-term debt                          (449)             -
  Dividend to Villa minority shareholders                --           (509)
                                                    -------         -------
Net cash provided by (used in)
 financing activities                                 1,883          (1,470)
                                                   --------         -------

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)
                                                    Six Months Ended
                                             Jan 28, 2006    Jan. 29, 2005

EFFECT OF EXCHANGE RATE CHANGES                       (27)           680
                                                  -------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS               284            204
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       1,466          4,755
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $ 1,750        $ 4,959
                                                  =======        =======

Non-Cash Transactions:

Financing Activities:
  Acquisition of minority interest                $(2,950)      $      --

Investing Activities:
Stock issued for purchase of minority interest    $ 2,950       $      --

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
These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended July 30, 2005. Certain prior years' amounts have been reclassified to conform to the current period presentation.

As of July 31, 2004, the Company's Board had committed to a plan to dispose of its Del High Voltage Division ("DHV") and on October 1, 2004, we sold this division for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. Accordingly, the results of operations have been reclassified to show this division as a discontinued
operation.

The Company's fiscal year-end is based on a 52/53-week cycle ending on the
Saturday nearest to July 31. Results of the Company's foreign subsidiary, Villa
Sistemi Medicali S.p.A. ("Villa"), are consolidated into Del Global's consolidated financial statements based on a fiscal year that ends on June 30 and are reported on a one month lag.

The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The
Company's products are covered primarily by one year warranty plans and, in some cases, optional extended warranties for up to five years are offered. The
Company establishes allowances for warranties as more fully described in the
Product Warranty footnote herein. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The Company has an FDA obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period, which are billed to the customers at market rates.

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payments,"
which established standards for transactions in which an entity exchanges its equity instruments for goods and services. The standard requires a public entity to measure the equity instruments award based on the grant-date fair value. This eliminates the exception to account for such awards using the intrinsic method previously allowed under APB Opinion No. 25. SFAS No 123 (R) has been adopted for fiscal year 2006. The statement does not require restatement of previously issued statements and is being applied on a prospective basis.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS 123 (R), the Company's net income or loss and net income or loss per share for the three months and six months ended
January 29, 2005 would have been stated at the pro forma amounts indicated
below:
                                       Three                   Six
                                    Months Ended           Months Ended
                                   --------------         --------------
                                       Jan. 29,              Jan. 29,
                                          2005                2005
                                       -------              -------
Net income - as reported              $    368            $    615

  Deduct: Total stock-based
  awards determined under
  fair value method                        (68)                (135)
                                      --------             --------
Proforma Net Income                   $    300             $    480
                                      ========             ========
Income per share - Basic

  As reported                           $ 0.04               $ 0.06
  Proforma                              $ 0.03               $ 0.05

Income per share - Diluted

  As reported                           $ 0.03               $ 0.05
  Proforma                              $ 0.03               $ 0.04

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs,
an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in
ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the handling costs and wasted material (spoilage), requiring that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement as of the beginning of the first quarter of fiscal 2006 and effects were not material to its financial statements or results of operations.

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

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005.
The Company does not believe the adoption of FIN No. 47 will have a material impact on the Company's financial statements or results of operations.

2. ACQUISITION OF MINORITY INTEREST IN VILLA

On December 23, 2005, the Company acquired the remaining 20% of Villa for $2,612 plus 904,762 restricted shares of Company common stock. These shares were valued at $3.26 a share or $2,950 and are subject to SEC Rule 144 limitations as to holding periods and trading volume limitations. Goodwill in the amount of $4,525 was recorded and $934 of minority interest was reversed after recognition of a
$388 dividend. Due to the previous 80% ownership interest existing at the time of the original acquisition, the assets and liabilities of the Villa subsidiary were fully consolidated before the transaction and considered to be at fair market value with no additional adjustments necessary.

3. DISCONTINUED OPERATIONS

On October 1, 2004, the Company completed the sale of DHV for a price of $3,100, plus the assumption of approximately $800 of liabilities. This division was formerly part of the Power Conversion Group and designed, manufactured and marketed proprietary precision power conversion subsystems for medical as well as critical industrial applications. The results of operations of this division are shown as discontinued operations in the accompanying financial statements.

Certain information is summarized below:

                                            Quarter Ended    Six Months Ended
                                               Jan. 29,           Jan. 29,
                                                  2005               2005
                                             ---------          ---------
Revenues                                       $    -              $7,936
Net income before income tax provision              -                 199
Income tax provision                                -                   -
Income from discontinued operations                 -                 199

Income from discontinued operations, net for fiscal year 2005, includes two months of operations through the October 1, 2004 disposition date and a gain on sale of the DHV assets of $21.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of acquisitions over the fair value of the identifiable assets acquired and liabilities assumed. Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company
ceased all goodwill amortization effective August 4, 2002.

During the second quarter of fiscal 2006, the Company acquired the minority interest in the Villa subsidiary (See Note 2 above). This acquisition increased goodwill in the Medical Systems Group by $4,526.

Other intangible assets are the Company's distribution network and non-compete agreements acquired with the purchase of certain assets of a subsidiary.
Intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years and will become fully amortized during fiscal 2006. The components of our amortizable intangible assets are as follows:

                   January 28, 2006                 July 30, 2005
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization

Distribution
Network          $   653        S   648           $   653        $   615
                 -------        -------           -------        -------
Total            $   653        $   648           $   653        $   615
                 =======        =======           =======        =======

Amortization expense for intangible assets for the three and six months of fiscal year 2006 was $17 and $33, respectively, and for fiscal year 2005 was $16 and $32, respectively. Estimated amortization expense for the remainder of 2006 and the five succeeding fiscal years is as follows:

     2006 (remainder)            5
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

                                       January 28, 2006      July 30, 2005
                                       ----------------      -------------
                                          (Unaudited)           (Audited)
 Raw materials and purchased parts          $ 13,497             $ 12,540
 Work-in-process                               2,443                2,615
 Finished goods                                3,046                2,714
                                            --------             --------
                                              18,986               17,869
 Less allowance for obsolete and excess
  inventory                                   (2,800)              (3,017)
                                            --------             --------
        Total inventory                     $ 16,186             $ 14,852
                                            ========             ========

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

During the second quarter and first six months of fiscal 2006, the Company incurred costs of $132 and $17, respectively, related to warranty claims submitted and accrued $45 and $32 related to product warranties issued during the three and six months of fiscal 2006, respectively. The liability related to warranties is included in accrued expenses on the accompanying Consolidated
Balance Sheets and is $953 and $1,040 at January 28, 2006 and July 30, 2005,
respectively.

COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (loss) for the Company includes foreign currency translation adjustments and net income (loss) reported in the Company's
Consolidated Statements of Operations.

Comprehensive loss for 2006 and 2005 was as follows:

                                       Three Months Ended    Six Months Ended
                                      Jan. 28,   Jan. 29,   Jan. 28,   Jan. 29,
                                         2006       2005      2006       2005
                                      -------  ---------   -------    --------
Net income (loss)                      $  (60)  $   368      $ (543)  $    615
Foreign currency translation adjustments (186)      575        (211)       334
                                       ------   --------     ------   --------
 Comprehensive income (loss)           $ (246) $    943     $  (754)  $    949
                                       ======  ========     =======   ========

INCOME (LOSS) PER SHARE                  Three Months Ended    Six Months Ended
                                     Jan. 28,   Jan. 29,   Jan. 28,    Jan. 29,
                                        2006       2005       2006       2005
                                     -------    -------    -------    -------
Numerator:
   Net income (loss)                 $  (60)    $    368     $ (543)  $    615
                                     =======    ========     ======   ========

Denominator for basic income (loss) per share -
  Weighted average shares
    outstanding                  11,077,034  10,477,034  10,853,611  10,415,080
  Effect of dilutive securities          --     939,269          --     991,619
                                 ----------  ----------  ----------  ----------
Denominator for diluted loss
   per share                     11,077,034  11,416,303  10,853,611  11,406,699
                                 ==========  ==========  ==========  ==========
Income (loss) per common share
   Basic                              $ (.01)   $  0.04      $(0.05)    $  0.06
   Diluted                              (.01)      0.03       (0.05)       0.05

Common shares outstanding for the current and prior period ended were reduced by
622,770 shares of treasury stock. The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase common stock. The fiscal 2006 computation of diluted shares outstanding at January 28, 2006, does not include 1,600,994 employee stock options and
940,865 warrants to purchase Company common stock since the effect of their assumed conversion would be anti-dilutive.

SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power
Conversion Group and Other. The "Other" segment includes unallocated corporate costs. Interim segment information is as follows:

                                        Medical     Power
For three months ended                  Systems     Conversion
January 28, 2006                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $19,016   $  2,978       -    $21,994
Cost of sales                              14,722      2,058       -     16,780
                                          -------   --------   -------   ------
Gross margin                                4,294        920       -      5,214

Operating expenses                          2,988        538      676     4,202

                                           ------    -------   ------    ------
Operating income (loss)                    $1,306   $    382  $  (676)  $ 1,012
                                           ======    =======   ======    ======

                                        Medical     Power
For three months ended                  Systems     Conversion
January 29, 2005                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $22,908   $  3,701       -    $26,609
Cost of sales                              17,113      2,528       -     19,641
                                          -------   --------   -------   ------
Gross margin                                5,795      1,173       -      6,968

Operating expenses                          2,924        915    1,306     5,145

                                           ------    -------   ------    ------
Operating income (loss)                    $2,871   $    258  $(1,306)  $ 1,823
                                           ======    =======   ======    ======

                                        Medical     Power
For six months ended                    Systems     Conversion
January 28, 2006                        Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers       $31,792   $  6,441       -    $38,233
Cost of sales                              24,883      4,401       -     29,284
                                          -------   --------   -------   ------
Gross margin                                6,909      2,040       -      8,949

Operating expenses                          5,343      1,105    1,606     8,054

                                           ------    -------   ------    ------
Operating income (loss)                    $1,566    $   935  $(1,606)   $  895
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
At this mediation, the Company settled this dispute with Palladio for payments totaling $0.5 million over the following 18 months. The Company recorded a related expense of $0.5 million in the first quarter 2006 operating expenses.

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

During fiscal 2004, an Italian subsidiary of the Company began employment termination proceedings against an executive. Subsequently, the executive instituted legal proceedings in the labor court in Italy against the executive's former employer asserting certain monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify" order directing the Company's subsidiary to pay damages of about euro 306 plus interest and costs. The subsidiary has challenged this order in the Italian labor court. Subsequently, the executive served a writ of summons on the Company as a third party claim against the Company in the litigation pending with the subsidiary in March 2005. The next hearing date in the Italian labor court on this action is scheduled for March 31, 2006. In addition, the executive has brought an action in the Italian labor court for unlawful dismissal under the Italian labor laws against the Company's subsidiary. The subsidiary entered an appearance and filed a counterclaim. In addition, the executive has brought an action in the Italian Corporate courts challenging the subsidiary's removal of the executive as managing director. The executive has not specified any damages in this action and it is in the preliminary stage. The
Company believes that the executive's change in control provision has not been triggered and that such executive's termination was justified. However, based on the court's "pay or justify" order to pay euro 306, the Company recorded a charge in fiscal year 2004 of approximately $360, in connection with this matter and which charge is included in litigation Settlement reserves in the accompanying financial statements.

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
our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain unallocated corporate
General and Administrative expenses. See "Segment Information" in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended January 28,
2006(this "Quarterly Report") for discussions of the Company's segments.

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

During fiscal 2005 the Company recorded taxable income on a consolidated basis and its individual domestic business units were profitable. However, after factoring in approximately $4.6 million in unallocated costs of the other reporting segment, which are considered domestic costs for income tax purposes, the Company experienced a domestic taxable loss during fiscal 2005. The Company also experienced a domestic net loss for the first six months of fiscal 2006.
Accordingly the Company has concluded that it should continue to carry a 100%
valuation allowance against domestic deferred tax assets and has not recorded any income tax benefit for this domestic taxable loss during the first six months of fiscal 2006 or during fiscal year 2005.

We recorded a tax provision with respect to the income of Villa in all periods presented and anticipate it is more likely than not the remaining deferred tax asset, which relates to our Villa subsidiary, will be utilized against future timing differences at our Villa subsidiary. We concluded that given our history of receiving dividends from Villa we could no longer assume the income of Villa would be permanently reinvested. As required by FAS 109, we recorded a deferred tax liability related to the undistributed earnings of Villa. However, we can make no assurances that our Villa subsidiary will generate profits in the future or that future dividends will be received.

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
The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of January 28, 2006, finished goods represented approximately
16.0% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net sales of $22.0 million for the second quarter of fiscal 2006 decreased by $4.6 million or 17.3% from the fiscal 2005 second quarter net sales of $26.6 million, with decreases at both the Power Conversion Group and the
Medical Systems Group. The Medical Systems Group's second quarter fiscal 2006 sales of $19.0 million declined by $3.9 million or 16.9% from the prior year's second quarter. Domestic sales were below prior year primarily due to the acquisition of a national distribution organization by another distributor. The resultant consolidation and organizational changes at these distributors has resulted in lower Del System sales to the combined entity versus sales to each party in the prior year. Our international operation contributed to lower sales due to an exceptional $4.4 million tender offer sale in the second quarter of fiscal 2005. The Power Conversion Group's second quarter fiscal 2006 sales of
$3.0 million decreased by $0.7 million or 19.5% from last year's levels reflecting weaker government sales, decreased demands from two major customers and prior year late order shipping catch-ups in the second quarter of fiscal
2005.

Consolidated net sales of $38.2 million for the first six months of fiscal 2006 decreased by $7.1 million or 15.7% from fiscal 2005 net sales of $45.4 million, with decreases at both the Power Conversion Group and Medical Systems Group. The
Medical Systems Group's sales for the first half of fiscal 2006 of $31.8 million decreased $6.5 million or 17.0% from the prior year's first half, with decreases primarily at international locations, as well as its domestic locations.
Internationally, Sales for the prior fiscal period included shipments of $8.8 million under an international Romanian tender order. Further, the exchange rate used for translation of Euro-denominated sales was more advantageous in fiscal year 2005. The Power Conversion Group's sales for the first half of fiscal 2006 of $6.4 million decreased by $0.6 million or 9.1% from the prior years first half levels.

Consolidated backlog at January 28, 2006 was $17.1 million versus backlog at
July 30, 2005 of approximately $14.6 million. The backlog in the Power
Conversion Group decreased $1.6 million from levels at beginning of the fiscal year while there was a $4.1 million increase in the backlog at our Medical
Systems Segment reflecting increases of $0.4 million at our domestic location and $3.7 million at our international location due to increased bookings during the fiscal 2006 period. Substantially all of the backlog should result in shipments within the next 12 months.

Overall, gross margins as a percent of sales were 23.7% for the second quarter of fiscal 2006, compared to 26.2% in the second quarter of fiscal 2005. The
Power Conversion Group's gross margins for the second quarter of fiscal 2006 of
30.9%, were below margins of 31.7% in the prior year reflecting decreased shipments in the current quarter. For the Medical Systems Group, second quarter gross margins of 22.6% decreased from the 25.3% level in the prior year second quarter due to unfavorable product mix and volume at both locations.

Gross margins as a percent of sales were 23.4% for the first half of fiscal
2006, compared to 25.4% in the first half of fiscal 2005. The Power Conversion group margins benefited from improvements in procurement, decreased material costs as a percent of sales and lower waste levels, which contributed to a gross margin of 31.7% for the first half of fiscal 2006 as compared to 30.4% for the first half of fiscal 2005. For the Medical Systems Group, first half gross margins of 21.7% were lower than gross margins of 24.4% in the prior year's first six months due to volume reduction and internationally due both to the effect of volume and to higher material expense, due to volume advantages in fiscal 2005 on the Romanian order, and to higher material expense due to mix and to increased raw material prices.

Selling, General and Administrative expenses ("SG&A") for the second quarter of fiscal 2006 were $3.8 million (17.2% of sales) compared to $4.4 million (16.5%
of sales) in the prior year's second quarter. The decrease in SG&A in the second quarter of fiscal 2006 reflects reduced corporate legal and accounting costs and reduced selling costs in the Power Conversion Group.

SG&A expenses for the first six months of fiscal 2006 were $6.8 million (17.7%
of sales) compared to $7.7 million (16.9% of sales) in the prior year's first half. The decrease in SG&A in the second quarter of fiscal 2006 reflects reduced corporate legal and accounting costs and reduced selling costs in both the Power
Conversion Group and the Medical Systems Group.

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

As a result of the foregoing, we recognized second quarter fiscal 2006 operating income of $1.0 million compared to operating income of $1.8 million in the second quarter of fiscal 2005. The Medical Systems Group posted a second quarter fiscal 2006 operating profit of $1.3 million and the Power Conversion Group had operating profit of $0.4 million, offset by unallocated corporate costs of $0.7 million.

For the first half of fiscal 2006, we recognized operating income of $0.9 million compared to an operating income of $2.7 million in the first half of fiscal 2005. The Medical Systems Group had an operating profit of $1.6 million for the first half of fiscal 2006 and the Power Conversion Group achieved an operating profit of $0.9 million, partly offset by unallocated corporate costs of $1.6 million.

Interest expense for the second quarter of fiscal 2006 was higher than the prior year's second quarter due to increased borrowings and higher interest rates.
Interest expense for the first six months of fiscal 2006 was lower than the prior year for the same period due to fees incurred in the prior year in conjunction with modifications to the Company's domestic revolving credit facility in the first quarter of fiscal 2005. In addition, the Company's new credit facility entered into on August 1, 2005, eliminated an unfavorable floor borrowing interest calculation and certain monthly fees that were in effect under the previous lending facility.

The Company has not provided for a U.S. domestic income tax benefit in the second quarter or first half of fiscal 2006. During the three months ended
January 28, 2006, we increased our deferred tax liability for foreign taxes related to future dividends and increased deferred tax assets for the elimination of the valuation allowance related to Villa.

As discussed above, Discontinued Operations are related to our DHV division, which was sold on October 1, 2004. The Discontinued operating results for the first quarter of fiscal 2005 reflect income from operations of $0.2 million from the DHV division.

Reflecting the above, we recorded net loss of $0.1 million or $0.01 per share basic and diluted in the second quarter of fiscal 2006, as compared to a net income of $0.4 million, or $0.04 per share basic and $0.03 per share diluted, during the second quarter of fiscal 2005. We recorded a net loss of $0.5 million or $0.05 per share (basic and diluted) in the first half of fiscal 2006, as compared to net income of $0.6 million, or $0.06 per share basic and $0.05 per share diluted during the first half of fiscal 2005.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.

Working Capital -- At January 28, 2006 and July 30, 2005, our working capital was approximately $8.4 million and $10.1 million, respectively. At such dates, we had approximately $1.8 million and $1.5 million, respectively, in cash and cash equivalents, the majority of which is at our Villa subsidiary in Italy. As of January 28, 2006, we had approximately $0.8 million of excess borrowing availability under our domestic revolving credit facility compared to $0.5 million at July 30, 2005.

In addition, as of January 28, 2006 and July 30, 2005, our Villa subsidiary had an aggregate of approximately $5.5 and $7.5 million, respectively, of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities - For the six month period ended January
28, 2006, the Company provided approximately $1.4 million of cash for operations, compared to a use of $2.4 million in prior fiscal year period.
Contributing to cash usage in fiscal 2005 was the payment of a $5.0 million fine related to previously disclosed settlement with the Department of Defense. In fiscal 2005, we received $3.5 million on the disposal and operations of our Del
High Voltage subsidiary, which was sold October 1, 2005, and is reflected in discontinued operations.

Cash Flows from Investing Activities -- We have made $0.4 million facility improvements and capital equipment expenditures for the six months ended January
28, 2006 compared to $0.1 million for the comparable prior fiscal year period.
In addition we purchased the remaining 20% of our Villa subsidiary for a combination of $2.6 million cash and the issuance of restricted Company common stock which is treated as a non cash transaction in the Statement of Cash Flows.

Cash Flows from Financing Activities -- During the six month period ended
January 28, 2006, we borrowed a total of approximately $.1 million of indebtedness on our domestic and Italian borrowings, as compared to $1.2 million in the prior year period. We also borrowed $2.0 million in a domestic term loan as part of our North Fork Facility (see "Credit Facility and Borrowing" below).
During the first quarter of fiscal 2005, our Villa subsidiary paid a dividend of approximately $2.5 million, of which $0.5 million was paid to Villa's minority shareholders. The remaining $2.0 million, net of withholding taxes, was an intercompany transaction with the Parent Company and therefore eliminated in the accompanying consolidated financial statements.

The following table summarizes our contractual obligations, including debt and operating leases at July 30, 2005 (in thousands):

                                                        Within    2-3     4-5   After5
                  Obligations                Total (1)  1 Year   Years   Years   Years
--------------------------------------------------------------------------------------
Long-Term Debt Obligations................... $2,172    $  573  $  862   $ 588  $  149
Capital Lease Obligations....................  2,963       210     673     770   1,310
Subordinated Note............................  2,158        --   2,158      --      --

Interest on long term obligations and note     1,239       601     432     154      52
Operating Lease Obligations..................    776       454     322       -      --
                                              ------    ------  ------  ------  ------
Total Contractual Cash Obligations........... $9,308    $1,838  $4,447  $1,512  $1,511
                                              ======    ======  ======  ======  ======

(1)    In addition, as of July 30, 2005, we had approximately $4.0 million in revolving credit debt in the US and $0.3 million in Italy. The Italian credit facilities are generally renewed on a yearly basis. The Company refinanced the GECC Facility with a combination of a $6 million formula based revolving credit facility and a $2 million term loan entered into with North Fork Bank, as described more fully below.

Credit Facility and Borrowing -- On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business
Capital (the "North Fork Facility") and repaid the GECC Facility. The North Fork
Facility provides for a $6 million formula based revolving credit facility based on the Company's eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2 million under a term loan facility secured by the Company's Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5% or alternatively, at a
LIBOR rate plus 2.5%. The $2.0 million term loan is repayable in monthly installments of $17K with a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of January 28, 2006, the Company had
$0.8 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements as described more fully in Part II "Legal Proceedings" of this Quarterly Report. The North
Fork Facility is secured by substantially all of the Company's accounts receivable, inventory and fixed assets in the US.

In anticipation of the maturity of a subordinated note in March 2007, the Credit agreement provides for a sinking fund or a monthly reserve against borrowing availability commencing in March 2006 in the amount of $0.1 million per month, increasing to $0.3 million per month beginning in September 2006. The Company expects to receive a dividend from its Villa subsidiary in September 2006 of approximately $2 million to be used to pay down amounts outstanding under the
North Fork facility, in order to maintain sufficient borrowing availability in its US operations to finance its working capital needs although no assurance can be made that such dividend will be received by the Company of at least $2 million or at all. In the event funds generated from US or Villa operations are not anticipated to be sufficient to both fund US operations and create a reserve to repay the estimated $2.7 million principal and accrued interest due upon the maturity of the subordinate note, the Company will seek to refinance the subordinated debt.

During the first quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted Earnings, Senior US Debt
Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the operating loss the Company experienced for the first quarter of fiscal 2006. On December 12, 2005, the Company and Northfork Business Capital
signed an amendment to the facility that waived the non-compliance with these covenants for the first quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility.

As of the end of the second quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Senior US
Debt Ratio, Fixed Charge Coverage Ratio and minimum Tangible Net Worth covenants under the North Fork Facility, due to the operating loss the Company experienced for the second quarter of fiscal 2006. In March 2006, the Company signed a waiver to the facility that waived non-compliance with these financial covenants for the second quarter of fiscal 2006 and waived the non-compliance of a covenant due to a delay in granting the bank a security interest in two-thirds of the shares of Villa required upon consummation of the purchase of the remaining 20% of Villa by the Company. The Company is in discussion with North
Fork to address the covenant levels going forward. No assurance can be given that the Company will be able to successfully negotiate an amendment to the
Northfork Facility on terms acceptable to the Company or at all.

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

During fiscal 2005, the Company applied to the Pension Benefit Guaranty Corp.
and to the IRS for a determination letter and approval to terminate its frozen defined benefit pension plan. In the fourth quarter of fiscal 2005, the Company recognized a related non-cash charge of approximately $0.5 million to write off the pension assets on its balance sheet in recognition of the formal decision to terminate the plan. In preparation for the plan termination, during fiscal 2005 the Company fully funded the expected cash disbursement of $0.2 million dollars.
The Company received the IRS determination letter approving the final settlement during the second quarter of fiscal 2006 and fully paid out all of the plan participants in March 2006.

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

On March 21, 2005, the Company was notified by Palladio Corporate Finance S.p.A.
and Palladio Finaziaria S.p.A. (collectively "Palladio"), the party with whom it signed a non-binding letter of intent for the sale of its Medical Systems Group, that Palladio was terminating negotiations under the letter of intent. The letter of intent provided for a $1.0 million payment payable in the event that no later than March 4, 2005, the buyer was ready, willing and able to enter into a definitive purchase agreement based on the terms of the letter of intent and containing reasonable and customary representations, warranties, terms and conditions relating to the transaction, and the Company elected not to enter into such purchase agreement. Palladio filed a lawsuit against the Company and its Del Medical Imaging Corp. subsidiary on April 15, 2005, in the United States
District Court, Southern District of New York. The lawsuit sought payment of the
$1.0 million, plus interest, as well as reasonable attorney's fees. The Company filed an Answer to this lawsuit on June 8, 2005, contesting Palladio's claim to these damages, and thereafter served discovery requests. At a court conference held on September 28, 2005, the parties agreed to submit to non-binding mediation in an attempt to settle this dispute. A mediation conference was scheduled for November 21, 2005. At this mediation, the Company settled this dispute with Palladio for payments totaling $0.5 million over the following 18 months. The Company recorded a related expense of $0.5 million in the first quarter 2006 operating expenses.

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

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's second fiscal quarter of 2006 ended January 28, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During fiscal 2004, an Italian subsidiary of the Company began employment termination proceedings against an executive. Subsequently, the executive instituted legal proceedings in the labor court in Italy against the executive's former employer asserting certain monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify" order directing the Company's subsidiary to pay damages of about euro 0.3 million plus interest and costs. The subsidiary has challenged this order in the Italian labor court. Subsequently, the executive served a writ of summons on the Company as a third party claim against the Company in the litigation pending with the subsidiary in March 2005. The next hearing date in the Italian labor court on this action is scheduled for March 31, 2006. In addition, the executive has brought an action in the Italian labor court for unlawful dismissal under the Italian labor laws against the Company's subsidiary. The subsidiary entered an appearance and filed a counterclaim. In addition, the executive has brought an action in the Italian Corporate courts challenging the subsidiary's removal of the executive as managing director. The executive has not specified any damages in this action and it is in the preliminary stage. The Company believes that the executive's change in control provision has not been triggered and that such executive's termination was justified. However, based on the court's "pay or justify" order to pay euro 306, the Company recorded a charge in fiscal year 2004 of approximately $0.4 million, in connection with this matter and which charge is included in Litigation
Settlement reserves in the accompanying financial statements.

OTHER LEGAL MATTERS - The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

Item 6.      EXHIBITS

                Exhibits

10.52*          Waiver to Loan and Security Agreement dated as of March 14,
                2006 among Del Global Technologies Corp, RFI Corporation and Del
                Medical Imaging Corp. (Borrowers) and North Fork Business
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
                                             -------------------------
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

    Dated:    March 14, 2006

