Form 10-Q
period 2006-04-29
DEL GLOBAL TECHNOLOGIES CORP
filed 2006-06-19
CIK 27748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934.

                  For the quarterly period ended April 29, 2006
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                          Commission File Number 0-3319

                          DEL GLOBAL TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                              13-1784308
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                      One Commerce Park, Valhalla, NY 10595
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  914-686-3650
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-25 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer       Non-Accelerated Filer  X
                       -----                    -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)

 Yes      No
           X
-----    -----

The number of shares of Registrant's common stock outstanding as of June 16,
2006 was 11,635,524.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            TABLE OF CONTENTS

Part I. Financial Information:                                         Page No.
                                                                       --------

       Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the Three Months         4
         and Nine Months ended April 29, 2006 and April 30, 2005

       Consolidated Balance Sheets - April 29, 2006 and July 30, 2005     5-6

       Consolidated Statements of Cash Flows for the Nine Months Ended    7
         April 29, 2006 and April 30, 2005

       Notes to Consolidated Financial Statements                         8-17

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           18-26

       Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                    26

       Item 4.  Controls and Procedures                                   26

Part II. Other Information:

       Item 1.  Legal Proceedings                                         28-29

       Item 6.  Exhibits                                                  29

       Signatures                                                         30

       Certifications                                                     31-36

                                       i

PART I  FINANCIAL INFORMATION
 ITEM 1  FINANCIAL STATEMENTS

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands except per share data)

                                                  (Unaudited)
                                    Three Months Ended    Nine Months Ended
                                    Apr. 29,   Apr. 30,  Apr. 29,  Apr. 30,
                                       2006        2005      2006      2005
                                     -------    -------   ------     -------
 NET SALES                          $20,804    $18,892    $59,037    $64,259
 COST OF SALES                       16,302     14,091     45,586     47,937
                                    -------    -------    -------    -------
 GROSS MARGIN                         4,502      4,801     13,451     16,322
                                    -------    -------    -------    -------
 Selling, general and administrative  3,299      4,874     10,071     12,546
 Research and development               409        446      1,191      1,268
 Litigation settlement costs            (55)        --        445        300
                                    --------    ------    -------    -------
 Total operating expenses             3,653      5,320     11,707     14,114
                                    -------    -------    -------    -------
 OPERATING INCOME(LOSS)                 849       (519)     1,744      2,208
 Interest expense                      (349)      (297)      (943)      (978)
 Other income/(expense)                (205)        46       (245)        34
                                    -------      -----    -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAX
 PROVISION AND MINORITY INTEREST        295       (770)       556      1,264
 Income tax provision                   368        248      1,064      1,557
                                    -------     ------    -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE MINORITY INTEREST   (73)    (1,018)      (508)      (293)
 Minority interest                       --         13        108        322
                                    -------      ------   -------    -------
 INCOME (LOSS) FROM CONTINUING
 OPERATIONS                            (73)    (1,031)      (616)      (615)
 Discontinued operations                 --         --         --        199
                                     ------    -------    -------    -------
 NET INCOME(LOSS)                   $  (73)   $(1,031)   $  (616)   $  (416)
                                    =======    ========   =======    =======
INCOME(LOSS)PER COMMON SHARE-BASIC
   Continuing operations            $ (0.01)   $ (0.10)     $(0.06)   $ (0.06)
   Discontinued operations               --         --          --       0.02
                                     ------     ------       -----      -----
   Net income(loss) per basic share $ (0.01)   $ (0.10)     $(0.06)   $ (0.04)
                                     ======    =======      ======    =======
INCOME (LOSS) PER COMMON SHARE-DILUTED
   Continuing operations            $ (0.01)    $(0.10)    $(0.06)    $(0.06)
   Discontinued operations               --         --         --       0.02
                                      ------    ------     ------     ------
   Net income(loss)per diluted share$ (0.01)    $(0.10)    $(0.06)    $(0.04)
                                     ======     ======     ======     ======
   Weighted average number of common shares outstanding (in thousands):
        Basic                        11,635     10,517     11,114     10,449
        Diluted                      11,635     10,517     11,114     10,449

                 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS

                                                 April 29,          July 30,
                                                     2006              2005
                                                 --------           --------
                                                (Unaudited)         (Audited)
   CURRENT ASSETS
   Cash and cash equivalents                      $   230           $ 1,466

   Trade receivables (net of allowance for
    doubtful accounts of $1,005 and $1,030
    at April 29, 2006 and July 30, 2005,
    respectively)                                  13,667             14,218

   Inventory                                       19,092             14,852
   Prepaid expenses and other current
    assets                                            767                724
                                                  -------           --------
      Total current assets                         33,756             31,260

   FIXED ASSETS - Net                               6,267              6,485
   DEFERRED INCOME TAX ASSET-NON CURRENT            1,205                841
   GOODWILL                                         6,437              1,911
   INTANGIBLES - Net                                   --                 38
   OTHER ASSETS                                       303                241
                                                 --------          ---------
      TOTAL ASSETS                                $47,968            $40,776
                                                 ========          =========

                 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                April 29,          July 30,
                                                     2006              2005
                                                ---------           --------

                                                (Unaudited)         (Audited)

CURRENT LIABILITIES
   Short-term credit facilities                  $ 4,309             $ 5,051
   Current portion of long-term debt               1,101                 783
   Accounts payable - trade                       11,633               9,258
   Accrued liabilities                             7,781               5,488
   Litigation settlement reserves                    300                  56
   Income taxes payable                              404                 502
                                                --------           ---------
      Total current liabilities                   25,528              21,138

NON-CURRENT LIABILITIES
   Long-term debt                                  5,133               4,296
   Subordinated note                               2,350               2,158
   Other long-term liabilities                     2,813               2,683
   Deferred income tax liabilities - non current     314                  --
                                                 -------            --------
      Total liabilities                           36,139              30,275
                                                 -------            --------

MINORITY INTEREST IN SUBSIDIARY                       --               1,273
                                                 -------            ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value;
   Authorized  20,000,000  shares;
     Issued  - 12,258,294 and 11,252,958
     at April 29, 2006 and July 30, 2005           1,226               1,125
   Additional paid-in capital                     67,673              64,448
   Accumulated other comprehensive income          1,344               1,450
   Accumulated deficit                           (52,868)            (52,249)
   Less common stock in treasury - 622,770
     at April 29, 2006 and July 30, 2005          (5,546)             (5,546)
                                                ---------           ---------
   Total shareholders' equity                     11,829               9,228
                                                ---------           ---------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $ 47,968            $ 40,776
                                                ========            ========

                 See notes to consolidated financial statements

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)
                                                   Nine Months Ended
                                             Apr 29, 2006     Apr. 30, 2005
                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss)from continuing operations         $ (616)       $   (615)
  Adjustments to reconcile net income(loss)to
   net cash provided by (used in)
   operating activities:
  Depreciation and amortization                       653            977
  Imputed interest - Subordinated note                192            107
  Minority interest                                   108            322
  Stock based compensation expense                    135             29
  Deferred income tax                                (364)          (123)
  Loss on sale of fixed assets                        141             51
  Litigation settlement provision                     500            300
  Changes in operating assets and liabilities:
  (Increase) decrease in trade receivables            541            604
  (Increase) decrease in inventory                 (4,243)         1,194
  (Increase) decrease in prepaid expenses and
    other current assets                              (42)            95
  (Increase) decrease in other assets                 (63)            66
  Increase in accounts payable - trade              2,377         (2,829)
  Increase (decrease) in accrued liabilities        1,851         (2,194)
  Payment of litigation settlement costs             (256)        (5,382)
  (Decrease) increase in income taxes payable         217            170
  Increase in other long-term liabilities             134            118
                                                  -------        -------
Net cash provided by(used in)operating activities   1,265         (7,110)
                                                  -------        -------
Cash Flows from discontinued operations
  and sale proceeds                                    --          3,463
CASH FLOWS FROM INVESTING ACTIVITIES:             --------       --------
  Fixed asset purchases                              (544)          (366)
  Acquisition of minority interest                 (2,612)             -
                                                  -------        -------
Net cash used in investing activities              (3,156)          (366)
                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayment) of short-term debt          (747)           174
  Warrant exercise                                      2             44
  Stock option exercise                               239            231
  Borrowing of long-term debt                       2,000             --
  Repayment of long-term debt                        (836)            --
  Dividend to Villa minority shareholders              --           (509)
                                                  -------        -------
Net cash provided by (used in)
 financing activities                                 658            (60)

                  DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)

                                                   Nine Months Ended
                                             Apr 29, 2006    Apr. 30, 2005

EFFECT OF EXCHANGE RATE CHANGES                        (3)           263
                                                  -------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS            (1,236)        (3,810)
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                       1,466          4,755
                                                  -------        -------
CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD                                        $   230        $   945
                                                  =======        =======

Non-Cash Transactions:

Investing Activities:
Stock issued as part of purchase of minority
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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS 123 (R), the Company's net income or loss and net income or loss per share for the three months and nine months ended
April 30, 2005 would have been stated at the pro forma amounts indicated below:

                                       Three                  Nine
                                    Months Ended           Months Ended
                                   --------------         --------------
                                       Apr. 30,             Apr. 30,
                                          2005                 2005
                                       -------              -------
Net loss - as reported                $ (1,031)            $   (416)

  Deduct: Total stock-based
  awards determined under
  fair value method                        (69)                (208)
                                      --------             --------
Proforma Net Loss                     $ (1,100)            $   (624)
                                      ========             ========
Income per share - Basic and diluted
  As reported                           $(0.10)              $(0.04)
  Proforma                              $(0.10)              $(0.06)

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid
Financial Instruments -an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.
The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of
Financial Assets - an amendment of FASB Statement No. 140," which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No.
156 will have no impact on our results of operations or our financial position.

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

Certain information is summarized below:

                                         Quarter Ended  Nine Months Ended
                                               Apr. 30,           Apr. 30,
                                                  2005               2005
                                             ---------          ---------
Revenues                                       $   --              $7,936
Net income before income tax provision             --                 199
Income tax provision                               --                  --
Income from discontinued operations                --                 199

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

                   April 29, 2006                 July 30, 2005
                   ----------------                 --------------
             Gross Carrying  Accumulated     Gross Carrying   Accumulated
                 Amounts     Amortization        Amounts      Amortization

Distribution
Network          $   653        S   653           $   653        $   615
                 -------        -------           -------        -------
Total            $   653        $   653           $   653        $   615
                 =======        =======           =======        =======

Amortization expense for intangible assets for the three and nine months ended
April 29, 2006 was $5 and $38, respectively, and for the three and nine months ended July 30, 2005 was $17 and $49, respectively. Estimated amortization expense for the remainder of 2006 and the five succeeding fiscal years is as follows:

     2006 (remainder)          None
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

                                       April 29, 2006      July 30, 2005
                                       ----------------      -------------
                                          (Unaudited)           (Audited)
 Raw materials and purchased parts          $ 13,968             $ 12,540
 Work-in-process                               2,550                2,615
 Finished goods                                5,541                2,714
                                            --------             --------
                                              22,059               17,869
 Less allowance for obsolete and excess
  inventory                                   (2,967)              (3,017)
                                            --------             --------
        Total inventory                     $ 19,092             $ 14,852
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

During the third quarter and first nine months of fiscal 2006, the Company incurred costs of $30 and $162, respectively, related to warranty claims submitted and accrued $61 and $106 related to product warranties issued during the three and nine months of fiscal 2006, respectively. The liability related to warranties is included in accrued expenses on the accompanying Consolidated
Balance Sheets and is $984 and $1,040 at April 29, 2006 and July 30, 2005,
respectively.

COMPREHENSIVE INCOME (LOSS)

Comprehensive Income (loss) for the Company includes foreign currency translation adjustments and net income (loss) reported in the Company's
Consolidated Statements of Operations.

Comprehensive loss for 2006 and 2005 was as follows:
                                       Three Months Ended   Nine Months Ended
                                      Apr. 29,   Apr. 30,   Apr. 29,   Apr. 30,
                                         2006       2005      2006       2005
                                      -------  ---------    -------   --------
Net (loss)                             $  (73) $ (1,031)    $  (616)  $   (416)
Foreign currency translation adjustments  105      (337)       (106)        (4)
                                       ------   --------     ------   --------
 Comprehensive (loss)                  $   32  $ (1,368)    $  (722)  $   (420)
                                       ======  ========     =======   ========

INCOME (LOSS) PER SHARE                  Three Months Ended   Nine Months Ended
                                     Apr. 29,   Apr. 30,   Apr. 29,    Apr. 30,
                                        2006       2005       2006       2005
                                     -------    -------    -------    -------
Numerator:
   Net income (loss)                 $ (73)    $ (1,031)    $ (616)  $   (416)
                                     =======    ========     ======   ========

Denominator for basic income (loss) per share -
  Weighted average shares
    outstanding                 11,634,939  10,517,195  11,114,054  10,449,118
  Effect of dilutive securities         --          --          --          --
                                ----------  ----------  ----------  ----------
Denominator for diluted loss
   per share                    11,634,939  10,517,195  11,114,054  10,449,118
                                ==========  ==========  ==========  ==========
Income (loss) per common share
   Basic                            $(0.01)    $ (0.10)     $(0.06)     $(0.04)
   Diluted                           (0.01)      (0.10)      (0.06)      (0.04)

Common shares outstanding for the current and prior period ended were reduced by
622,770 shares of treasury stock. The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase common stock. The fiscal 2006 computation of diluted shares outstanding at April 29, 2006, does not include 1,563,494 employee stock options and 940,370 warrants to purchase Company common stock since the effect of their assumed conversion would be anti-dilutive. The fiscal 2005 computation of diluted securities outstanding at April 30, 2005, does not include 2,008,494 employee stock options and 991,994 warrants to purchase Company common stock since the effect of their assumed conversion would be anti-dilutive.

SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power
Conversion Group and Other. The "Other" segment includes unallocated corporate costs. Interim segment information is as follows:

                                        Medical     Power
For three months ended                  Systems     Conversion
April 29, 2006                          Group       Group      Other     Total
-----------------------                 ---------   --------  --------  -------
Net Sales to Unaffiliated Customers      $17,639   $  3,165       -    $20,804
Cost of sales                             14,295      2,007       -     16,302
                                         -------   --------   -------   ------
Gross margin                               3,344      1,158       -      4,502

Operating expenses                         2,813        444      396     3,653
                                          ------    -------   ------    ------
Operating income (loss)                   $  531   $    714  $  (396)  $   849
                                          ======    =======   ======    ======

                                        Medical     Power
For three months ended                  Systems     Conversion
April 30, 2005                           Group       Group     Other    Total
-----------------------                ---------   --------  --------  -------
Net Sales to Unaffiliated Customers      $15,380   $  3,512       -    $18,892
Cost of sales                             11,937      2,154       -     14,091
                                         -------   --------   -------   ------
Gross margin                               3,443      1,358       -      4,801

Operating expenses                         3,058        661    1,601     5,320

                                          ------    -------   ------    ------
Operating income (loss)                   $  385   $    697  $(1,601)  $  (519)
                                          ======    =======   ======    ======

                                        Medical     Power
For nine months ended                   Systems     Conversion
April 29, 2006                          Group       Group      Other     Total
-----------------------                ---------   --------  --------  -------
Net Sales to Unaffiliated Customers      $49,431   $  9,606       -    $59,037
Cost of sales                             39,178      6,408       -     45,586
                                         -------   --------   -------   ------
Gross margin                              10,253      3,198       -     13,451

Operating expenses                         8,156      1,549    2,002    11,707
                                          ------    -------   ------    ------
Operating income (loss)                   $2,097    $ 1,649  $(2,002)   $1,744
                                          ======    =======   ======    ======

                                        Medical     Power
For nine months ended                   Systems     Conversion
April 30, 2005                          Group       Group      Other     Total
-----------------------                ---------   --------  --------  -------
Net Sales to Unaffiliated Customers      $53,661   $ 10,598       -    $64,259
Cost of sales                             40,852      7,085       -     47,937
                                         -------   --------   -------   ------
Gross margin                              12,809      3,513       -     16,322

Operating expenses                         8,357      2,110    3,647    14,114
                                          ------    -------   ------    ------
Operating income (loss)                   $4,452    $ 1,403  $(3,647)   $2,208
                                          ======    =======   ======    ======

STOCK OPTION PLAN AND WARRANTS

Effective July 31, 2005, the Company adopted Statement of Financial Accounting
Standards ("SFAS") 123R, "Share-Based Payments," which revises SFAS 123,
"Accounting for Stock-Based Compensation." This standard requires that the
Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service period (usually the vesting period) - in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123R, the
Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the "modified prospective method," as elected by the Company requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense these amounts over the remaining vesting period of the stock options.
The fair values were determined by using the following assumptions in the
Black-Scholes model: an estimated life of seven years, volatility ranging from
40% to 90% risk free interest rate from 5% to 6.8% and the assumption that no dividends will be paid. SFAS 123R requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its fiscal year 2006 expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.

In the three and nine months ended April 29, 2006, the Company recorded $9 and
$136, respectively, of compensation expense related to stock options.

The following activity has occurred under our existing plan:

                                            Weighted
                                            Average
                                  Shares    Exercise
                                (in 000's)   Price
Outstanding at July 30, 2005      1,662      $3.81
Outstanding at October 29, 2005   1,662       3.18
Granted                              50       3.05
Exercised                           (87)      2.00
Cancelled and forfeited             (12)      2.65
                                  -----      -----
Outstanding at January 29, 2006   1,613      $3.89
Exercised                           (13)      2.65
Cancelled and forfeited             (37)      3.05
                                  -----      -----
Outstanding at April 29, 2006     1,563      $3.92
                                  =====      =====
Exercisable at April 29, 2006     1,443      $4.02
                                  =====      =====

In December 2000, the Board of Directors approved an extension of time to exercise for all stock option holders. The extension covers all options whose term would have expired during the period from the stock de-listing date up to the date that the shares become re-listed on a national exchange. This extension grants those stock option holders a period of six months from the date of re-listing to exercise vested options which may have otherwise expired without the extension. During fiscal year 2005, the plan was modified to remove this extension provision from options granted after January 2005. Due to this extension, the Company cannot calculate the weighted average remaining contractual term of outstanding or vested options.

At April 29, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $1.4 million and $1.3 million, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Cash proceeds and intrinsic value related to total stock options exercised during the third quarter and first nine months of fiscal years 2006 and 2005 are provided in the following table:

                                       Three Months Ended   Nine Months Ended
                                      Apr. 29,   Apr. 30,   Apr. 29,   Apr. 30,
                                         2006       2005      2006       2005
                                      -------  ---------   -------    --------
Proceeds from stock options exercised      $33      $45       $207       $231
Intrinsic value of stock options exercised $14      $73       $123       $286

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

During fiscal 2004, an Italian subsidiary of the Company began employment termination proceedings against an executive. Subsequently, the executive instituted legal proceedings in the labor court in Italy against the executive's former employer asserting certain monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify" order directing the Company's subsidiary to pay damages of about euro 306 plus interest and costs. The subsidiary has challenged this order in the Italian labor court. Subsequently, the executive served a writ of summons on the Company as a third party claim against the Company in the litigation pending with the subsidiary in March 2005. In addition, the executive has brought an action in the Italian labor court for unlawful dismissal under the
Italian labor laws against the Company's subsidiary. The subsidiary entered an appearance and filed a counterclaim. In addition, the executive has brought an action in the Italian Corporate courts challenging the subsidiary's removal of the executive as managing director. The executive has not specified any damages in this action and it is in the preliminary stage. Although, the Company believed that the executive's change in control provision had not been triggered and that such executive's termination was justified, based on the court's "pay or justify" order to pay euro 306, the Company recorded a charge in fiscal year
2004 of approximately $360, in connection with this matter. On March 30,2006 the
Company reached a full settlement and release against all claims in return for a payment to the executive of Euro 245, or approximately $295.

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
our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain unallocated corporate
General and Administrative expenses. See "Segment Information" in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended April 29,
2006(this "Quarterly Report") for discussions of the Company's segments.

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
The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of April 29, 2006, finished goods represented approximately
16.0% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net sales of $20.8 million for the third quarter of fiscal 2006 increased by $1.9 million or 10.1% from the fiscal 2005 third quarter net sales of $18.9 million, with decreases at the Power Conversion Group offset by increases at the Medical Systems Group. The Medical Systems Group's third quarter fiscal 2006 sales of $17.6 million increased by $2.3 million or 14.7%
from the prior year's third quarter. Domestic sales were below prior year primarily due to the acquisition of our largest dealer by another dealer we do business with. The resultant consolidation and organizational changes at these dealers has resulted in lower Del System sales to the combined entity versus sales to each party in the prior year. Our international operation contributed to higher sales reflecting improved shipments among several product lines. The
Power Conversion Group's third quarter fiscal 2006 sales of $3.2 million decreased by $0.3 million or 9.8% from last year's levels reflecting decreased demands from an OEM customer.

Consolidated net sales of $59.0 million for the first nine months of fiscal 2006 decreased by $5.2 million or 8.1% from fiscal 2005 net sales of $64.3 million, with decreases at both the Power Conversion Group and Medical Systems Group. The
Medical Systems Group's sales for the first nine months of fiscal 2006 of $49.4 million decreased $4.2 million or 7.9% from the prior year's first nine months, with decreases primarily at international locations, as well as its domestic locations. Internationally, Sales for the prior fiscal period included shipments of $8.8 million under an international Romanian tender order. The Power
Conversion Group's sales for the first nine months of fiscal 2006 of $9.6 million decreased by $1.0 million or 9.4% from the prior years' first nine month levels reflecting catch-up's of late orders from Fiscal 2004 during the first nine months of fiscal 2005.

Consolidated backlog at April 29, 2006 was $24.6 million versus backlog at July
30, 2005 of approximately $14.6 million. The backlog in the Power Conversion
Group increased $.4 million from levels at beginning of the fiscal year while there was a $9.6 million increase in the backlog at our Medical Systems Segment reflecting increases of $0.7 million at our domestic location and $9.0 million at our international location due to increased bookings during the fiscal 2006 period. Substantially all of the backlog should result in shipments within the next 12 months.

Overall, gross margins as a percent of sales were 21.6% for the third quarter of fiscal 2006, compared to 25.4% in the third quarter of fiscal 2005. The Power
Conversion Group's gross margins for the third quarter of fiscal 2006 of 36.6%, were below margins of 38.7% in the prior year reflecting decreased shipments in the current quarter. For the Medical Systems Group, third quarter gross margins of 19.0% decreased from the 22.4% level in the prior year third quarter due to unfavorable product mix at both locations.

Gross margins as a percent of sales were 22.8% for the first nine months of fiscal 2006, compared to 25.4% in the first nine months of fiscal 2005. The
Power Conversion group margins benefited from improvements in procurement, decreased material costs as a percent of sales and lower waste levels, which contributed to a gross margin of 33.3% for the first nine months of fiscal 2006 as compared to 33.1% for the first nine months of fiscal 2005. For the Medical
Systems Group, first nine months gross margins of 20.7% were lower than gross margins of 23.9% in the prior year's first nine months due to volume reduction and internationally due both to the effect of volume and to higher material expense, due to volume advantages in fiscal 2005 on the Romanian order, and to higher material expense due to mix and to increased raw material prices.

Selling, General and Administrative expenses ("SG&A") for the third quarter of fiscal 2006 were $3.3 million (15.8% of sales) compared to $4.9 million (25.8%
of sales) in the prior year's third quarter. The decrease in SG&A in the third quarter of fiscal 2006 reflects reduced corporate legal and accounting costs compared to higher fiscal 2005 costs incurred during a strategic alternatives review, and reduced selling costs in the Power Conversion Group.

SG&A expenses for the first nine months of fiscal 2006 were $10.1 million (17.1%
of sales) compared to $12.5 million (19.5% of sales) in the prior year's first nine months. The decrease in SG&A in the third quarter of fiscal 2006 reflects reduced corporate legal and accounting costs and reduced selling costs in both the Power Conversion Group and the Medical Systems Group, due to higher costs in fiscal 2005 related to a review of strategic alternatives.

Litigation settlement costs of $0.4 million recorded during the first nine months of fiscal 2006 include the accrual of $0.5 million based on a November
2005 settlement of litigation filed during fiscal 2005 by the potential buyers of the Company's Medical Systems Group, offset by a reversal of $0.1 million accrual related to previously settled litigation. The Company previously disclosed this litigation but had not recorded any affiliated expense during fiscal 2005, as it had no basis at that time upon which to estimate either the outcome or amount of loss. The second quarter of fiscal 2005 included $0.3 million related to the settlement of the previously disclosed Department of
Defense investigation of our RFI subsidiary.

As a result of the foregoing, we recognized third quarter fiscal 2006 operating income of $0.8 million compared to operating loss of $0.5 million in the third quarter of fiscal 2005. The Medical Systems Group posted a third quarter fiscal

2006 operating profit of $0.5 million and the Power Conversion Group had operating profit of $0.7 million, offset by unallocated corporate costs of $0.4 million.

For the first nine months of fiscal 2006, we recognized operating income of $1.7 million compared to an operating income of $2.2 million in the first nine months of fiscal 2005. The Medical Systems Group had an operating profit of $2.1 million for the first nine months of fiscal 2006 and the Power Conversion Group achieved an operating profit of $1.6 million, partly offset by unallocated corporate costs of $2.0 million.

Interest expense for the third quarter of fiscal 2006 was higher than the prior year's third quarter due to increased borrowings and higher interest rates.
Interest expense for the first nine months of fiscal 2006 was slightly lower than the prior year for the same period as increased borrowings and higher interest rates were offset by decreases due to fees incurred in the prior year in conjunction with modifications to the Company's domestic revolving credit facility in the first quarter of fiscal 2005. In addition, the Company's new credit facility entered into on August 1, 2005, eliminated an unfavorable floor borrowing interest calculation and certain monthly fees that were in effect under the previous lending facility.

The Company has not provided for a U.S. domestic income tax benefit in the third quarter or first nine months of fiscal 2006. With the exception of tax provisions and adjustments recorded at Villa, our Italian subsidiary, we recorded no adjustments to our current or net deferred tax accounts during the third quarter and first nine months of fiscal 2006 or fiscal 2005.

As discussed above, Discontinued Operations are related to our DHV division, which was sold on October 1, 2004. The Discontinued operating results for the first quarter of fiscal 2005 reflect income from operations of $0.2 million from the DHV division.

Reflecting the above, we recorded net loss of $0.1 million or $0.01 per share basic and diluted in the third quarter of fiscal 2006, as compared to a net loss of $1.0 million, or $0.10 per share basic and diluted, during the third quarter of fiscal 2005. We recorded a net loss of $0.6 million or $0.06 per share (basic and diluted) in the first nine months of fiscal 2006, as compared to net loss of
$0.4 million, or $0.04 per share basic and diluted during the first nine months of fiscal 2005.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.

Working Capital -- At April 29, 2006 and July 30, 2005, our working capital was approximately $8.2 million and $10.1 million, respectively. At such dates, we had approximately $0.2 million and $1.5 million, respectively, in cash and cash equivalents, the majority of which is at our Villa subsidiary in Italy. As of
April 29, 2006 and July 30 2005, we had approximately $0.5 million of excess borrowing availability under our domestic revolving credit facility.

In addition, as of April 29, 2006 and July 30, 2005, our Villa subsidiary had an aggregate of approximately $5.6 and $7.5 million, respectively, of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities - For the nine month period ended April 29,
2006, the Company provided approximately $1.3 million of cash from operations, compared to a use of $7.1 million in prior fiscal year period. Contributing to cash usage in fiscal 2005 was the payment of a $5.0 million fine related to previously disclosed settlement with the Department of Defense. In fiscal 2005, we received $3.5 million on the disposal and operations of our Del High Voltage subsidiary, which was sold October 1, 2005, and is reflected in discontinued
operations.

Cash Flows from Investing Activities -- We have made $0.5 million in facility improvements and capital equipment expenditures for the nine months ended April
29, 2006 compared to $0.4 million for the comparable prior fiscal year period.
In addition we purchased the remaining 20% of our Villa subsidiary for a combination of $2.6 million cash and the issuance of restricted Company common stock which is treated as a non cash transaction in the Statement of Cash Flows.

Cash Flows from Financing Activities -- During the nine month period ended April
29, 2006, we repaid a total of approximately $.7 million of indebtedness on our domestic and Italian borrowings, as compared to borrowings of $0.2 million in the prior year period. We also borrowed $2.0 million in a domestic term loan as part of our North Fork Facility (see "Credit Facility and Borrowing" below).
During the first quarter of fiscal 2005, our Villa subsidiary paid a dividend of approximately $2.5 million, of which $0.5 million was paid to Villa's minority shareholders. The remaining $2.0 million, net of withholding taxes, was an intercompany transaction with the Parent Company and therefore eliminated in the accompanying consolidated financial statements. In addition, we received $0.2 million and $0.3 million from the exercise of stock options and warrants during the nine months ended April 29, 2006 and April 30, 2005, respectively.

The following table summarizes our contractual obligations, including debt and operating leases at July 30, 2005 (in thousands):

                                                                                Within       2-3        4-5    After 5
                            Obligations                          Total (1)      1 Year      Years      Years     Years
--------------------------------------------------------------  -----------  ---------  ---------  --------- ---------
Long-Term Debt Obligations....................................  $  2,172     $     573  $     862  $     588 $     149
Capital Lease Obligations.....................................     2,963           210        673        770     1,310
Subordinated Note.............................................     2,158            --      2,158         --        --

Interest on long term obligations and note                         1,239           601        432        154        52
Operating Lease Obligations...................................       776           454        322         --        --
                                                                --------     ---------  ---------  --------- ---------
Total Contractual Cash Obligations............................  $  9,308     $   1,838  $   4,447  $   1,512 $   1,511
                                                                ========     =========  =========  ========= =========

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

Facility provides for a $6 million formula based revolving credit facility based on the Company's eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2 million under a term loan facility secured by the Company's Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5% or alternatively, at a
LIBOR rate plus 2.5%. The $2.0 million term loan is repayable in monthly installments of $16.6 thousand with a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of April 29, 2006, the
Company had $0.8 million of availability under the North Fork Facility, of which
North Fork has reserved $1 million against possible litigation settlements as described more fully in Part II "Legal Proceedings" of this Quarterly Report.
The North Fork Facility is secured by substantially all of the Company's accounts receivable, inventory and fixed assets in the US.

In anticipation of the maturity of a subordinated note in March 2007, the Credit agreement provides for a sinking fund or a monthly reserve against borrowing availability commencing in March 2006 in the amount of $0.1 million per month, increasing to $0.4 million per month beginning in September 2006. The Company expects to receive a dividend from its Villa subsidiary in September 2006 of approximately $1.5 million to be used to pay down amounts outstanding under the
North Fork facility, in order to maintain sufficient borrowing availability in its US operations to finance its working capital needs although no assurance can be made that such dividend will be received by the Company of at least $1.5 million, or at all. In the event funds generated from US or Villa operations are not anticipated to be sufficient to both fund US operations and create a reserve to repay the estimated $2.7 million principal and accrued interest due upon the maturity of the subordinate note, the Company will seek to refinance the subordinated debt.

As of the end of the first quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted Earnings,
Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North
Fork Facility, due to the operating loss the Company experienced for the first quarter of fiscal 2006. On December 12, 2005, the Company and Northfork Business
Capital signed an amendment to the facility that waived the non-compliance with these covenants for the first quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility.

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

As of the end of the third quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted Earnings, Adjusted US Earnings,
Senior US Debt Ratio, Fixed Charge Coverage Ratio and Minimum Tangible Net Worth
and Capital Expenditure covenants under the North Fork Facility, due to less than anticipated results Company experienced for the third quarter of fiscal
2006. In June 2006, the Company received a waiver to the facility that waived non-compliance with these financial covenants for the third quarter of fiscal
2006. The Company is in discussion with North Fork to address the covenant levels going forward. No assurance can be given that the Company will be able to successfully negotiate an amendment to the Northfork Facility on terms acceptable to the Company or at all.

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

On March 21, 2005, the Company was notified by Palladio Corporate Finance S.p.A.
and Palladio Finaziaria S.p.A. (collectively "Palladio"), the party with whom it signed a non-binding letter of intent for the sale of its Medical Systems Group, that Palladio was terminating negotiations under the letter of intent. The letter of intent provided for a $1.0 million payment payable in the event that no later than March 4, 2005, the buyer was ready, willing and able to enter into a definitive purchase agreement based on the terms of the letter of intent and containing reasonable and customary representations, warranties, terms and conditions relating to the transaction, and the Company elected not to enter into such purchase agreement. Palladio filed a lawsuit against the Company and its Del Medical Imaging Corp. subsidiary on April 15, 2005, in the United States
District Court, Southern District of New York. The lawsuit sought payment of the
$1.0 million, plus interest, as well as reasonable attorney's fees. The Company filed an Answer to this lawsuit on June 8, 2005, contesting Palladio's claim to these damages, and thereafter served discovery requests. At a court conference held on September 28, 2005, the parties agreed to submit to non-binding mediation in an attempt to settle this dispute. A mediation conference was scheduled for November 21, 2005. At this mediation, the Company settled this dispute with Palladio for payments totaling $0.5 million over the following 18 months. The Company recorded a related expense of $0.5 million in the first quarter 2006 operating expenses. As of April 29, 2006 the Company has made scheduled payments of $0.2 million under this agreement and has a remaining liability of $0.3 million.

The Company has or had no investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Quarterly Report on Form 10-Q.

We anticipate that cash generated from operations and amounts available from credit facilities, or anticipated future borrowings to refinance the maturity of the subordinated promissory notes, will be sufficient to satisfy currently projected operating cash needs for at least the next twelve months, and for the foreseeable future.

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

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's third fiscal quarter of 2006 ended April 29, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During fiscal 2004, an Italian subsidiary of the Company began employment termination proceedings against an executive. Subsequently, the executive instituted legal proceedings in the labor court in Italy against the executive's former employer asserting certain monetary claims based on change in control provisions in a letter dated January 10, 2003 to the executive. The court issued a "pay or justify" order directing the Company's subsidiary to pay damages of about euro 0.3 million plus interest and costs. The subsidiary has challenged this order in the Italian labor court. Subsequently, the executive served a writ of summons on the Company as a third party claim against the Company in the litigation pending with the subsidiary in March 2005. In addition, the executive has brought an action in the Italian labor court for unlawful dismissal under the Italian labor laws against the Company's subsidiary. The subsidiary entered an appearance and filed a counterclaim. In addition, the executive has brought an action in the Italian Corporate courts challenging the subsidiary's removal of the executive as managing director. The executive has not specified any damages in this action and it is in the preliminary stage. Athough, the Company believed that the executive's change in control provision had not been triggered and that such executive's termination was justified, based on the court's "pay or justify" order to pay euro 0.3 million, the Company recorded a charge in fiscal year 2004 of approximately $0.4 million, in connection with this matter.
On March 30, 2006 the Company reached a full settlement and release against all claims in return for a payment to the executive of Euro 0.2 million, or approximately $0.3 million.

OTHER LEGAL MATTERS - The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

ITEM 6.      EXHIBITS

                Exhibits

10.53*          Waiver to Loan and Security Agreement dated as of June 13, 2006 among Del Global Technologies Corp, RFI Corporation and Del
                Medical Imaging Corp. (Borrowers) and North Fork Business
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

                                             DEL GLOBAL TECHNOLOGIES CORP.

                                             /s/ Walter F. Schneider
                                             -----------------------------------
                                             Walter F. Schneider
                                             Chief Executive Officer
                                             and President

                                             /s/ Mark Koch
                                             -----------------------------------
                                             Mark Koch
                                             Principal Accounting Officer
                                             and Treasurer

Dated: June 19, 2006

