Form 10-K
period 2006-07-29
DEL GLOBAL TECHNOLOGIES CORP
filed 2006-10-27
CIK 27748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-3319
DEL GLOBAL TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-1784308

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

11550 West King Street, Franklin Park, IL	60131

(Address of Principal Executive Offices)	(Zip Code)
          Registrant’s telephone number, including area code (847) 288-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value (“Common Stock”)
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No☑
     State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant as of January 27, 2006, was $36,008,648. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     As of October 20, 2006, there were 11,660,524 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders.

PART I
ITEM 1. BUSINESS
     Del Global Technologies Corp., a New York corporation, was incorporated in 1954. Unless otherwise specifically indicated, “Del Global”, the “Company,” “we,” “our,” “ours,” and “us” refers to Del Global Technologies Corp. and its consolidated subsidiaries. We are a leader in developing, manufacturing and marketing medical and dental imaging systems and power conversion subsystems and components worldwide. Our products include stationary and portable medical and dental diagnostic imaging systems and electronic systems and components such as electronic filters, transformers and capacitors.
     The Company is headquartered in Franklin Park, IL. The mailing address of our headquarters is 11550 West King Street, Franklin Park, IL 60131 and our telephone number is 847-288-7000. Our Website is www.delglobal.com. Through the Investor Relations section of our Website, we make our filings with the Securities and Exchange Commission (“SEC”) available as soon as practicable after they are electronically filed with the SEC. These include our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
     The sale of Del High Voltage Division (“DHV”), which was part of our Power Conversion Group, was consummated on October 1, 2004 as described in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Accordingly, this business is presented as a discontinued operation in all fiscal years presented. throughout this Form 10-K
EMPLOYEES
     As of July 29, 2006 we had 314 employees in continuing operations. We believe that our employee relations are good. None of our approximately 186 US based employees are represented by a labor union. Employment by functional area as of July 29, 2006 is as follows:

Executive	1
Administration and finance	26
Manufacturing	210
Engineering	44
Sales and Marketing	33

Total	314

OPERATING SEGMENTS — CONTINUING OPERATIONS
     The operating businesses that we report as segments consist of the Medical Systems Group and the Power Conversion Group. For fiscal 2006, the Medical Systems Group segment accounted for approximately 85% of our revenues and the Power Conversion Group segment accounted for approximately 15% of our revenues. Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs. None of our customers, in either the Medical Systems Group or the Power Conversion Group, accounted for more than 10% of consolidated revenues nor is either segment dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on such segment. For further information concerning our operating segments, see Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our operating segments and businesses are summarized in the following table:

DIVISION	BRANDS	SUBSIDIARIES	FACILITIES
MEDICAL SYSTEMS GROUP:
Medical Imaging	Del Medical, Villa, UNIVERSAL, DynaRad	Del Medical Imaging Corp (“Del Medical”)	Franklin Park, IL

		Villa Sistemi Medicali S.p.A. (“Villa”)	Milan, Italy
POWER CONVERSION GROUP:
Electronic Systems & Components	RFI, Filtron, Sprague, Stanley	RFI Corporation (“RFI”)	Bayshore, NY
MEDICAL SYSTEMS GROUP
     Our Medical Systems Group designs, manufactures, markets and sells medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/ fluoroscopic systems, dental imaging systems and digital radiography systems. Approximately 68% of this segment’s revenues are attributed to Villa.
     Prior to December 23, 2005 the Company owned 80% of the Villa subsidiary. On December 23, 2005, the Company acquired the remaining 20% of Villa for $2.6 million plus 904,762 restricted shares of Company common stock which were valued at $2.9 million. For further information concerning this acquisition, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report
     Medical imaging systems of the types we manufacture use x-ray technology to produce diagnostic images of matter beneath an opaque surface. An imaging system principally consists of a high voltage power supply, an x-ray tube, a patient positioning system, and an image recording system, which is either film or a digital detector. X-rays are generated as a result of high voltage passing though a filament, or cathode in an X-ray tube. The cathode emits energized electrons which collide with a positively charged tungsten anode within the tube. The collision of these energized electrons with the anode emits the x-ray photons or x-rays. The x-ray tube is surrounded by a thick lead shield which contains an opening and various filters to direct the x-rays towards the patient.
     The performance of the x-ray system, including image resolution, is directly linked to the precision performance of the high voltage power supply. The object to be imaged is placed between the x-ray tube and the image recording system. x-rays, which are not reflected by opaque surfaces, pass through the object and expose the film or image recording system. However, if the object is comprised of areas of varying densities or chemical compositions, x-rays will be absorbed in proportion to the density or chemical composition of the matter. As a result, the film will be exposed to a varying degree, thereby producing an image of the density or chemical variation within the object. For example, because bone has a greater density than the surrounding tissue in the body, x-rays can be used to produce an image of a skeleton. x-ray systems are differentiated by a number of key characteristics such as application, image capture technology, image resolution, accuracy, portability, size and cost. The design of an x-ray system requires complex engineering, which determines the performance factors required of the various system components.
     This segment designs, manufactures, markets and sells medical and dental diagnostic imaging systems worldwide in the following markets:
MEDICAL SYSTEMS GROUP MARKETS SERVED

Hospitals	Veterinary Clinics
Teaching Institutions	Chiropractic Clinics
Medical Clinics	Dental Offices
Private Practitioners	Military
Orthopedic Facilities	Home Health Care Providers
Imaging Centers
     Our medical imaging systems are sold under the Del, Villa, Universal, and DynaRad brand names. The prices of our medical imaging systems range from approximately $5,000 to $250,000 per unit, depending on the complexity and flexibility of the system. The following is a description of our product lines in this segment.

PRODUCTS
     GENERAL RADIOGRAPHIC SYSTEMS — For more than 100 years, conventional projection radiography has used film to capture x-ray images. Conventional technology requires that x-ray film be exposed and then chemically processed to create a visible image for diagnosis.
     General Radiography represents approximately 40%-60% of the Medical Systems Group’s revenues depending on the product mix within each period. We produce a broad line of conventional radiographic products used in outpatient facilities, as well as more sophisticated and expensive x-ray systems typically used in hospitals and clinics. For example, our higher-end EPEX and U-ARC DRT Digital Radiographic Systems are designed to meet the broad requirements of a hospital or teaching university’s radiographic room, while our mid-range Del Medical and Villa Medical systems are suited more to the needs of medium sized hospitals, outpatient clinics and private practitioners.
     The Moviplan product line manufactured under the Villa brand includes a variety of configurations that fit a wide range of markets, spanning from small private practices to hospitals, with a specific accent on emerging countries. A leading model is the tomographic version, which allows users to take images of multiple sections of the body. This product is manufactured by relatively few companies worldwide.
     We also have a broad range of products serving medical practitioners, veterinarians and chiropractors through our UNIVERSAL brand product line. These units are designed for durability, are space efficient, rugged and are priced more economically. Our UNIVERSAL medical products include a variety of configurations that can be constructed to best suit the needs of the desired work environment. Our UNIVERSAL VetTek veterinary line of products is designed with many of the same attributes as the medical line. Our UNIVERSAL chiropractic line, consisting of our ChiroEZ and Raymaster product, combine precision alignment and positioning with a versatile chiro imaging system.
     During fiscal 2006, we expanded our product portfolio with the introduction of the Del Medical U-ARC DRT Digital Radiographic System. This system enables radiologists to obtain better patient images within a fraction of the time and with lower overall costs than traditional film-based systems.
     We also produce a full product line of high frequency medical x-ray generators which economically provide superior quality x-ray generation, resulting in lower patient dosage, extended tube life and less blurring due to patient motion when compared to single phase generators. We are investigating arrangements with generator suppliers to further upgrade our medical x-ray generator offerings.
     RADIOGRAPHIC/FLUOROSCOPIC SYSTEMS — We produce a wide range of radiographic/ fluoroscopic, or R/F, systems able to perform complex x-ray analyses with contrast liquids for sequential and real time images. The Vision and Viromatic systems are based on the “classical approach” and require the operator to stay in close contact to the equipment and the patient. These systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract. The Apollo and Mercury systems are based on the more modern “Remote control” technology and allow the technologist to operate the system and perform the entire examination from a separate room, being totally shielded from the X-ray source. The remote controlled system is also the most flexible X-ray imaging unit as it allows to perform skeletal, Gastro-intestinal, vascular, Urological and gynaecological studies in the same room. Remote controlled systems (Apollo and Mercury) are also widely used in connection with our digital acquisition system DIVA, to perform digital image acquisition and real time angiographic examinations with a vast choice of image acquisition and post-processing tools. Digital system can also be equipped with DICOM functionalities that make it possible to transmit the images to centralized archival units, image reviewing workstations, laser imagers, and in general allow the system to be fully integrated into PACS (Picture Archival and Communication Systems) networks within a hospital. As of today, the Apollo table, with a DIVA-D digital acquisition system represents the most sophisticated piece of equipment produced by the Medical Group.
     PORTABLE AND MOBILE MEDICAL X-RAY SYSTEMS — We sell portable x-ray equipment under our DynaRad brand including the HF-110A and PHANTOM systems, for the military and home health care provider markets. Both of these portable systems utilize high frequency, microprocessor-controlled technology to produce consistent quality x-rays with the added advantages of being smaller, lighter in weight and more cost-effective than stationary x-ray systems.
     Larger and more powerful mobile units are also manufactured and distributed under the Villa brand and include the “Visitor”

product line with high frequency generators up to 30 kilowatts that are typically used in hospitals to take radiographic images directly at the patient’s bed.
     DENTAL SYSTEMS — We produce a broad range of DC and AC powered intra-oral (commonly known as bite wing) x-ray systems at our Villa facility. In addition, our Rotograph Plus and Strato-2000 systems are utilized to perform panoramic images for dental applications. The most recent addition to the dental product line are Direct Digital versions of Strato 2000 and Rotograph, which capture panoramic images directly in digital format and can be connected to a PC for image reviewing and post-examination processing. The relatively small price differential between digital and analog panoramic units has triggered a very quick shift to digital technology in the marketplace which accounts for approximately 50% of the volume of new units sold over the past two years. The dental products are sold both with our own brand (Villa), as well as private labelled units to selected OEM customers.
     MAMMOGRAPHY SYSTEMS — We currently resell the Melody system outside of the US. The Melody unit is manufactured by a European-based manufacturer and sold under the Villa brand. Although we have exclusive use of the “Melody” name, our supplier markets a similar product in several competing markets.
     SURGICAL C-ARMS – We sell a mobile C-arm unit called “Arcovis 2000” under the Villa brand. The product is manufactured by a European Company which also sells similar products to other customers.
     MARKETING AND DISTRIBUTION: Our medical imaging systems are sold in the US and internationally, principally by a network of over 200 distributors worldwide. Medical imaging systems distributors are supported by our regional managers, marketing managers and technical support groups, who train distributor sales and service personnel and participate in customer calls. Due to the different markets and end use customers for dental as compared to medical imaging systems, dental products are distributed by a separate network of dental dealers who target the dental practitioners market. In addition we do some private label manufacturing of dental product for certain OEM customers.
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
     We typically exhibit our products at annual conferences, including the Radiological Society of North American Conference in Chicago (RSNA), the MEDICA Medical Conference in Dusseldorf, Germany, the European College of Radiology Conference in Vienna, Austria (ECR), and the International Dental Show (IDS) in Cologne, Germany and other venues worldwide. Sales of the Company’s products in North America are typically on open account with 30 day terms. Our products are sold worldwide and payment is therefore secured by letter of credit to mitigate any potential credit risk, with longer terms being given to non-US customers as is customary in international business. Our Company has also the capacity to participate in and win large international tenders, which require careful assessment of the commercial aspects, regulatory requirements, production planning and financial exposure. Multi-million tenders have been awarded to our Villa operation in the last two fiscal years in countries, including Mexico, Lithuania, Romania, Russia and Vietnam.
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

     COMPETITION: Based on industry data, we believe our Medical Systems Group is either the number one or number two supplier, measured by market share, to the independent distributors of radiographic equipment in North America. Our Medical Systems Group competes in two major segments of the highly competitive, world-wide conventional radiographic and R/F products marketplace. Our top-tier conventional radiographic products are sold through national, regional and independent distributors. In 2006, the Medical Systems Group extended its access to the US market by entering into relationships with a national Group Purchasing Organization and several smaller multi-hospital networks. The three major competitors in this market segment are GE Healthcare Systems, a division of General Electric Company, Siemens Medical Solutions, a division of Siemens AG and Philips Medical Systems, a division of Philips Electronics N.V. and they compete with us on customer support, features and breadth of product offerings. These larger competitors primarily sell directly to large hospitals and teaching institutions and sell a broader range of products designed to outfit a hospital’s entire imaging requirements. In Europe, Africa, the Middle East and the Far East, competition is also represented by other mid-tier European companies, as well as local manufacturers who mainly address the low market tier.
     Our lower-tier conventional radiographic products principally compete with several small companies based primarily in the US and Europe. In some price-driven markets, we also find competition from Korean, Japanese and Chinese products. Most of these companies sell through independent distributors and compete with us primarily on price, quality and performance. We believe that we can be differentiated from our competitors based on our combination of price, quality and performance, together with the strength and breadth of our independent distribution network, and the variety of our product portfolio.
     The markets for our products are highly competitive and subject to technological change and evolving industry requirements and standards. Cost containment and pricing is also a critical driving factor, given the threat that is being posed by the aggressive policies of Korean and Chinese manufacturers attempting to capture market shares out of their boundaries. Price erosion is not only a factor in the low-end tier, but also at top level, where all companies, including the large multinationals, such as GE, Philips and Siemens are driving down their prices.We believe that these trends will continue into the foreseeable future. Some of our current and potential competitors have substantially greater financial, marketing and other resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. Although we believe that our products are more cost-effective than those of our primary competitors, certain competing products may have other advantages which may limit our market. There can be no assurance that continuing improvements in current or new competing products will not make them technically equivalent or superior to our products in addition to providing cost or other advantages. There can be no assurance that our current products, products under development or ability to introduce new products will enable us to compete effectively.
     PRODUCT DEVELOPMENT: It is generally accepted that digital radiography will become the dominant technology used in hospitals and imaging clinics throughout the world over the next 10 to 15 years. Currently, there are a number of competing technologies available in connection with the digitization of x-ray images. In addition, there are substantial hurdles which need to be addressed in terms of transitioning radiology practices from the current analog environment to a digital environment. These ancillary issues include image storage and retrieval and record keeping. However, due to the high cost of this technology, many institutions have not yet adopted digital technology. In addition, there is uncertainty as to which technology will be accepted as the industry-standard for image capture, digitization and communication.
     For the medical imaging market, we currently have two digital radiographic solutions and are committed to expanding our selection to include a wider range of low-cost offerings for customers. While many of our competitors have invested heavily into developing a digital detector, we have chosen to align with technology leaders who have already made digital investments and could benefit from our X-Ray platform design, our systems integration capabilities and our worldwide dealer network. This strategy also accelerates our time-to-market with new digital solutions and avoids the significant development costs being incurred by our competitors.
     Consequently, our current research and development spending is focused on both enhancing our existing conventional radiographic products and continuing to enhance our digital radiographic solutions and explore partnerships with strategic vendors in the digital marketplace. The introduction of digital imaging is growing much faster in dental application where the cost difference between traditional and digital does not represent a significant barrier. In order to more fully participate in the digital dental market, Villa has initiated a strategic partnership with a French Company, Owandy, that provides the digital solutions for dental panoramic units and Villa is offering a full line of digital panoramic units.

     Spending for research and development for our Medical Systems Group was approximately $1.6 million each year, during fiscal years 2006, 2005 and 2004
     TRADEMARKS AND PATENTS: The majority of the Medical System Group’s products are based on technology that is not protected by patent or other rights. Within the Medical System Group, certain of our products and brand names are protected by trademarks, both in the US and internationally. Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products. Our future success is dependent primarily on the technological expertise and management abilities of our employees and the strength of our relationship with our worldwide dealer network.
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
FDA’S PRE-MARKET CLEARANCE AND APPROVAL REQUIREMENTS
     In the US, medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II, and Class III. DMI manufactures several Class I and Class II devices. Before a new Class II device can be introduced into the US market, the manufacturer must obtain FDA clearance or approval through either premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or a premarket approval under Section 515 of that Act, unless the product is otherwise exempt from the requirements.
     A Section 510(k) premarket notification must contain information supporting the claim of substantial equivalence, which may include laboratory results and product comparisons to existing devices. Following submission of a 510(k) application, a manufacturer may not market the device until the FDA finds the product is substantially equivalent for a specific or general intended use. FDA 510(k) clearance generally takes 90 days and may take longer if FDA requests additional information. There is no assurance the FDA will ultimately grant a clearance. The FDA may determine that a device is not substantially equivalent and may require submission and approval of a premarket approval application, or require further information before it is able to make a determination regarding substantial equivalence.
     After a device receives 510(k) clearance, any modification made to the device requires the manufacturer to determine whether the modification could significantly affect its safety or effectiveness. If it does not, the manufacturer’s decision must be documented. If the modification could significantly affect the device’s safety and effectiveness, then the modification requires at least a new 510(k) clearance or, in some instances, could require a premarket approval. The FDA requires each manufacturer to make this determination, but the FDA can review any manufacturer’s decision. If the FDA disagrees with a manufacturer’s decision, the agency may retroactively require the manufacturer to seek 510(k) clearance or premarket approval. The FDA also can require the manufacturer to cease marketing the modified device or recall the modified device (or both) until 510(k) clearance or premarket approval is obtained. We have made minor modifications to our products and, using the guidelines established by the FDA, have determined that these modifications do not require us to file new 510(k) submissions. If the FDA disagrees with our determinations, we may not be able to sell one or more of our products until the FDA have cleared new 510(k) submissions for these modifications.
     All of our products marketed in the US have met the appropriate FDA requirements for marketing, either because they were exempt from submission or through 510(k) clearance. We continuously evaluate our products for any required new submission for changes or modifications.

PERVASIVE AND CONTINUING FDA REGULATION
     Numerous FDA regulatory requirements apply to our products as well as to components manufactured by some of our suppliers. These requirements include:
–	The FDA’s quality system regulation which requires manufacturers to create, implement and follow numerous design, testing, control, documentation and other quality procedures; and

–	Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products.
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
FOREIGN GOVERNMENT REGULATION
     Our products are also regulated outside the US as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA’s, in the countries in which we plan to sell our products. We work with our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the US. In certain foreign markets, it is necessary to obtain ISO 9001 certification, which is analogous to compliance with the FDA’s Good Manufacturing Practices requirements. It is also necessary to obtain ISO 13485 certification, which specifies requirements for a quality system to be used for design and development, production, installation and servicing of medical devices. We have obtained ISO 9001 certification and ISO 13485 certification, for both of our medical systems manufacturing facilities. In many European Community and other international locations it is necessary or desirable to have a “CE” (Communities of Europe) mark on our products. This involves substantial testing by a third party such as UL or ETL and for some devices, a certificate from a notified body declaring conformance to applicable directives and regulations. We have completed the necessary third party testing at both manufacturing locations, maintain the necessary certifications and are qualified to place the CE mark on all products intended for sale in such countries. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.
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

POWER CONVERSION GROUP — CONTINUING OPERATIONS
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
     The Power Conversion Group provides subsystems and components which are used in the manufacture of products for security, medical, military and industrial applications as follows:
POWER CONVERSION GROUP MARKETS SERVED

MILITARY	INDUSTRIAL
Guidance & Weapons Systems	Induction Heating
Communications	Automotive
Capital Equipment

COMMERCIAL
Power Systems	MEDICAL
Telecommunications	Radiation Oncology
Satellite	Magnetic Resonance
Meteorological	Imaging (“MRI”)
PRODUCTS
     MILITARY APPLICATIONS — Through our relationships with many of the federal government’s top defense suppliers, such as Raytheon, Boeing, Lockheed Martin and Northrop Grumman, we supply electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics.
     INDUSTRIAL APPLICATIONS — Our high voltage power components and EMI filters are used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories. Some industrial applications using high voltage subsystems include DNA sequencing, molecular analysis, printed circuit board inspection, structural inspection, food and mail sterilization and semiconductor capital equipment.
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
     PRODUCT DEVELOPMENT: We have a well developed engineering and technical staff in our Power Conversion Group. Our technical and scientific employees are generally employed in the engineering departments at our RFI business unit, and split their time, depending on business mix and their own technical background, between supporting existing production and development and research efforts for new product variations or new customer specifications. Our products include transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems. No significant engineering related time was charged to research and development spending for the continuing operations of the Power Conversion Group in fiscal years 2006, 2005 or 2004. These time allocations were minimal because our technical and scientific employees were focused on reshaping our production and quality practices at our Bayshore plant.
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
DISCONTINUED OPERATION:
     As of July 31, 2004, the DHV division was classified as a discontinued operation. This division manufactured and sold high voltage power systems, primarily for security, medical, scientific, military and industrial OEM applications. The results of this operation are segregated on the accompanying financial statements as income or loss from discontinued operation. See Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report.
SEASONALITY
     Revenue in both operating segments is typically lower during the first quarter of each fiscal year due to the shutdown of operations in our Milan, Italy (Medical Systems Group) and Bayshore, New York (Power Conversion Group) facilities for part of August as a result of both vacation schedules and year-end physical inventories.
BACKLOG
     Consolidated backlog at July 29, 2006 was $22.4 million versus backlog at July 30, 2005 of approximately $14.6 million. The backlog in the Power Conversion Group of $6.3 million increased $0.2 million from levels at beginning of the fiscal year while there was a $7.5 million increase in the backlog at our Medical Systems Segment. Backlog in the Medical Systems Segment of $16.0 million reflects increases of $0.1 million at our domestic location and $7.4 million at our international location due to increased bookings during the fiscal 2006 period. Substantially all of the backlog should result in shipments within the next 12 months.
GEOGRAPHIC AREAS
     For further information about Geographic areas the Company operates in as well as other Segment related disclosures refer to Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
ITEM 1A
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
THE COMPANY HAS SUBMITTED A PROPOSAL TO SHAREHOLDERS TO AMEND THE COMPANY’S CERTIFICATE OF INCORPORATION TO INCREASE THE COMMON SHARES AUTHORIZED FROM 20,000,000 SHARES TO 50,000,000 SHARES.
     The Company has scheduled a Special Meeting of Shareholders on November 17, 2006 to vote on a proposal to increase the authorized number of shares of Common Stock from 20,000,000 to 50,000,000 shares in order to have a sufficient number of shares of Common Stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions. Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.

THE COMPANYS WORKING CAPITAL NEEDS ARE FINANCED IN PART BY CREDIT FACILITIES WITH U.S. AND ITALIAN BANKS. THE COMPANY HAS NEEDED TO OBTAIN WAIVERS FROM ITS U.S. LENDERS FOR COVENANT VIOLATIONS FOR THE PAST FOUR QUARTERS DUE TO LESS THAN ANTICIPATED OPERATING RESULTS.
On October 25, 2006 the Company and its U.S. Lender signed an amendment to its U.S. revolving credit and term loan credit facility which waived covenant violations existing as of July 29. 2006 and adjusted the financial covenants for future periods based on a business plan the Company provided to its lender. Should the Company’s results be less that anticipated in the business plan, the Company could have future covenant violations. If the Company and its lender were unable to cure the violations by signing a waiver agreement, or through other means, the Company could be in default under the credit agreement and the bank would have the ability to stop revolving credit borrowings under the facility and accelerate the maturity of any outstanding balances. If additional sources of debt or equity capital were not available at that point, such acceleration could have a material adverse impact on the Company’s financial position.
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
     On April 5, 2005, the Company announced that it had reached an administrative agreement with the U.S. Defense Logistics Agency (the “DLA”), a component of the US Department of Defense (the “DOD”), which provides that RFI will not be debarred from doing business with the U.S. Government entities as long as RFI maintains its compliance program and adheres to the terms of the administrative agreement. If RFI fails to maintain its compliance program or RFI or the Company fails to adhere to the terms of the administrative agreement, the DLA could debar the Company from doing business with U.S. Government entities.
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
WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.
     A number of foreign and domestic companies have developed, or are expected to develop, products that compete or will compete with our products. Many of these competitors offer a range of products in areas other than those in which we compete, which may make such competitors more attractive to hospitals, radiology clients, general purchasing organizations and other potential customers. In addition, many of our competitors and potential competitors are larger and have greater financial resources than we do and offer a range of products broader than our products. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater technical and personnel resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry.

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
A SHORTAGE OF AN ADEQUATE SUPPLY OF RAW MATERIALS COULD INCREASE OUR COSTS AND CAUSE A DELAY IN OUR ABILITY TO SHIP PRODUCT AND FULFILL ORDERS. A LARGE PORTION OF OUR MANUFACTURING COSTS CONSIST OF THE COST OF MATERIALS AND AN INCREASE IN THESE COSTS COULD ADVERSLY IMPACT OUR GROSS MARGINS.
The Company relies on external sources to supply its raw materials, which consist primarily of mechanical subassemblies, electronic components, x-ray tubes and x-ray generators in the Medical Systems Group and electronic components and subassemblies and, metal enclosures for its products in the Power Conversion Group. The Company’s ability to meet future demand and manufacture its product is dependent on these sources of supply. If disruptions in these sources of supply cause shortages of raw materials, our ability to ship products to customers will be impacted. In addition, due to the high material cost component of our manufactured goods, our gross margins would be adversely impacted by increases in raw material costs we may be unable to pass along to our customers due to market conditions.
DUE TO THE SIGNIFICANCE OF OUR INTERNATIONAL OPERATIONS, POLITICAL OR ECONOMIC CHANGES IN THE VARIOUS COUNTRIES OR REGIONS WE MANUFACTURE IN OR SELL OUR PRODUCTS TO COULD IMPACT OUR FINANCIAL CONDITION.
International sales, including product manufactured at our facility in Milan, Italy, as well as product manufactured in the US, comprised 64% and 54% of consolidated revenues for fiscal years 2006 and 2005, respectively. Our future results could be adversely affected by a variety of international risks, including unfavorable foreign currency exchange rates; difficulties in managing and staffing international operations, political or social unrest; economic instability or natural disasters; environmental or trade protection measures; changes in governmental or other entities buying patterns and tender order procedures; changes in other regulatory or certification requirements. In addition any changes in Italian tax laws including changes in withholding on dividends from our Italian subsidiary or other restrictions on transfers of funds to the US could impact our financial condition.

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
POTENTIAL PAYMENTS REQUIRED UNDER A CHANGE OF CONTROL AGREEMENT WITH A FORMER CEO COULD UNDULY BURDEN OUR COMPANY.
     The Company’s employment agreement with Samuel E. Park, a former CEO of the Company, provides for payments upon certain changes of control. The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had previously reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800,000 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to change in control and the amendment to the employment agreement, which motions have been fully submitted to the Court for consideration. To date, no decision has been issued by the Court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity.
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
A SIGNIFICANT NUMBER OF OUR SHARES WILL BE AVAILABLE FOR FUTURE SALE AND COULD DEPRESS THE MARKET PRICE OF OUR STOCK.
     As of October 20, 2006, an aggregate of 11,660,524 shares of our common stock were outstanding. In addition, as of October 20, 2006, there were outstanding warrants to purchase 940,370 shares of our common stock and options to purchase 1,700,996 shares of our common stock, 1,527,243 of which were fully vested. Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future ability to raise capital through offerings of our equity securities. A large volume of sales by holders exercising the warrants or options could have a significant adverse impact on the market price of our common stock.
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
     The experiences of other small companies indicate that the market price for our common stock could be highly volatile. Many factors could cause the market price of our common stock to fluctuate substantially, including:
–	future announcements concerning us, our competitors or other companies with whom we have business relationships;

–	changes in government regulations applicable to our business;

–	overall volatility of the stock market and general economic conditions;

–	changes in our earnings estimates or recommendations by analysts; and

–	changes in our operating results from quarter to quarter.
     Accordingly, substantial fluctuations in the price of our common stock could limit the ability of our current shareholders to sell their shares at a favorable price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable

ITEM 2. PROPERTIES
     The following is a list of our principal properties, classified by segment and subsidiary:

		APPROX.
		FLOOR		OWNED/LEASED
		AREA IN		(EXPIRATION
SEGMENT	LOCATION	SQ. FT.	PRINCIPAL USES	DATE IF LEASED)
MEDICAL SYSTEMS GROUP:
Del Medical Imaging Corp	Franklin Park, IL	68,000	Corporate headquarters, Design and manufacturing	Leased (2008)

Villa	Milan, Italy	67,000	Design and manufacturing	Leased (2011)(1)

CORPORATE	Valhalla, NY	4,188	Corporate offices	Leased (2006)(2)

POWER CONVERSION GROUP:
RFI	Bayshore, NY	55,000	Design and manufacturing	Owned

(1)	Villa has the option to purchase this property at the conclusion of this lease.

(2)	The current lease expired September 30, 2006, at which time the Corporate offices moved to the Franklin Park, IL facility.
     We believe that our current facilities are sufficient for our present and anticipated future requirements. The Company’s manufacturing operations run on one shift and we have the ability to add a second shift, if needed. The Company’s domestic credit facilities are secured, in part, by a mortgage on RFI’s property.
ITEM 3. LEGAL PROCEEDINGS
EMPLOYMENT MATTERS — The Company had an employment agreement with Samuel Park, the previous Chief Executive Officer (“CEO”), for the period May 1, 2001 to April 30, 2004. The employment agreement provided for certain payments in the event of a change in the control of the Company.
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
     On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical. In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil. On September 13, 2006, the Court heard oral argument on defendants’ motion requesting summary judgment dismissing the third-amended complaint. Defendants’ request for summary judgment dismissing the entirety of the third-amended complaint was not granted, and a jury trial of the action is scheduled to commence on November 13, 2006. The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims. Mr. Moeller is seeking $1,931,401 in damages consisting of income loss, including salary and benefits, and the present value of his lost income and benefits in the future after lump sum tax adjustments.
OTHER LEGAL MATTERS — The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At the Company’s Annual Meeting of Stockholders held on June 13, 2006 (the “Annual Meeting”), the Company’s stockholders elected the following five directors to the Company’s Board of Directors: James R. Henderson, Gerald M. Czarnecki, James A. Risher, General Merrill A. McPeak and Walter F. Schneider.
     The votes cast for all nominees were as follows:

	In Favor	Withheld
James R. Henderson	9,968,761	1,080,725
Gerald M. Czarnecki	9,995,560	1,053,926
James A. Risher	10,007,940	1,041,546
General Merrill A. McPeak	10,011,935	1,037,551
Walter F. Schneider (1)	10,952,300	97,186
The votes cast for and against, and abstentions as to, the ratification of the appointment of BDO Seidman, LLP as the Company’s independent public accountants for the fiscal year ending July 29, 2006 were as follows:
FOR    10,884,739       AGAINST    145,219       ABSTAIN   19,528

(1)	On July 18, 2006, Mr. Schneider resigned as a director of the Company.

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
     The Company has scheduled a Special Meeting of Shareholders on November 17, 2006 to vote on a proposal to increase the authorized number of shares of Common Stock from 20,000,000 to 50,000,000 shares in order to have a sufficient number of shares of Common Stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentive to employees, officers or directors, stock splits or similar transactions. Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.
     As of October 20, 2006, there were approximately 990 holders of record of our common stock. The following table shows the high and low closing bid prices per share of our common stock for the past eight quarters, as reported by the over the counter market. The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

FISCAL PERIOD	HIGH	LOW
FISCAL 2006
First Quarter	$3.15	$2.00
Second Quarter	3.95	2.80
Third Quarter	4.50	2.95
Fourth Quarter	3.35	1.70
FISCAL 2005
First Quarter	$3.05	$2.50
Second Quarter	2.85	2.30
Third Quarter	3.50	2.50
Fourth Quarter	3.00	2.40
     We have not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983. The payment of cash dividends is prohibited under the Credit Facility. We do not intend to pay any cash dividends in the foreseeable future.

     The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2006:
Equity Compensation Plan Information

	NUMBER OF		NUMBER OF
	SECURITIES TO BE		SECURITIES
	ISSUED UPON	WEIGHTED-AVERAGE	REMAINING AVAILABLE
	EXERCISE OF	EXERCISE PRICE OF	FOR FUTURE ISSUANCE
	OUTSTANDING	OUTSTANDING	UNDER EQUITY
	OPTIONS, WARRANTS	OPTIONS, WARRANTS	COMPENSATION
PLAN CATEGORY	AND RIGHTS	AND RIGHTS	PLANS(1)
Equity compensation plans approved by security holders:
Stock Option Plan	1,545,996	$3.93	425,002
Equity compensation plans not approved by security holders:
Warrants issued in settlement of class action lawsuit (2)	940,370	$1.50	Not applicable

(1)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Pursuant to our class action settlement with our shareholders concerning allegations that the Company had violated federal Securities laws, we issued 2.5 million shares of our common stock and one million warrants to purchase our common stock at $2.00 per share. The issuance of these securities was pursuant to a court order issued in connection with the settlement of this class action lawsuit in January 2002, and therefore was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a) (10) thereof. These warrants were originally set to expire in March 2008.
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

ITEM 6. SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
     The selected income statement data presented for the fiscal years ended July 29, 2006, July 30, 2005 and July 31, 2004 and the balance sheet data as of July 29, 2006 and July 30, 2005 have been derived from our audited consolidated financial statements included elsewhere in this form 10-K. The income statement data for the years ended August 2, 2003 and August 3, 2002 and the balance sheet data as of July 31, 2004, August 2, 2003 and August 3, 2002 have been derived from audited financial statements not included herein. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

	FISCAL YEARS ENDED
	JULY 29,	JULY 30,	JULY 31,	AUGUST 2,	AUGUST 3,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	2006	2005	2004(1)	2003(2)	2002(3)
INCOME STATEMENT DATA:
Net sales	$83,014	$84,872	$83,827	$68,212	$68,288
Gross margin	19,358	22,281	21,315	15,670	14,715
Selling, general and administrative	13,619	16,452	15,907	17,904	16,041
Research and development	1,562	1,636	1,562	1,593	1,502
Litigation settlement costs	697	300	3,652	2,126	7,713
Facilities reorganization costs	—	—	—	128	—
Operating income (loss)	3,480	3,893	194	(6,081)	(10,541)
Minority interest	108	393	559	115	197
Provision (benefit) for income taxes	1,758	2,054	8,691	8,233	(1,982)
Income (loss) from continuing operation	269	193	(10,729)	(15,173)	(9,919)
Discontinued operation	(175)	199	(5,095)	128	(2,093)
Net income (loss) (4)	94	392	(15,824)	(15,045)	(12,012)
Net income (loss) per share – Basic
Continuing operations	$0.02	$0.02	$(1.04)	$(1.46)	$(1.14)
Discontinued operation	(0.01)	0.02	(0.49)	0.01	(0.24)

Net income (loss) per basic share(4)	$0.01	$0.04	$(1.53)	$(1.45)	$(1.38)
Net income (loss) per share – Diluted
Continuing operations	$0.02	$0.01	$(1.04)	$(1.46)	$(1.14)
Discontinued operation	(0.01)	0.02	(0.49)	0.01	(0.24)

Net income (loss) per diluted share(4)	$0.01	$0.03	$(1.53)	$(1.45)	$(1.38)

Weighted average shares outstanding – Basic	11,244	10,490	10,334	10,376	8,704
Weighted average shares outstanding – Diluted	12,076	11,465	10,334	10,376	8,704

	AS OF
	JULY 29,	JULY 30,	JULY 31,	AUGUST 2,	AUGUST 3,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Working capital	$6,935	$10,122	$7,764	$13,598	$18,646
Total assets	49,153	40,776	49,261	60,492	77,697
Long-term debt and subordinated note	5,133	6,454	7,038	7,100	6,724
Shareholders’ equity	12,814	9,228	7,775	22,979	37,141

(1)	Net loss for the year ended July 30, 2004 includes a $9,794 income tax provision related to the establishment of a deferred tax valuation allowance. In addition, net loss reflects the accrual of a $3,199 charge related to the DOD investigation of our RFI subsidiary and $454 related to a motion filed in February 2004 related to the warrants to purchase common stock that were issued in fiscal year 2002. For more information about these legal charges, see Part I, Item 3 “Legal Proceedings” of this Annual Report.

(2)	Net loss for the year ended August 2, 2003 includes approximately $7,967 income tax provision related to the establishment of a deferred tax valuation allowance. In addition, net loss reflects the accrual of a $2,347 charge related to an ongoing DOD Investigation of our RFI subsidiary. For more information about the DOD investigation, see Part I, Item 3, and “Legal Proceedings” of this Annual Report. See Notes to Consolidated Financial Statements included in Part II, Item 8,” of this Annual Report.

(3)	Fiscal 2002 includes $7,713 in litigation settlement costs, principally for finalization of the settlement of a class action suit and the agreement in principle to settle an SEC investigation. See Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report.

(4)	Effective August 4, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective August 4, 2002. Assuming goodwill was not amortized pursuant to SFAS No. 142, the net loss would have been $11,881 in fiscal 2002. Net loss per basic and diluted share would have been $1.37 in fiscal 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
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
OVERVIEW
     The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/ fluoroscopic systems, dental imaging systems and digital radiography systems. The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications. We manage our business in two operating segments: our Medical Systems Group and our Power Conversion Group. In addition, we have a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses. See Part I, Item 1, “Business-Operating Segments” of this Annual Report for discussions of the Company’s segments.
     On October 1, 2004, we sold the Del High Voltage division, which manufactured proprietary high voltage power conversion subsystems, for a purchase price of $3.1 million, plus the assumption of approximately $0.8 million of liabilities. Accordingly, the results of operations have been restated to show this division as a discontinued operation.
     The Company has scheduled a Special Meeting of Shareholders on November 17, 2006 to vote on a proposal to increase the authorized number of shares of Common Stock from 20,000,000 to 50,000,000 shares in order to have a sufficient number of shares of Common Stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions. Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.
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
DEFERRED TAXES
     We account for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby we recognize an asset related to our net operating loss carry forwards and other temporary differences between financial reporting basis and income tax basis. The valuation of our deferred tax assets and the recognition of tax benefits in each period assumes future taxable income and profitability. We periodically evaluate the likelihood of the recoverability of our deferred tax asset recognized, based upon our actual operating results and expectations of future operating profits.
     During fiscal year 2004, as part of our customary six month planning and review cycle, management updated each domestic business unit’s forecast and operating results, and concluded that it was prudent to record additional valuation allowances, increasing the total valuation allowance to 100% of both long and short-term US domestic deferred tax assets. The valuation allowance recorded is the estimate of the amount of deferred tax assets that are more likely than not to be unrealized by the Company.
     During fiscal year 2005, the Company recorded taxable income on a consolidated basis and its individual domestic business units were profitable. However, after factoring in approximately $4.6 million in unallocated costs of the Other reporting segment which are considered domestic costs for income tax purposes, the Company experienced a domestic taxable loss during fiscal 2005. The Company also experienced a domestic net loss for the fiscal 2006. Accordingly, the Company has concluded that it should continue to carry a 100% valuation allowance against domestic deferred tax assets and has not recorded any income tax benefit for this domestic taxable loss during fiscal 2006 or fiscal 2005.
     We recorded a tax provision with respect to the income of Villa in all periods presented and anticipate it is more likely than not the remaining deferred tax asset which relates to our Villa subsidiary will be utilized against future operating profits at our Villa subsidiary. We concluded that, given our history of receiving dividends from Villa, we could no longer assume the income of Villa would be permanently reinvested. As required by SFAS 109, we recorded a deferred tax liability related to the undistributed earnings of Villa. However, we can make no assurances that our Villa subsidiary will generate profits in the future or that future dividends will be received.
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
VALUATION OF FINISHED GOODS INVENTORIES
     In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of July 29, 2006, finished goods represented approximately 14% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS — CONTINUING OPERATIONS
FISCAL 2006 COMPARED TO FISCAL 2005
     Consolidated net sales of $83.0 million for fiscal year 2006 decreased by $1.9 million, or 2.2%, from fiscal 2005 net sales of $84.9 million, with decreases at both the Power Conversion Group and Medical Systems Group. The Medical Systems Group’s sales for fiscal 2006 of $70.3 million decreased $0.5 million, or 0.7%, from the prior fiscal year, with increases at our international location across several product lines, more than offset by decreases at its domestic location. International sales for the prior fiscal period included shipments of $8.8 million under an international Romanian tender order. The Power Conversion Group’s sales for fiscal 2006 of $12.7 million decreased by $1.4 million, or 9.9%, from the prior year’s levels, reflecting catch-ups of late orders from fiscal 2004 during fiscal 2005 and decreased demands from an OEM customer in Fiscal 2006 due to a planned move of this production to a customer owned facility.
     Consolidated backlog at July 29, 2006, was $22.4 million, compared to backlog at July 30, 2005 of approximately $14.6 million. The backlog in the Power Conversion Group increased $0.2 million from levels at the beginning of the fiscal year, and there was a $7.5 million increase in the backlog at our Medical Systems Segment, reflecting increases of $0.9 million at our domestic location and $7.4 million at our international location due to increased bookings during the fiscal 2006 period. Substantially all of the backlog should result in shipments within the next twelve months.
     Gross margins as a percent of sales were 23.3% in fiscal 2006, compared to 26.3% in fiscal 2005. The Power Conversion Group margins were 35.5% in fiscal 2006 as compared to 41.0% in fiscal 2005 reflecting the $1.4 million decrease in sales volume during the Fiscal 2006 period. For the Medical Systems Group, fiscal 2006 gross margins of 21.1% were lower than gross margins of 23.3% in the prior year due to volume reductions at its domestic location and internationally due both to the effect of product mix and pricing pressure in the Fiscal 2006 period.
     Selling, General and Administrative expenses (“SG&A”) for fiscal 2006 were $13.6 million (16.4% of sales) compared to $16.5 million (19.4% of sales) in fiscal 2005. The decrease in SG&A in fiscal 2006 is primarily due to reduced corporate legal and accounting costs of $0.7 million, and reduced selling costs in both the Power Conversion Group and the Medical Systems Group of $0.6, as well as due to higher costs in fiscal 2005 related to a review of strategic alternatives of $1.0 million.
     Litigation settlement costs of $0.7 million recorded in fiscal 2006 include the accrual of $0.5 million based on a November 2005 settlement of litigation filed during fiscal 2005 by the potential buyers of the Company’s Medical Systems Group. The Company previously disclosed this litigation but had not recorded any affiliated expense during fiscal 2005, as it had no basis at that time upon which to estimate either the outcome or amount of loss. The fiscal 2006 cost also includes the settlement of two employment actions at our foreign subsidiary totaling $0.2 million and the reversal of a $0.1 million accrual related to a previously settled litigation. Fiscal 2005 included $0.3 million related to the final settlement of the previously disclosed DOD investigation of our RFI subsidiary.
     As a result of the above, we recognized fiscal 2006 operating income of $3.5 million compared to operating income of $3.9 million in fiscal 2005. The Medical Systems Group had an operating profit of $3.6 million in fiscal 2006 and the Power Conversion Group achieved an operating profit of $2.4 million, offset by unallocated corporate costs of $2.5 million.
     Interest expense for fiscal 2006 was slightly lower than the prior year as increased borrowings and higher interest rates were offset by decreases due to fees incurred in the prior year in conjunction with modifications to the Company’s domestic revolving credit facility. In addition, the Company’s new credit facility entered into on August 1, 2005, eliminated an unfavorable floor borrowing interest calculation and certain monthly fees that were in effect under the previous lending facility.
     On a consolidated basis, the Company recorded fiscal 2006 pretax income of $2.1 million, comprised of foreign pretax income of $3.6 million offset by a U.S. pre-tax loss of $1.5 million. The related fiscal 2006 income tax expense of $1.7 million was primarily due to foreign taxes on the profits of Villa and includes a provision of $0.4 million in the U.S to provide for deferred taxes on the undistributed earnings of Villa. During Fiscal 2005 the Company recorded pretax income of $2.6 million which included foreign pre-tax income of $3.8 million, offset by a U.S. pretax loss of $1.2 million. The Company has not provided for any income tax benefits related to the U.S pretax losses in either fiscal 2006 or fiscal 2005 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards as explained in Critical Accounting Policies, above.
     As discussed above, Discontinued Operations are related to our DHV division, which was sold on October 1, 2004. Fiscal 2006 Discontinued Operations reflects the accrual of an estimated liability of $0.2 million related to a New York State Sales tax audit of its

Valhalla location, including the DHV business sold in October 2004. The Discontinued Operations operating results for fiscal 2005 reflect income from operations of $0.2 million from the DHV division.
     Reflecting the above, we recorded net income of $0.1 million, or $0.01 per share basic and diluted, in fiscal 2006, as compared to a net income of $0.4 million, or $0.04 per share basic and $0.03 per share diluted, in fiscal 2005.
FISCAL 2005 COMPARED TO FISCAL 2004
     Consolidated net sales of $84.9 million for fiscal year 2005 increased by $1.0 million or 1.2 % from fiscal 2004 net sales of $83.8 million, due to increases at the Power Conversion Group and consistent year to year sales levels at the Medical Systems Group. The Power Conversion Group’s fiscal 2005 sales of $14.1 million increased by $1.0 million or 7.7% from last year’s levels primarily reflecting manufacturing flow improvements and a decrease in late orders of $0.7 million. The Medical Systems Group’s fiscal 2005 sales of $70.8 million were consistent with the prior year’s as a $1.0 million increase in domestic shipments was offset with a corresponding decrease in shipments from our international location. Domestic shipments were higher due to increases in sales of higher priced digital X-ray units. Decreased shipments at international locations were due to the strong Euro causing pricing for our international products to be less attractive in non-Euro denominated markets as well as a decrease in larger “tender orders” in fiscal 2005 versus the prior year. The Company is obtaining international certifications for certain of its domestically manufactured product in order to have US dollar based offerings in these non-Euro denominated economies.
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
     Gross margins as a percent of sales were 26.3% for fiscal 2005, compared to 25.4% in fiscal 2004. The Power Conversion Group’s gross margins for fiscal 2005 were 41.0%, versus 30.2% in the prior year. Fiscal 2005 Power Conversion group margins benefited from increased absorption of fixed costs as a result of higher sales levels, decreased material costs as a percent of sales due to improved procurement practices and lower waste levels. For the Medical Systems Group, fiscal 2005 gross margins of 23.3% were lower than the 24.5% level in the prior year reflecting higher engineering costs related to product certifications and the higher material costs affiliated with the increase in digital unit sales in fiscal 2005.
     SG&A expenses for fiscal 2005 were $16.5 million (19.4% of sales) compared to $15.9 million (19.0% of sales) in the prior year’s period. The increase in SG&A for fiscal 2005 is primarily due to increased corporate legal and professional costs related to the strategic alternatives program, partially offset by reduced selling expenses in the Medical Systems Segment. Fiscal 2005 SG&A also includes a $0.5 million write-off of net deferred pension costs associated with the termination of a frozen Power Conversion Group pension plan. In addition the Power Conversion Group’s SG&A, excluding litigation settlement costs in both periods, increased $0.3 million reflecting increased headcount in fiscal 2005.
     During the second quarter of fiscal 2004, we reached an agreement in principal with the U.S. Government regarding a settlement of the civil and criminal aspects of the previously disclosed DOD investigation of our RFI subsidiary. The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the US Government of $5.0 million.
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
     As discussed above, the Discontinued Operation is related to our DHV division, which was sold on October 1, 2004. The discontinued operation in the first quarter of fiscal 2005 reflect the operations of the DHV division through the date of sale, which recorded income from operations of $0.2 million during the first quarter of fiscal 2005. The discontinued operation in fiscal 2004 included a write down of assets to net realizable value of $3.5 million and losses from operations of $1.6 million
     Reflecting the above, we recorded net income of $0.4 million or $0.04 per basic share and $0.03 per diluted share in fiscal 2005, as compared to a net loss of $15.8 million, or $1.53 per share (basic and diluted), during fiscal 2004.
     LIQUIDITY AND CAPITAL RESOURCES
     FISCAL 2006 COMPARED TO FISCAL 2005
     We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.
     Working Capital — At July 29, 2006 and July 30, 2005, our working capital was approximately $6.9 million and $10.1 million, respectively. At such dates, we had approximately $0.3 million and $1.5 million, respectively, in cash and cash equivalents, the majority of which is at our Villa subsidiary in Italy. As of July 29, 2006, we had approximately $1.0 million of excess borrowing availability under our domestic revolving credit facility compared to $0.5 million at July 30, 2005. The decrease in ending working capital for fiscal 2006 as compared to fiscal 2005 relates to the classification of $2.4 million in subordinated notes as a current liability due to its maturity in March 2007. This working capital decrease was offset by fiscal increases in ending inventory and accounts receivable at July 29, 2006 due to a $3.3 million increase in fourth quarter revenues as compared to the prior year’s period.
     In addition, as of July 29, 2006 and July 30, 2005, our Villa subsidiary had an aggregate of approximately $4.4 million and $7.5 million, respectively, of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.
     Cash Flows from Operating Activities — For the year ended July 29, 2006, the Company generated approximately $0.3 million of cash for continuing operations, compared to a use of $7.5 million in the prior fiscal year. Contributing to cash usage in fiscal 2005 was the payment of a total of $5.1 million in fines and legal fees related to the previously disclosed DOD settlement that were accrued as of July 30, 2004 and the payment of an additional $0.3 million at time of sentencing.
     Cash Flows from Investing Activities — We have made approximately $0.8 million in facility improvements and capital equipment expenditures for the year ended July 29, 2006 compared to $0.9 million for the comparable prior fiscal year period. We also used approximately $2.6 million to fund the cash portion of the purchase of the minority interest in our Italian subsidiary.
     Cash Flows from Financing Activities –During the year ended July 29, 2006 the Company refinanced its domestic credit agreement and borrowed $2.0 million under a term loan. In addition the Company borrowed a net $0.8 million under revolving credit facilities and received $0.2 million in payment of the exercise price of stock options. The Company made a total of $1.0 million in payments of long term debt during fiscal 2006. During the year ended July 30, 2005, we borrowed a total of approximately $1.6 million on our domestic and Italian credit facilities. In addition, the Villa subsidiary paid a dividend of approximately $2.5 million, of which $0.5 million was paid to Villa’s minority shareholders. The remaining $1.9 million, net of withholding taxes, was an intercompany transaction with the Company and therefore eliminated in the accompanying consolidated financial statements. We also received a total of $0.4 million in payment of the exercise price of stock options and warrants during fiscal 2005.
     The following table summarizes our contractual obligations, including debt and operating leases at July 29, 2006 (in thousands):

		WITHIN	2-3	4-5	AFTER 5
OBLIGATIONS	TOTAL (1)	1 YEAR	YEARS	YEARS	YEARS
Long-Term Debt Obligations	$3,475	$804	$2,206	$465	$—
Capital Lease Obligations	2,800	338	747	1,715	—
Subordinated Note	2,415	2,415	—	—	—
Interest	1,658	670	659	275	54
Operating Lease Obligations	622	419	203	—	—

Total Contractual Cash Obligations	$10,970	$4,646	$3,815	$2,455	$54

(1)	In addition to the long term obligations above, as of July 29, 2006 we had approximately $2.5 million in revolving credit debt in the US and $3.3 million in Italy. The Italian credit facilities are generally renewed on a yearly basis and the North Fork Facility, as amended, matures in August 2008.
     Credit Facility and Borrowing — On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the GECC facility. The North Fork Facility provides for a $6 million formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2 million under a term loan facility secured by the Company’s Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5 % or alternatively at a LIBOR rate plus 2.5%. The $2 million term loan is repayable in monthly installments of $16.7 thousand with a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75 % or a LIBOR rate plus 2.75%. As of July 29, 2006, the Company had approximately $1.0 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements. The North Fork Facility is secured by substantially all of the Company’s accounts receivable, inventory and property plant and equipment in the US. As of July 29, 2006, the balance under the revolving credit agreement was $2.5 million and the term loan was $1.8 million.
     As of the end of the first quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted Earnings, Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the operating loss the Company experienced for the first quarter of fiscal 2006. On December 12, 2005, the Company and North Fork Business Capital signed an amendment to the facility that waived the non-compliance with these covenants for the first quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility.
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
     As of the end of the fourth quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted Earnings, Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the lower than anticipated performance during fiscal 2006. On October 25, 2006, the Company and North Fork Business Capital signed an amendment to the facility that waived the non-compliance with these covenants for the fourth quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility. In addition the amendment reversed $0.3 million of a sinking fund reserved for the March 2007 maturity of the subordinated shareholder note and eliminated additional sinking fund reserves provisions related to the subordinated note.
The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1.5 million which was used to pay down amounts outstanding under the North Fork facility, in accordance with provisions of the facility.
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
     In October 2006 Villa entered into a 2.0 million Euro loan with interest payable at 4.7%. The note is repayable over a seven year term. The note contains a financial covenant which provides that the net equity of Villa can not fall below 5.0 million Euros. This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.
     In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of a $2,000 subordinated note that was issued in April 2002 and matures in March 2007. The subordinated note does not pay interest currently, but accrues interest at 6% per annum, and was recorded at issuance at a discounted present value of $1,519. The balance at July 29, 2006 was $2,415 which is all included in current portion of long-term debt on the accompanying balance sheet. In the event funds generated from US or Villa operations are not anticipated to be sufficient to both fund US operations and create a reserve to repay the estimated $2.7 million principal and accrued interest due upon the maturity of the subordinated note, the Company will seek to refinance the subordinated note.
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
     As described in Part I, Item 3, Legal Proceedings of this Annual Report, the Company had an employment agreement with Samuel Park, the previous Chief Executive Officer (“CEO”), for the period May 1, 2001 to April 30, 2004. The employment agreement provided for certain payments in the event of a change in the control of the Company.
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
     On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical. In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil. On September 13, 2006, the Court heard oral argument on defendants’ motion requesting summary judgment dismissing the third-amended complaint. Defendants’ request for summary judgment dismissing the entirety of the third-amended complaint was not granted, and a jury trial of the action is scheduled to commence on November 13, 2006. The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims. Mr. Moeller is seeking $1.9 million in damages consisting of income loss, including salary and benefits, and the present value of his lost income and benefits in the future after lump sum tax adjustments.
     On October 1, 2004, the Company completed the sale of its DHV division for $3.1 million plus the assumption of $0.8 million of liabilities as described more fully in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
     The Company has or had no investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Form 10-K.
     We anticipate that cash generated from operations and amounts available from credit facilities, or anticipated funds from future debt or equity financings will be sufficient to satisfy currently projected operating cash needs and the repayment of the subordinated promissory notes for at least the next twelve months, and for the foreseeable future.
EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement as of the beginning of fiscal year 2006 and effects were not material to its financial statements or results of operations.
     In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payments,” which established standards for transactions in which an entity exchanges its equity instruments for goods and services. The standard requires a public entity to measure the equity instruments award based on the grant-date fair value. This eliminates the exception to account for such awards using the intrinsic method previously allowed under APB Opinion No. 25. SFAS No. 123 (R) has been adopted for fiscal year 2006 and the Company recorded a related expense of $0.1 million. The statement does not require restatement of previously issued statements and is being applied on a prospective basis.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this statement as of the beginning of fiscal 2006 and effects were not material to its financial statements or results of operations.

     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN No. 47 will have a material impact on the Company’s financial statements or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”)”, to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not evaluated the impact of FIN 48 on its financial statements at this time.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate and foreign currency exchange exposure.
INTEREST RATE RISK
     Our US and foreign revolving credit facilities and certain of our Italian subsidiary’s long-term debt incur interest charges that fluctuate with changes in market interest rates. See Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Based on the balances as of July 29, 2006, an increase of 1/2 of 1% in interest rates would increase interest expense by approximately $70,000 annually. There is no assurance that interest rates will increase or decrease over the next fiscal year. Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

FOREIGN CURRENCY RISK
     The financial statements of Villa are denominated in Euros. Based on our historical results and expected future results, Villa accounts for approximately 43% to 57% of our total revenues, based in part on the rate at which Villa’s Euro denominated financial statements have been or will be converted into US dollars. In addition, over the last three years, Villa has contributed positive operating income, as compared to our consolidated operating losses. Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the US dollar value of future Euro earnings. A 10% decline in the value of the Euro in fiscal 2006, for example, would have reduced sales by approximately $4.8 million, and would have decreased our consolidated income from continuing operations by approximately $221,000 (due to the reduction in the US dollar value of Villa’s operating income.)
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On June 30, 2005, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm. The Company’s Audit Committee of the Board of Directors (the “Audit Committee”) recommended the dismissal of Deloitte. During the Company’s most recent two fiscal years, Deloitte’s report on the financial statements did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits for the two previous recent fiscal years ended August 3, 2003 and July 31, 2004, and the nine-month subsequent interim period ended April 30, 2005, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference thereto in their reports on the financial statements for such fiscal years. During the two most recent fiscal years and through the date of dismissal, there have been no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.
     On June 30, 2005, the Company engaged BDO Seidman, LLP (“BDO”) as its principal accountant. The engagement of BDO was recommended by the Audit Committee.
     During the two most recent fiscal years and prior to its engagement, the Company had not consulted with BDO regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company, under the supervision and with the participation of the Company’s management, including James Risher, Chief Executive Officer and Mark Zorko, Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, as of the date of this Annual Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
INTERNAL CONTROL OVER FINANCIAL REPORTING
     In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls, during the Company’s fourth fiscal quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item 10 for all directors and executive officers of the Company is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 with respect to executive compensation is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 with respect to security ownership of directors, executive officers and substantial stockholders is incorporated herein by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item 13 with respect to certain relationships and transactions between directors and executive officers and substantial stockholders of the Company with the Company is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 with respect to principal accounting fees and services is incorporated by reference to the Company’s definitive Proxy Statement pursuant to Regulation 14A for the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE NUMBER
(a) 1. FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:
Reports of Independent Registered Public Accounting Firms	F1- F2
Consolidated Balance Sheets as of July 29, 2006 and July 30, 2005	F3
Consolidated Statements of Operations for the Fiscal Years Ended July 29, 2006, July 30, 2005 and July 31, 2004	F4
Consolidated Statements of Cash Flows for the Fiscal Years Ended July 29, 2006, July 30, 2005 and July 31, 2004	F5
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended July 29, 2006, July 30, 2005 and July 31, 2004	F6 - F7
Notes to Consolidated Financial Statements for the Fiscal Years Ended July 29, 2006, July 30, 2005 and July 31, 2004	F8 - F24
2. FINANCIAL STATEMENT SCHEDULES
Report on Financial Statement Schedule	F25
Schedule II Valuation and Qualifying Accounts	F26

3. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Stock Purchase Agreement (related to the acquisition of Villa Sistemi Medicali S.p.A.) dated as of December 28, 1999. Filed as Exhibit 2.1 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

2.2	Asset Purchase Agreement dated as of October 1, 2004 by and between Spellman High Voltage Electronics Corporation and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed October 7, 2004 and incorporated herein by reference.

3.1	Certificate of Incorporation dated October 25, 1954. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated January 26, 1957. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated July 12, 1960. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.4	Certificate of Amendment of Certificate of Incorporation dated March 18, 1985. Filed as Exhibit 3.5 to Del Electronics Corp. Form 10-K for the year ended August 2, 1989 and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation dated January 19, 1989. Filed as Exhibit 4.5 to Del Electronics Corp. Form S-3 (No. 33-30446) filed August 10, 1989 and incorporated herein by reference.

3.6	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp., dated February 5, 1991. Filed with Del Electronics Corp. Proxy Statement dated January 22, 1991 and incorporated herein by reference.

3.7	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp. dated February 14, 1996. Filed as Exhibit 3.6 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

3.8	Certificate of Amendment of Certificate of Incorporation of Del Global Technologies Corp. dated February 13, 1997. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended February 1, 1997 and incorporated herein by reference.

3.9	Amended and Restated By-Laws of Del Global Technologies Corp. Filed as Exhibit 3.1 to Current Report on Form 8-K dated September 5, 2001 and incorporated herein by reference.

3.10	Amendment No. 1 to the Amended and Restated By-Laws of Del Global Technologies Corp. dated July 17, 2003. Filed as Exhibit 3.01 to Current Report on Form 8-K dated July 30, 2003 and incorporated herein by reference.

4.1	INTENTIONALLY OMITTED.

4.2	INTENTIONALLY OMITTED.

4.8	Warrant Certificate of Laurence Hirschhorn. Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.9	Warrant Certificate of Steven Anreder. Filed as Exhibit 4.2 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.10	Warrant Certificate of UBS Capital S.p.A. dated as of December 28, 1999. Filed as Exhibit 4 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
4.11*	Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000). Filed as Exhibit 4.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

4.12*	Stock Purchase Plan. Filed as Exhibit 4.9 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

4.13*	Option Agreement, substantially in the form used in connection with options granted under the Plan. Filed as Exhibit 4.8 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

4.14*	Option Agreement dated as of December 28, 1999. Filed as Exhibit 4.2 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

4.15	Warrant Agreement substantially in the form used for 1,000,000 warrants issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002. Filed as Exhibit 10.12 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

4.16*	Amendment No. 1 dated July 17, 2003 to the Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000). Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 and incorporated herein by reference.

4.17*	Amendment No. 2 dated July 7, 2005 to the Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000 and July 17, 2003). Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K dated July 7, 2005 and incorporated herein by reference.

4.18	Stock Purchase Agreement dated as of December 22, 2005 by and among Del Global Technologies Corp. and Mr. Giuseppe Carmelo Ammendola, Mr. Emilio Bruschi, Mr. Roberto Daglio and Mr. Luigi Emmanuele Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed December 28, 2005 and incorporated herein by reference.

10.2	INTENTIONALLY OMITTED.

10.3	INTENTIONALLY OMITTED.

10.4	INTENTIONALLY OMITTED.

10.5	INTENTIONALLY OMITTED.

10.6	INTENTIONALLY OMITTED.

10.7	Lease Agreement dated April 7, 1992 between Messenger Realty and Del Electronics Corp. Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.

10.8	Lease and Guaranty of Lease dated May 25, 1994 between Leshow Enterprises and Bertan High Voltage Corp. Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

10.9	Lease dated January 4, 1993 between Curto Reynolds Oelerich Inc. and Del Medical Imaging Corp. (formerly knows as Gendex-Del Medical Imaging Corp.). Filed as Exhibit 10.21 to the Del Global Technologies Corp. Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1997 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.10	Loan and Security Agreement dated June 10, 2002, in the principal amount of $10,000,000, between Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

10.11	Subordinated Promissory Note substantially in the form used for a total principal amount of $2 million issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002. Filed as Exhibit 10.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.12	INTENTIONALLY OMITTED.

10.13*	Executive Employment Agreement dated May 1, 2001, by and between Del Global Technologies Corp. and Samuel E. Park. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed on August 1, 2001 and incorporated herein by reference.

10.14*	Change of Control Agreement substantially in the form used by the Company for the current executive officers as named in Item 11, except for Samuel E. Park (see Exhibit 10.13). Filed as Exhibit 10.14 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.15	Extension and Modification Agreement (lease agreement) dated as of July 30, 2002 between Praedium II Valhalla LLC and Del Global Technologies Corp. Filed as Exhibit 10.15 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.16	Grant Decree No. 0213 between the Ministry of Industry, Trade and Handicrafts and Villa Sistemi Medicali S.p.A. dated September 6, 1995. Filed as Exhibit 10.16 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.17	Financial Property Lease Contract no. 21136 dated March 30, 2000 between ING Lease (Italia) S.p.A. and Villa Sistemi Medicali S.p.A. Filed as Exhibit 10.17 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.18	Declaration of Final Obligation between the Ministry of Productive Industry and Villa Sistemi Medicali S.p.A. dated May 6, 2002. Filed as Exhibit 10.18 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.19	Private Contract between Banca Mediocredito S.p.A and Villa Sistemi Medicali S.p.A. dated November 4, 1998 in the principal amount of 3 billion Lire. Filed as Exhibit 10.19 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.20*	Change of Control Agreement as approved by the Board of Directors on October 24, 2002, substantially in the form used by its current executive officers (in the case of Walter F. Schneider, as amended pursuant to Exhibit 10.22 hereof). Filed as Exhibit 10.20 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.21	Waiver and First Amendment to Loan and Security Agreement dated as of November 1, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

10.22	Second Amendment to the Loan and Security Agreement dated December 17, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 10.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended November 2, 2002 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.23	Settlement Agreement and Release dated March 10, 2003 by and between Del Global Technologies Corp. and its affiliates, subsidiaries, present and former directors, officers, agents, accountants, attorneys, stockholders, predecessors and the agents and attorneys of its present and former directors, and Leonard A. Trugman and each of his heirs, administrators, liquidators, executors, successors, and assigns. Filed as Exhibit 10.22 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended February 1, 2003 and incorporated herein by reference.

10.24	Separation Agreement and General Release of Claims dated April 9, 2003, by and between James M. Tiernan and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Amendment to Current Report on Form 8-K/A filed on April 23, 2003 and incorporated herein by reference.

10.25	Separation Agreement and General Release of Claims dated April 9, 2003, by and between David Michael, David Michael & Co., P.C. and Del Global Technologies Corp. Filed as Exhibit 99.02 to Del Global Technologies Corp. Amendment to Current Report on Form 8-K/A filed on April 23, 2003 and incorporated herein by reference.

10.26	Form of Indemnification Agreement. Filed as Exhibit 10.22 to Del Global Technologies Corp. Amendment #1 to Registration Statement on Form S-1/A, filed on May 1, 2003 and incorporated herein by reference.

10.27	Amendment to Executive Employment Agreement dated May 28, 2003 by and between Del Global Technologies Corp. and Samuel E. Park. Filed as Exhibit 10.23 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 and incorporated herein by reference.

10.28	Amendment dated October 10, 2003 to Change of Control Agreement for Walter F. Schneider filed as Exhibit 10.28 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 2, 2003 and incorporated herein by reference.

10.29	Waiver and Third Amendment to the Loan and Security Agreement dated as of October 30, 2003, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation filed as Exhibit 10.29 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 2, 2003 and incorporated herein by reference.

10.30	Waiver, Consent and Fourth Amendment to the Loan and Security Agreement dated as of March 12, 2004, by and among Del Global Technologies Corp. and General Electric Capital Corporation, as successor by assignment to Transamerica Business Corporation. Filed as Exhibit 10.30 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.

10.31*	Letter Agreement dated as of February 10, 2003 between Mark Koch and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed August 27, 2004 and incorporated herein by reference.

10.32	Non-Competition Agreement dated as of September 8, 2004 by and between Del Global Technologies Corp. and Walter F. Schneider. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference.

10.33	Separation Agreement and Release dated as of September 1, 2004 between Del Global Technologies Corp. and Thomas V. Gilboy. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 15, 2004 and incorporated herein by reference.

10.34	Amendment No. 1 dated as of September 15, 2004 to the Letter Agreement dated February 10, 2003 between Mark Koch and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 20, 2004 and incorporated herein by reference.

10.35	Loan Agreement dated as of September 23, 2004 between Del Global Technologies Corp. (“Del Global”) and Villa Sistemi Medicali S.p.A., a subsidiary of Del Global. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 28, 2004 and incorporated herein by reference.

10.36	Waiver, Consent and Fifth Amendment to the Loan and Security Agreement dated as of September 23, 2004, by and among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and General Electric Capital Corporation, as successor by assignment to Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed September 28, 2004 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.37	Settlement Agreement dated as of September 30, 2004, by and among the United States of America, on behalf of the Department of Defense, acting through the United States Attorney’s Office for the Eastern District of New York, Del Global Technologies Corp. and RFI Corporation. Current Report on Form 8-K filed October 5, 2004 and incorporated herein by reference.

10.38	Assignment, Assumption and Amendment of Lease dated as of October 1, 2004 among DP 16, LLC, Del Global Technologies Corp. and Spellman High Voltage Electronics Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed October 7, 2004 and incorporated herein by reference.

10.39	First Amendment to Villa Loan Agreement dated October 22, 2004 between Del Global Technologies Corp and Villa Sistemi Medicali, S.p.A filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed October 26, 2004 and incorporated herein by reference.

10.40	Sixth Amendment to the Loan and Security Agreement dated as of October 25, 2004 by and among Del Global Technologies Corp, Bertan High Voltage Corp, RFI Corporation and Del Medical Imaging Corp (Borrowers) and General Electric Capital Corporation as successor to Transamerica Business Capital Corporation filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed October 26, 2004 and incorporated herein by reference.

10.41	Consent and Seventh Amendment to the Loan and Security Agreement dated as of February 2, 2005, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and GE Business Capital Corporation F/K/A Transamerica Business Capital Corporation filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed February 7, 2005 and incorporated herein by reference.

10.42	Administrative Agreement dated as of April 1, 2005 between Del Global Technologies Corp., RFI Corporation and the Defense Logistics Agency. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed April 5, 2005 and incorporated herein by reference.

10.43	Consent and Eighth Amendment to the Loan and Security Agreement dated as of April 5, 2005, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and GE Business Capital Corporation F/K/A Transamerica Business Capital Corporation filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed April 5, 2005 and incorporated herein by reference.

10.44*	Senior Management Incentive Plan filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference.

10.45*	Severance Benefits Letter Agreement dated as of May 23, 2005 between Del Global Technologies Corp. and Walter F. Schneider. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

10.46*	Severance Benefits Letter Agreement dated as of May 23, 2005 between Del Global Technologies Corp. and Mark A. Koch. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

10.47	Separation Agreement and Release dated as of April 1, 2005 between Del Global Technologies Corp. and Edward Ferris filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

10.48	Waiver and Ninth Amendment to the Loan and Security Agreement dated as of June 9, 2005, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and GE Business Capital Corporation F/K/A Transamerica Business Capital Corporation filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed June 9, 2005 and incorporated herein by reference.

10.49	Loan and Security Agreement dated as of August 1, 2005 among Del Global Technologies Corp., RFI Corporation, Del Medical Imaging Corp. and North Fork Business Capital Corporation. Filed as Exhibit 10.01 to Del Global Technologies Corp. Current Report on Form 8-K filed August 3, 2005 and incorporated herein by reference.

10.50	Second Amendment to Villa Loan Agreement dated August 1, 2005 between Del Global Technologies Corp and Villa Sistemi Medicali, S.p.A filed as Exhibit 10.02 to Del Global Technologies Corp. Current Report on Form 8-K filed August 3, 2005 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.51	Waiver and First Amendment to the Loan and Security Agreement dated as of December 12, 2005 among Del Global Technologies Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 10.51 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 and incorporated herein by reference.

10.52	Waiver to the Loan and Security Agreement dated as of March 14, 2006 among Del Global Technologies Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 10.52 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2006 and incorporated herein by reference.

10.53*	Separation Agreement and Release dated as of March 21, 2006 by and between Del Global Technologies Corp. and Christopher N. Japp. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed March 24, 2006 and incorporated herein by reference.

10.54	Waiver to the Loan and Security Agreement dated as of June 13, 2006 by and among Del Global Technologies Corp., Del Medical Imaging Corp., RFI Corporation (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 10.53 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2006 and incorporated herein by reference.

10.55	Consulting Agreement dated as of June 14, 2006 by and between Del Global Technologies Corp. and Lumina Group LLC. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference.

10.56	Second Amendment to the Loan and Security Agreement dated as of June 30, 2006 among Del Global Technologies Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed July 7, 2006 and incorporated herein by reference.

10.57*	Separation Agreement and Release dated as of July 24, 2006 by and between Del Global Technologies Corp. and Walter F. Schneider. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed July 24, 2006 and incorporated herein by reference.

10.58*	Letter Agreement dated as of August 31, 2006 between Del Global Technologies Corp. and James A. Risher. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed August 31, 2006 and incorporated herein by reference.

10.59*	Letter Agreement dated as of August 30, 2006 between Del Global Technologies Corp. and Mark Zorko. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed August 31, 2006 and incorporated herein by reference.

10.60	Full-Time Permanent Engagement Resources Agreement dated as of August 21, 2006 between Del Global Technologies Corp. and Tatum, LLC. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed August 31, 2006 and incorporated herein by reference.

10.61*	Separation Agreement and Release dated as of September 7, 2006 by and between Del Global Technologies Corp. and Mark A. Koch. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 7, 2006 and incorporated herein by reference.

10.62	Waiver and Third Amendment to the Loan and Security Agreement dated as of October 25, 2006 by and among Del Global Technologies Corp., Del Medical Imaging Corp., RFI Corporation (Borrowers) and North Fork Business Capital Corporation. (1)

23.1	Consent of Deloitte & Touche, LLP (1).

23.2	Consent of BDO Seidman, LLP (1).

31.1	Certification of Chief Executive Officer, James Risher, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
31.2	Certification of Principal Financial Officer, Mark Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).

32.1	Certification of the Chief Executive Officer, James Risher, pursuant to 18 USC. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

32.2	Certification of the Principal Financial Officer, Mark Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1).

*	Represents a management contract or compensatory plan or arrangement.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.
October 27, 2006	By:	/s/ James A. Risher
James A. Risher
President and Chief Executive Officer

October 27, 2006	By:	/s/ Mark A. Zorko
Mark A. Zorko
Chief Financial Officer and Principal Financial Officer

October 27, 2006	By:	/s/ Mark A Koch
Mark A. Koch
Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Henderson	Director – Chairman	October 27, 2006
James Henderson

/s/ Merrill A. McPeak	Director	October 27, 2006
Merrill McPeak

/s/ Gerald M. Czarnecki	Director	October 27, 2006
Gerald M. Czarnecki

/s/ James A. Risher	Director	October 27, 2006
James A. Risher	Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Franklin Park, Illinois
We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of July 29, 2006 and July 30, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Global Technologies Corp and subsidiaries at July 29, 2006 and July 30, 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO SEIDMAN, LLP
Valhalla, New York
October 6, 2006
Except for Note 8, which is as of October 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Franklin Park, Illinois
We have audited the accompanying consolidated statement of operations, shareholders’ equity and cash flows of Del Global Technologies Corp. and subsidiaries for the fiscal year ended July 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a) 2, as it relates to the fiscal year ended July 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated statement of operations, shareholders’ equity and cash flows present fairly, in all material respects, the results of operations of Del Global Technologies Corp. and subsidiaries for the fiscal year ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
New York, New York

October 28, 2004

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	JULY 29,	JULY 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333	$1,466
Trade receivables (net of allowance for doubtful accounts of $1,095 and $1,028 for 2006 and 2005, respectively)	17,382	14,218
Inventories	16,436	14,852
Prepaid expenses and other current assets	808	724

Total current assets	34,959	31,260

NON-CURRENT ASSETS:
Property plant and equipment, net	6,366	6,485
Deferred income taxes	1,159	841
Goodwill	6,437	1,911
Other intangible assets, net	—	38
Other assets	232	241

Total non-current assets	14,194	9,516

TOTAL ASSETS	$49,153	$40,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term credit facilities	$5,959	$5,051
Current portion of long-term debt	3,557	783
Accounts payable – trade	11,037	9,258
Accrued liabilities	7,244	5,488
Litigation settlement payables	200	56
Income taxes payable	27	502

Total current liabilities	28,024	21,138

NON-CURRENT LIABILITIES:
Long-term debt	5,133	4,296
Subordinated note	—	2,158
Deferred income taxes	302	—
Other long-term liabilities	2,880	2,683

Total non-current liabilities	8,315	9,137

Total liabilities	36,339	30,275

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY	—	1,273

SHAREHOLDERS’ EQUITY:
Common stock — $.10 par value; authorized - 20,000,000 shares; issued - 12,258,294 and 11,252,958 shares at July 29, 2006 and July 30, 2005	1,226	1,125
Additional paid-in capital	67,679	64,448
Accumulated other comprehensive income	1,610	1,450
Accumulated deficit	(52,155)	(52,249)
Less treasury shares - 622,770 shares	(5,546)	(5,546)

Total shareholders’ equity	12,814	9,228

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,153	$40,776

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FISCAL YEARS ENDED
	JULY 29,	JULY 30,	JULY 31,
	2006	2005	2004
NET SALES	$83,014	$84,872	$83,827
COST OF SALES	63,656	62,591	62,512

GROSS MARGIN	19,358	22,281	21,315

Selling, general and administrative	13,619	16,452	15,907
Research and development	1,562	1,636	1,562
Litigation settlement costs	697	300	3,652

Total operating expenses	15,878	18,388	21,121

OPERATING INCOME	3,480	3,893	194
Interest expense (net of interest income of $0, $0 and $20 in 2006, 2005 and 2004, respectively)	(1,311)	(1,350)	(1,796)
Other income (loss)	(34)	97	123

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	2,135	2,640	(1,479)
INCOME TAX PROVISION	1,758	2,054	8,691

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	377	586	(10,170)
MINORITY INTEREST	108	393	559

INCOME (LOSS) FROM CONTINUING OPERATIONS	269	193	(10,729)
DISCONTINUED OPERATION	(175)	199	(5,095)

NET INCOME (LOSS)	$94	$392	$(15,824)

NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.02	$0.02	$(1.04)
Discontinued operation	(0.01)	0.02	(0.49)

Net income (loss) per basic share	$0.01	$0.04	$(1.53)

NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.02	$0.01	$(1.04)
Discontinued operation	(0.01)	0.02	(0.49)

Net income (loss) per diluted share	$0.01	$0.03	$(1.53)

Weighted average shares outstanding — Basic	11,244	10,490	10,334

Weighted average shares outstanding — Diluted	12,076	11,465	10,334

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEARS ENDED
	JULY 29,	JULY 30,	JULY 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$269	$193	$(10,729)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,026	1,303	1,425
Deferred income tax provision	(277)	276	7,678
Loss on sale of property plant and equipment	161	100	50
Non cash litigation settlement costs	455	—	350
Non cash pension cost	—	492	(9)
Imputed interest — subordinated note	257	196	175
Minority interest	108	393	559
Stock based compensation expense	141	39	38
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	(2,707)	(1,368)	309
(Increase) decrease in inventories	(1,180)	345	(1,291)
(Increase) decrease in prepaid expenses and other current assets	(68)	348	(318)
Decrease in other assets	11	710	225
Decrease in income tax receivable	—	54	54
Increase (decrease) in accounts payable — trade	1,486	(1,764)	3,351
Increase (decrease) in accrued liabilities	1,038	(3,314)	3,485
Payment of accrued litigation settlement costs	(311)	(5,092)	—
Increase (decrease) in income taxes payable	(177)	(640)	833
Increase (decrease) in other long-term liabilities	97	230	(194)

Net cash provided by (used in) operating activities of continuing operations	329	(7,499)	5,991
Net cash provided by discontinued operation	(175)	3,463	2,229

Net cash provided by (used in) operating activities	154	(4,036)	8,220

CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(765)	(891)	(517)
Proceeds from sale of property plant and equipment	—	—	50
Acquisition of minority interest	(2,612)	—	—

Net cash used in investing activities	(3,377)	(891)	(467)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (repayment) of bank borrowings	809	1,583	(4,224)
Exercise of warrants	2	—	—
Exercise of stock options and warrants	238	364	2
Borrowing of long-term debt	2,000	—	—
Repayment of long-term debt	(972)	—	—
Dividend paid to minority shareholders	—	(502)	(430)

Net cash provided by (used in) financing activities	2,077	1,445	(4,652)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	193	273

CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE YEAR	(1,133)	(3,289)	3,374
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	1,466	4,755	1,381

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$333	$1,466	$4,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,054	$654	$1,296
Cash paid during the period for income taxes	1,443	2,221	322
NON-CASH TRANSACTIONS
Financing Activities
Acquisition of minority interest	$(2,950)	$—	$—
Investing Activities
Stock issued for purchase of minority interest	2,950	—	—
See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

				ACCUMULATED
				OTHER
	COMMON		ADDITIONAL	COMPRE-
	STOCK ISSUED		PAID-IN	HENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, AUGUST 2, 2003	10,976,081	$1,097	$63,682	$563	$(36,817)	643,533	$(5,546)	$22,979
Issuance of stock on exercise of options	2,500	1	2					3
Compensation cost of non-employee stock options and warrants issued			38					38
Warrant modification costs			350					350
Comprehensive Loss:
Net Loss					(15,824)			(15,824)
Accumulated unfunded obligation for pension trust				(9)				(9)
Foreign exchange				238				238

Total comprehensive loss								(15,595)

BALANCE, JULY 31, 2004	10,978,581	$1,098	$64,072	$792	$(52,641)	643,533	$(5,546)	$7,775

Issuance of stock on exercise of options	248,421	24	253					277
Issuance of stock on exercise of warrants	25,956	3	84					87
Compensation cost of non-employee stock options and warrants issued			39					39
Correction of treasury shares						(20,763)
Comprehensive Income:
Net Income					392			392
Reversal of accumulated unfunded obligation for pension trust				417				417
Foreign exchange				241				241

Total comprehensive income								1,050

BALANCE, JULY 30, 2005	11,252,958	$1,125	$64,448	$1,450	$(52,249)	622,770	$(5,546)	$9,228

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

				ACCUMULATED
				OTHER
				COMPRE-
	COMMON		ADDITIONAL	HENSIVE
	STOCK ISSUED		PAID-IN	INCOME	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	(LOSS)	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, JULY 30, 2005	11,252,958	$1,125	$64,448	$1,450	$(52,249)	622,770	$(5,546)	$9,228
Issuance of stock on exercise of options	99,000	10	228					238
Issuance of stock on exercise of warrants	1,574	1	1					2
Compensation cost of employee stock options under SFAS 123R			142					142
Issuance of stock on purchase of minority interest in Villa Sistemi Medicali S.p.A.	904,762	90	2,860					2,950
Comprehensive Income:
Net Income					94			94
Foreign exchange				160				160

Total comprehensive income								254

BALANCE, JULY 29, 2006	12,258,294	$1,226	$67,679	$1,610	$(52,155)	622,770	$(5,546)	$12,814

See notes to consolidated financial statements

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS ACTIVITIES — Del Global Technologies Corp. (“Del Global”) together with its subsidiaries (collectively, the “Company”), is engaged in two major lines of business: Medical Systems Group and Power Conversion Group. The Medical Systems Group segment designs, manufactures and markets imaging and diagnostic systems consisting of stationary and portable x-ray imaging systems, radiographic/fluoroscopic systems, mammography systems and dental systems. The Power Conversion Group segment designs, manufactures and markets key electronic components such as transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications.
As of July 31, 2004, the Company’s Board committed to a plan to dispose of its Del High Voltage Division (“DHV”) and on October 1, 2004, we sold this division for a purchase price of $3,100, plus the assumption of approximately $800 of liabilities. Accordingly, the results of operations for the years ended July 30, 2005 and July 31, 2004 have been reclassified to show this division as a discontinued operation. See Note 3, Discontinued Operation.
PRINCIPLES OF CONSOLIDATION — The consolidated financial statements are prepared on the accrual basis of accounting, which conforms to accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and include the accounts of Del Global and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
USE OF ESTIMATES — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheets, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant estimates underlying the accompanying consolidated financial statements include the allowance for doubtful accounts, allowance for obsolete and excess inventory, realizability of deferred income tax assets, recoverability of intangibles and other long-lived assets, and future obligations associated with the Company’s litigation.
ACCOUNTING PERIOD — The Company’s fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. Results of the Company’s subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”) are consolidated into Del Global’s consolidated financial statements based on a fiscal year that ends on June 30 and are reported on a one-month lag.
CASH AND CASH EQUIVALENTS — The Company considers highly liquid instruments readily convertible to known amounts of cash with original maturities of three months or less (measured from their acquisition date) to be cash equivalents.
FOREIGN CURRENCY TRANSLATION — The financial statements of our foreign subsidiary are recorded in “Euro” and translated into U.S. dollars. The foreign subsidiary’s balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of stockholders’ equity.
INVENTORIES — Inventories are stated at the lower of cost or market value. Cost is comprised of direct materials and, where applicable, direct labor costs and overhead that has been incurred in transporting the inventories to their present location and condition. Engineering costs incurred to set up products to be manufactured for a customer purchase order are capitalized when the scope of the purchase order indicates that such costs are recoverable. Such costs are included in work-in-process inventory and amortized on a units shipped basis over the life of the customer order from the date of first shipment. Cost is calculated using the FIFO method. Market value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

PROPERTY PLANT AND EQUIPMENT, NET — Property plant and equipment, net are stated at cost less accumulated depreciation and amortization. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income or loss. Depreciation is computed utilizing the straight-line method. The cost of leasehold improvements is amortized over the shorter of the useful life or the term of the lease.
Depreciable lives are generally as follows:

DESCRIPTION	USEFUL LIVES
Buildings	25-33
Machinery and equipment	5-15
Furniture and fixtures	5-10
Transportation equipment	3-4
Computer and other equipment	3-7
RECOVERABILITY OF LONG-LIVED ASSETS — The Company evaluates the carrying amounts of long-lived assets (including intangibles) to determine if events have occurred which would require modification to the carrying values. In evaluating carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows and business plans. In the event that impairment has occurred, the fair value of the related asset is determined and the Company records a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.
DEFERRED FINANCING COSTS, NET — Financing costs, including fees, commission and legal expenses are capitalized and amortized on a straight line basis, which approximates the interest method, over the term or expected term of the relevant loan. Amortization of deferred financing costs is included in interest expense.
GOODWILL — Goodwill represents the excess of the cost of acquisitions over the fair value of the identifiable assets acquired and liabilities assumed. The Company ceased all goodwill amortization effective August 4, 2002 and evaluates the goodwill for impairment on an annual basis. by comparing the fair value to the carrying value for reporting units within the Power Conversion Group and for the Medical Systems Group. Fair value is determined using a discounted cash flow method as well as a review of valuation parameters for comparable publicly traded companies.
OTHER INTANGIBLES, NET — Other intangible assets are the Company’s distribution network and non-compete agreements acquired with the purchase of certain assets of a subsidiary. Intangibles are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 10 years. As of July 29, 2006 these intangibles are fully amortized.
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
Shipping and handling fees billed to customers are reflected in net sale and costs incurred for shipping and handling are included in costs of sales.
RESEARCH AND DEVELOPMENT COSTS — Research and development costs are recognized as an expense in the period in which they are incurred.
INCOME TAXES — Deferred income tax assets and liabilities represents the effects of the differences between the income tax basis and financial reporting basis of assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized. Management provides valuation allowances against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.

NET INCOME (LOSS) PER SHARE — Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The effect of the assumed exercise of options and warrants to purchase common stock are excluded from the calculation of loss per share when their inclusion would be anti-dilutive.
CONCENTRATION OF CREDIT RISK — Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities and trade receivables. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral deemed. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at July 29, 2006.
STOCK-BASED COMPENSATION – In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payments,” which established standards for transactions in which an entity exchanges its equity instruments for goods and services. The standard requires a public entity to measure the equity instruments award based on the grant-date fair value. This eliminates the exception to account for such awards using the intrinsic method previously allowed under APB Opinion No. 25. SFAS No. 123 (R) has been adopted for fiscal year 2006 and the Company recorded a related expense of $141. The statement does not require restatement of previously issued statements and is being applied on a prospective basis. See Note 11, Shareholders’ Equity.
Prior to the adoption of SFAS 123 (R), the Company accounted for stock-based awards to employees using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The Company’s practice in granting these awards to employees is to set the excise price of the stock options equal to the market price of our underlying stock on the date of grant. Therefore, under the intrinsic value method, no compensation expense is recognized in the Company’s Consolidated Statement of Operations.
Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the methods recommended by SFAS 123 (R), the Company’s net income or loss and net income or loss per share for fiscal year 2005 and 2004 would have been stated at the pro forma amounts indicated below:

	FOR FISCAL YEARS ENDED
	JULY 30, 2005	JULY 31, 2004
Net income (loss) — as reported:	$392	$(15,824)
Total stock-based awards under fair value method	(292)	(456)

Pro forma net income (loss)	$100	$(16,280)

Income (loss) per share – Basic
As reported	$0.04	$(1.53)
Pro forma	$0.01	$(1.57)
Income (loss) per share – Diluted
As reported	$0.03	$(1.53)
Pro forma	$0.01	$(1.58)
Weighted average number of shares outstanding — Basic	10,490,178	10,333,668
Weighted average number of shares outstanding — Diluted	11,464,718	10,333,668
The fair value of the options used for the above proforma disclosures were determined on the date of grant using a Black-Scholes option pricing model. These options were valued based on the following assumptions: an estimated life of seven years, volatility of 63% in fiscal 2005 and 68% in 2004, risk free interest rate of 4.06% in fiscal 2005 and 4.11% in fiscal 2004, and no dividend yield.
EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS — In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement as of the beginning of fiscal year 2006 and effects were not material to its financial statements or results of operations.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this statement as of the beginning of fiscal 2006 and effects were not material to its financial statements or results of operations.
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN No. 47 will have a material impact on the Company’s financial statements or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements or results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities b y requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”)”, to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not evaluated the impact of FIN 48 on its financial statements at this time.
2. ACQUISITION OF MINORITY INTEREST IN VILLA
On December 23, 2005, the Company acquired the remaining 20% of Villa for $2,612 plus 904,762 restricted shares of Company common stock. These shares were valued at $3.26 a share, or $2,950, and are subject to SEC Rule 144 limitations as to holding periods and trading volume limitations. Goodwill in the amount of $4,525 was recorded and $934 of minority interest was reversed after recognition of a $388 dividend. Due to the previous 80% ownership interest existing at the time of the original acquisition, the assets and liabilities of the Villa subsidiary were fully consolidated before the transaction and considered to be at fair market value with no additional adjustments necessary.

3. DISCONTINUED OPERATION
On October 1, 2004, the Company completed the sale of its Del High Voltage Division (“DHV”) for a purchase price of $3,100, plus the assumption of approximately $800 of liabilities. This division was formerly part of the Power Conversion Group and designed, manufactured and marketed proprietary precision power conversion subsystems for medical as well as critical industrial applications. The results of operations of this division are shown as a discontinued operation in the accompanying financial statements.
Certain information with respect to the discontinued operation is summarized below:

	JULY 29,	JULY 30,	JULY 31,
YEARS ENDED	2006	2005	2004
Revenues	$—	$1,899	$15,655
Net income (loss) before income taxes	(175)	199	(5,095)
Income taxes	—	—	—
Income (loss) from discontinued operation, net	(175)	199	(5,095)
Loss from discontinued operations for fiscal 2006 reflects the accrual of an estimated liability of $175 related to a New York State Sales tax audit of its Valhalla location, including the DHV business. Income from discontinued operation, net for fiscal year 2005, includes two months of operations through the October 1, 2004 disposition date and a gain on the sale of the DHV assets of $21. Loss from discontinued operation for fiscal 2004 includes impairment charges of $3,481 related to the write down of the DHV assets to net realizable value, including a goodwill write off of $1,328 and an intangible asset write off of $125 related to the DHV business. These impairments were recorded during the second quarter of fiscal year 2004.
4. INVENTORIES

	JULY 29, 2006	JULY 30, 2005
Inventories consists of the following:
Raw materials and purchased parts	$13,660	$12,540
Work-in-process	3,747	2,615
Finished goods	2,732	2,714

	20,139	17,869
Less: allowance for obsolete and excess inventories	(3,703)	(3,017)

Total inventories net	$16,436	$14,852

The Company has pledged all of its inventories in the U.S. having a net carrying amount of approximately $5,009 and $6,203 at July 29, 2006 and July 30, 2005, respectively, to secure its credit facility with its lender.
5. PROPERTY PLANT AND EQUIPMENT
Property plant and equipment consist of the following:

	JULY 29, 2006	JULY 30, 2005
Land	$694	$694
Buildings	6,253	6,092
Machinery and equipment	6,384	6,218
Furniture and fixtures	721	699
Leasehold improvements	1,585	1,173
Transportation equipment	119	66
Computers and other equipment	4,187	4,090

	19,943	19,032
Less: accumulated depreciation and amortization	(13,577)	(12,547)

Property plant and equipment, net	$6,366	$6,485

The Company has pledged all of its property plant and equipment in the U.S. having a net carrying amount of approximately $1,854 and $1,973 at July 29, 2006 and July 30, 2005, respectively, to secure its credit facility with its lender. Included in property plant and equipment is the Villa building which is subject to a capital lease. Included in the table above are capital leases in the amount of $3,889 and $3,747 at July 29, 2006 and July 30, 2005, respectively. Accumulated amortization relating to capital leases was $729 and $590 at July 29, 2006 and July 30, 2005, respectfully. Amortization expense relating to capital leases was $113, $110 and $133 for fiscal 2006, 2005 and 2004, respectively.

Depreciation expense for fiscal years 2006, 2005 and 2004 was $988, $1,238 and $1,359, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
As of July 29, 2006 and July 30, 2005 the Company had goodwill on its balance sheet in the amounts of $6,437 and $1,911 respectively. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company ceased all goodwill amortization ceased effective August 4, 2002.
As described in Note 2, to this annual report, during fiscal year 2006, the Company completed the acquisition of the remaining 20% minority interest in its Villa subsidiary and recorded additional goodwill of $4,526, part of the Medical Systems group.
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
During fiscal 2006, 2005 and 2004, the Company conducted its annual goodwill impairment testing, and concluded that the remaining goodwill, which relates to its Medical Systems Segment, was not impaired as each respective balance sheet date.
OTHER INTANGIBLE ASSETS
In connection with the adoption of SFAS 142, the Company reviewed the useful lives and the classification of identifiable intangible assets and determined that they continue to be appropriate. These identifiable assets were acquired in connection with business combinations prior to July 1, 2001. As of July 29, 2006 these intangible assets were fully amortized. Amortization expense for intangible assets during fiscal years 2006, 2005 and 2004 was $38, $65, and $66 respectively
During Fiscal 2004, the Company conducted an impairment test of the carrying value of non-compete agreements related to the Del High Voltage division. and concluded an impairment loss of $125 had occurred. Accordingly, the Company recorded a charge of $125 during the second quarter of fiscal year 2004 which is reflected in the loss from Discontinued Operations on the accompanying consolidated financial statements.
7. PRODUCT WARRANTIES
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
The activity in warranty accounts is as follows:

	JULY 29, 2006	JULY 30, 2005
Balance at beginning of year	$1,040	$1,030
Accruals of anticipated warranty claims	636	410
Costs incurred related to warranty claims	(666)	(400)

Balance at end of year	$1,010	$1,040

8. SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE
Short-term credit facilities are summarized as follows:

	JULY 29, 2006	JULY 30, 2005
Revolving lines of credit:
Domestic	$2,672	$5,051
Foreign	3,287	—

	$5,959	$5,051

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility. The North Fork Facility provides for a $6,000 formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2,000 under a term loan facility secured by the Company’s Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5 % or alternatively at a LIBOR rate plus 2.5%. The $2,000 term loan is repayable in 36 monthly installments of $17 with a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75 % or a LIBOR rate plus 2.75%. North Fork has reserved $1,000 against possible litigation settlements as described more fully in Legal Proceedings. As of July 29, 2006 the Company had approximately $1,000 of excess borrowing availability under the North Fork Facility.
The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly. The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, property plant and equipment, and intellectual property in the US. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.
As of the end of the first quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted Earnings, Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the operating loss the Company experienced for the first quarter of fiscal 2006. On December 12, 2005, the Company and North Fork Business Capital signed an amendment to the facility that waived the non-compliance with these covenants for the first quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility.
As of the end of the second quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Senior US Debt Ratio, Fixed Charge Coverage Ratio and minimum Tangible Net Worth covenants under the North Fork Facility, due to the operating loss the Company experienced for the second quarter of fiscal 2006. In March 2006, the Company signed a waiver to the facility that waived non-compliance with these financial covenants for the second quarter of fiscal 2006 and waived the non-compliance of a covenant due to a delay in granting the bank a security interest in two thirds of the shares of Villa required upon consummation of the purchase of the remaining 20% of Villa by the Company.
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
As of the end of the fourth quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted Earnings, Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the lower than anticipated performance during fiscal 2006. On October 25, 2006, the Company and North Fork Business Capital signed an amendment to the facility that waived the non-compliance with these covenants for the fourth quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility. In addition the amendment reversed $300 of a sinking fund reserved for the March 2007 maturity of the subordinated shareholder note and eliminated additional sinking fund reserves provisions related to the subordinated note.
The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1,560 which was used to pay down amounts outstanding under the North Fork facility, in accordance with provisions of the facility.
In addition to the domestic credit facilities discussed above, the Company has certain short-term credit facilities at its Villa subsidiary, with interest rates ranging from 5.0% to 12.0%. The total amount outstanding on the Villa short-term credit facilities at July 29, 2006 and July 30, 2005 was $3,287 and $0, respectively. In addition, as of July 29, 2006 and July 30, 2005, approximately $ 4,400 of excess borrowing availability was in place under these facilities.

LONG-TERM DEBT — Long-term debt was comprised of the following:

	JULY 29, 2006	JULY 30, 2005	INTEREST RATE
North Fork Facility Term Loan	$1,817	$—
Italian subsidiary’s total long-term debt:
Capital lease obligation	2,800	2,907	5.0%
Medium-term credit facilities with commercial institutions	324	624	Euribor + 1.0%
Italian Government long-term loans	1,334	1,548	3.4%

Long Term Debt	6,275	5,079
Subordinated Note	2,415	2,158
Less current portion of long-term debt and subordinated note	(3,557)	(783)

Long-term debt and Subordinated Note	$5,133	$6,454

The variable interest rate at July 29, 2006 and July 30, 2005 on the medium-term credit facility, based on the formula Euribor + 1%, was 3.7%.
The principal of the medium-term credit facility is payable on a semi-annual basis and interest payments are due on a quarterly basis through March 2007. Payments relating to the two Italian Government long-term loans are due annually through February 2010, and September 2010, respectively.
SUBORDINATED NOTE — In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of a $2,000 subordinated note that was issued in April 2002 and matures in March 2007. The subordinated note does not pay interest currently, but accrues interest at 6% per annum, and was recorded at issuance at a discounted present value of $1,519. The balance at July 29, 2006 was $2,415 which is all included in current portion of long-term debt on the accompanying balance sheet. In the event funds generated from US or Villa operations are not anticipated to be sufficient to both fund US operations and create a reserve to repay the estimated $2,700 principal and accrued interest due upon the maturity of the subordinated note, the Company will seek to refinance the subordinated note.
The Company is obligated to make principal payments under its long-term debt, subordinated note (“Debt”) and capital lease obligations as follows:

		CAPITAL
FISCAL YEARS ENDING	DEBT	LEASE	TOTAL
2007	$3,219	338
2008	489	361
2009	1,717	386
2010	310	413
2011
2012 and beyond	155	1,360
Purchase option	—	972

Total payments	5,890	3,830
Less: amount representing interest	—	(1,030)

Total	$5,890	$2,800	$8,690

9. EMPLOYEE BENEFITS
The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company. No contributions were authorized for fiscal years ended 2006, 2005 or 2004.
The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all employees, allowing them to defer a portion of their salary. Effective February 2003, the Company started matching employee contributions at a 50% rate up to a maximum of 2% of annual salary, and recorded a related expense of $106, $118 and $136 for fiscal years 2006, 2005 and 2004, respectively.
The Company also had a defined benefit plan, which was frozen effective February 1, 1986. As of July 31, 2004, the Company had a minimum liability and corresponding debit in other comprehensive income to account for the unfunded status of its defined benefit plan, in accordance with SFAS No. 87. In accordance with SFAS No. 88, at the time of final settlement of the pension plan, the Company will recognize an expense to the statement of operations for the amount of such debit to other comprehensive income, adjusted for the difference between the cost to settle the pension obligations and the amount of the recorded net liability. During Fiscal 2005 the Company applied to the Pension Benefit Guaranty Corp and to the IRS for a determination letter and approval to terminate this plan. In the fourth quarter of fiscal 2005, the Company recognized a related non-cash charge of approximately $500 to write of the pension assets on its balance sheet in recognition of the formal decision to terminate the plan. In preparation for the plan termination, during fiscal 2005 the Company fully funded the expected cash disbursement of $200 dollars. The Company received the IRS determination letter approving the final settlement during the second quarter of fiscal 2006 and fully paid out all of the plan participants in March 2006
In addition, the Company’s Villa subsidiary located in Italy provides for employee termination indemnities. Villa has established a reserve, representing the liability for indemnities payable upon termination of employment, accrued in accordance with labor laws and labor agreements in force. This liability is subject to annual revaluation using the officially-established indices. The liability for these indemnities is included in other long-term liabilities on the accompanying Consolidated Balance Sheets and was $2,787 and $2,558 at July 29, 2006 and July 30, 2005, respectively. Provisions for employee termination indemnities were $401, $412 and $388 for fiscal years 2006, 2005 and 2004, respectively.
10. SEGMENT REPORTING
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Balance Sheet information presented below and Income Statement related disclosure below for all periods presented exclude the results of the DHV division due to this division’s classification as a discontinued operation at July 31, 2004 and the subsequent disposal on October 31, 2004.
Selected financial data of these segments are as follows:

	MEDICAL	POWER
FISCAL YEAR ENDED	SYSTEMS	CONVERSION
JULY 29, 2006	GROUP	GROUP	OTHER	TOTAL
Net sales to external customers	$70,287	$12,727	$—	$83,014
Cost of sales	55,453	8,203	—	63,656

Gross margin	14,834	4,524	—	19,358

Selling, general and administrative	9,467	2,148	2,004	13,619
Research and development	1,562	—	—	1,562
Litigation settlement costs	252	(55)	500	697

Total operating expenses	11,281	2,093	2,504	15,878

Operating income (loss)	$3,553	$2,431	$(2,504)	3,480

Interest expense				(1,311)
Other expense				(34)

Income from continuing operations, before income taxes and minority interest				$2,135

Depreciation	$793	$193	$2	$988
Amortization	38	—	—	38
Segment assets	43,630	5,055	468	49,153
Expenditures for segment assets	695	66	4	765
Inter-segment sales were $149 for the fiscal year ended July 29, 2006. Approximately $35,481 of Medical Systems Group assets are located in Italy.

	MEDICAL	POWER
FISCAL YEAR ENDED	SYSTEMS	CONVERSION
JULY 30, 2005	GROUP	GROUP	OTHER	TOTAL
Net sales to external customers	$70,792	$14,080	$—	$84,872
Cost of sales	54,288	8,303	—	62,591

Gross margin	16,504	5,777	—	22,281

Selling, general and administrative	9,261	2,630	4,561	16,452
Research and development	1,636	—	—	1,636
Litigation settlement costs	—	300	—	300

Total operating expenses	10,897	2,930	4,561	18,388

Operating income (loss)	$5,607	$2,847	$(4,561)	3,893

Interest expense				(1,350)
Other income				97

Loss from continuing operations, before income taxes and minority interest				$2,640

Depreciation	$850	$247	$141	$1,238
Amortization	65	—	—	65
Segment assets	32,731	6,008	2,037	40,776
Expenditures for segment assets	736	151	4	891
Inter-segment sales were $182 for the fiscal year ended July 30, 2005. Approximately $24,704 of Medical Systems Group assets are located in Italy.

	MEDICAL	POWER
FISCAL YEAR ENDED	SYSTEMS	CONVERSION
JULY 31, 2004	GROUP	GROUP	OTHER	TOTAL
Net sales to external customers	$70,752	$13,075	$—	$83,827
Cost of sales	53,392	9,120	—	62,512

Gross margin	17,360	3,955	—	21,315

Selling, general and administrative	10,388	2,310	3,209	15,907
Research and development	1,562	—	—	1,562
Litigation settlement costs	—	3,199	453	3,652

Total operating expenses	11,950	5,509	3,662	21,121

Operating income (loss)	$5,410	$(1,554)	$(3,662)	194

Interest expense				(1,796)
Other income				123

Loss before income taxes and minority interest				$(1,479)

Depreciation	$879	$311	$169	$1,359
Amortization	66	—	—	66
Segment assets	37,308	6,161	5,792	49,261
Expenditures for segment assets	440	75	2	517
Segment assets for the other segment include $4,369 of assets attributable to the discontinued operation at net realizable value.
Inter-segment sales were $28 for the fiscal year ended July 31, 2004. Approximately $29,375 of Medical Systems Group assets are located in Italy.
MAJOR CUSTOMERS AND EXPORT SALES — During fiscal years 2006, 2005 and 2004, no one customer accounted for more than 10% of the Company’s consolidated net sales.
Foreign sales were 64%, 54% and 54% of the Company’s consolidated net sales in fiscal years ended July 29, 2006, July 30, 2005, and July 31, 2004, respectively. Net sales by geographic areas were:

	JULY 29, 2006		JULY 30, 2005		JULY 31, 2004
United States / Canada	$30,137	36%	$39,282	46%	$38,186	46%
Europe	37,078	45%	32,571	38%	24,192	29%
Far East	6,298	8%	8,819	11%	7,941	9%
Mexico, Central and South America	6,750	8%	1,976	2%	10,705	13%
Africa, Middle East and Australia	2,751	3%	2,224	3%	2,803	3%

	$83,014	100%	$84,872	100%	$83,827	100%

Revenues are attributable to geographic areas based on the location of the customers.
11. SHAREHOLDERS’ EQUITY
COMPREHENSIVE INCOME (LOSS) — The components of comprehensive income (loss) are as follows:

	FOREIGN CURRENCY	ACCUMULATED
	TRANSLATION	UNFUNDED OBLIGATION
	GAINS/(LOSSES)	FOR PENSION TRUST	TOTAL
Balance as of July 31, 2004	1,209	(417)	792
Net change	241	417	658

Balance as of July 30, 2005	1,450	—	1,450
Net change	160	—	160

Balance as of July 29, 2006	$1,610	$—	$1,610

STOCK BUY-BACK PROGRAM — In September 2000, the Board of Directors approved an additional repurchase of $3,000 of the Company’s common stock bringing the total authorized to $7,500. The Company has not purchased any shares under this program since fiscal 2001, when 11,500 shares were purchased for $108. As of July 29, 2006, 489,806 shares had been purchased by the Company for $4,502 under this Stock Buy-Back Program. These shares are included in Treasury Shares on the accompanying Balance Sheet.
PROPOSAL TO INCREASE AUTHORIZED SHARES — The Company has scheduled a Special Meeting of Shareholders on November 17, 2006 to vote on a proposal to increase the authorized number of shares of Common Stock from 20,000,000 to 50,000,000 shares in order to have a sufficient number of shares of Common Stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentive to employees, officers or directors, stock splits or similar transactions. Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.
STOCK OPTION PLAN AND WARRANTS – Effective July 31, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123 (R), the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123 (R), applying the “modified prospective method,” as elected by the Company requires the Company to value stock options prior to its adoption of SFAS 123 (R) under the fair value method and expense these amounts over the remaining vesting period of the stock options. The fair values of the fiscal year 2006 grants were determined by using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 62%, risk free interest rate from 4.74% to 4.93% and the assumption that no dividends will be paid. SFAS 123 (R) requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company has reduced its fiscal year 2006 expense by the assumed forfeiture rate and will evaluate experience against this forfeiture rate going forward.
The Company has a stock option plan under which a total of 3,874,293 options to purchase common stock may be granted. Substantially all of the options granted under this Plan provide for graded vesting and vest generally at a rate of 25% per year beginning with the date of grant, expiring ten to fifteen years from the date they are granted. The option price per share is approved by the Board of Directors. All options to date have been granted at the fair market value of the Company’s stock at the date of grant. No options can be granted under this plan subsequent to December 31, 2009.
In December 2000, the Board of Directors approved an extension of time to exercise for all stock option holders. The extension covers all options whose term would have expired during the period from the stock de-listing date up to the date that the shares become re-listed on a national exchange. This extension grants those stock option holders a period of six months from the date of re-listing to exercise vested options which may have otherwise expired without the extension. Options that otherwise expired due to termination of employment for cause were not effected by this extension During Fiscal 2005, the plan was modified to remove this extension provision from options granted after January 2005. The majority of the Company’s stock options have a 10 year term, however, due to uncertainty regarding the duration of this extension, the Company cannot calculate the weighted average remaining contractual term of outstanding or vested options.
OPTION ACTIVITY
The following stock option information is as of:

	JULY 29, 2006		JULY 30, 2005		JULY 31, 2004
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	SHARES	EXERCISE	SHARES	EXERCISE	SHARES	EXERCISE
	OUTSTANDING	PRICE	OUTSTANDING	PRICE	OUTSTANDING	PRICE
Granted and outstanding, beginning of year	1,662,494	$3.81	2,133,415	$3.15	2,116,815	$3.12
Granted	100,000	2.66	150,000	2.70	110,000	2.10
Exercised	(99,000)	2.09	(248,420)	1.12	(2,500)	1.00
Cancelled and forfeited	(117,498)	2.56	(372,501)	1.41	(90,900)	2.65

Outstanding at end of year	1,545,996	3.93	1,662,494	3.81	2,133,415	3.15

Exercisable at end of year	1,477,243	4.00	1,508,742	3.92	1,913,415	3.21
As mentioned above, due to an extension of exercise time granted to option holders that has an uncertain term, the Company is unable to calculate the weighted average contractual term of the above options.

		PCT OF		PCT OF		PCT OF
		SHARES		SHARES		SHARES
	SHARES	GRANTED	SHARES	GRANTED	SHARES	GRANTED
Granted to officers	100,000	100%	100,000	67%	50,000	45%

As of July 29, 2006 the distribution of stock option exercise prices is as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
EXERCISE	NUMBER OF	EXERCISE	SHARES	EXERCISE
PRICE RANGE	OPTION SHARES	PRICE	EXERCISABLE	PRICE
$1.00 - $3.34	855,288	$1.76	786,535	$1.71
$4.00 - $6.60	313,256	4.85	313,256	4.85
$7.00 - $7.94	220,775	7.51	220,775	7.51
$8.00 - $10.00	156,677	8.91	156,677	8.91

	1,545,996	$3.93	1,477,243	$4.00

At July 29, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $231. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Subsequent to the adoption of FAS 123R, the Company recognized $141 in compensation expense related to stock options during fiscal 2006. An expense was recognized for the fair value of options granted to non-employees in the amount of $38 in both fiscal years 2005, and 2004. Future compensation expense related to the vesting of options granted in fiscal years 2004 through 2006 is expected to be $76 in 2007, $58 in 2008 and $25 in 2009.
Cash proceeds and intrinsic value related to total stock options exercised are provided in the following table:

YEAR ENDED	JULY 29, 2006	JULY 30, 2005	JULY 31, 2004
Proceeds from stock options exercised	238	277	3
Granted	137	367	4

WARRANTS
On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement agreement entered into by the Company. The motion sought damages in the amount of $1,250 together with interest, costs and disbursements, and a declaration that $2,000 in promissory notes issued as part of the class action settlement are immediately due and payable, as the value of damages due to the Company’s failure to timely complete a registration statement related to the common shares underlying certain warrants granted in the class action settlement. The Company filed opposition to this matter on March 5, 2004. Plaintiffs filed reply papers on March 19, 2004. In addition, the Company filed a registration statement related to the warrant shares on March 23, 2004, and it was declared effective by the SEC on May 7, 2004. In July 2004, in settlement of this matter, Del Global modified the exercise, or “strike,” price of the 1,000,000 warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During the fourth quarter of fiscal 2004, the Company recorded a charge of approximately $500 to litigation settlement costs in recognition of the modification to the warrants and the related legal and professional fees incurred. During fiscal 2006 and 2005, 1,574 and 58,006, respectively, of these warrants were exercised. As of July 29, 2006, 940,370 of these warrants was outstanding.
12. INCOME (LOSS) PER SHARE

	FOR FISCAL YEARS ENDED
	JULY 29, 2006	JULY 30, 2005	JULY 31, 2004
Numerator:
Net income (loss)	$94	$392	$(15,824)
Denominator: Denominator for basic income (loss) per share:
Weighted average shares outstanding	11,244,421	10,490,178	10,333,668
Effect of dilutive securities	832,075	974,540	—

Denominator for diluted income (loss) per share	12,076,496	11,464,718	10,333,688

Income (loss) per basic common share	$0.01	$0.04	$(1.53)

Income (loss) per diluted common share	$0.01	$0.03	$(1.53)

Common shares outstanding for the fiscal years ended July 29, 2006, July 30, 2005 and July 31, 2004, were reduced by 622,770, 622,770 and 643,533 shares of treasury stock, respectively.
The computation of diluted shares outstanding does not include the effect of the assumed conversion of 1,180,389, 545,622 and 2,133,415 for employee stock options outstanding as of July 29, 2006, July 30, 2005 and July 31, 2004, respectively, and 474,113, 428,919 and 1,065,000 warrants to purchase Company common stock for those years because the effect of their assumed conversion would be anti-dilutive.
13. INCOME TAXES
The Company’s consolidated income (loss) from continuing operations before income tax benefit and minority interest for fiscal years 2006, 2005 and 2004 of $2,135, 2,640 and ($1,479) reflects a U.S. pre-tax loss of $1,485, $1,202 and $5,126, respectively, offset by foreign pre-tax net income of $3,620, $3,842, and $3,647 for fiscal years 2006, 2005, and 2004, respectively.
Provision (Benefit) for income taxes consists of the following:

	FOR FISCAL YEARS ENDED
	JULY 29, 2006	JULY 30, 2005	JULY 31, 2004

CURRENT TAX EXPENSE:
Foreign	$1,739	$1,640	$1,250
State and local	35	42	11
DEFERRED PROVISION (BENEFIT):
Federal	—	101	6,552
State and local	—	—	1,144
Foreign	(16)	271	(266)

NET PROVISION	$1,758	$2,054	$8,691

The following is a reconciliation of the statutory Federal and effective income tax rates:

	FOR FISCAL YEARS ENDED
	JULY 29, 2006	JULY 30, 2005	JULY 31, 2004

Statutory Federal Income Tax Rate	34.0%	34.0%	(34.0)%
State Tax (Benefit), less Federal tax effect	0.4%	6.2%	64.3%
Foreign	5.6%	72.4%	27.1%
Valuation Allowance	28.2%	(34.8)%	432.4%
Provision for undistributed earnings of foreign subsidiary	14.2%	—	—
Fines & Penalties	—	—	73.8%
Other	—	—	23.9%

Effective tax rate	82.4%	77.8%	587.5%

Deferred income tax assets (liabilities) are comprised of the following:

	JULY 29, 2006	JULY 30, 2005

Deferred income tax assets:
Federal net operating loss carry forward	$15,602	$14,736
Foreign deferred tax assets	1,159	41
State tax credits and operating loss carry forwards	639	3,071
Reserve for inventory obsolescence	644	628
Allowances and reserves not currently deductible	490	1,382
Amortization	197	86
Stock based compensation	315	—

Gross deferred income tax assets	19,046	20,744
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiary	(302)	—
Other	(129)	(127)

Gross deferred income tax liabilities	(431)	(127)
Less: valuation allowance	(17,758)	(19,776)

Net deferred income tax assets	$857	$841

Deferred income tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	JULY 30, 2005	JULY 30, 2004

Deferred tax assets — non-current	$1,159	$841
Deferred tax liabilities — non-current	(302)	—

	$857	$841

DEFERRED INCOME TAX ASSET
Deferred income tax assets and liabilities represent the effects of the differences between the income tax basis and financial reporting basis of the assets and liabilities at the tax rates expected at the time the deferred tax liability or asset is expected to be settled or realized.
The Company recorded valuation allowances of $17,758 and $19,776 as of July 29, 2006 and July 30, 2005, respectively, against all U.S. current and long-term deferred tax assets. The reduction in the fiscal 2006 valuation allowance of $2,018 was due to a decrease in the net deferred tax assets during the year. In evaluating the Company’s ability to recover its deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results, the existence of cumulative losses in its U.S. operations, and other factors that together make it more likely than not that the Company’s deferred tax assets are not presently expected to be realized. Changes in valuation allowances from period to period are included in the income tax provision in the period of change. The valuation recorded is the estimate of the amount of deferred tax assets that more likely than not will not be realized. As of July 29, 2006 and July 30, 2005, the accumulated allowance covers all U.S. domestic current and long-term deferred income tax assets.
The Company had federal and state net operating losses as of July 29, 2006 of approximately $45,888 and $20,857, respectively. These loss carry forwards will expire at various dates through 2026. For foreign tax purposes, our Villa subsidiary has utilized all of its available net operating loss carry forwards.
We recorded a tax provision with respect to Villa’s income in all periods presented and anticipate it is more likely than not that the remaining deferred tax asset which relates to Villa will be utilized against its future operating profits. We have also concluded that, given our history of receiving dividends from Villa, we could no longer assume that the income of Villa would be permanently reinvested. As required by SFAS 109, we recorded a deferred tax liability related to the undistributed earnings of Villa. However, we can make no assurances that Villa will generate profits in the future or that future dividends will be received.

14. COMMITMENTS AND CONTINGENCIES
a.	EMPLOYMENT MATTERS — The Company had an employment agreement with Samuel Park, the previous Chief Executive Officer (“CEO”), for the period May 1, 2001 to April 30, 2004. The employment agreement provided for certain payments in the event of a change in the control of the Company.

On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $200 during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

The Company’s Board of Directors, elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and its former CEO, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. It is not possible to predict the outcome of these claims. However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future. The Company has not recorded an accrual for any potential settlements of this claim as it has no basis upon which to estimate either the outcome or amount of loss.

In July 2006 the Company signed a separation agreement with Walter Schneider the President and CEO who replaced Mr. Park. Terms of the separation agreement provides for the payment of Mr. Schneider’s annual salary of $300 over a one year period and provided for the continuation of medical benefits to Mr. Schneider at his then current contribution and coverage levels. In July 2006 the Company recorded a charge of $307 to accrue the future amounts payable to Mr. Schneider under this agreement.
     On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical. In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil. On September 13, 2006, the Court heard oral argument on defendants’ motion requesting summary judgment dismissing the third-amended complaint. Defendants’ request for summary judgment dismissing the entirety of the third-amended complaint was not granted, and a jury trial of the action is scheduled to commence on November 13, 2006. The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims. Mr. Moeller is seeking $1,931 in damages consisting of income loss, including salary and benefits, and the present value of his lost income and benefits in the future after lump sum tax adjustments. The Company has not recorded an accrual for any potential settlements of this claim as it has no basis upon which to estimate either the outcome or amount of loss.
b.	LEASE COMMITMENTS — The Company leases facilities for its corporate offices and manufacturing operations with expiration dates ranging from 2004 through 2008. In addition, the Company has various office equipment and auto leases accounted for as operating leases. The future minimum annual lease commitments as of July 29, 2006 are as follows:

FISCAL YEARS	AMOUNT
2007	$419
2008	198
2009	5
2010	—
2011	—

Total	$622

     Rent expense for fiscal years 2006, 2005, and 2004 was $300, $336 and $385, respectively.
c.	OTHER LEGAL MATTERS — In addition, the Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements

15. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     YEAR ENDED JULY 29, 2006:

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$16,239	$21,994	$20,804	$23,977
Gross margin	$3,735	$5,214	$4,502	$5,907
Income (loss) from continuing operations	$(483)	$(60)	$(73)	$885
Discontinued operation	$—	$—	$—	$(175)
Net income (loss)	$(483)	$(60)	$(73)	$710
Basic earnings per share Income (loss) from continuing operations	$(0.05)	$(0.01)	$(0.01)	$0.08
Discontinued operation	$0.00	$0.00	$0.00	$(0.01)
Net income (loss) per share	$(0.05)	$(0.01)	$(0.01)	$0.07
Diluted earnings per share Income (loss) from continuing operations	$(0.05)	$(0.01)	$(0.01)	$0.07
Discontinued operation	$0.00	$0.00	$0.00	$(0.01)
Net income (loss) per share	$(0.05)	$(0.01)	$(0.01)	$0.06
     YEAR ENDED JULY 30, 2005:

	QUARTER
	FIRST	SECOND	THIRD	FOURTH (2)
Net sales	$18,758	$26,609	$18,892	$20,613
Gross margin	$4,553	$6,968	$4,801	$5,959
Income (loss) from continuing operations	$48	$368	$(1,031)	$808
Discontinued operation	$199	$—	$—	$—
Net income (loss)	$247	$368	$(1,031)	$808
Basic earnings per share Income (loss) from continuing operations	$0.00	$0.04	$(0.10)	$0.08
Discontinued operation	$0.02	$0.00	$0.00	$0.00
Net income (loss) per share	$0.02	$0.04	$(0.10)	$0.08
Diluted earnings per share Income (loss) from continuing operations	$0.00	$0.03	$(0.10)	$0.07
Discontinued operation	$0.02	$0.00	$0.00	$0.00
Net income (loss) per share	$0.02	$0.03	$(0.10)	$0.07

(2)	Continuing operations for the fourth quarter of fiscal 2005 reflect the non-cash write-off of $492 of pension assets as a result of the Company’s decision to terminate a frozen pension plan related to the Del High Voltage division.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Del Global Technology Corp.
Franklin Park, Illinois
The audits referred to in our report dated October 6, 2006 except for Note 8, which is as of October 25, 2006 relating to the consolidated financial statements of Del Global Technology Corp., as of and for the years ended July 29, 2006 and July 30, 2005, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for the same periods. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended July 29, 2006 and July 30, 2005.
/s/ BDO Seidman, LLP
Valhalla, New York

(3) DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

	BALANCE AT	CHARGED TO
	BEGINNING OF	COSTS AND		BALANCE AT
	YEAR	EXPENSE	DEDUCTIONS (1)	END OF YEAR
YEAR ENDED JULY 29, 2006
Allowance for doubtful accounts	$1,028	$338	$271	$1,095
Allowance for obsolete and excess inventories	3,017	1,050	364	3,703
YEAR ENDED JULY 30, 2005
Allowance for doubtful accounts	$888	$375	$235	$1,028
Allowance for obsolete and excess inventories	2,536	620	139	3,017
YEAR ENDED JULY 31, 2004
Allowance for doubtful accounts	$1,232	$501	$845	$888
Allowance for obsolete and excess inventories	3,847	539	1,850	2,536

(1)	Write-off of accounts receivable and inventories previously charged to costs and expenses.