Form 10-K/A
period 2006-07-29
DEL GLOBAL TECHNOLOGIES CORP
filed 2006-11-22
CIK 27748

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
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

EXPLANATORY NOTE
Del Global Technologies Corp. (“the Company”) is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on October 27, 2006, solely for the purpose of including the information required to be disclosed in Part III thereof.
In addition, we have filed the following exhibits herewith:
31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The names and ages of each director of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each of the directors are set forth below:

Name	Age	All Offices with the Company(1)	Director Since
Gerald M. Czarnecki	66	Director	2003

James R. Henderson	48	Chairman of the Board and Director	2003

General Merrill A. McPeak	70	Director	2005

James A. Risher	64	Director, President and Chief Executive Officer	2005
Gerald M. Czarnecki has been a member of the Company’s Board of Directors since June 3, 2003. He has served as the Chairman of The Deltennium Corporation, a privately held holding company (“Deltennium”), since November 1995. Deltennium operates as a holding company for various operating businesses of which Mr. Czarnecki is the principal stockholder, including Deltennium Capital, Inc., a venture capital firm. Prior to forming Deltennium, Mr. Czarnecki had a broad career as a corporate executive including serving as Chairman & CEO of Honfed Bank, a multi-billion dollar bank; President of UNC Inc., a manufacturing and services company in the aviation industry; and Senior Vice President of Human Resources and Administration of IBM, the world’s largest computer company. Mr. Czarnecki is a frequent speaker and seminar leader on a broad range of corporate governance issues and serves on a number of corporate boards. He has served as a member of the Board of Directors and Chairman of the Audit Committee of State Farm Insurance Companies since 1998; serves as non-executive Chairman of InPractice, Inc.; and serves as a member of the Board of Directors and Lead Director of Software Interational, Inc. He is Chairman of the Board of Directors of the National Association of Corporate Directors, Florida Chapter and is Chairman of The National Leadership Institute, a non-profit organization committed to improving non-profit Leadership and Corporate Governance. Mr. Czarnecki has a B.S. in Economics from Temple University and an M.A. in Economics from Michigan State University.
James R. Henderson has been a member of the Company’s Board of Directors since November 20, 2003 and Chairman of the Board since May 12, 2005. Mr. Henderson has served as a Vice President of Steel Partners, Ltd., a management and advisory company, since March 2002. Mr. Henderson served as a Vice President of Steel Partners Services, Ltd. from August 1999 through March 2002. Mr. Henderson has served as President and Chief Operating Officer of WebFinancial Corporation (“WebFinancial”), which, through its operating subsidiaries, operates in niche banking markets, since November 2003 and as Chief Operating Officer and Director since June 2005. He has also served as a director of the WebBank subsidiary of WebFinancial, an FDIC insured, State of Utah Industrial Loan Corporation since March 2000, as Acting Chief Executive Officer of WebBank

from November 2004 until May 2005 and as Chairman of WebBank since November 2004. He has also served as President of Gateway Industries, Inc., a provider of database development and website design and development services, since December 2001. Mr. Henderson has served as a director of SL Industries, Inc. (“SLI”), a manufacturer and marketer of power and data quality systems and equipment for industrial, medical, aerospace and consumer applications since January 2002. Mr. Henderson has served as a director of BNS Corporation since June 2004. Mr. Henderson served as a director of ECC International Corp., a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operation procedures on military weapons, from December 1999 until September 2003, and as acting Chief Executive Officer from July 2002 until March 2003. From January 2001 to August 2001, Mr. Henderson served as President of MDM Technologies, Inc., a direct mail and marketing company. From 1996 to July 1999, Mr. Henderson was employed in various positions with Aydin Corporation which included a tenure as President and Chief Operating Officer from October 1998 to June 1999. Prior to his employment with Aydin Corporation, Mr. Henderson was employed as an executive with UNISYS Corporation, an e-business solutions provider. Mr. Henderson earned a B.S. in Accounting from the University of Scranton.
General Merrill A. McPeak has been a member of the Company’s Board of Directors since April 27, 2005. General McPeak has served as President of McPeak & Associates, a management consulting firm he founded in 1995. He was Chief of Staff, United States Air Force, from November 1990 to October 1994, when he retired. He is Chairman of the Board of Ethicspoint, Inc. and a director of several other private companies. He also serves as a director of Tektronix, Inc., a manufacturer and marketer of test, measurement and monitoring solutions, Health Sciences Group, Inc., a provider of preventive healthcare alternatives to consumers and medical professionals, GigaBeam Corporation, a supplier of high performance high availability fiber-speed wireless communication, Mathstar, a designer and marketer of specialized semiconductor integrated circuits, and CenterSpan Communications, a provider of communications infrastructure enabling peer-to-peer content exchange. He received a bachelor of arts degree in economics from San Diego State College and a master of science degree in international relations from George Washington University.
James A. Risher has been a member of the Company’s Board of Directors since April 27, 2005. On July 22, 2006, Mr. Risher became the Interim President and CEO of Del Global. On August 31, 2006 Mr. Risher became the President and CEO of the Company. Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998. From February 2001 to May 2002, Mr. Risher served as Chairman and Chief Executive Officer of BlueStar Battery Systems International, Inc., a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets. From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry. He also served as Chairman of Exide from December 1997 to July 1998. Mr. Risher has also been a director of SLI since May 2003 and a director of New Century Equity Holdings Corp., a holding company seeking to acquire a new business, since October 2004.
Audit Committee of the Board of Directors; Identification of Audit Committee Financial Expert.
The Board of Directors has a standing Audit Committee, the members of which are Gerald M. Czarnecki and General Merrill McPeak. The Board of Directors has determined that Mr. Czarnecki is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Although the Company is currently not listed on any exchange, both Mr. Czarnecki and Gen. McPeak are considered to be an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.
Code of Business Conduct and Ethics.
The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer and Principal Accounting Officer. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, http://www.delglobal.com.
Section 16(a) Beneficial Ownership Reporting Compliance.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “Commission”). Such officers, directors and 10% stockholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended July 29, 2006, there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders, except that each of Mr. Risher, Gen. McPeak, Mr. Henderson and Mr. Czarnecki filed one late Form 4 with respect to a stock option grant dated as of June 13, 2006. The Company knows of no failures to file a required Section 16(a) form during the fiscal year ended July 29, 2006.
Additional Executive Officers of the Company Who Are Not Directors.
Mark A. Zorko, 54, has served as our Chief Financial Officer since August 30, 2006. Prior to his appointment as Chief Financial Officer, he has been a CFO Partner at Tatum CFO Partners, LLP, a professional services firm where he has held financial leadership positions with public and private client companies. From 1996 to 1999, Mr. Zorko was Chief Financial Officer and Chief Information Officer for Network Services Co., a privately held distribution company. His prior experience includes Vice President, Chief Financial Officer and Secretary of Comptronix Corporation, a publicly held electronic systems manufacturing company, corporate controller for Zenith Data Systems Corporation, a computer manufacturing and retail electronics company, and finance manager positions with Honeywell, Inc. Mr. Zorko was a senior staff consultant with Arthur Andersen & Co. Mr. Zorko served in the Marine Corps. from 1970 to 1973. He has served as a director of Guardian Technologies International, Inc. since November 2005. Mr. Zorko is on the audit committee for Opportunity Int’l, a microenterprise development organization, and on the operations review committee for St. Alexius Medical Center. Mr. Zorko earned a BS degree in Accounting from The Ohio State University, an MBA from the University of Minnesota, and completed the FEI’s Chief Financial Officer program at Harvard University. He is a certified public accountant and a member of the National Association of Corporate Directors.
Mark A Koch, 48, served as our Treasurer and Principal Accounting Officer from August 24, 2004 and our Secretary from September 17, 2004, until his resignation from all positions held with the Company on October 30, 2006. Prior to his appointment as Treasurer and Principal Accounting Officer, Mr. Koch served as our Corporate Controller and Assistant Secretary since February 2003.

ITEM 11. EXECUTIVE COMPENSATION.
Summary of Cash and Certain Other Compensation.
The current Chief Executive Officer, James A Risher, and the current Chief Financial Officer, Mark A Zorko, became employees of the Company in August 2006 and accordingly are not included in the following table which details compensation for Fiscal 2006 and prior years.
The following Summary Compensation Table sets forth the compensation of Walter Schneider, our former Chief Executive Officer, and our other four most highly compensated executive officers during our fiscal years ended July 29, 2006, July 30, 2005 and July 31, 2004. All of the following executive officers were no longer employed by the Company, as of July 29, 2006, with the exception of Mr. Koch who resigned effective October 30, 2006.
SUMMARY COMPENSATION TABLE

					Long-
					Term
					Compen-
	Annual Compensation				sation
				Other Annual	Securities	All Other
				Compensation	Underlying	Compen-
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	($)(2)	Options	sation ($)
Walter F. Schneider(4)	2006	$300,000	$—	$10,200	—	$—
Former President and Chief	2005	284,181	96,000	10,200	100,000 (8)	—
Executive Officer	2004	269,365	—	10,200	50,000 (5)	—

Mark A Koch(9)	2006	$165,000	$—	$—	$—	$—
Treasurer and Principal	2005	167,366	26,400	—	—	—
Accounting Officer	2004	135,937	0	—	—	—

Thomas V. Gilboy(6)	2006	$—	$—	$—	$—	$—
Former Chief Financial Officer	2005	17,084	—	—	—	140,000	(10)
	2004	206,519	—	—	—	—

Edward Ferris(7)	2006	$—	$—	$—	$—	$—
Former Senior Vice President,	2005	132,998	—	—	—	499,491	(11)
Corporate and Organizational Development	2004	199,149	—	53,250 (3)	—	—

(1)	The figures reported in the bonus column represent amounts earned and accrued for each year.

(2)	The amounts in this column represent payments on behalf of Messrs. Schneider and Ferris related to company apartments for their use. Other than as disclosed herein, the aggregate amount of any perquisites or other personal benefits for any individual executive officer was less than $50,000 or 10% of the total annual salary and bonus for such officer, and is therefore not included in the above table.

(3)	With regard to Mr. Ferris, fiscal year 2004 amounts include an apportionment of reimbursements of part of the calendar year 2004 tax liability related to the use of the company apartments of $21,300.

(4)	Mr. Schneider was hired on September 18, 2000 and was appointed as President, Medical Systems Group on April 22, 2002, with an annual base salary of $220,000. Effective October 10, 2003, Mr. Schneider became President and Chief Executive Officer, positions which he held until July 18, 2006.

(5)	Includes nonqualified stock options granted on October 20, 2003. Such stock options become exercisable immediately with an exercise price of $2.10. They are exercisable through October 20, 2013.

(6)	Mr. Gilboy was hired as Chief Financial Officer on February 27, 2001, at an annual base salary of $180,000. Mr. Gilboy resigned from the Company on August 23, 2004.

(7)	Mr. Ferris was hired as Senior Vice President, Corporate and Organizational Development on July 1, 2002, at an annual base salary of $200,000. Mr. Ferris resigned from the Company on April 1, 2005.

(8)	Includes nonqualified stock options granted on April 27, 2005. Such stock options become exercisable in increments of 25% per year with an exercise price of $2.70. They are exercisable through April 27, 2015.

(9)	Mark A. Koch served as the Company’s Treasurer and Principal Accounting Officer until October 30, 2006.

(10)	Includes $140,000 paid pursuant to a separation agreement and release dated September 1, 2004 with Thomas Gilboy.

(11)	Includes $499,491 paid pursuant to a separation agreement and release dated September 1, 2004 with Edward Ferris.

The following options were granted in the fiscal year ended July 29, 2006 to the executive officers named in the Summary Compensation Table in this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended July 29, 2006.
OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable
	Number of	% of Total Options/			Value at Assumed Annual
	Securities	SARs Granted to	Exercise or Base		Rates of Stock Price
	Underlying	Employees	Price		Appreciation for Option
	Options/SARs	in Fiscal	per Share		Term (3)
Name	Granted #	Year (1)	($/Sh) (2)	Expiration Date	5% ($)	10% ($)
Walter. Schneider	—
Mark A Koch	—
Thomas V. Gilboy	—
Edward Ferris	—

(1)	Options to purchase an aggregate of 50,000 shares of Common Stock were granted to employees during the fiscal year ended July 29, 2006. The foregoing total excludes 50,000 options granted to non-employee directors.

(2)	The exercise price per share of each option was equal to the quoted fair market value of the shares of Common Stock on the date of grant.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% rates represent certain assumed rates of appreciation only, in accordance with the rules of the Commission, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual further performance of the shares of Common Stock, and no gain to the optionee is possible unless the stock price increases over the option term.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number Of Securities		Value Of Unexercised
	Shares		Underlying Unexercised		In-The-Money Options
	Acquired	Value	Options At Fiscal Year-End		At Fiscal Year-End ($)(1)
Name	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Walter F. Schneider	—	—	158,500	—	$97,400	$5,625
Mark A Koch	—	—	10,000	—	—	—
Thomas V. Gilboy	—	—	—	—	—	—
Edward Ferris	—	—	—	—	—	—

(1)	Difference between the fair market value of the underlying Common Stock, $2.70, and the exercise price for in-the-money options on July 29, 2006.
Board compensation consists generally of the following:
•	Each non-employee director will receive an annual retainer of $20,000;

•	Each non-employee director will receive an additional fee of $1,000 per each full length Board meeting attended (with lesser compensation for telephonic meetings, at the discretion of the chair of the Board or committee, as applicable);

•	Each non-employee member of each standing committee will receive a fee of $500 per each full-length committee meeting attended; and $250 for shorter duration committee meetings attended;

•	Chairs of the Board and the various standing committees, excepting the Audit Committee, will receive double meeting fees. In lieu of the foregoing, the Chair of the Audit Committee will receive an additional $1,000 per Audit Committee meeting;

•	In addition to the above meeting fees, the Chairman of the Board receives $750 per each day other than Board meeting days, where he or she spends more than half of such day working at the Company facilities; and

•	Each non-employee member of the Board receives a one-time grant of 25,000 options to purchase the Company’s Common Stock, with an exercise price equal to the fair market value on the date of grant. Effective June 13, 2006, directors receive annual grants of 10,000 options commencing after their first year of service as a director. The Chairman of the Audit Committee receives an additional grant of 2,500 options. The Chairman of the Stock Option and Compensation Committee receives an additional grant of 1,500 options. The Chairman of the Governance and Nominating Committee receives an additional grant of 1,000 options (as long as such person is not the Chair of any other committee of the Board). The Chairman of the Board receives an additional grant of 5,000 options.
From July 30, 2005 through July 29, 2006, non-employee directors were paid quarterly retainers, at a rate of $16,000 per annum for serving on the Board of Directors. Directors who are also Company employees receive no compensation for serving as directors.

EMPLOYMENT AGREEMENTS.
Separation Agreements with Certain Former Executive Officers.
Walter F. Schneider and Mark A. Koch
Walter F. Schneider served as the Company’s Chief Executive Officer until July 18, 2006.
Mark A. Koch served as the Company’s Treasurer and Principal Accounting Officer until October 30, 2006.
On July 18, 2006, Walter F. Schneider voluntarily resigned as President and Chief Executive Officer of the Company, as well as a director of the Company, effective July 21, 2006. On July 24, 2006, the Company entered into a Separation Agreement and General Release dated as July 24, 2006, (the “Schneider Separation Agreement”) with Mr. Schneider. This summary of the Schneider Separation Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the actual text of such agreement. The Schneider Separation Agreement was filed as Exhibit 99.01 to Company’s Current Report on Form 8-K filed on July 24, 2006. The Schneider Separation Agreement provides for a payment of one (1) year’s base salary payable pro-rata over 12 months by the Company to Mr. Schneider; provided, however, that in the event the Company sells any of its assets for cash and such sale results in net cash proceeds to the Company of at least $5.0 million, then the Company shall pay to Mr. Schneider any balance outstanding of the severance payment within ten (10) days after receipt by the Company of such net cash proceeds from such asset sale. Mr. Schneider agreed to release and discharge the Company, as more fully described in the Schneider Separation Agreement.
The Schneider Separation Agreement supersedes a certain former Severance Benefits Agreement, dated May 23, 2005, between the Company and Mr. Schneider except that the terms and conditions of Article IV of the former Severance Benefits Agreement which concern obligations with respect to Company confidential information and trade secrets, survive and remain in full force and effect.
The Company entered into a Separation Agreement and General Release dated as of September 7, 2006, (the “Koch Separation Agreement”) with Mark A. Koch, the Company’s former Principal Accounting Officer. This summary of the Koch Separation Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the actual text of such agreement. The Koch Separation Agreement was filed as Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on September 7, 2006. The Koch Separation Agreement provides that Mr. Koch’s last day of employment with the Company will be the first business day following the filing by the Company with the SEC of its Annual Report on Form 10-K for the fiscal year ending July 29, 2006, but in no event later than November 30, 2006, unless mutually agreed in writing by the parties (the “Termination Date”). The Separation Agreement also provides for a payment of one (1) year’s base salary payable pro-rata over 12 months by the Company to Mr. Koch commencing with the first pay-day following the Termination Date; provided, however, that in the event the Company sells any of its assets or the assets of any of its U.S. Subsidiaries for cash and such sale results in net cash proceeds to the Company of at least $5.0 million, then the Company shall pay to Mr. Koch any balance outstanding of the severance payment within ten (10) days after receipt by the Company of such net cash proceeds from such asset sale. Mr. Koch agreed to release and discharge the Company, as more fully described in the Koch Separation Agreement. Pursuant to the Koch Separation Agreement, Mr. Koch’s last day of employment with the Company was October 30, 2006.
The Koch Separation Agreement supersedes a certain former Severance Benefits Agreement, dated May 23, 2005, between the Company and Mr. Koch, except that the terms and conditions of Article IV of the former Severance Benefits Agreement which concern obligations with respect to Company confidential information and trade secrets, survive and remain in full force and effect.
Compensation Committee Interlocks and Insider Participation.
The Compensation Committee consists of Merrill A. McPeak as Chairman, James A. Risher and James R. Henderson. Other than Mr. Risher, who was appointed Interim Chief Executive Officer on July 22, 2006, none of these individuals was at any time during the fiscal year ended July 29, 2006 or at any other time one of our officers or employees. None of our executive officers serves as a member of the board of directors or the compensation committee of any other entity which has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EQUITY COMPENSATION PLAN INFORMATION.
The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2006:

	Number of		Number of
	Securities to be		Securities
	Issued Upon		Remaining Available
	Exercise of	Weighted-Average	for Future Issuance
	Outstanding	Exercise Price of	Under Equity
	Options, Warrants	Outstanding Options,	Compensation
Plan Category	and Rights	Warrants and Rights	Plans(1)
Equity compensation plans approved by security holders:
Stock Option Plan	1,545,996	$3.93	425,002

Equity compensation plans not approved by security holders:
Warrants issued in settlement of class action lawsuit(2)	940,370	$1.50	Not applicable

(1)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Pursuant to our class action settlement with our shareholders concerning allegations that the Company had violated federal Securities laws, we issued 2.5 million shares of our Common Stock and one million warrants to purchase our Common Stock at $2.00 per share. The issuance of these securities was pursuant to a court order issued in connection with the settlement of this class action lawsuit in January 2002, and therefore was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a) (10) thereof. These warrants were originally set to expire in March 2008. In a motion filed in February 2004, a plaintiff class claimed damages due to Del Global’s failure to timely complete a registration statement for the shares of Common Stock issuable upon exercise of these warrants. The class sought damages of $1.25 million together with interest and costs, and a declaration that $2 million in subordinated notes issued as part of the 2002 class action settlement were immediately due and payable. In settlement of this matter, Del Global modified the exercise, or “strike,” price of the warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at November 5, 2006 by each person or entity (including any “Group” as such term is used in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock. The percentage ownership of each beneficial owner is based upon 11,660,524 shares of Common Stock issued and outstanding as of November 5, 2006, plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity. The information presented in this table is based upon the most recent filings with the Commission by such persons or upon information otherwise provided by such persons to the Company. Unless otherwise indicated, the address for each beneficial holder is 11550 West King Street, Franklin Park, Illinois 60131.

Name and address	Amount and nature of
of beneficial owner	beneficial ownership(1)	Percent of Class
Benson Associates LLC 111 SW 5th, Suite 2130 Portland, OR 97204	1,159,163(2)		9.9%

Royce & Associates LLC 1414 Avenue of the Americas New York, NY 10019	501,810(3)		4.3%

Warren G. Lichtenstein c/o Steel Partners II, L.P. 590 Madison Avenue 32nd Floor New York, NY 10022	1,867,062(4)		16.0%

Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94104	1,494,028(5)		12.8%

Wellington Management Co. LLP 75 State Street Boston, MA 02109	991,481(6)		8.5%

Samuel P. Sporn c/o Schoengold & Sporn, P.C. 19 Fulton Street, Suite 406 New York, NY 10038	1,166,666(7)	10.0	%(7)

(1)	unless otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown as beneficially owned by him or it.

(2)	According to information contained in a Schedule 13G/A dated March 5, 2003, Benson Associates, LLC (“Benson”), an investment advisor registered under the Investment Advisors Act of 1940 (“Investment Act”), is the beneficial owner of 1,159,163 shares of Common Stock. In its role as investment advisor, Benson has sole power to vote and dispose of the shares of Common Stock but disclaims beneficial ownership of such shares owned by it in a fiduciary capacity.

(3)	According to information contained in Amendment No. 4 to a Schedule 13G dated February 9, 2006 Royce & Associates, LLC (“Royce”), an investment advisor registered under the Investment Act, is the beneficial owner of 501,810 shares of Common Stock. In its role as investment advisor, Royce has sole power to vote and dispose of the shares of Common Stock owned by Royce.

(4)	According to information contained in a Form 4 dated April 22, 2005, Steel Partners II, L.P., a Delaware limited partnership (“Steel Partners”), Warren G. Lichtenstein, and Steel Partners, LLC, a Delaware limited liability corporation (“Partners LLC”) collectively is the beneficial owner of 1,838,416 shares of our Common Stock. Partners LLC is the general partner of Steel Partners. Mr. Lichtenstein is the sole executive officer and managing member of Partners LLC. By virtue of his positions with Steel Partners and Partners LLC, Mr. Lichtenstein has the sole power to vote and dispose of the 1,838,416 shares of our Common Stock owned by Steel Partners and Partners LLC. According to information contained in an amendment to Schedule 13D filed on a Schedule 13D/A dated October 16, 2003 filed jointly by Steel Partners, Mr. Lichtenstein and WebFinancial Corporation, a Delaware corporation (“WebFinancial”), (collectively, the “Group”), WebFinancial has sole power to vote and dispose of 28,646 shares of our Common Stock. Mr. Lichtenstein is also the Chief Executive Officer and director of WebFinancial Corporation. Mr. Lichtenstein disclaims beneficial ownership of the 28,646 shares owned by WebFinancial.

(5)	According to information contained in Amendment No. 4 on a Schedule 13G dated January 26, 2006, Wells Fargo & Company (“Wells Fargo”), the parent company of Wells Capital Management Incorporated (“Wells Capital”), an investment adviser registered under the Investment Act, may be deemed the beneficial owner of 1,494,028 shares of Common Stock of the Company. Clients of Wells Capital are the owners of record of the shares held by Wells Capital. Accordingly, in its role as investment advisor, Wells Capital has sole power to vote as to 1,372,228 shares of our Common Stock and sole power to dispose of 1,491,655 shares of our Common Stock and shared power to dispose of 2,373 shares of our Common Stock

6)	According to information contained in Amendment No. 5 to a Schedule 13G dated February 14, 2006, Wellington Management Company, LLP (“Wellington”), an investment advisor registered under the Investment Act, may be deemed the beneficial owner of 991,481 shares of Common Stock of the Company. Clients of Wellington are the owners of record of the shares held by Wellington. Accordingly, in its role as investment advisor, Wellington has shared power to vote as to 568,955 of our Common Stock and shared power to dispose of all 991,481 shares of our Common Stock owned by Wellington.

(7)	According to public record, as described below, Mr. Sporn beneficially owns 1,166,666 shares. However, the Company believes that Mr. Sporn has sold all or a significant portion of these shares and has not filed a report of such sale with the Commission.

According to information contained in a Schedule 13D dated January 21, 2003, Schoengold & Sporn, P.C. (“Schoengold”), a New York professional corporation, engaged in the practice of law, may be deemed the beneficial owner of 833,333 shares of Common Stock. Messrs. Samuel P. Sporn, Joel P. Laitman and Christopher Lometti are attorneys with Schoengold. None of Messrs. Sporn, Laitman or Lometti beneficially own any shares or have individual power to vote or dispose or direct the disposition of the shares of our Common Stock owned by Schoengold. Accordingly, Schoengold has sole power to direct the vote and sole power to dispose or direct the disposition of the shares of our Common Stock owned by Schoengold. The beneficial ownership of Schoengold also includes a warrant to purchase 333,333 shares of our Common Stock.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT.
     The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at November 5, 2006 by (i) each director; (ii) each executive officer of the Company and (iii) by all directors and executive officers of the Company as a group. The percentage ownership of each beneficial owner is based upon 11,660,524 shares of Common Stock issued and outstanding as of November 5, 2006, plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity. The information presented in this table is based upon the most recent filings with the Commission by such persons or upon information otherwise provided by such persons to the Company. Unless otherwise indicated, the address for each beneficial holder is 11550 West King Street, Franklin Park, Illinois 60131.

	Amount and nature of
Name and address of beneficial owner	beneficial ownership(1)		Percent of Class
Walter F. Schneider(4)	133,500	(2)	1.1%
Mark A Koch.(5)	12,500	(2)	*
Mark A. Zorko	15,000	(2)	*
Gerald M. Czarnecki	39,725		*
James A. Risher	15,000	(2)	*
James R. Henderson	35,250	(2)(3)	*
Merrill McPeak	30,375	(2)	*
Edgar J. Smith, Jr.(6)	29,300	(2)	*
All Directors and Named Executive Officers as a group (8 persons)	310,650	(2)	2.6%

*	Represents less than 1% of the outstanding shares of our Common Stock

(1)	Unless otherwise noted, each director and executive officer has sole voting and investment power with respect to the shares shown as beneficially owned by him.

(2)	Includes shares of our Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of November 5, 2006, in the following amounts: Mark A. Zorko — 15,000, Walter F. Schneider — 133,500, Mark A. Koch — 10,000, James A. Risher — 15,000, Edgar J. Smith, Jr. — 25,000, Gerald M. Czarnecki — 28,125, Merrill A. McPeak —15,375 and James R. Henderson — 35,250.

(3)	Mr. Henderson is a Vice President of Steel Partners, Ltd., an entity of which Warren G. Lichtenstein is an affiliate by virtue of his ownership of Steel Partners, Ltd. directly and through Steel Partners II, L.P. (collectively, the “Group”), and Mr. Henderson is also the President and Chief Operating Officer of WebFinancial. Mr. Henderson disclaims beneficial ownership of the 1,838,416 shares of our Common Stock collectively owned by the Group and the 28,646 shares of our Common Stock owned by WebFinancial.

(4)	Mr. Schneider resigned as Chief Executive Officer of the Company, effective July 18, 2006, and resigned from the Company’s Board of Directors, effective July 21, 2006.

(5)	Mr. Koch resigned as Treasurer and Principal Accounting Officer, effective October 30 2006.

(6)	Mr. Smith, Jr. resigned from the Company’s Board of Directors, effective May 3, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Not applicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended July 29, 2006 and July 30, 2005 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years were $277,000, and $250,000, respectively.
Audit-Related Fees There were no fees billed by BDO Seidman, LLP for Audit-Related services for the fiscal years ended July 29, 2006 and July 30, 2005.
Tax Fees The aggregate fees billed by BDO Seidman, LLP for tax services for the fiscal years ended July 29, 2006 and July 30, 2005 were $139,737 and $78,445, respectively. In both fiscal years, these fees related to tax planning and consulting work.
All Other Fees There were no fees for other professional services rendered during the fiscal years ended July 29, 2006 or July 30, 2005.
The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services. Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Audit Committee has approved all fees and advised us that it has determined that the non-audit services rendered by BDO Seidman, LLP during our most recent fiscal year are compatible with maintaining the independence of such auditors.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.	Financial Statements

Not Applicable

2.	Financial Statement Schedules

Not applicable
Exhibits The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
2.1	Stock Purchase Agreement (related to the acquisition of Villa Sistemi Medicali S.p.A.) dated as of December 28, 1999. Filed as Exhibit 2.1 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

2.2	Asset Purchase Agreement dated as of October 1, 2004 by and between Spellman High Voltage Electronics Corporation and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed October 7, 2004 and incorporated herein by reference.

3.1	Certificate of Incorporation dated October 25, 1954. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation dated January 26, 1957. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation dated July 12, 1960. Filed as Exhibit to Del Electronics Corp. Registration Statement on Form S-1 (No. 2-16839) and incorporated herein by reference.

3.4	Certificate of Amendment of Certificate of Incorporation dated March 18, 1985. Filed as Exhibit 3.5 to Del Electronics Corp. Form 10-K for the year ended August 2, 1989 and incorporated herein by reference.

3.5	Certificate of Amendment of Certificate of Incorporation dated January 19, 1989. Filed as Exhibit 4.5 to Del Electronics Corp. Form S-3 (No. 33-30446) filed August 10, 1989 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
3.6	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp., dated February 5, 1991. Filed with Del Electronics Corp. Proxy Statement dated January 22, 1991 and incorporated herein by reference.

3.7	Certificate of Amendment of the Certificate of Incorporation of Del Electronics Corp. dated February 14, 1996. Filed as Exhibit 3.6 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 1, 1998 and incorporated herein by reference.

3.8	Certificate of Amendment of Certificate of Incorporation of Del Global Technologies Corp. dated February 13, 1997. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended February 1, 1997 and incorporated herein by reference.

3.9	Amended and Restated By-Laws of Del Global Technologies Corp. Filed as Exhibit 3.1 to Current Report on Form 8-K dated September 5, 2001 and incorporated herein by reference.

3.10	Amendment No. 1 to the Amended and Restated By-Laws of Del Global Technologies Corp. dated July 17, 2003. Filed as Exhibit 3.01 to Current Report on Form 8-K dated July 30, 2003 and incorporated herein by reference.

4.1	INTENTIONALLY OMITTED.

4.2	INTENTIONALLY OMITTED.

4.8	Warrant Certificate of Laurence Hirschhorn. Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.9	Warrant Certificate of Steven Anreder. Filed as Exhibit 4.2 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.10	Warrant Certificate of UBS Capital S.p.A. dated as of December 28, 1999. Filed as Exhibit 4 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended January 29, 2000 and incorporated herein by reference.

4.11*	Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000). Filed as Exhibit 4.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

4.12*	Stock Purchase Plan. Filed as Exhibit 4.9 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
4.13*	Option Agreement, substantially in the form used in connection with options granted under the Plan. Filed as Exhibit 4.8 to Del Electronics Corp. Annual Report on Form 10-K for the year ended July 29, 1989 and incorporated herein by reference.

4.14*	Option Agreement dated as of December 28, 1999. Filed as Exhibit 4.2 to Del Global Technologies Corp. Current Report on Form 8-K dated May 4, 2000 and incorporated herein by reference.

4.15	Warrant Agreement substantially in the form used for 1,000,000 warrants issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002. Filed as Exhibit 10.12 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

4.16*	Amendment No. 1 dated July 17, 2003 to the Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000). Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 and incorporated herein by reference.

4.17*	Amendment No. 2 dated July 7, 2005 to the Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000 and July 17, 2003). Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K dated July 7, 2005 and incorporated herein by reference.

4.18	Stock Purchase Agreement dated as of December 22, 2005 by and among Del Global Technologies Corp. and Mr. Giuseppe Carmelo Ammendola, Mr. Emilio Bruschi, Mr. Roberto Daglio and Mr. Luigi Emmanuele Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed December 28, 2005 and incorporated herein by reference.

10.2	INTENTIONALLY OMITTED.

10.3	INTENTIONALLY OMITTED.

10.4	INTENTIONALLY OMITTED.

10.5	INTENTIONALLY OMITTED.

10.6	INTENTIONALLY OMITTED.

10.7	Lease Agreement dated April 7, 1992 between Messenger Realty and Del Electronics Corp. Filed as Exhibit 6(a) to Del Electronics Corp. Quarterly Report on Form 10-Q for the quarter ended May 2, 1992 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.8	Lease and Guaranty of Lease dated May 25, 1994 between Leshow Enterprises and Bertan High Voltage Corp. Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

10.9	Lease dated January 4, 1993 between Curto Reynolds Oelerich Inc. and Del Medical Imaging Corp. (formerly knows as Gendex-Del Medical Imaging Corp.). Filed as Exhibit 10.21 to the Del Global Technologies Corp. Registration Statement on Form S-2 (No. 333-2991) dated April 30, 1997 and incorporated herein by reference.

10.10	Loan and Security Agreement dated June 10, 2002, in the principal amount of $10,000,000, between Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

10.11	Subordinated Promissory Note substantially in the form used for a total principal amount of $2 million issued in connection with the settlement of the Class Action Lawsuit on January 29, 2002. Filed as Exhibit 10.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.12	INTENTIONALLY OMITTED.

10.13*	Executive Employment Agreement dated May 1, 2001, by and between Del Global Technologies Corp. and Samuel E. Park. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed on August 1, 2001 and incorporated herein by reference.

10.14*	Change of Control Agreement substantially in the form used by the Company for the current executive officers as named in Item 11, except for Samuel E. Park (see Exhibit 10.13). Filed as Exhibit 10.14 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.15	Extension and Modification Agreement (lease agreement) dated as of July 30, 2002 between Praedium II Valhalla LLC and Del Global Technologies Corp. Filed as Exhibit 10.15 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.16	Grant Decree No. 0213 between the Ministry of Industry, Trade and Handicrafts and Villa Sistemi Medicali S.p.A. dated September 6, 1995. Filed as Exhibit 10.16 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.17	Financial Property Lease Contract no. 21136 dated March 30, 2000 between ING Lease (Italia) S.p.A. and Villa Sistemi Medicali S.p.A. Filed as Exhibit 10.17 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.18	Declaration of Final Obligation between the Ministry of Productive Industry and Villa Sistemi Medicali S.p.A. dated May 6, 2002. Filed as Exhibit 10.18 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.19	Private Contract between Banca Mediocredito S.p.A and Villa Sistemi Medicali S.p.A. dated November 4, 1998 in the principal amount of 3 billion Lire. Filed as Exhibit 10.19 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.20*	Change of Control Agreement as approved by the Board of Directors on October 24, 2002, substantially in the form used by its current executive officers (in the case of Walter F. Schneider, as amended pursuant to Exhibit 10.22 hereof). Filed as Exhibit 10.20 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.21	Waiver and First Amendment to Loan and Security Agreement dated as of November 1, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed on November 4, 2002 and incorporated herein by reference.

10.22	Second Amendment to the Loan and Security Agreement dated December 17, 2002 among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation. Filed as Exhibit 10.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended November 2, 2002 and incorporated herein by reference.

10.23	Settlement Agreement and Release dated March 10, 2003 by and between Del Global Technologies Corp. and its affiliates, subsidiaries, present and former directors, officers, agents, accountants, attorneys, stockholders, predecessors and the agents and attorneys of its present and former directors, and Leonard A. Trugman and each of his heirs, administrators, liquidators, executors, successors, and assigns. Filed as Exhibit 10.22 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarter ended February 1, 2003 and incorporated herein by reference.

10.24	Separation Agreement and General Release of Claims dated April 9, 2003, by and between James M. Tiernan and Del Global Technologies Corp. Filed as Exhibit

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
99.01 to Del Global Technologies Corp. Amendment to Current Report on Form 8-K/A filed on April 23, 2003 and incorporated herein by reference.

10.25	Separation Agreement and General Release of Claims dated April 9, 2003, by and between David Michael, David Michael & Co., P.C. and Del Global Technologies Corp. Filed as Exhibit 99.02 to Del Global Technologies Corp. Amendment to Current Report on Form 8-K/A filed on April 23, 2003 and incorporated herein by reference.

10.26	Form of Indemnification Agreement. Filed as Exhibit 10.22 to Del Global Technologies Corp. Amendment #1 to Registration Statement on Form S-1/A, filed on May 1, 2003 and incorporated herein by reference.

10.27	Amendment to Executive Employment Agreement dated May 28, 2003 by and between Del Global Technologies Corp. and Samuel E. Park. Filed as Exhibit 10.23 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 and incorporated herein by reference.

10.28	Amendment dated October 10, 2003 to Change of Control Agreement for Walter F. Schneider filed as Exhibit 10.28 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 2, 2003 and incorporated herein by reference.

10.29	Waiver and Third Amendment to the Loan and Security Agreement dated as of October 30, 2003, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and Transamerica Business Capital Corporation filed as Exhibit 10.29 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 2, 2003 and incorporated herein by reference.

10.30	Waiver, Consent and Fourth Amendment to the Loan and Security Agreement dated as of March 12, 2004, by and among Del Global Technologies Corp. and General Electric Capital Corporation, as successor by assignment to Transamerica Business Corporation. Filed as Exhibit 10.30 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004 and incorporated herein by reference.

10.31*	Letter Agreement dated as of February 10, 2003 between Mark Koch and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed August 27, 2004 and incorporated herein by reference.

10.32	Non-Competition Agreement dated as of September 8, 2004 by and between Del Global Technologies Corp. and Walter F. Schneider. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 10, 2004 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.33	Separation Agreement and Release dated as of September 1, 2004 between Del Global Technologies Corp. and Thomas V. Gilboy. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 15, 2004 and incorporated herein by reference.

10.34	Amendment No. 1 dated as of September 15, 2004 to the Letter Agreement dated February 10, 2003 between Mark Koch and Del Global Technologies Corp. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 20, 2004 and incorporated herein by reference.

10.35	Loan Agreement dated as of September 23, 2004 between Del Global Technologies Corp. (“Del Global”) and Villa Sistemi Medicali S.p.A., a subsidiary of Del Global. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 28, 2004 and incorporated herein by reference.

10.36	Waiver, Consent and Fifth Amendment to the Loan and Security Agreement dated as of September 23, 2004, by and among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and General Electric Capital Corporation, as successor by assignment to Transamerica Business Capital Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed September 28, 2004 and incorporated herein by reference.

10.37	Settlement Agreement dated as of September 30, 2004, by and among the United States of America, on behalf of the Department of Defense, acting through the United States Attorney’s Office for the Eastern District of New York, Del Global Technologies Corp. and RFI Corporation. Current Report on Form 8-K filed October 5, 2004 and incorporated herein by reference.

10.38	Assignment, Assumption and Amendment of Lease dated as of October 1, 2004 among DP 16, LLC, Del Global Technologies Corp. and Spellman High Voltage Electronics Corporation. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed October 7, 2004 and incorporated herein by reference.

10.39	First Amendment to Villa Loan Agreement dated October 22, 2004 between Del Global Technologies Corp and Villa Sistemi Medicali, S.p.A filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed October 26, 2004 and incorporated herein by reference.

10.40	Sixth Amendment to the Loan and Security Agreement dated as of October 25, 2004 by and among Del Global Technologies Corp, Bertan High Voltage Corp, RFI Corporation and Del Medical Imaging Corp (Borrowers) and General Electric Capital Corporation as successor to Transamerica Business Capital Corporation filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed October 26, 2004 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.41	Consent and Seventh Amendment to the Loan and Security Agreement dated as of February 2, 2005, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and GE Business Capital Corporation F/K/A Transamerica Business Capital Corporation filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed February 7, 2005 and incorporated herein by reference.

10.42	Administrative Agreement dated as of April 1, 2005 between Del Global Technologies Corp., RFI Corporation and the Defense Logistics Agency. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed April 5, 2005 and incorporated herein by reference.

10.43	Consent and Eighth Amendment to the Loan and Security Agreement dated as of April 5, 2005, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and GE Business Capital Corporation F/K/A Transamerica Business Capital Corporation filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed April 5, 2005 and incorporated herein by reference.

10.44*	Senior Management Incentive Plan filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed May 3, 2005 and incorporated herein by reference.

10.45*	Severance Benefits Letter Agreement dated as of May 23, 2005 between Del Global Technologies Corp. and Walter F. Schneider. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

10.46*	Severance Benefits Letter Agreement dated as of May 23, 2005 between Del Global Technologies Corp. and Mark A. Koch. Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed May 25, 2005 and incorporated herein by reference.

10.47	Separation Agreement and Release dated as of April 1, 2005 between Del Global Technologies Corp. and Edward Ferris filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed June 6, 2005 and incorporated herein by reference.

10.48	Waiver and Ninth Amendment to the Loan and Security Agreement dated as of June 9, 2005, among Del Global Technologies Corp., Bertan High Voltage Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and GE Business Capital Corporation F/K/A Transamerica Business Capital Corporation filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed June 9, 2005 and incorporated herein by reference.

10.49	Loan and Security Agreement dated as of August 1, 2005 among Del Global Technologies Corp., RFI Corporation, Del Medical Imaging Corp. and North Fork Business Capital Corporation. Filed as Exhibit 10.01 to Del Global Technologies

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
Corp. Current Report on Form 8-K filed August 3, 2005 and incorporated herein by reference.

10.50	Second Amendment to Villa Loan Agreement dated August 1, 2005 between Del Global Technologies Corp and Villa Sistemi Medicali, S.p.A filed as Exhibit 10.02 to Del Global Technologies Corp. Current Report on Form 8-K filed August 3, 2005 and incorporated herein by reference.

10.51	Waiver and First Amendment to the Loan and Security Agreement dated as of December 12, 2005 among Del Global Technologies Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 10.51 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 and incorporated herein by reference.

10.52	Waiver to the Loan and Security Agreement dated as of March 14, 2006 among Del Global Technologies Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 10.52 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2006 and incorporated herein by reference.

10.53*	Separation Agreement and Release dated as of March 21, 2006 by and between Del Global Technologies Corp. and Christopher N. Japp. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed March 24, 2006 and incorporated herein by reference.

10.54	Waiver to the Loan and Security Agreement dated as of June 13, 2006 by and among Del Global Technologies Corp., Del Medical Imaging Corp., RFI Corporation (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 10.53 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2006 and incorporated herein by reference.

10.55	Consulting Agreement dated as of June 14, 2006 by and between Del Global Technologies Corp. and Lumina Group LLC. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference.

10.56	Second Amendment to the Loan and Security Agreement dated as of June 30, 2006 among Del Global Technologies Corp., RFI Corporation and Del Medical Imaging Corp. (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed July 7, 2006 and incorporated herein by reference.

10.57*	Separation Agreement and Release dated as of July 24, 2006 by and between Del Global Technologies Corp. and Walter F. Schneider. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed July 24, 2006 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
10.58*	Letter Agreement dated as of August 31, 2006 between Del Global Technologies Corp. and James A. Risher. Filed as Exhibit 99.1 to Del Global Technologies Corp. Current Report on Form 8-K filed August 31, 2006 and incorporated herein by reference.

10.59*	Letter Agreement dated as of August 30, 2006 between Del Global Technologies Corp. and Mark Zorko. Filed as Exhibit 99.2 to Del Global Technologies Corp. Current Report on Form 8-K filed August 31, 2006 and incorporated herein by reference.

10.60	Full-Time Permanent Engagement Resources Agreement dated as of August 21, 2006 between Del Global Technologies Corp. and Tatum, LLC. Filed as Exhibit 99.3 to Del Global Technologies Corp. Current Report on Form 8-K filed August 31, 2006 and incorporated herein by reference.

10.61*	Separation Agreement and Release dated as of September 7, 2006 by and between Del Global Technologies Corp. and Mark A. Koch. Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K filed September 7, 2006 and incorporated herein by reference.

10.62	Waiver and Third Amendment to the Loan and Security Agreement dated as of October 25, 2006 by and among Del Global Technologies Corp., Del Medical Imaging Corp., RFI Corporation (Borrowers) and North Fork Business Capital Corporation. Filed as Exhibit 10.62 to Del Global Technologies Corp. Annual Report on Form 10-K filed October 27, 2006 and incorporated herein by reference.

23.1***	Consent of Deloitte & Touche LLP.

23.1***	Consent of BDO Seidman LLP.

31.1***	Certification of Chief Executive Officer, James A. Risher, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.1 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended July 29, 2006 and incorporated herein by reference.

31.2***	Certification of Principal Accounting Officer, Mark A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.2 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended July 29, 2006 and incorporated herein by reference.

31.3**	Certification of Chief Executive Officer, James A. Risher, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of Principal Accounting Officer, Mark A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT
32.1***	Certification of the Chief Executive Officer, James A. Risher, pursuant to 18 USC. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32.1 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended July 29, 2006 and incorporated herein by reference.

32.2***	Certification of the Principal Accounting Officer, Mark A. Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32.2 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended July 29, 2006 and incorporated herein by reference.

*	Represents a management contract or compensatory plan or arrangement.

**	Filed herewith

***	Included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006, which is being amended hereby.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.

November 22, 2006	By:	/s/ James A. Risher

James A. Risher
President and Chief Executive Officer

November 22, 2006	By:	/s/ Mark A. Zorko

Mark A. Zorko
Chief Financial Officer and Principal Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James R. Henderson	Director — Chairman	November 22, 2006
James Henderson

/s/ Merrill A. McPeak	Director	November 22, 2006
Merrill McPeak

/s/ Gerald M. Czarnecki	Director	November 22, 2006
Gerald M. Czarnecki

/s/ James A. Risher James A. Risher	Director President and Chief Executive Officer	November 22, 2006