Form 10-Q
period 2006-10-28
DEL GLOBAL TECHNOLOGIES CORP
filed 2006-12-08
CIK 27748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 28, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-3319
DEL GLOBAL TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

New York	13-1784308

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11550 West King Street, Franklin Park, IL 60131
(Address of principal executive offices) (Zip Code)
(Registrant’s telephone number including area code)
847-288-7000

(Former name, former address and former fiscal year, if changed since last report)
One Commerce Park, Valhalla, NY 10595
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑
The number of shares of Registrant’s common stock outstanding as of December 1, 2006 was 11,660,524.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended
	October 28, 2006	October 29, 2005
NET SALES	$19,286	$16,239
COST OF SALES	15,275	12,504

GROSS MARGIN	4,011	3,735

Selling, general and administrative	3,342	2,999
Research and development	430	353
Litigation settlement costs	—	500

Total operating expenses	3,772	3,852

OPERATING INCOME (LOSS)	239	(117)

Interest expense	327	210
Other income	(9)	(13)

NET LOSS BEFORE INCOME TAX PROVISION AND MINORITY INTEREST	(79)	(314)
INCOME TAX PROVISION	408	172

NET LOSS BEFORE MINORITY INTEREST	(487)	(486)
MINORITY INTEREST	—	(3)

NET LOSS	$(487)	$(483)

LOSS PER COMMON SHARE (BASIC AND DILUTED)

Net loss per basic and diluted share	$(0.04)	$(0.05)

Weighted average number of common shares outstanding:
Basic and Diluted	11,645,689	10,630,188
See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
ASSETS

	October 28,	July 29,
	2006	2006
CURRENT ASSETS
Cash and cash equivalents	$522	$333

Trade receivables (net of allowance for doubtful accounts of $1,138 and $1,095 at October 28, 2006 and July 29, 2006, respectively)	16,593	17,382

Inventories	17,732	16,436
Prepaid expenses and other current assets	928	808

Total current assets	35,775	34,959

Fixed assets — net	6,306	6,366
Deferred income tax asset-non current	1,163	1,159
Goodwill	6,437	6,437
Other assets	206	232

Total non-current assets	14,112	14,194

Total Assets	$49,887	$49,153

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	October 28,	July 29,
	2006	2006
CURRENT LIABILITIES
Short-term credit facilities	$4,739	$5,959
Current portion of long-term bank debt	999	1,142
Current portion of long-term subordinated debt	2,481	2,415
Accounts payable — trade	10,181	11,037
Accrued expenses	8,957	7,244
Litigation settlement reserves	150	200
Income taxes payable	411	27

Total current liabilities	27,918	28,024

NON-CURRENT LIABILITIES
Long-term debt, less current portion	6,453	5,133
Deferred income taxes	302	302
Other long-term liabilities	2,966	2,880

Total non-current liabilities	9,721	8,315

Total liabilities	37,639	36,339

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock, $.10 par value; authorized 20,000,000 shares; issued – 12,283,294 and 12,258,294 at October 28, 2006 and July 29, 2006 respectively	1,228	1,226
Additional paid-in capital	67,740	67,679
Accumulated other comprehensive income	1,418	1,610
Accumulated deficit	(52,592)	(52,155)
Less common stock in treasury – 622,770 shares	(5,546)	(5,546)

Total shareholders’ equity	12,248	12,814

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,887	$49,153

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	October 28, 2006	October 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487)	$(483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	244	238
Imputed interest – Subordinated note	68	65
Minority interest	—	3
Stock-based compensation expense	46	64
Deferred income tax provision	9	57
Non-cash litigation settlement costs	—	500
Payment of litigation settlement costs	(50)	(151)
Other	57	10
Changes in operating assets and liabilities
Trade receivables	934	1,222
Inventories	(1,175)	(803)
Prepaid expenses and other current assets	(116)	(201)
Other assets	26	(219)
Accounts payable – trade	(954)	(1,550)
Accrued expenses	1,432	(593)
Income taxes payable	400	104
Other long-term liabilities	56	204

Net cash provided by (used in) operating activities	490	(1,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset purchases	(193)	(130)

Net cash used in investing activities	(193)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(1,251)	(1,219)
Borrowings of long-term debt	1,557	2,000
Repayment of long-term debt	(433)	(359)
Proceeds from stock option exercise	17	—

Net cash (used in) /provided by financing activities	(110)	422

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	7

NET CHANGE IN CASH AND CASH EQUIVALENTS	189	(1,234)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	333	1,466

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$522	$232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$145	$84
Taxes	—	3
See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been included. The July 29, 2006 balance sheet was derived from the annual audited financial statements. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Del Global Technologies Corp. and Subsidiaries’ (the “Company”) annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended July 29, 2006. Certain prior year’s amounts have been reclassified to conform to the current period presentation.
The Company’s fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. Results of the Company’s wholly owned subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”), are consolidated into the Company’s consolidated financial statements based on a fiscal year that ends on June 30 and are reported on a one-month lag.
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
NEW ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no impact on the Company’s financial statements or results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which simplifies accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have any impact on our results of operations or our financial position.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities b y requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have any impact on our results of operations or our financial position.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and allows for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements and we expect to record any adjustment, if necessary, as a cumulative effect adjustment to retained earnings. The adoption of SAB No. 108 is not expected to have any impact on our results of operations or our financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company has not evaluated the impact that the adoption of SFAS No. 157 will have on it’s financial statements at this time.
INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods. For certain subsidiaries, during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories. As of October 28, 2006, finished goods represented approximately 16.4% of the gross carrying value of our total gross inventory. The Company believes the estimation methodologies used to be appropriate and are consistently applied.

	October 28, 2006	July 29, 2006
Raw materials and purchased parts	$14,523	$13,660
Work-in-process	3,537	3,747
Finished goods	3,549	2,732

	21,609	20,139
Less allowance for obsolete and excess inventories	(3,877)	(3,703)

Total inventories	$17,732	$16,436

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
During the first quarter of fiscal 2007, the Company incurred payments of $121 related to warranty claims submitted and accrued $162 related to product warranties issued during the first quarter of fiscal 2007. The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets and is $1,051 and $1,010 at October 28, 2006 and July 29, 2006, respectively.
COMPREHENSIVE LOSS
Comprehensive loss for the Company includes foreign currency translation adjustments and net loss reported in the Company’s Consolidated Statements of Operations.

Comprehensive loss for the fiscal 2006 and 2005 periods presented was as follows:

	Three Months Ended
	October 28, 2006	October 29, 2005
Net loss	$(487)	$(483)
Foreign currency translation adjustments	(192)	(25)

Comprehensive loss	$(679)	$(508)

INCOME (LOSS) PER SHARE

	Three Months Ended
	October 28, 2006	October 29, 2005
Numerator:
Net loss	$(487)	$(483)

Denominator
Denominator for basic income loss per share - Weighted average number of common shares outstanding	11,645,689	10,630,188
Effect of dilutive securities	—	—

Denominator for diluted loss per share	11,645,689	10,630,188

Loss per common share-basic and diluted	$(0.04)	$(0.05)
Common shares outstanding for the current and prior period ended were reduced by 622,770 shares of treasury stock. The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase company stock. The fiscal 2007 and 2006 computation of diluted shares outstanding at October 28, 2006 and October 29, 2005, does not include 1,855,996 and 1,688,494 employee stock options and 940,370 and 991,944 warrants to purchase Company common stock, respectively, since the effect of their assumed conversion would be anti-dilutive.
SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE
Short-term credit facilities, long term debt and subordinated notes at October 28, 2006 and July 28, 2006 are summarized as follows:

	October 28,	July 28,
	2006	2006
Revolving lines of credit:
Domestic	$531	$2,672
Foreign	4,208	3,287

Total short-term credit facilities	4,739	5,959

Domestic term loan	$1,769	$1,817
Domestic subordinated note	2,481	2,415
Foreign capital lease obligations	2,748	2,800
Foreign medium-term credit facility	1,720	324
Foreign Italian government loans	1,215	1,334

Total long term debt	9,933	8,690
Less current portion of long-term bank debt	(999)	(1,142)
Less current portion of subordinated debt	(2,481)	(2,415)

Long term debt, less current portion	$6,453	$5,133

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility. The North Fork Facility provides for a $6,000 formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2,000 under a term loan facility secured by the Company’s Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5 % or alternatively at a LIBOR rate plus 2.5%. The $2,000 term loan is repayable in 36 monthly installments of $17 with a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of October 28, 2006, the Company had approximately $3.6 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements.
The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly. The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, property plant and equipment, other assets and intellectual property in the US as well as 66% of the outstanding stock of its Italian subsidiary, Villa Sistemi. Management believes that its debt obligations are stated at fair value, because the interest rates on its credit lines are indexed with either the Prime Rate or LIBOR.
As of the end of the fourth quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted Earnings, Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the lower than anticipated performance during fiscal 2006. On October 25, 2006, the Company and North Fork Business Capital signed an amendment to the facility that waived the non-compliance with these covenants for the fourth quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility. In addition, the amendment reversed $300 of a sinking fund reserved for the March 2007 maturity of the subordinated shareholder note and eliminated additional sinking fund reserves provisions related to the subordinated note.
As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility. On December 6, 2006, North Fork Business Capital waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.
The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1,560 which was used to pay down amounts outstanding under the North Fork facility, in accordance with provisions of the facility.
In addition to the domestic credit facilities discussed above, the Company has certain short-term credit facilities at its Villa subsidiary, with interest rates ranging from 4.0% to 14.0%. The total amount outstanding on the Villa short-term credit facilities at October 28, 2006 and July 29, 2006 was $4,208 and $3,287, respectively. In addition, as of October 28, 2006 and July 29, 2006, approximately $6,900 and $4,400 million, respectively, of excess borrowing availability respectively was in place under these facilities.
The variable interest rate at October 28, 2006 and July 29, 2006 on the medium-term credit facility, based on the formula Euribor + 1%, was 3.7%.
The principal of the medium-term credit facility is payable on a semi-annual basis and interest payments are due on a quarterly basis through March 2007. Payments relating to the two Italian Government long-term loans are due annually through February 2010, and September 2010, respectively.

In October 2006, Villa entered into a 2.0 million Euro loan with interest payable at 4.7%. The note is repayable over a seven year term. The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros. This covenant could limit Villa’s ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.
In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of the $2,000 of subordinated notes that were issued in April 2002 and mature in March 2007. The subordinated notes do not pay interest currently, but accrue interest at 6% per annum, and were recorded at issuance at a discounted present value of $1,519. The balance at October 28, 2006 was $2,481 which is all included in current portion of long-term debt on the accompanying balance sheet. In the event funds generated from US or Villa operations are not anticipated to be sufficient to both fund US operations and create a reserve to repay the estimated $2,700 principal and accrued interest due upon the maturity of the subordinated notes, the Company will seek to refinance the subordinated notes.
SEGMENT INFORMATION
The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other. The “Other” segment includes unallocated corporate costs. Interim segment information is as follows:

	Medical	Power
For three months ended	Systems	Conversion
October 28, 2006	Group	Group	Other	Total
Net sales to external customers	$16,621	$2,665	—	$19,286
Cost of sales	13,462	1,813	—	15,275

Gross margin	3,159	852	—	4,011

Operating expenses	2,604	544	624	3,772

Operating income (loss)	$555	$308	$(624)	$239

	Medical	Power
For three months ended	Systems	Conversion
October 29, 2005	Group	Group	Other	Total
Net Sales to Unaffiliated Customers	$12,776	$3,463	—	$16,239
Cost of sales	10,161	2,343	—	12,504

Gross margin	2,615	1,120	—	3,735

Operating expenses	2,355	567	430	3,352
Litigation settlement costs	—	—	500	500

Operating income (loss)	$260	$553	$(930)	$(117)

STOCK OPTION PLAN
Effective July 31, 2005, the Company adopted SFAS No. 123 (R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123 (R), the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123 (R), applying the “modified prospective method,” as elected by the Company requires the Company to value stock options prior to its adoption of SFAS 123 (R) under the fair value method and expense these amounts over the remaining vesting period of the stock options. The fair values of the grants issued in the first quarter of fiscal year 2007 were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 63%, risk free interest rate from 4.72% to 4.75% and the assumption that no dividends will be paid. There were no grants issued in the first quarter of fiscal year 2006. SFAS 123 (R) requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company will evaluate experience against an estimated forfeiture rate of 2% going forward.
In the three months ended October 28, 2006 and October 29, 2005, the Company recorded $46 and $44, respectively, of compensation expense related to stock options.
The following activity has occurred under our existing plan:

		Weighted
		Average
	Shares	Exercise
	(in 000’s)	Price
Outstanding at July 29, 2006	1,545,996	$3.93
Granted	335,000	1.45
Exercised	(25,000)	1.00

Outstanding at October 28, 2006	1,855,996	$3.55

Exercisable at October 28, 2006	1,505,994	$3.97

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
At October 28, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $472 and $354, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Cash proceeds and intrinsic value related to total stock options exercised during the first quarter of fiscal years 2006 and 2005 are as follows:

	Three Months Ended
	Oct. 28, 2006	Oct. 29, 2005
Proceeds from stock options exercised	$25	$—
Intrinsic value of stock options exercised	13	—
CONTINGENCIES
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
The Company’s Board of Directors, elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and its former CEO, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. It is not possible to predict the outcome of these claims. However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future. The Company has not recorded an accrual for any potential settlements of this claim as it has no basis upon which to estimate either the outcome or amount of loss.
On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical. In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and his relationship with prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil. By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint. The Court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers. Subsequently, the Court granted Mr. Moeller’s motion to adjourn the commencement of the jury trial of the action from November 13, 2006 but has not yet scheduled a new date for the commencement of the trial. The Court has ordered that the parties attend a non-binding mediation of the action to be completed by December 31, 2006. The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims. Mr. Moeller is seeking $1,931,401 in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments. The Company has recorded an accrual of $60,000 relating to potential liability in the settlement of these claims.
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
AUTHORIZED SHARES OF THE CORPORATION’S COMMON STOCK
At a special meeting of shareholders of the Company held on November 17, 2006, the Company’s shareholders approved an Amendment of the Certificate of Incorporation of the Corporation (the “Amendment”) to increase the number of authorized shares of the Corporation’s common stock, par value $.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares in order to have a sufficient number of shares of Common Stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.

Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended July 29, 2006 and Current Reports on Form 8-K.
OVERVIEW
The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/ fluoroscopic systems, dental imaging systems and digital radiography systems. The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications. The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group. In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses. See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006(this “Quarterly Report”) for discussions of the Company’s segments.
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
Deferred Income Taxes
We account for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby we recognize an asset related to our net operating loss carry forwards and other temporary differences between financial reporting basis and income tax basis. The valuation of our deferred tax assets and the recognition of tax benefits in each period assume future taxable income and profitability. We periodically evaluate the likelihood of the recoverability of our deferred tax asset recognized, based upon our actual operating results and expectations of future operating profits.
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
During fiscal year 2006, the Company recorded taxable income on a consolidated basis and its individual domestic business units were profitable. However, after factoring in approximately $2.5 million in unallocated costs of the Other reporting segment, which are considered domestic costs for income tax purposes, the Company experienced a domestic taxable loss during the fiscal year 2006. The Company also experienced a domestic net loss for the first quarter of fiscal 2007. Accordingly, the Company has concluded that it should continue to carry a 100% valuation allowance against domestic deferred tax assets and has not recorded any income tax benefit for this domestic taxable loss during the first quarter of fiscal 2007 or during fiscal year 2006.
We recorded a tax provision with respect to the income of Villa in all periods presented and anticipate it is more likely than not the remaining deferred tax asset, which relates to our Villa subsidiary, will be utilized against future operating profits. The deferred tax assets on the balance sheet of $1.2 million at October 28, 2006, related to Villa, however, we can make no assurances that our Villa subsidiary will generate profits in the future.
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

Valuation of finished goods inventories
In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. As of October 28, 2006, finished goods represented approximately 16.4% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used to be appropriate and are consistently applied.
CONSOLIDATED RESULTS OF OPERATIONS
Consolidated net sales of $19.3 million for the first quarter of fiscal 2007 increased by $3.1 million or 18.8% from fiscal 2006 first quarter net sales of $16.2 million, with the increase at our Medical Systems Group. The Medical Systems Group’s first quarter fiscal 2007 sales of $16.6 million were $3.8 million or 30.0% more than the prior year’s first quarter sales of $12.8 million with increases primarily at international locations. Sales at its domestic locations were slightly below prior year levels due to expiration of a provider contract during the first quarter of 2007. International sales for the first quarter of fiscal 2006 were also impacted by favorable exchange rate effects from the translation of Villa’s financial statements from euros to dollars of approximately $0.7 million. The Power Conversion Group’s first quarter fiscal 2007 sales of $2.7 million decreased by $0.8 million, or 23.1%, from last year’s levels due primarily to the cancellation of a contract in Q-1 of 2007.
Consolidated backlog at October 28, 2006 was $29.0 million versus backlog at July 29, 2006 of approximately $22.4 million. The backlog in the Power Conversion Group decreased $0.2 million from levels at beginning of the fiscal year, reflecting lower bookings in the quarter. There was a $6.8 million increase in the backlog at our Medical Systems Segment from July 29, 2006 levels, reflecting strong bookings during the quarter. Substantially all of the backlog should result in shipments within the next 12 months.
Gross margins as a percent of sales were 20.8% for the first quarter of fiscal 2007, compared to 23.0% in the first quarter of fiscal 2006 due entirely to increased sales of our digital products. Generally, digital products have a higher selling price than the non-digital product offerings, but they also have a higher cost resulting in lower gross margin percentages. The Power Conversion Group’s margins for the first quarter of fiscal 2007 were 31.9%, versus 32.1% in the prior year quarter due to increased material costs as a percent of sales. For the Medical Systems Group, first quarter gross margins of 19.0% declined from the 20.4% level in the prior year first quarter due to increased sales of digital products with a lower gross margin.
Selling, General and Administrative expenses (“SG&A”) for the first quarter of fiscal 2007 were $3.3 million (17.3% of sales) compared to $3.0 million (18.5% of sales) in the prior year’s first quarter. The increase in SG&A in the first quarter of fiscal 2007 reflects increased corporate legal and accounting costs, and reduced selling costs in the Power Conversion Group.
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

As a result of the foregoing, we recognized a first quarter fiscal 2007 operating income of $0.2 million compared to an operating loss of $0.1 million in the first quarter of fiscal 2006. The Medical Systems Group posted a first quarter fiscal 2007 operating profit of $0.6 million and the Power Conversion Group showed operating profit of $0.3 million, offset by unallocated corporate costs of $0.6 million.
Interest expense for the first quarter of fiscal 2007 was higher than the prior year’s first quarter due to higher interest rates and higher borrowings when compared to the prior year.
The Company has not provided for a U.S. domestic income tax benefit in the first quarter of fiscal 2007. With the exception of tax provisions and adjustments recorded at Villa, our Italian subsidiary, we recorded no adjustments to our current or net deferred tax accounts during the first quarter of fiscal 2007 or fiscal 2006.
Reflecting the above, we recorded net loss of $0.5 million or $0.04 per share(basic and diluted) in the first quarter of fiscal 2007, as compared to net loss of $0.5 million, or $0.05 per share(basic and diluted), during the first quarter of fiscal 2006.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
We fund our investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.
Working Capital — At October 28, 2006 and July 29, 2006, our working capital was approximately $7.9 million and $6.9 million, respectively. At such dates, we had approximately $0.5 million and $0.3 million, respectively, in cash and cash equivalents, the majority of which is at our Villa Subsidiary in Italy. As of October 28, 2006, we had approximately $2.6 million of excess borrowing availability under our domestic revolving credit facility compared to $1.0 million at July 29, 2006.
In addition, as of October 28, 2006 and July 29, 2006, our Villa subsidiary had an aggregate of approximately $6.9 million of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.
Cash Flows from Operating Activities — For the quarterly period ended October 28, 2006, the Company generated approximately $0.5 million of cash from operations, compared to a use of $1.5 million in prior fiscal year directly attributable to net changes in working capital accounts.
Cash Flows from Investing Activities — We have made $0.2 million of facility improvements and capital equipment purchases for the quarterly period ended October 28, 2006 compared to $0.1 million for the prior fiscal year period.
Cash Flows from Financing Activities — During the quarterly period ended October 28, 2006, we repaid a total of approximately $0.1 million of indebtedness on our domestic and Italian borrowings, as compared to $1.6 million in the prior year period. In October 2006 Villa entered into a 2.0 million Euro loan with interest payable at 4.7%. The note is repayable over a seven year term. The note contains a financial covenant which provides that the net equity of Villa can not fall below 5.0 million Euros. This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.
During the first quarter of fiscal 2006, we borrowed $2.0 million in a domestic term loan as part of our North Fork Facility (see “Credit Facility and Borrowing” below).
The following table summarizes our contractual obligations, including debt and operating leases at October 28, 2006 (in thousands):

		FY 2007	FY 2008	FY 2010	2012 and
Obligations	Total (1)	2Q-4Q	and 2009	and 2011	beyond
Long-Term Debt Obligations incl interest	$4,704	$651	$2,175	$1,824	$54
Capital Lease Obligations	2,748	347	769	1,632	—
Subordinated Note	2,481	2,481	—	—	—
Operating Lease Obligations	517	314	203	—	—

Total Contractual Cash Obligations	$10,450	$3,793	$3,147	$3,456	$54

(1)	In addition to the long term obligations above, as of October 28, 2006 we had approximately $0.5 million in revolving credit debt in the US and $4.2 million in Italy. The Italian credit facilities are generally renewed on a yearly basis and the North Fork Facility, as amended, matures in August 2008.
Credit Facility and Borrowing — On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the GECC Facility. The North Fork Facility provides for a $6 million formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2 million under a term loan facility secured by the Company’s Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5%. The $2 million term loan is repayable in monthly installments of $16,667 with a balloon payment of the remaining balance due at the maturity in three years. Interest on the term loan is payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of October 28, 2006, the Company had approximately $3.6 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements. The North Fork Facility is secured by substantially all of the Company’s accounts receivable, inventory and property, plant and equipment and other assets in the US as well as 66% of the outstanding stock of its Italian subsidiary, Villa Sistemi. As of October 28, 2006, the balance under the revolving credit agreement was $0.5 million and the term loan was $1.8 million.
As of the end of the fourth quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted Earnings, Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the lower than anticipated performance during fiscal 2006. On October 25, 2006, the Company and North Fork Business Capital signed an amendment to the facility that waived the non-compliance with these covenants for the fourth quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility. In addition the amendment reversed $0.3 million of a sinking fund reserved for the March 2007 maturity of the subordinated shareholder notes and eliminated additional sinking fund reserves provisions related to the subordinated notes.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility. On December 6, 2006, North Fork Business Capital waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.
The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1.560 million, which was used to pay down amounts outstanding under the North Fork facility, in accordance with provisions of the facility.
Our Villa subsidiary is a party to various short-term credit facilities with interest rates ranging from 4% to 14%. These facilities generally renew on a yearly basis and include overdraft, receivables and import export financing facilities. In addition, Villa is a party to various medium-term commercial and Italian Government long-term loans. Medium term facilities have interest rates ranging from 3% to 6%, with principal payable semi-annually through maturity in March 2007, and interest payable quarterly. The Government long-term facilities have an interest rate of 3.4% with principal payable annually through September 2010. Villa’s manufacturing facility is subject to a capital lease obligation, which matures in 2011 with an option to purchase. Villa is in compliance with all related financial covenants under these short and long-term financings.
In October 2006, Villa entered into a 2.0 million Euro loan with interest payable at 4.7%. The note is repayable over a seven year term. The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros. This covenant could limit Villa’s ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.
In connection with the settlement reached on January 29, 2002, with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of the $2 million of subordinated notes that were issued in April 2002 and mature in March 2007. The subordinated notes do not pay interest currently, but accrue interest at 6% per annum, and were recorded at issuance at a discounted present value of $1,519. The balance at October 28, 2006 was $2.5 million, which is all included in current portion of long-term debt on the accompanying balance sheet. In the event funds generated from US or Villa operations are not anticipated to be sufficient to both fund US operations and create a reserve to repay the estimated $2.7 million principal and accrued interest due upon the maturity of the subordinated notes, the Company will seek to refinance the subordinated notes.
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
The Company’s Board of Directors, elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and its former CEO, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. It is not possible to predict the outcome of these claims. However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future. The Company has not recorded an accrual for any potential settlements of this claim as it has no basis upon which to estimate either the outcome or amount of loss.
On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical. In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and his relationship with prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil. By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint. The Court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers. Subsequently, the Court granted Mr. Moeller’s motion to adjourn the commencement of the jury trial of the action from November 13, 2006 but has not yet scheduled a new date for the commencement of the trial. The Court has ordered that the parties attend a non-binding mediation of the action to be completed by December 31, 2006. The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims. Mr. Moeller is seeking $1,931,401 in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments. The Company has recorded an accrual of $60,000 relating to potential liability in the settlement of these claims.
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
On August 31, 2006, the Company appointed James A. Risher as Chief Executive Officer (“CEO”) and President of the Company.
On August 30, 2006, the Company appointed Mark A. Zorko as the Chief Financial Officer (“CFO”) of the Company.
On September 29, 2006, the Company announced that, effective September 30, 2006, its corporate office was relocating from One Commerce Park, Valhalla, NY 10595 to 11550 West King Street, Franklin Park, IL 60131.
Also on September 29, 2006, the Company announced the appointment of Joseph F. Flies, DBA (Doctorate of Business Administration) as Vice President of Operations for the Company, effective October 2, 2006.
At a special meeting of shareholders of the Company held on November 17, 2006, the Company’s shareholders approved an Amendment of the Certificate of Incorporation of the Corporation (the “Amendment”) to increase the number of authorized shares of the Corporation’s common stock, par value $.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares in order to have a sufficient number of shares of Common Stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions. Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.
Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate and foreign currency exchange exposure. There have been no changes in financial market risk as originally discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2006.
Item 4 CONTROLS AND PROCEDURES
The Company, under the supervision and with the participation of the Company’s management, including James A. Risher, Chief Executive Officer, and Mark A. Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls, during the Company’s first fiscal quarter of 2007 ended October 28, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
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
The Company’s Board of Directors, elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and its former CEO, Samuel Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments. On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed. Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration. To date, no decision has been issued by the court on these motions. If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity. It is not possible to predict the outcome of these claims. However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future. The Company has not recorded an accrual for any potential settlements of this claim as it has no basis upon which to estimate either the outcome or amount of loss.
On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical. In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and his relationship with prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil. By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint. The Court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers. Subsequently, the Court granted Mr. Moeller’s motion to adjourn the commencement of the jury trial of the action from November 13, 2006 but has not yet scheduled a new date for the commencement of the trial. The Court has ordered that the parties attend a non-binding mediation of the action to be completed by December 31, 2006. The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims. Mr. Moeller is seeking $1,931,401 in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments. The Company has recorded an accrual of $60,000 relating to potential liability in the settlement of these claims.
Other Legal Matters — The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.
Item 6. EXHIBITS

3.1*	Certificate of Amendment of the Certificate of Incorporation of Del Global Technologies Corp.

10.63*	Waiver and Fourth Amendment to the Loan and Security Agreement dated as of December 6, 2006 by and among Del Global Technologies Corp., Del Medical Imaging Corp., RFI Corporation (Borrowers) and North Fork Business Capital Corporation.

31.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Mark A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, Mark A. Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.
/s/ James A. Risher
James A. Risher
Chief Executive Officer

/s/ Mark A. Zorko
Mark A. Zorko
Chief Financial Officer

Dated: December 8, 2006