Form 10-Q
period 2007-01-27
DEL GLOBAL TECHNOLOGIES CORP
filed 2007-02-28
CIK 27748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934.

                 For the quarterly period ended January 27, 2007
                                       or

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to____________

                          Commission File Number 0-3319

                          DEL GLOBAL TECHNOLOGIES CORP.
             (Exact name of registrant as specified in its charter)

          New York                                    13-1784308
-------------------------------            -------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                 11550 West King Street, Franklin Park, IL 60131
               (Address of principal executive offices) (Zip Code)

               (Registrant's telephone number including area code)
                                  847-288-7000
                                  ------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer /_/  Accelerated Filer /_/   Non-Accelerated Filer  /X/

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)
Yes            No
               X
-----       -----
The number of shares of Registrant's  common stock outstanding as of February 5,
2007 was 12,027,378.

              DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                            TABLE OF CONTENTS

Part I. Financial Information:                                         Page No.
                                                                       --------

       Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the three and            3
        six months ended January 27,2007 and January 28, 2006

       Consolidated Balance Sheets as of January 27, 2007 and            4-5
        July 28, 2006

       Consolidated Statements of Cash Flows for the six months          6-7
        ended January 27,2007 and January 28, 2006

       Notes to Consolidated Financial Statements                        8-18

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         19-28

       Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                   28

       Item 4.  Controls and Procedures                                  28

Part II. Other Information:

       Item 1.  Legal Proceedings                                       29-30

       Item 1A. Risk Factors                                            30-31

       Item 4.  Submission of Matters to a Vote of Security Holders      31

       Item 6.  Exhibits                                                 31

       Signatures                                                        32

       Certifications                                                   33-38

 PART I  FINANCIAL INFORMATION
 ITEM 1  FINANCIAL STATEMENTS

                         DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands except per share data)
                                           (Unaudited)

                                                    Three Months Ended       Six Months Ended
                                                    Jan. 27,   Jan. 28,    Jan. 27,   Jan. 28,
                                                       2007       2006        2007       2006
                                                    -------------------    --------------------
 NET SALES                                          $ 26,771   $ 21,994    $ 46,057   $ 38,233
 COST OF SALES                                        20,022     16,780      35,311     29,284
                                                    --------   --------    --------   --------
 GROSS MARGIN                                          6,749      5,214      10,746      8,949
                                                    --------   --------    --------   --------

 Selling, general and administrative                   3,649      3,773       6,990      6,772
 Research and development                                551        429         968        782
 Litigation settlement costs                            --         --          --          500
                                                    --------   --------    --------   --------
 Total operating expenses                              4,200      4,202       7,958      8,054
                                                    --------   --------    --------   --------
 OPERATING INCOME                                      2,549      1,012       2,788        895

 Interest expense                                        361        384         688        594
 Other expense                                            37         53          28         40
                                                    --------   --------    --------   --------
 NET INCOME BEFORE INCOME TAX
    PROVISION AND MINORITY INTEREST                    2,151        575       2,072        261
 INCOME TAX PROVISION                                  1,069        524       1,477        696
                                                    --------   --------    --------   --------
NET INCOME (LOSS) BEFORE MINORITY
    INTEREST                                           1,082         51         595       (435)
MINORITY INTEREST EXPENSE                               --          111        --          108
                                                    --------   --------    --------   --------
NET INCOME (LOSS)                                   $  1,082   $    (60)   $    595   $   (543)
                                                    ========   ========    ========   ========
INCOME (LOSS) PER COMMON SHARE(BASIC AND DILUTED)

Net income (loss) per basic and
  diluted share                                     $   0.09   $  (0.01)   $   0.05   $  (0.05)
                                                    ========   ========    ========   ========
Weighted average number of common
  shares outstanding (in thousands):
     Basic                                            11,661     11,077      11,653     10,854
                                                    ========   ========    ========   ========
     Diluted                                          11,981     11,077      11,927     10,854
                                                    ========   ========    ========   ========

 See notes to consolidated financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                             January 27,     July 29,
                                                 2007          2006
                                             -----------    ----------
CURRENT ASSETS
Cash and cash equivalents                      $ 3,853       $   333

Trade receivables (net of allowance
 for doubtful accounts of $1,228 and
 $1,095 at January 27, 2007 and July 29,
 2006, respectively)                            18,809        17,382

Inventories                                     18,670        16,436
Prepaid expenses and other current
 assets                                            760           808
                                               -------       -------
   Total current assets                         42,092        34,959

Fixed assets - net                               6,425         6,366
Deferred income tax asset-non current            1,042         1,159
Goodwill                                         6,437         6,437
Other assets                                       183           232
                                               -------       -------
      Total non-current assets                  14,087        14,194
                                               -------       -------
   Total Assets                                $56,179       $49,153
                                               =======       =======

  See notes to consolidated financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   January 27,   July 29,
                                                       2007        2006
                                                  ------------  ----------
CURRENT LIABILITIES
   Short-term credit facilities                     $  2,227    $  5,959
   Current portion of long-term bank debt              1,221       1,142
   Current portion of long-term subordinated debt      2,555       2,415
   Accounts payable - trade                           16,774      11,037
   Accrued expenses                                    8,300       7,244
   Litigation settlement reserves                        100         200
   Income taxes payable                                  646          27
                                                    --------    --------
      Total current liabilities                       31,823      28,024
                                                    --------    --------
NON-CURRENT LIABILITIES
   Long-term debt, less current portion                7,308       5,133
   Deferred income taxes                                 302         302
   Other long-term liabilities                         3,174       2,880
                                                    --------    --------
      Total non-current liabilities                   10,784       8,315
                                                    --------    --------
      Total liabilities                               42,607      36,339
                                                    --------    --------
Commitments and contingencies

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value; authorized
    50,000,000 and 20,000,000 shares at
    January 27, 2007 and July 29, 2006,
    respectively; issued - 12,283,294 and
    12,258,294 at January 27,2007 and
    July 29, 2006, respectively                        1,228       1,226
   Additional paid-in capital                         67,799      67,679
   Accumulated other comprehensive income              1,601       1,610
   Accumulated deficit                               (51,510)    (52,155)
   Less common stock in treasury - 622,770
     shares                                           (5,546)     (5,546)
                                                    --------    --------
   Total shareholders' equity                         13,572      12,814
                                                    --------    --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 56,179    $ 49,153
                                                    ========    ========

See notes to consolidated financial statements

                    DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)

                                                          Six Months Ended
                                                 January 27, 2007   January 28, 2006
                                                 ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $   595          $  (543)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                           458              405
  Imputed interest - Subordinated note                    140              127
  Minority interest expense                              --                108
  Stock-based compensation expense                         97              127
  Deferred income tax provision                           167               68
  Loss on sale of fixed assets                             50              128
  Non-cash litigation settlement costs                   --                500
  Payment of litigation settlement costs                 (100)            (251)
Changes in operating assets and liabilities
  Trade receivables                                      (815)          (1,719)
  Inventories                                          (1,673)          (1,507)
  Prepaid expenses and other current assets                70             (105)
  Other assets                                             51              (88)
  Accounts payable - trade                              5,227            3,686
  Accrued expenses                                        526              699
  Income taxes payable                                    621             (433)
  Other long-term liabilities                             160              217
                                                      -------          -------
Net cash provided by operating activities               5,574            1,419
                                                      -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed asset purchases                                  (361)            (379)
  Acquisition of minority interest                       --             (2,612)
                                                      -------          -------
Net cash used in investing activities                    (361)          (2,991)
                                                      -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Repayment)/borrowing under short-term credit
   facilities                                          (3,807)             125
  Borrowings of long-term debt                          3,057            2,000
  Repayment of long-term debt                          (1,064)            (449)
  Proceeds from warrant exercise                         --                  2
  Proceeds from stock option exercise                      25              205
                                                      -------          -------
Net cash (used in)/provided by financing activities    (1,789)           1,883
                                                      -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    96              (27)
                                                      -------          -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 3,520              284
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                             333            1,466
                                                      -------          -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD    $ 3,853          $ 1,750
                                                      =======          =======

                       DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)
                                         (Unaudited)

                                                               Six Months Ended
                                                     January 27, 2007      January 28, 2006
                                                     ----------------       ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for
                  Interest                               $   548               $   467
                  Taxes                                      841                 1,131

Non-Cash Transactions:

Financing Activities:
  Acquisition of minority interest                       $  --                 $(2,950)

Investing Activities:
  Stock issued for purchase of minority interest            --                   2,950

See notes to consolidated financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been included. The July 29, 2006 balance sheet was derived from the annual audited financial statements. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Del Global Technologies Corp. and Subsidiaries' (the "Company") annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended July 29, 2006. Certain prior year's amounts have been reclassified to conform to the current period presentation.

The Company's fiscal year-end is based on a 52/53-week cycle ending on the
Saturday nearest to July 31. Results of the Company's wholly owned subsidiary,
Villa Sistemi Medicali S.p.A. ("Villa"), are consolidated into the Company's consolidated financial statements based on a fiscal year that ends on June 30 and are reported on a one-month lag.

REVENUE RECOGNITION
The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The
Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product. The Company's products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties as more fully described in the Product Warranty footnote herein. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The
Company has a Food and Drug Administration obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period, which are billed to the customers at market rates.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid
Financial Instruments - an amendment of FASB Statements No. 133 and 140," which simplifies accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have any impact on our results of operations or our financial position.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,
"Accounting for Income Taxes" ("SFAS 109")", to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
FIN48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15,
2006. The Company has not evaluated the impact of FIN 48 on its financial statements at this time.

In September 2006, the Securities and Exchange Commission issued Staff
Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and allows for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements and we expect to record any adjustment, if necessary, as a cumulative effect adjustment to retained earnings. The adoption of SAB No. 108 is not expected to have any impact on our results of operations or our financial position.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. The Company has not evaluated the impact that the adoption of SFAS No. 157 will have on its financial statements at this time.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market.
Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods. For certain subsidiaries, during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories. As of January 27, 2007, finished goods represented approximately 17.5% of the gross carrying value of our total gross inventory.
The Company believes the estimation methodologies used to be appropriate and are consistently applied.

                                         January 27, 2007      July 29, 2006
                                         -----------------   ------------------
 Raw materials and purchased parts             $14,737           $ 13,660
 Work-in-process                                 3,905              3,747
 Finished goods                                  3,963              2,732
                                            ----------         ----------
                                                22,605             20,139
 Less allowance for obsolete and excess
  inventories                                   (3,935)            (3,703)
                                           -----------         ----------
        Total inventories                     $ 18,670           $ 16,436
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

During the second quarter and first six months of fiscal 2007, the Company incurred payments of $469 and $590, respectively, related to warranty claims submitted and accrued $280 and $442, respectively, related to product warranties issued during the second quarter and first six months of fiscal 2007. The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets and is $862 and $1,010 at January 27,
2007 and July 29, 2006, respectively.

COMPREHENSIVE INCOME/(LOSS)
Comprehensive income(loss) for the Company includes foreign currency translation adjustments and net income(loss) reported in the Company's Consolidated
Statements of Operations.

Comprehensive income(loss) for the fiscal 2007 and 2006 periods presented was as follows:
                                                      Three Months Ended      Six Months Ended
                                                     Jan. 27,    Jan. 28,   Jan. 27,    Jan. 28,
                                                        2007        2006       2007        2006
                                                     --------   --------    --------    --------
Net income/(loss)                                    $  1,082   $    (60)   $    595    $   (543)
Foreign currency translation
  adjustments                                             183       (186)         (9)       (211)
                                                     --------   --------    --------    --------
 Comprehensive income/(loss)                         $  1,265   $   (246)   $    586    $   (754)
                                                     ========   ========    ========    ========

INCOME (LOSS) PER SHARE
                                                      Three Months Ended      Six Months Ended
                                                     Jan. 27,    Jan. 28,   Jan. 27,    Jan. 28,
                                                        2007        2006       2007        2006
                                                     --------   --------    --------    --------
Numerator:
   Net income/loss)                                  $  1,082   $    (60)   $    595    $   (543)
                                                     ========   ========    ========    ========
Denominator: (shares in thousands)
Denominator for basic income (loss) per share
  Weighted average number of
    common shares outstanding                          11,661     11,077      11,653      10,854
  Effect of dilutive securities                           320       --           274        --
                                                     --------   --------    --------    --------
Denominator for diluted income(loss)
  per share                                            11,981     11,077      11,927      10,584
                                                     ========   ========    ========    ========
Income(loss) per common share:
  basic                                              $   0.09   $  (0.01)   $   0.05    $  (0.05)
                                                     ========   ========    ========    ========
  diluted                                            $   0.09   $  (0.01)   $   0.05    $  (0.05)
                                                     ========   ========    ========    ========

Common shares outstanding for all periods were reduced by 622,770 shares of treasury stock. The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase company stock. The second quarter of fiscal 2007 and 2006 diluted shares outstanding does not include 1,757,754 and 1,600,994 employee stock options and 793,041 and 940,865 warrants to purchase Company common stock, respectively, and the six months ended January 27, 2007 and January 28, 2006 diluted shares outstanding does not include 1,776,689 and 1,600,994 employee stock options and 823,444 and 940,865 warrants to purchase Company common stock, respectively, since the effect of their assumed conversion would be anti-dilutive.

SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE

Short-term credit facilities, long term debt and subordinated notes at January
27, 2007 and July 29, 2006 are summarized as follows:

                                                       January 27, 2007     July 29, 2006
Revolving lines of credit:
  Domestic ............................................    $  1,956            $  2,672
  Foreign .............................................         271               3,287
                                                       --------------------------------
    Total short-term credit facilities                     $  2,227            $  5,959
                                                       ================================

Domestic term loan ....................................    $  1,717            $  1,817
Domestic subordinated note ............................       2,555               2,415

Foreign capital lease obligations .....................       2,758               2,800
Foreign credit facilities .............................       2,797                 324
Foreign Italian government loans ......................       1,257               1,334
                                                       --------------------------------
   Total long term debt                                      11,084               8,690
Less current portion of long-term bank debt ...........      (1,221)             (1,142)
Less current portion of subordinated debt .............      (2,555)             (2,415)
                                                       --------------------------------
   Long term debt, less current portion                    $  7,308            $  5,133
                                                       ================================

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the "North Fork Facility")
and repaid the prior facility. The North Fork Facility provides for a $6,000 formula based revolving credit facility based on the Company's eligible accounts receivable and inventory as defined in the credit agreement. In addition, the
Company borrowed $2,000 under a term loan facility secured by the Company's Bay
Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5 % or alternatively at a LIBOR rate plus 2.5%. The $2,000 term loan is repayable in 36 monthly installments of $17 with a balloon payment of the remaining balance due at the maturity in 2008. Interest on the term loan is payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of January
27, 2007, the Company had approximately $3,100 of availability under the North
Fork Facility, of which North Fork has reserved $1,000 against possible litigation settlements.

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

As of the end of the fourth quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted
Earnings, Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the lower than anticipated performance during fiscal 2006. On October 25, 2006, the Company and North Fork signed an amendment to the facility that waived the non-compliance with these covenants for the fourth quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility. In addition, the amendment reversed
$300 of a sinking fund reserved for the March 2007 maturity of the subordinated shareholder note and eliminated additional sinking fund reserves provisions related to the subordinated note.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility. On December
6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.

As of the end of the second quarter of fiscal 2007, the Company was in compliance with all covenants under the North Fork Facility.

In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of the $2,000 of subordinated notes that were issued in April 2002 and mature in March 2007. The subordinated notes do not pay interest currently, but accrue interest at 6% per annum, and were recorded at issuance at a discounted present value of $1,519. The balance at January 27, 2007 was $2,555.
The Company expects to fund the payoff of these subordinated notes with a portion of the proceeds from the Rights Offering described below.

In addition to the domestic credit facilities discussed above, the Company has certain short-term credit facilities available at its Villa subsidiary, with interest rates ranging from 3.7% to 13.75%. The total amount outstanding on the
Villa short-term credit facilities at January 27, 2007 and July 29, 2006 was
$271 and $3,287, respectively. In addition, as of January 27, 2007 and July 29,
2006, approximately $9,452 and $4,400, respectively, of excess borrowing availability, respectively, was in place under these facilities.

In October 2006, Villa entered into a 2.0 million Euro loan with interest payable at 4.7%. The note is repayable over a seven year term. The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros. This covenant could limit Villa's ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa's equity to fall below the defined level.

Other foreign credit facilities have interest rates ranging from 4% to 6%, with principal payable semi-annually through maturity in March 2007, and interest payable quarterly. The variable interest rate at January 27, 2007 and July 29,
2006 on the other foreign credit facility, based on the formula Euribor + 1.0%, was 4.3% and 3.7%, respectively. The principal of the facility is payable on a semi-annual basis and interest payments are due on a quarterly basis through
March 2007.

Interest on the two Italian Government long-term loans is 3.43% and payments are due annually through February 2010, and September 2010, respectively.

SEGMENT INFORMATION

The  Company  has  three  reportable  segments:  Medical  Systems  Group,  Power
Conversion Group and Other. The "Other" segment includes  unallocated  corporate costs. Interim segment information is as follows:

                                      Medical   Power
For three months ended                Systems   Conversion
January 27, 2007                      Group     Group        Other      Total
-----------------------               -------   ----------   --------   -------
Net sales to external customers       $23,901   $ 2,870         --      $26,771
Cost of sales                          18,048     1,974         --       20,022
                                      -------   -------      -------    -------
Gross margin                            5,853       896         --        6,749

Operating expenses                      3,211       591          398      4,200
                                      -------   -------      -------    -------
Operating income (loss)               $ 2,642   $   305      $  (398)   $ 2,549
                                      =======   =======      =======    =======

                                      Medical   Power
For three months ended                Systems   Conversion
January 28, 2006                      Group     Group        Other      Total
-----------------------               -------   ----------   --------   -------
Net Sales to Unaffiliated Customers   $19,016   $ 2,978      $  --      $21,994
Cost of sales                          14,722     2,058         --       16,780
                                      -------   -------      -------    -------
Gross margin                            4,294       920         --        5,214

Operating expenses                      2,988       538          676      4,202
Litigation settlement costs              --        --           --         --
                                      -------   -------      -------    -------
Operating income (loss)               $ 1,306   $   382      $  (676)   $ 1,012
                                      =======   =======      =======    =======

                                      Medical   Power
For six months ended                  Systems   Conversion
January 27, 2007                      Group     Group        Other      Total
-----------------------               -------   ----------   --------   -------
Net sales to external customers       $40,523   $ 5,535         --      $46,057
Cost of sales                          31,524     3,787         --       35,311
                                      -------   -------      -------    -------
Gross margin                            8,999     1,748         --       10,746

Operating expenses                      5,801     1,135        1,022      7,958
                                      -------   -------      -------    -------
Operating income (loss)               $ 3,198   $   613      $(1,022)   $ 2,788
                                      =======   =======      =======    =======

                                      Medical   Power
For six months ended                  Systems   Conversion
January 28, 2006                      Group     Group        Other      Total
-----------------------               -------   ----------   --------   -------
Net Sales to Unaffiliated Customers   $31,792   $ 6,441      $  --      $38,233
Cost of sales                          24,883     4,401         --       29,284
                                      -------   -------      -------    -------
Gross margin                            6,909     2,040         --        8,949

Operating expenses                      5,343     1,105        1,606      8,054
                                      -------   -------      -------    -------
Operating income (loss)               $ 1,566   $   935      $(1,606)   $   895
                                      =======   =======      =======    =======

STOCK OPTION PLAN

Effective July 31, 2005, the Company adopted SFAS No. 123 (R), "Share-Based
Payments," which revises SFAS 123, "Accounting for Stock-Based Compensation."
This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service period
(usually the vesting period) - in exchange for the award. The grant date fair value for options and similar instruments will be estimated using option pricing models. Under SFAS 123 (R), the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123 (R), applying the "modified prospective method," as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 (R) under the fair value method and expense these amounts over the remaining vesting period of the stock options.

The fair values of the grants awarded in the periods presented were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 63%, risk free interest rate from 4.61%
to 4.93% and the assumption that no dividends will be paid. SFAS 123 (R)
requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company will evaluate experience against an estimated forfeiture rate of 2% going forward.

In the three months ended January 27, 2007 and January 28, 2006, the Company recorded $59 and $52, respectively, of compensation expense related to stock options. For the six months ended January 27, 2007 and January 28, 2006, compensation expense related to stock options was $97 and $127, respectively.

The following activity has occurred under our existing plan:

                                                      Weighted
                                                       Average
                                                      Exercise
                                             Shares     Price
Outstanding at July 29, 2006               1,545,996    $3.93
Granted                                      335,000     1.45
Exercised                                    (25,000)    1.00
                                           ---------    -----
Outstanding at October 28, 2006            1,855,996     3.55
Granted                                       75,000     1.96
                                           ---------    -----
Exercisable at January 27, 2007            1,930,996    $3.49
                                           =========    =====

In December 2000, the Board of Directors approved an extension of time to exercise for all stock option holders. The extension covers all options whose term would have expired during the period from the stock de-listing date up to the date that the shares become re-listed on a national exchange. This extension grants those stock option holders a period of six months from the date of re-listing to exercise vested options which may have otherwise expired without the extension. During fiscal year 2005, the plan was modified to remove this extension provision from options granted after January 2005. Due to this extension, the Company cannot calculate the weighted average remaining contractual term of outstanding or exercisable options.

At January 27, 2007, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $309 and $252, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Cash proceeds and intrinsic value related to total stock options exercised during the first three and six months of fiscal years 2007 and 2006 are as follows:

                                        Three Months Ended     Six Months Ended
                                        Jan. 27,   Jan. 28,   Jan. 27,  Jan. 28,
                                            2007       2006       2007     2006
                                        --------    --------   --------  --------
Proceeds from stock options exercised        $25       $173        $25     $173
Intrinsic value of stock options exercised    13        123         13      123

The Company expects future stock-based compensation related to awards granted through January 27, 2007 to be $515 through 2010.

CONTINGENCIES

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
Shareholders held on May 29, 2003, had reviewed the "change of control"
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
Medical, allegedly in response to Mr. Moeller's complaints to officers of Del
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
defendants' motion requesting summary judgment dismissing the third amended complaint. The Court granted the motion only to the extent of dismissing that part of Mr. Moeller's claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers. The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action. Accordingly, it appears that the action will proceed to trial. Currently, there is no scheduled date for the commencement of trial. A status conference before the Court is scheduled for March 8, 2007, and the Court may schedule the commencement of trial then. The Company and Del
Medical intend to defend vigorously against Mr. Moeller's claims. Mr. Moeller is seeking $1,900 in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments. The Company has recorded an accrual of
$60 relating to potential liability in the settlement of these claims.

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

AUTHORIZED SHARES OF THE CORPORATION'S COMMON STOCK

At a special meeting of shareholders of the Company held on November 17, 2006, the Company's shareholders approved an Amendment of the Certificate of
Incorporation of the Corporation (the "Amendment") to increase the number of authorized shares of the Corporation's common stock, par value $.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares in order to have a sufficient number of shares of Common Stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions. Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for their shares over then current market prices.

SUBSCRIPTION RIGHTS OFFERING AND STOCKHOLDER'S RIGHTS PLAN

On December 12, 2006, Del Global Technologies Corp. filed a subscription rights offering with the SEC that became effective January 30, 2007. Under terms of this rights offering, the Company distributed to shareholders of record as of

February 5, 2007, non-transferable subscription rights to purchase one share of the Company's common stock for each share owned at that date at a subscription price of $1.05 per share. An aggregate of 12,027,378 shares of our common stock at a subscription price of $1.05 per share is being offered, for up to an aggregate purchase price of $12,629.

The purpose of this rights offering is to raise equity capital in a cost-effective manner with the proceeds being used for debt repayment, anticipated working capital needs and general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in businesses, products and technologies that Company management believes are complementary to the
Company's business. However, the Company has no definitive agreements nor is it in serious discussions to acquire or invest in any business, product or technology.

Assuming full participation, the Company expects that the total purchase price of the shares offered in this rights offering to be $12,629. The Company's largest stockholder, Steel Partners II, L.P. has indicated that it intends to exercise all of its rights, including oversubscription rights for the maximum amount of shares it can over-subscribe for without endangering the availability of the Company's net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code. The Company reserves the right to limit the exercise of rights by certain stockholders in order to protect against an unexpected
"ownership change" for federal income tax purposes. This may affect the
Company's ability to receive gross proceeds of up to $12,629 in the rights offering.

In addition, on January 22, 2007, the Company entered into a stockholders rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one Common Stock purchase right for each outstanding share of the Company's
Common Stock. The Company's Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company's ability to realize the benefits of its NOLs and capital loss carryforwards. The Company has experienced substantial operating and capital losses in previous years. Under the Internal
Revenue Code and rules promulgated by the Internal Revenue Service, the Company may "carry forward" these losses in certain circumstances to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions. Assuming that the Company has future earnings, the Company may be able to realize the benefits of NOLs and capital loss carryforwards. These NOLs and capital loss carryforwards constitute a substantial asset to the Company. If the Company experiences an "Ownership
Change," as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs and capital loss carryforwards could be substantially limited or lost altogether. In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires certain percentages of the Company's common stock by allowing other shareholders to acquire equity securities at half their fair values.

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

OVERVIEW
The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems. The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications. The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group. In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and
Administrative expenses. See "Segment Information" in Part I, Item 1 of this
Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 2007
(this "Quarterly Report") for discussions of the Company's segments.

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

REVENUE RECOGNITION
The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sale price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The
Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product. The Company's products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The Company has a Food and Drug
Administration obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period. These repairs are billed to the customers at market rates.

DEFERRED INCOME TAXES
The Company accounts for deferred income taxes in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes,"
whereby it recognizes an asset related to its net operating loss carry forwards and other temporary differences between financial reporting basis and income tax basis. The Company periodically evaluates the likelihood of the recoverability of its deferred tax asset recognized, based upon actual operating results and expectations of future operating profits.

During fiscal year 2004, management updated each U.S. business unit's forecast and operating results, and concluded that it was prudent to record additional valuation allowances, increasing the total valuation allowance to 100% of both long and short-term U.S. deferred tax assets. The valuation allowance recorded is the estimate of the amount of deferred tax assets that are more likely than not to go unrealized by the Company.

During fiscal year 2006, the Company recorded income on a consolidated basis and its individual business units were profitable. However, after allocating approximately $2.5 million in costs of the Other reporting segment, which are considered U.S. costs for income tax purposes, the Company experienced a U.S.
taxable loss during the fiscal year 2006.

The Company has concluded that it should continue to carry a 100% valuation allowance against U.S. deferred tax assets and has not recorded any income tax benefit for its U.S. taxable losses.

The Company has recorded a non-U.S. tax provision with respect to the income of
Villa in all periods presented and anticipates it is more likely than not that the remaining $1.0 million deferred tax asset at January 27, 2007, which relates to its Villa subsidiary, will be utilized against future Villa operating profits. However, the Company can make no assurances that its Villa subsidiary will generate profits in the future.

OBSOLETE AND EXCESS INVENTORY
The Company re-evaluates its allowance for obsolete inventory once a quarter, and this allowance comprises the most significant portion of its inventory reserves. The re-evaluation of reserves is based on a written policy, which requires at a minimum that reserves be established based on our analysis of historical actual usage on a part-by-part basis. In addition, if management learns of specific obsolescence in addition to this minimum formula, these additional reserves will be recognized as well. Specific obsolescence might arise due to a technological or market change, or based on cancellation of an order. As the Company typically does not purchase inventory substantially in advance of production requirements, it does not expect cancellation of an order to be a material risk. However, market or technology changes can occur.

VALUATION OF FINISHED GOODS INVENTORIES
In addition, the Company uses certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories. As of January 27, 2007, finished goods represented approximately 17.5% of the gross carrying value of total gross inventory. The
Company believes the estimation methodologies used to be appropriate and consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net sales of $26.8 million for the second quarter of fiscal 2007 increased by $4.8 million or 21.8% from fiscal 2006 second quarter net sales of
$22.0 million due to the Company's Medical Systems Group. The Medical Systems
Group's second quarter fiscal 2007 sales of $23.9 million were $4.9 million or
25.7% more than the prior year's second quarter sales of $19.0 million due to increased international sales to the Russian market, an Italian government financed sale of medical equipment to Ethiopia, stronger than expected dental systems sales and increased sales of higher priced digital products. The Power
Conversion Group's second quarter fiscal 2007 sales of $2.9 million decreased by
$0.1 million, or 3.7%, from last year's levels due primarily to the lower than expected government contracts.

Consolidated net sales of $46.0 million for the first six months of fiscal 2007 increased by $7.8 million or 20.5% from fiscal 2006 net sales of $38.2 million, due to an increase in Medical Systems Group sales of $8.7 million offset by a decrease in Power Conversion Group sales of $0.9 million. Medical System Group's sales for the first half of fiscal 2007 of $40.5 million increased $8.7 million or 27.5% from the prior year's first half. Net sales increases were driven by increased sales to the Russian and Ethiopian markets as well as stronger than expected dental and digital equipment sales as noted above. The Power Conversion
Group's sales for the first half of fiscal 2007 of $5.5 million decreased by
$0.9 million or 14.1% from the prior year's first half levels due to lower government sales as a result of lower demand.

Consolidated backlog at January 27, 2007 was $27.7 million versus backlog at
July 29, 2006 of approximately $22.4 million. The backlog in the Power
Conversion Group at January 27, 2007 increased $0.1 million from levels at beginning of the fiscal year due to increased bookings offset by inventory procurement delays. There was a $5.2 million increase in the January 27, 2007 backlog of our Medical Systems Segment from July 29, 2006 reflecting strong bookings during the six month period in international markets. Substantially all of the backlog should result in shipments within the next 12 months.

Gross margins as a percent of sales were 25.2% for the second quarter of fiscal
2007, compared to 23.7% in the second quarter of fiscal 2006 due primarily to the reversal of warranty reserves of the Medical Systems Group as the warranty period on several specific items expired. This impact was partially offset by lower margins associated with increased sales of digital products at the Medical
Systems Group. Generally, digital products have a higher selling price than the non-digital product offerings, but they also have a higher cost resulting in lower gross margin percentages.

Gross margins as a percent of sales were 23.3% for the first six months of fiscal 2007, compared to 23.4% for the first six months of fiscal 2006 due to the reversal of warranty reserves at the Medical Systems Group, offset by lower margins associated with increased sales of our digital products, also at the
Medical Systems Group, as noted above.

Selling, General and Administrative expenses ("SG&A") for the second quarter of fiscal 2007 were $3.6 million (13.6% of sales) compared to $3.8 million (17.2%
of sales) in the prior year's second quarter. The decrease in SG&A in the second quarter of fiscal 2007 reflects decreased administration costs as a result of elimination of redundant facilities costs and related headcount.

SG&A for the first half of fiscal 2007 were $7.0 million (15.2% of sales)
compared to $6.8 million (17.7% of sales) in the prior year's first half. The increase in SG&A in the first half of fiscal 2007 reflects increased corporate legal and accounting costs, offset by reduced selling costs in the Power
Conversion Group and the elimination of redundant facilities costs and related headcount.

Research and development expenses ("R&D") for the second quarter of fiscal 2007 were $0.6 million (2.1% of sales) compared to $0.4 million (2.0% of sales) in the prior year's second quarter. The increase in R&D in the second quarter of fiscal 2007 reflects increased development costs associated with medical and dental equipment in the Medical Systems Group.

R&D for the first half of fiscal 2007 was $1.0 million (2.2% of sales) compared to $0.8 million (2.0% of sales) in the prior year's first half. The increase in
R&D in the first half of fiscal 2007 reflects increased development costs associated with medical and dental equipment in the Medical Systems Group as discussed above.

Litigation settlement costs of $0 and $0.5 million recorded for the second quarter and first half of fiscal 2006, respectively, were accrued based on a
November 2005 settlement of litigation filed during fiscal 2005 by the potential buyers of the Company's Medical Systems Group. The Company previously disclosed this litigation but had not recorded any related expense during fiscal 2005, as it had no basis at that time upon which to estimate either the outcome or amount of loss.

As a result of the foregoing, the Company recognized a second quarter fiscal
2007 operating income of $2.5 million compared to an operating income of $1.0 million in the second quarter of fiscal 2006. The Medical Systems Group posted a second quarter fiscal 2007 operating profit of $2.6 million and the Power
Conversion Group showed operating profit of $0.3 million, offset by unallocated corporate costs of $0.4 million. The Medical Systems Group posted a second quarter fiscal 2006 operating profit of $1.3 million and the Power Conversion
Group had operating profit of $0.4 million, offset by unallocated corporate costs of $0.7 million.

Operating income for the first half of fiscal 2007 was $2.8 million compared to an operating income of $0.9 million in the prior year period. The Medical
Systems Group had an operating profit of $3.2 million and the Power Conversion
Group achieved an operating profit of $0.6 million, offset by unallocated corporate costs of $1.0 million. The Medical Systems Group had an operating profit of $1.6 million for the first half of fiscal 2006 and the Power
Conversion Group achieved an operating profit of $0.9 million, partly offset by unallocated corporate costs of $1.6 million.

Interest expense for the second quarter of fiscal 2007 of $0.4 million was slightly lower than the prior year's second quarter due to lower debt balances when compared to the prior year.

Interest expense for the first half of fiscal 2007 of $0.7 million was higher than the prior year's first half interest expense of $0.6 million due to higher interest rates and higher average borrowings when compared to the prior year.

The Company did not provide for a U.S. domestic income tax benefit in fiscal
2007. With the exception of tax provisions and adjustments recorded at Villa, our Italian subsidiary, we recorded no adjustments to our current or net deferred tax accounts during the second quarters and first halves of fiscal 2007 or fiscal 2006.

Reflecting the above, we recorded net income of $1.1 million or $0.09 per share (basic and diluted) in the second quarter of fiscal 2007, as compared to net loss of ($0.1) million, or ($0.01) per share(basic and diluted), during the second quarter of fiscal 2006. We recorded net income of $0.6 million or $0.05 per share (basic and diluted) in the first half of fiscal 2007, as compared to a net loss of ($0.5) million or ($0.05) per share (basic and diluted) in the first half of the prior year.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company funds its investing and working capital needs through a combination of cash flow from operations and short-term credit facilities.

Working Capital -- At January 27, 2007 and July 29, 2006, the Company's working capital was approximately $10.3 million and $6.9 million, respectively. At such dates, we had approximately $3.9 million and $0.3 million, respectively, in cash and cash equivalents, the majority of which is at our Villa subsidiary in Italy.
As of January 27, 2007, the Company had approximately $2.1 million of excess borrowing availability under our domestic revolving credit facility compared to
$1.0 million at July 29, 2006.

In addition, as of January 27, 2007 and July 29, 2006, our Villa subsidiary had an aggregate of approximately $9.5 million of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities - For the six months ended January 27,
2007, the Company generated approximately $5.6 million of cash from operations, compared to cash generated of $1.4 million in the prior fiscal year directly attributable to net changes in working capital accounts and better earnings in fiscal 2007.

Cash Flows from Investing Activities -- The Company has made $0.4 million of facility improvements and capital equipment purchases for each six month period ended January 27, 2007 and January 28. 2006. In December, 2006, the Company
acquired the remaining 20% of it's Italian subsidiary for $2.6 million and other non-cash consideration.

Cash Flows from Financing Activities -- During the six month period ended
January 27, 2007, we repaid a approximately $1.8 million of indebtedness on our domestic and Italian borrowings, as compared to burrowing approximately $1.6 million in the prior year period.

The Company's contractual obligations including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended
July 29, 2006, has not changed materially at January 27, 2007 with the exception of a 2.0 million Euro loan as described below.

Credit Facility and Borrowing -- On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business
Capital (the "North Fork Facility") and repaid the GECC Facility. The North Fork
Facility provides for a $6 million formula based revolving credit facility based on the Company's eligible accounts receivable and inventory as defined in the credit agreement. In addition, the Company borrowed $2 million under a term loan facility secured by the Company's Bay Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5% or alternatively at a
LIBOR rate plus 2.5%. The $2 million term loan is repayable in monthly installments of $16,667 with a balloon payment of the remaining balance due at the maturity in 2008. Interest on the term loan is payable monthly at prime plus
0.75% or a LIBOR rate plus 2.75%. As of January 27, 2007, the Company had approximately $3.1 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements. The North Fork Facility is secured by substantially all of the
Company's accounts receivable, inventory and property, plant and equipment and other assets in the US as well as 66% of the outstanding stock of its Italian subsidiary, Villa Sistemi. As of January 27, 2007, the balance under the revolving credit agreement was $2.0 million and the term loan was $1.7 million.

As of the end of the fourth quarter of fiscal 2006, the Company was non-compliant with the following covenants: the Adjusted US Earnings, Adjusted
Earnings, Senior US Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Facility, due to the lower than anticipated performance during fiscal 2006. On October 25, 2006, the Company and North Fork signed an amendment to the facility that waived the non-compliance with these covenants for the fourth quarter of fiscal 2006 and adjusted the covenant levels going forward through the maturity of the credit facility. In addition the amendment reversed
$0.3 million of a sinking fund reserved for the March 2007 maturity of the subordinated shareholder notes and eliminated additional sinking fund reserves provisions related to the subordinated notes.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility. On December
6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.

As of the end of the second quarter of fiscal 2007, the Company was in compliance with all covenants under the North Fork Facility.

In connection with the settlement reached on January 29, 2002, with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of the $2 million of subordinated notes that were issued in April
2002 and mature in March 2007. The subordinated notes do not pay interest currently, but accrue interest at 6% per annum, and were recorded at issuance at a discounted present value of $1.5 million. The balance at January 27, 2007 was
$2.6 million. The Company expects to fund the payoff of these subordinated notes with a portion of the proceeds from the Rights Offering described below.

In addition to the domestic credit facilities discussed above, the Company has certain short-term credit facilities available at its Villa subsidiary, with interest rates ranging from 3.7% to 13.75%. These facilities generally renew on a yearly basis and include overdraft, receivables and import export financing facilities. In addition, Villa is a party to various medium-term commercial and

Italian Government long-term loans. The total amount outstanding on the Villa short-term credit facilities at January 27, 2007 and July 29, 2006 was $0.3 million and $3,3 million, respectively. In addition, as of January 27, 2007 and
July 29, 2006, approximately $9.5 million and $4.4 million, respectively, of excess borrowing availability, respectively, was in place under these facilities.

In October 2006, Villa entered into a 2.0 million Euro loan with interest payable at 4.7%. The note is repayable over a seven year term. The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros. This covenant could limit Villa's ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa's equity to fall below the defined level.

In addition, Villa is a party to various other foreign credit facilities and
Italian Government long-term loans. Other foreign credit facilities have interest rates ranging from 4% to 6%, with principal payable semi-annually through maturity in March 2007, and interest payable quarterly. The variable interest rate at January 27, 2007 and July 29, 2006 on the other foreign credit credit facility, based on the formula Euribor + 1%, was 4.3% and 3.7%, respectively.

The Government long-term facilities have an interest rate of 3.4% with principal payable annually through September 2010. Villa's manufacturing facility is subject to a capital lease obligation, which matures in 2011 with an option to purchase. Villa is in compliance with all related financial covenants under these short and long-term financings.

On December 12, 2006, Del Global Technologies Corp. filed a subscription rights offering with the SEC that became effective January 30, 2007. Under terms of this rights offering, the Company distributed to shareholders of record as of
February 5, 2007, non-transferable subscription rights to purchase one share of the Company's common stock for each share owned at that date at a subscription price of $1.05 per share. An aggregate of 12,027,378 shares of our common stock at a subscription price of $1.05 per share is being offered, for up to an aggregate purchase price of $12.6 million.

The purpose of this rights offering is to raise equity capital in a cost-effective manner with the proceeds being used for debt repayment, anticipated working capital needs and general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in businesses, products and technologies that Company management believes are complementary to the
Company's business. However, the Company has no definitive agreements nor is it in serious discussions to acquire or invest in any business, product or technology.

Assuming full participation, the Company expects that the total purchase price of the shares offered in this rights offering to be $12.6 million. The Company's largest stockholder, Steel Partners II, L.P. has indicated that it intends to exercise all of its rights, including oversubscription rights for the maximum amount of shares it can over-subscribe for without endangering the availability of the Company's net operating loss carryforwards ("NOLs") under Section 382 of the Internal Revenue Code. The Company reserves the right to limit the exercise of rights by certain stockholders in order to protect against an unexpected
"ownership change" for federal income tax purposes. This may affect the
Company's ability to receive gross proceeds of up to $12.6 million in the rights offering.

In addition, on January 22, 2007, the Company entered into a stockholders rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one Common Stock purchase right for each outstanding share of the Company's
Common Stock. The Company's Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company's ability to realize the benefits of its NOLs and capital loss carryforwards. The Company has experienced substantial operating and capital losses in previous years. Under the Internal
Revenue Code and rules promulgated by the Internal Revenue Service, the Company may "carry forward" these losses in certain circumstances to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions. Assuming that the Company has future earnings, the Company may be able to realize the benefits of NOLs and capital loss carryforwards. These NOLs and capital loss carryforwards constitute a substantial asset to the Company. If the Company experiences an "Ownership
Change," as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs and capital loss carryforwards could be substantially limited or lost altogether. In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires certain percentages of the Company's common stock by allowing other shareholders to acquire equity securities at half their fair values.

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
Shareholders held on May 29, 2003, had reviewed the "change of control"
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
Medical, allegedly in response to Mr. Moeller's complaints to officers of Del
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
defendants' motion requesting summary judgment dismissing the third amended complaint. The Court granted the motion only to the extent of dismissing that part of Mr. Moeller's claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers. The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action. Accordingly, it appears that the action will proceed to trial. Currently, there is no scheduled date for the commencement of trial. A status conference before the Court is scheduled for March 8, 2007, and the Court may schedule the commencement of trial then. The Company and Del
Medical intend to defend vigorously against Mr. Moeller's claims. Mr. Moeller is seeking $1.9 million in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments. The Company has recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.

On December 23, 2005, the Company acquired the remaining 20% of Villa for $2.6 million plus 904,762 restricted shares of Company common stock. These shares were valued at $3.26 a share, or $3.0 million, and are subject to SEC Rule 144 limitations as to holding periods and trading volume limitations. Goodwill in the amount of $4.5 million was recorded and $0.9 million of minority interest was reversed after recognition of a $0.4 million dividend. Due to the previous
80% ownership interest existing at the time of the original acquisition, the assets and liabilities of the Villa subsidiary were fully consolidated before the transaction and considered to be at fair market value with no additional adjustments necessary.

The Company did not have any investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Quarterly Report on Form 10-Q.

The Company anticipates that cash generated from the rights offering noted
above, operations and amounts available from credit facilities will be sufficient to satisfy currently projected operating cash needs for at least the next twelve months, and for the foreseeable future.

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

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's second fiscal quarter of 2007 ended January 27, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Shareholders held on May 29, 2003, had reviewed the "change of control"
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
Medical, allegedly in response to Mr. Moeller's complaints to officers of Del

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
defendants' motion requesting summary judgment dismissing the third amended complaint. The Court granted the motion only to the extent of dismissing that part of Mr. Moeller's claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers. The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action. Accordingly, it appears that the action will proceed to trial. Currently, there is no scheduled date for the commencement of trial. A status conference before the Court is scheduled for March 8, 2007, and the Court may schedule the commencement of trial then. The Company and Del
Medical intend to defend vigorously against Mr. Moeller's claims. Mr. Moeller is seeking $1.9 million in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments. The Company has recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.

OTHER LEGAL MATTERS - The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

ITEM 1A.     RISK FACTORS

In addition to the risk factors disclosed in Part 1, Item 1A, in the Company's
Annual Report on Form 10-K for the fiscal year ended July 29, 2006, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.

WE DO NOT INTEND TO PAY DIVIDENDS ON SHARES OF OUR COMMON STOCK IN THE
FORESEEABLE FUTURE.

We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. Our credit facility with our U.S. lender restricts our ability to pay dividends.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC
DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our business prospects.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Special Meeting of Shareholders held on November 17, 2006
(the "Special Meeting"), the votes cast for, against and abstain to adopt an amendment to the Company's Certificate of Incorporation, as amended, to increase the aggregate number of shares of common stock authorized to be issued by the
Company from 20,000,000 to 50,000,000 were as follows:

FOR 8,270,787             AGAINST 1,942,684                ABSTAIN 10,130

ITEM 6.      EXHIBITS

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

                                             DEL GLOBAL TECHNOLOGIES CORP.

                                             /s/ James A. Risher
                                             -----------------------
                                             James A. Risher
                                             Chief Executive Officer

                                             /s/ Mark A. Zorko
                                             -----------------------
                                             Mark A. Zorko
                                             Chief Financial Officer

Dated: February 28, 2007

