Form 10-Q
period 2007-04-28
DEL GLOBAL TECHNOLOGIES CORP
filed 2007-06-06
CIK 27748

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
OF 1934.
                  For the quarterly period ended April 28, 2007
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to____________

                          Commission File Number 0-3319

                          DEL GLOBAL TECHNOLOGIES CORP.
             (Exact name of registrant as specified in its charter)

            New York                                13-1784308
            --------                                -----------
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
Yes  X       No
    ---         ---

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one)

Large Accelerated Filer      Accelerated Filer       Non-Accelerated Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes            No  X
    ---           ---

The number of shares of Registrant's common stock outstanding as of June 1, 2007 was 24,057,256.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I. Financial Information:                                         Page No.
                                                                       --------

       Item 1.  Financial Statements (Unaudited)

       Consolidated Statements of Operations for the three and            3
        Nine months ended April 28, 2007 and April 29, 2006

       Consolidated Balance Sheets as of April 28, 2007 and              4-5
        July 29, 2006

       Consolidated Statements of Cash Flows for the Nine months         6-7
         ended April 28,2007 and April 29, 2006

       Notes to Consolidated Financial Statements                        8-18

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         19-28

       Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                    28

       Item 4T.  Controls and Procedures                                28-29

Part II. Other Information:

       Item 1.  Legal Proceedings                                       30-31

       Item 1A. Risk Factors                                            31-32

       Item 4.  Submission of Matters to a Vote of Security Holders       32

       Item 6.  Exhibits                                                32-33

       Signatures                                                         34

 PART I  FINANCIAL INFORMATION
 ITEM 1  FINANCIAL STATEMENTS

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                     Apr 28,   Apr 29,     Apr 28,   Apr 29,
                                      2007      2006         2007      2006
                                     ------------------    ----------------

 NET SALES                          $27,122   $20,804     $73,179   $59,037
 COST OF SALES                       21,097    16,302      56,408    45,586
                                    -------   -------     -------   -------
 GROSS MARGIN                         6,025     4,502      16,771    13,451
                                    -------   -------     -------   -------

 Selling, general and administrative  3,465     3,299      10,455    10,071
 Research and development               540       409       1,508     1,191
 Litigation settlement costs             --       (55)         --       445
                                    -------   -------     -------   -------
 Total operating expenses             4,005     3,653      11,963    11,707
                                    -------   -------     -------   -------
 OPERATING INCOME                     2,020       849       4,808     1,744

 Interest income                         44        --          44        --
 Interest expense                      (241)     (349)       (929)     (943)
 Other expense                          (34)     (205)        (62)     (245)
                                    -------   -------     -------   -------
 NET INCOME BEFORE INCOME TAX
    PROVISION AND MINORITY INTEREST   1,789       295       3,861       556
 INCOME TAX PROVISION                   733       368       2,210     1,064
                                    -------   -------     -------   -------
NET INCOME (LOSS) BEFORE MINORITY
    INTEREST                          1,056       (73)      1,651      (508)
MINORITY INTEREST EXPENSE                --        --          --       108
                                    -------   -------     -------   -------
NET INCOME (LOSS)                   $ 1,056   $   (73)    $ 1,651   $  (616)
                                    =======   =======     =======   =======
INCOME (LOSS) PER COMMON SHARE
BASIC
Net income (loss) per basic share    $ 0.06   $ (0.01)     $ 0.12   $ (0.06)
                                     ======   =======      ======   =======
DILUTED
Net income (loss) per diluted share  $ 0.06   $ (0.01)     $ 0.12   $ (0.06)
                                     ======   =======      ======   =======
Weighted average number of common
shares outstanding (in thousands):
     Basic                           17,222    11,635      13,509    11,114
                                    =======   =======     =======   =======
     Diluted                         17,577    11,635      13,808    11,114
                                    =======   =======      =======  =======

 See notes to consolidated financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                 April 28,          July 29,
                                                    2007               2006
                                                  -------            -------
   CURRENT ASSETS
   Cash and cash equivalents                     $  6,119            $   333

   Trade  receivables  (net of  allowance
    for  doubtful  accounts of $1,243 and $1,095
    at April 28, 2007 and July 29, 2006,
    respectively)                                  20,410             17,382

   Inventories                                     22,212             16,436
   Prepaid expenses and other current
    assets                                          1,202                808
                                                  -------            -------
      Total current assets                         49,943             34,959

   Fixed assets - net                               6,455              6,366
   Deferred income tax asset-non current            1,036              1,159
   Goodwill                                         6,437              6,437
   Other assets                                       155                232
                                                  -------            -------
      Total non-current assets                     14,083             14,194
                                                  -------            -------
      Total Assets                                $64,026            $49,153
                                                  =======            =======

  See notes to consolidated financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 April 28,           July 29,
                                                   2007                2006
                                                 -------             -------
CURRENT LIABILITIES
   Short-term credit facilities                  $    --             $ 5,959
   Current portion of long-term bank debt            970               1,142
   Current portion of long-term subordinated debt     --               2,415
   Accounts payable - trade                       15,572              11,037
   Accrued expenses                                9,339               7,244
   Litigation settlement reserves                     --                 200
   Income taxes payable                            1,382                  27
                                                 -------             -------
      Total current liabilities                   27,263              28,024
                                                 -------             -------
NON-CURRENT LIABILITIES
   Long-term debt, less current portion            5,517               5,133
   Deferred income taxes                             302                 302
   Other long-term liabilities                     3,189               2,880
                                                 -------             -------
      Total non-current liabilities                9,008               8,315
                                                 -------             -------
      Total liabilities                           36,271              36,339
                                                 -------             -------
Commitments and contingencies

SHAREHOLDERS' EQUITY
   Common stock, $.10 par value; authorized
    shares of 50,000,000 and 20,000,000 at
    April 28, 2007 and July 29, 2006,
    respectively; issued shares of 24,680,026
    and 12,258,294 at April 28, 2007 and
    July 29, 2006, respectively                    2,468               1,226
   Additional paid-in capital                     79,549              67,679
   Accumulated other comprehensive income          1,738               1,610
   Accumulated deficit                           (50,454)            (52,155)
   Less common stock in treasury - 622,770
     shares                                       (5,546)             (5,546)
                                                 -------             -------
   Total shareholders' equity                     27,755              12,814
                                                 -------             -------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                        $64,026             $49,153
                                                 =======             =======

See notes to consolidated financial statements.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      Nine months Ended
                                                   April 28,      April 29,
                                                      2007          2006
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $1,651        $ (616)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                         673           653
  Imputed interest - Subordinated note                  185           192
  Minority interest expense                               -           108
  Stock-based compensation expense                      167           135
  Deferred income tax provision (benefit)               188          (364)
  Loss on sale of fixed assets                           60           141
  Non-cash litigation settlement costs                   --           500
  Payment of litigation settlement costs               (200)         (256)
Changes in operating assets and liabilities
  Trade receivables                                  (2,210)          541
  Inventories                                        (4,990)       (4,243)
  Prepaid expenses and other current assets            (360)          (42)
  Other assets                                           79           (63)
  Accounts payable - trade                            3,934         2,377
  Accrued expenses                                    1,458         1,851
  Income taxes payable                                1,331           217
  Other long-term liabilities                           136           134
                                                    -------       -------
Net cash provided by operating activities             2,102         1,265
                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fixed asset purchases                                (553)         (544)
  Acquisition of minority interest                       --        (2,612)
                                                    -------       -------
Net cash used in investing activities                  (553)       (3,156)
                                                    -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under short-term credit facilities       37,193        29,188
  Repayment under short-term credit facilities      (43,247)      (29,935)
  Borrowings of long-term debt                        3,079         2,000
  Repayment of long-term debt                        (5,794)         (836)
  Proceeds from rights offering, net of related
   costs                                             12,367            --
  Proceeds from warrant exercises                       551             2
  Proceeds from stock option exercises                   27           239
                                                    -------       -------
Net cash provided by financing activities             4,176           658
                                                    -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  61            (3)
                                                    -------       -------
NET CHANGE IN CASH AND CASH EQUIVALENTS               5,786        (1,236)
CASH AND CASH EQUIVALENTS AT THE BEGINNING
OF THE PERIOD                                           333         1,466
                                                    -------       -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD  $ 6,119       $   230
                                                    =======       =======

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      Nine months Ended
                                                     April 28,     April 29,
                                                       2007          2006
                                                   ------------- ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for
            Interest                                 $  744       $   751
            Taxes                                       837         1,162

Non-Cash Transactions:

Financing Activities:
  Acquisition of minority interest                   $   --       $(2,950)

Investing Activities:
  Stock issued for purchase of minority interest         --         2,950

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

In September 2006, the Securities and Exchange Commission issued Staff
Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and allows for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements but we do not expect adoption to have any impact on our results of operations or our financial position.

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

In February 2007, the FASB released Statement No. 159, Fair Value Option for
Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.
The Company has not evaluated the impact that the adoption of SFAS No. 159 will have on its financial statements at this time.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market.
Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods. For certain subsidiaries, during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories. As of April 28, 2007, finished goods represented approximately 28.0% of the gross carrying value of our total gross inventory.
The Company believes the estimation methodologies used to be appropriate and are consistently applied.

                                          April 28, 2007      July 29, 2006
                                         -----------------   ------------------
 Raw materials and purchased parts           $15,353             $ 13,660
 Work-in-process                               4,595                3,747
 Finished goods                                6,230                2,732
                                          ----------           ----------
                                              26,178               20,139
 Less allowance for obsolete and excess
  inventories                                 (3,966)              (3,703)
                                         -----------           ----------
        Total inventories                   $ 22,212             $ 16,436
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

During the third quarter and first nine months of fiscal 2007, the Company incurred payments of $40 and $618, respectively, related to warranty claims submitted and accrued $64 and $506, respectively, related to product warranties issued during the third quarter and first nine months of fiscal 2007. The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets and is $898 and $1,010 at April 28,
2007 and July 29, 2006, respectively.

COMPREHENSIVE INCOME(LOSS)
Comprehensive income(loss) for the Company includes foreign currency translation adjustments and net income(loss) reported in the Company's Consolidated
Statements of Operations.

Comprehensive income(loss) for the fiscal 2007 and 2006 periods presented was as follows:
                               Three Months Ended       Nine Months Ended
                                Apr 28,    Apr 29,      Apr 28,    Apr 29,
                                 2007       2006         2007        2006
                                ------     ------       ------     ------
Net income(loss)                $1,056     $(73)       $1,651     $(616)
Foreign currency translation
  adjustments                      137       105           127      (106)
                                ------     ------       -------    ------
 Comprehensive income(loss)     $1,193    $   32        $1,778     $(722)
                                ======     ======       =======    ======

INCOME (LOSS) PER SHARE
Common shares outstanding for all periods were reduced by 622,770 shares of treasury stock. The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase company stock if such conversion is dilutive.

                               Three Months Ended       Nine months Ended
                                Apr 28,    Apr 29,      Apr 28,     Apr 29,
                                 2007       2006         2007        2006
                                ------     ------        ------     ------
Numerator:
   Net income(loss)             $ 1,056    $  (73)      $ 1,651   $  (616)
                                =======    ======       =======   =======

Denominator: (shares in thousands)
Denominator for basic income (loss) per share
  Weighted average number of
    common shares outstanding    17,222    11,635        13,509    11,114
  Effect of dilutive securities     355        --           299        --
                                 ------    ------        ------    ------
Denominator for diluted income(loss)
  per share                      17,577    11,635        13,808    11,114
                                =======    ======       =======   =======
Income(loss) per common share:
  basic                         $  0.06    $(0.01)      $  0.12   $ (0.06)
                                =======    ======       =======   =======
  diluted                       $  0.06    $(0.01)      $  0.12   $ (0.06)
                                =======    ======       =======   =======

Antidilutive securities excluded from above computations:

                                Three Months Ended         Nine months Ended
                                Apr 28,      Apr 29,      Apr 28,      Apr 29,
                                 2007         2006         2007         2006
                              ---------    ---------    ---------    ----------
     Employee stock options   1,186,767    1,563,494    1,193,251    1,600,994
     Warrants                      --        940,370         --        941,370

SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE

Short-term credit facilities, long term debt and subordinated notes at April 28,
2007 and July 29, 2006 are summarized as follows:

                                                          APRIL 28,     JULY 29,
                                                            2007          2006
Revolving lines of credit:
  Domestic .........................................      $  --         $ 2,672
  Foreign ..........................................         --           3,287
                                                          -------       -------
    Total short-term credit facilities .............      $  --         $ 5,959
                                                          =======       =======

Domestic term loan .................................      $  --         $ 1,817
Domestic subordinated note .........................         --           2,415
Foreign capital lease obligations ..................        2,705         2,800
Foreign credit facilities ..........................        2,664           324
Foreign Italian government loans ...................        1,118         1,334
                                                          -------       -------
   Total long term debt ............................        6,487         8,690
Less current portion of long-term bank debt ........         (970)       (1,142)
Less current portion of subordinated debt ..........         --          (2,415)
                                                          -------       -------
   Long term debt, less current portion ............      $ 5,517       $ 5,133
                                                          =======       =======

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the "North Fork Facility")
and repaid the prior facility. The North Fork Facility provides for a $6,000 formula based revolving credit facility based on the Company's eligible accounts receivable and inventories as defined in the credit agreement. In addition, the
Company borrowed $2,000 under a term loan facility secured by the Company's Bay
Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5 % or alternatively at a LIBOR rate plus 2.5%. The $2,000 term loan was repayable in 36 monthly installments of $17 with a balloon payment of the remaining balance due at the maturity in 2008. Interest on the term loan was payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of April 28,
2007, the Company had approximately $6,000 of availability under the North Fork
Facility, of which North Fork has reserved $1,000 against possible litigation settlements. The term loan was extinguished and the revolver was paid down to $0 with a portion of the proceeds received from a March 2007 Rights Offering discussed below. The North Fork Facility is subject to commitment fees of 0.5%
per annum on the daily-unused portion of the facility, payable monthly. The
Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventories, property plant and equipment, other assets and intellectual property in the US as well as 66% of the outstanding stock of its Italian subsidiary, Villa.

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

As of the end of the third quarter of fiscal 2007, the Company was in compliance with all covenants under the North Fork Facility.

On June 1, 2007, the North Fork Facility was amended and restated. The amendment increases the revolving credit facility to a maximum amount of $7,500 and provides a capital expenditure loan facility up to $1,500. Other changes to the terms and conditions of the original loan agreement include the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

In connection with the settlement reached on January 29, 2002 with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of the $2,000 of subordinated notes that were issued in April 2002 and matured in March 2007. The subordinated notes did not pay interest currently, but accrued interest at 6% per annum, and were recorded at issuance at a discounted present value of $1,519. The balance was paid on March 29, 2007 with a portion of the proceeds from a Rights Offering described below.

In addition to the domestic credit facilities described above, the Company has certain short-term credit facilities available at its Villa subsidiary, with interest rates ranging from 3.7% to 13.75%. The total amount outstanding on the
Villa short-term credit facilities at April 28, 2007 and July 29, 2006 was $0 and $3,287, respectively. In addition, as of April 28, 2007 and July 29, 2006, approximately $10,800 and $4,400, respectively, of excess borrowing availability, respectively, was in place under these facilities.

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

Villa also has a foreign credit facility with an interest rate of 4.9% with principal payable semi-annually through maturity in September 2007, and interest payable quarterly. The variable interest rate at April 28, 2007 and July 29,
2006 on the other foreign credit facility, based on the formula Euribor + 1.0%, was 4.9% and 3.7%, respectively.

Interest on the two Italian Government long-term loans is 3.43% and principal payments are due annually through February 2010, and September 2010. Villa's manufacturing facility is subject to a capital lease obligation, which matures in 2011 with an option to purchase. Villa is in compliance with all related financial covenants under these short and long-term financings.

SEGMENT INFORMATION
The Company has three reportable segments: Medical Systems Group, Power
Conversion Group and Other. The "Other" segment includes unallocated corporate costs. Interim segment information is as follows:

                                          Medical   Power
For three months ended                    Systems   Conversion
April 28, 2007                            Group     Group      Other      Total
-----------------------                   -------   -------   -------    -------
Net sales to external customers           $23,185   $ 3,937      --      $27,122
Cost of sales                              18,646     2,451      --       21,097
                                          -------   -------   -------    -------
Gross margin                                4,539     1,486      --        6,025

Operating expenses                          3,280       549       176      4,005
                                          -------   -------   -------    -------
Operating income (loss)                   $ 1,259   $   937   $  (176)   $ 2,020
                                          =======   =======   =======    =======

                                          Medical   Power
For three months ended                    Systems   Conversion
April 29, 2006                            Group     Group      Other      Total
-----------------------                   -------   -------   -------    -------
Net Sales to Unaffiliated Customers       $17,639   $ 3,165   $  --      $20,804
Cost of sales                              14,295     2,007      --       16,302
                                          -------   -------   -------    -------
Gross margin                                3,344     1,158      --        4,502

Operating expenses                          2,813       444       396      3,653
                                          -------   -------   -------    -------
Operating income (loss)                   $   531   $   714   $  (396)   $   849
                                          =======   =======   =======    =======

                                          Medical   Power
For nine months ended                     Systems   Conversion
April 28, 2007                            Group     Group      Other      Total
-----------------------                   -------   -------   -------    -------
Net sales to external customers           $63,706   $ 9,473      --      $73,179
Cost of sales                              50,169     6,239      --       56,408
                                          -------   -------   -------    -------
Gross margin                               13,537     3,234      --       16,771

Operating expenses                          9,081     1,684     1,198     11,963
                                          -------   -------   -------    -------
Operating income (loss)                   $ 4,456   $ 1,550   $(1,198)   $ 4,808
                                          =======   =======   =======    =======

                                          Medical   Power
For nine months ended                     Systems   Conversion
April 29, 2006                            Group     Group      Other      Total
-----------------------                   -------   -------   -------    -------
Net Sales to Unaffiliated Customers       $49,431   $ 9,606   $  --      $59,037
Cost of sales                              39,178     6,408      --       45,586
                                          -------   -------   -------    -------
Gross margin                               10,253     3,168      --       13,451

Operating expenses                          8,156     1,549     2,002     11,707
                                          -------   -------   -------    -------
Operating income (loss)                   $ 2,097   $ 1,649   $(2,002)   $ 1,744
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

On March 20, 2007, shareholders approved the 2007 Incentive Stock Plan. A total of 1,000,000 shares of the Company's common stock may be granted under the Plan.

During the quarter ended April 28, 2007, the Company granted options to purchase
39,000 shares of common stock under the 2007 Incentive Stock Plan at an exercise price of $2.11 per share that vest over four years. The fair value of these options was $58. During the nine months ended April 28, 2007, the Company granted options to purchase 449,000 shares at a weighted average price of $1.70 per share that vest over four years. The fair value of these options was $507.

The fair values of the grants awarded in the periods presented were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, estimated volatility of approximately 63% to 71%, risk free interest rate from 4.44% to 4.88% and the assumption that no dividends will be paid. Expected volatility is based on historical volatility of our stock. Risk free interest rates reflect the yield on zero-coupon U.S. Treasury securities.
SFAS 123 (R) requires that the Company estimate forfeitures for stock options and reduce compensation expense accordingly. The Company will evaluate experience against an estimated forfeiture rate of 2% going forward.

In the three months ended April 28, 2007 and April 29, 2006, the Company recorded $59 and $52, respectively, of compensation expense related to stock options. For the nine months ended April 28, 2007 and April 29, 2006, compensation expense related to stock options was $167 and $135, respectively.

At April 28, 2007, the aggregate intrinsic value of in-the-money options outstanding and options exercisable was $398 and $307, respectively. The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Cash proceeds and intrinsic value related to total stock options exercised during the first three and nine months of fiscal years 2007 and 2006 are as follows:

                                        Three Months Ended    Nine months Ended
                                         Apr 28,   Apr 29,    Apr 28,  Apr 29,
                                           2007      2006       2007      2006
                                        --------  --------   --------  --------
Proceeds from stock options exercised        $ 2     $173        $27     $239
Intrinsic value of stock options exercised     2      123         15      123

The Company expects future stock-based compensation related to awards granted through April 28, 2007 to be $503 through 2010.

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
in a disposition of the action. Accordingly, it appears that the action will proceed to trial. A status conference before the Court was held March 8, 2007, and subsequently, a trial date has been scheduled for October 1, 2007. The
Company and Del Medical intend to defend vigorously against Mr. Moeller's claims. Mr. Moeller is seeking $1,900 in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments. The Company has recorded an accrual of $100 relating to potential liability in the settlement of these claims.

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

RIGHTS OFFERING AND STOCKHOLDER'S RIGHTS PLAN

On December 12, 2006, the Company filed a registration statement for a subscription rights offering with the SEC that became effective January 30,
2007. Under terms of this rights offering, the Company distributed to shareholders of record as of February 5, 2007, non-transferable subscription rights to purchase one share of the Company's common stock for each share owned at that date at a subscription price of $1.05 per share. On March 12, 2007, the
Company completed the rights offering, selling 12,027,378 shares of its common stock at $1.05 per share. Total proceeds to the Company net of $262 of expenses related to the rights offering, was $12,367.

The purpose of this rights offering was to raise equity capital in a cost-effective manner with the proceeds being used for debt repayment, anticipated working capital needs and general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in businesses, products and technologies that Company management believes are complementary to the
Company's business.

In addition, on January 22, 2007, the Company entered into a stockholders rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one Common Stock purchase right for each outstanding share of the Company's
Common Stock. The Company's Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company's ability to realize the benefits of its net operating losses ("NOLs") and capital loss carryforwards.
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

SUBSEQUENT EVENT
On May 24, 2007, the Company's RFI subsidiary was served with a subpoena to testify before a grand jury from the United States District Court, Eastern
District of New York to provide items and records from its Bay Shore, NY offices regarding U.S. Department of Defense contracts and a search warrant from the
United States District Court, Eastern District of New York was issued and executed with respect to such offices. The Company believes it is in full compliance with the quality standards its customers require and is fully cooperating with investigators to assist them with their review. The Company's
RFI subsidiary is continuing to ship products to the U.S. Government as well as its commercial customers.

                 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of
Operations contain forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company's filings with the Securities and Exchange Commission including our
Annual Report on Form 10-K for the fiscal year ended July 29, 2006 and Current
Reports on Form 8-K.

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems. The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications. The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group. In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and
Administrative expenses. See "Segment Information" in Part I, Item 1 of this
Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2007 (this
"Quarterly Report") for discussions of the Company's segments.

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

DEFERRED INCOME TAXES
The Company accounts for deferred income taxes in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes,"
whereby it recognizes deferred tax assets and liabilities for temporary differences between its financial reporting basis and income tax reporting basis and for tax net operating loss carry forwards.

The Company periodically assesses the realization of its net deferred tax asset.
This evaluation is primarily based upon current operating results and expectations of future operating results. A valuation allowance is recorded if the Company believes its net deferred tax assets will not be realized. The
Company's assessment of realization is based on the more likely than not result.

During fiscal year 2006, the Company reported operating income on a consolidated basis and a business unit basis. However, the Company's other reporting segment incurred approximately $2.5 million in losses. This segment's losses are considered U.S. losses for income tax purposes, which resulted in a consolidated
U.S. taxable loss for fiscal year 2006. Based on this result and expectations of future results, the Company concluded that it should continue to carry a 100%
valuation allowance on its net U.S. deferred tax asset.

For its quarter and year-to-date ended April 28, 2007, the Company continues to carry a 100% valuation allowance on its net U.S. deferred tax asset.

The Company has recorded a non-U.S. tax provision with respect to the income of
Villa in all periods presented. While the Company can make no assurances that its Villa subsidiary will generate profits in the future, the Company believes that it is more likely than not that its $1.0 million Villa-related net deferred tax asset at April 28, 2007 will be realized.

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

VALUATION OF FINISHED GOODS INVENTORIES
In addition, the Company uses certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories. As of April 28, 2007, finished goods represented approximately 17.5% of the gross carrying value of total gross inventory. The
Company believes the estimation methodologies used to be appropriate and consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated net sales of $27.1 million for the third quarter of fiscal 2007 increased by $6.3 million or 30.4% from fiscal 2006 third quarter net sales of
$20.8 million primarily due to increased net sales at the Company's Medical
Systems Group. The Medical Systems Group's third quarter fiscal 2007 sales of
$23.2 million were $5.5 million or 31.4% more than the prior year's third quarter sales of $17.6 million due to increased international sales to the
Russian market, stronger than expected dental systems sales and increased sales of higher priced digital products. The Power Conversion Group's third quarter fiscal 2007 sales of $3.9 million increased by $0.8 million, or 24.5%, from last year's levels due primarily to increased sales in the transformer business.

Consolidated net sales of $73.2 million for the first nine months of fiscal 2007 increased by $14.2 million or 24.0% from fiscal 2006 net sales of $59.0 million, due to an increase in Medical Systems Group sales of $14.3 million offset by a decrease in Power Conversion Group sales of $0.1 million. Medical System Group's sales for the first nine months of fiscal 2007 of $63.7 million increased $14.3 million or 28.9% from the prior year's period primarily due to increased sales to the Russian market as well as stronger than expected dental and digital equipment sales as noted above. The Power Conversion Group's sales for the first nine months of fiscal 2007 of $9.5 million decreased by $0.1 million or 1.4%
from the prior year's levels due to lower government sales as a result of lower demand.

Consolidated backlog at April 28, 2007 was $39.8 million versus backlog at July
29, 2006 of approximately $22.4 million. The backlog in the Power Conversion
Group at April 28, 2007 decreased $1.1 million from levels at beginning of the fiscal year due to the shipping of orders affected by inventory procurement delays in Q-1 and Q-2 2007. There was an $18.5 million increase in the April 28,
2007 backlog of our Medical Systems Segment from July 29, 2006 reflecting strong bookings during the nine month period in international markets. Substantially all of the backlog should result in shipments within the next 12 months.

Gross margins as a percent of sales were 22.2% for the third quarter of fiscal
2007, compared to 21.6% in the third quarter of fiscal 2006 due primarily to product mix as more fully described below.

Gross margins as a percent of sales were 22.9% for the nine months ended April
28, 2007, compared to 22.8% for the nine months ended April 29, 2006. The 0.1%
variance is a result of the reversal of warranty reserves at the Medical Systems
Group of .5%, offset by lower margins associated with increased sales of our digital products, also at the Medical Systems Group of 0.4%. Generally, digital products have a higher selling price than the non-digital product offerings, but they also have a higher cost resulting in lower gross margin percentages.

Selling, General and Administrative expenses ("SG&A") for the third quarter of fiscal 2007 were $3.5 million (12.8% of sales) compared to $3.3 million (15.9%

of sales) in the prior year's third quarter. The increase in SG&A in the third quarter of fiscal 2007 reflects increased legal costs related to corporate issues.

SG&A for the first nine months of fiscal 2007 were $10.5 million (14.3% of sales) compared to $10.1 million (17.1% of sales) in the prior year's first nine months. The increase in SG&A in the first nine months of fiscal 2007 reflects increased corporate legal, accounting and severance costs, offset by reduced selling costs in the Power Conversion Group.

Research and development expenses ("R&D") for the third quarter of fiscal 2007 were $0.5 million (2.0% of sales) compared to $0.4 million (2.0% of sales) in the prior year's third quarter. The increase in R&D in the third quarter of fiscal 2007 reflects increased development costs associated with medical and dental equipment in the Medical Systems Group.

R&D for the first nine months of fiscal 2007 was $1.5 million (2.1% of sales)
compared to $1.2 million (2.0% of sales) in the prior year's first nine months.
The increase in R&D in the fiscal 2007 period reflects increased development costs associated with medical and dental equipment in the Medical Systems Group as discussed above.

Litigation settlement costs of $(0.1) and $0.5 million were recorded for the third quarter and first nine months of fiscal 2006, respectively. An accrual of
$0.5 million was made based on a November 2005 settlement of litigation filed during fiscal 2005 by the potential buyers of the Company's Medical Systems
Group, offset by a reversal of $0.1 million accrual related to previously settled litigation.

As a result of the foregoing, the Company recognized third quarter fiscal 2007 operating income of $2.0 million compared to an operating income of $0.8 million in the third quarter of fiscal 2006. The Medical Systems Group posted a third quarter fiscal 2007 operating profit of $1.3 million and the Power Conversion
Group showed operating profit of $0.9 million, offset by unallocated corporate costs of $0.2 million. The Medical Systems Group posted a third quarter fiscal
2006 operating profit of $0.5 million and the Power Conversion Group had operating profit of $0.7 million, offset by unallocated corporate costs of $0.4 million.

Operating income for the first nine months of fiscal 2007 was $4.8 million compared to an operating income of $1.7 million in the prior year period. The
Medical Systems Group had an operating profit of $4.5 million and the Power
Conversion Group achieved an operating profit of $1.5 million, offset by unallocated corporate costs of $1.2 million. The Medical Systems Group had an operating profit of $2.1 million for the first nine months of fiscal 2006 and the Power Conversion Group achieved an operating profit of $1.6 million, partly offset by unallocated corporate costs of $2.0 million.

Interest expense for the third quarter of fiscal 2007 of $0.2 million was slightly lower than prior year's third quarter of $0.3 million due to lower debt balances when compared to the prior year and interest income earned on net proceeds from the Rights Offering previously discussed.

Interest expense for the first nine months of fiscal 2007 of $0.9 million was unchanged from the prior year's first nine months interest expense as higher interest rates and higher average borrowings when compared to the prior year through February 2007 were offset by a reduction in borrowings as a result of the payment of our subordinated debentures and the revolving credit agreement and term loan with the proceeds of the Rights Offering in March 2007.

The Company did not provide for a U.S. domestic income tax benefit in fiscal
2007. With the exception of tax provisions and adjustments recorded at Villa, our Italian subsidiary, we recorded no adjustments to our current or net deferred tax accounts during the fiscal 2007 or fiscal 2006 periods.

Reflecting the above, we recorded net income of $1.1 million or $0.06 per share(basic and diluted) in the third quarter of fiscal 2007, as compared to a net loss of ($0.1) million, or ($0.01) per share(basic and diluted), during the third quarter of fiscal 2006. We recorded net income of $1.7 million or $0.12 per share (basic and diluted) in the first nine months of fiscal 2007, as compared to a net loss of ($0.6) million or ($0.06) per share (basic and diluted) in the first nine months of the prior year. The average shares outstanding for fiscal 2007 were higher than the comparable periods in the prior year due to the Rights Offering in the third quarter of fiscal 2007.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company funds it's investing and working capital needs through a combination of cash flow from operations, short-term credit facilities and the proceeds from the Rights Offering discussed above.

Working Capital -- At April 28, 2007 and July 29, 2006, the Company's working capital was approximately $22.7 million and $6.9 million, respectively. At such dates, we had approximately $6.1 million and $0.3 million, respectively, in cash and cash equivalents, the increase primarily due to net proceeds of the Rights
Offering discussed above offset by domestic revolver and debt repayments. As of
April 28, 2007, the Company had approximately $5.0 million of excess borrowing availability under our domestic revolving credit facility compared to $1.0 million at July 29, 2006.

In addition, as of April 28, 2007 and July 29, 2006, our Villa subsidiary had an aggregate of approximately $10.8 million of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities - For the nine months ended April 28, 2007, the Company generated approximately $2.1 million of cash from operations, compared to cash generated of $1.3 million in the prior fiscal year directly attributable to net changes in working capital accounts and better earnings in fiscal 2007.

Cash Flows from Investing Activities -- The Company has made $0.6 million of facility improvements and capital equipment purchases for the nine month period ended April 28, 2007 as compared to $0.5 million for the comparable prior year period ended April 29. 2006. In December, 2005, the Company acquired the remaining 20% of its Italian subsidiary for $2.6 million and other non-cash consideration.

Cash Flows from Financing Activities -- During the nine month period ended April
28, 2007, the Company repaid approximately $8.8 million of indebtedness on its domestic and Italian borrowings, as compared to net borrowings of approximately
$0.4 million in the prior year period. In addition, on March 12, 2007, the

Company generated $12.4 million as a result of the rights offering described below. Also during the nine month period ended April 28, 2007, the Company received proceeds from the exercise of warrants and options totaling $0.6 million as compared to $0.2 million in the prior year period.

The Company's contractual obligations including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended
July 29, 2006, has not changed materially at April 28, 2007 with the exception of adding a 2.0 million Euro loan and paying down domestic borrowings as described below.

Credit Facility and Borrowing -- On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business
Capital (the "North Fork Facility") and repaid the prior facility. The North
Fork Facility provides for a $6 million formula based revolving credit facility based on the Company's eligible accounts receivable and inventories as defined in the credit agreement. In addition, the Company borrowed $2 million under a term loan facility secured by the Company's Bay Shore, New York building.
Interest on the revolving credit borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5%. The $2 million term loan was repayable in monthly installments of $16,667 with a balloon payment of the remaining balance due at the maturity in 2008. Interest on the term loan was payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of April 28, 2007, the Company had approximately $6.0 million of availability under the North Fork
Facility, of which North Fork has reserved $1 million against possible litigation settlements. The term loan was extinguished and the revolver was paid down to $0 with a portion of the proceeds received from a March 2007 Rights
Offering discussed below. The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.
The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventories, property plant and equipment, other assets and intellectual property in the US as well as 66% of the outstanding stock of its Italian subsidiary, Villa.

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

As of the end of the third quarter of fiscal 2007, the Company was in compliance with all covenants under the North Fork Facility.

On June 1, 2007, the North Fork Facility was amended and restated. The amendment increases the revolving credit facility to a maximum amount of $7.5 million and provides a capital expenditure loan facility up to $1.5 million. Other changes to the terms and conditions of the original loan agreement include the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

In connection with the settlement reached on January 29, 2002, with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of the $2 million of subordinated notes that were issued in April
2002 and matured in March 2007. The subordinated notes did not pay interest currently, but accrued interest at 6% per annum, and were recorded at issuance at a discounted present value of $1.5 million. The balance was paid on March 29,
2007 with a portion of the proceeds from a Rights Offering described below.

In addition to the domestic credit facilities discussed above, the Company has certain short-term credit facilities available at its Villa subsidiary, with interest rates ranging from 3.7% to 13.75%. These facilities generally renew on a yearly basis and include overdraft, receivables and import export financing facilities. In addition, Villa is a party to various medium-term commercial and
Italian Government long-term loans. The total amount outstanding on the Villa short-term credit facilities at April 28, 2007 and July 29, 2006 was $0.0 million and $3.3 million, respectively. In addition, as of April 28, 2007 and
July 29, 2006, approximately $10.8 million and $4.4 million, respectively, of excess borrowing availability, respectively, were in place under these facilities.

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

Villa is also party to a foreign credit facility and Italian Government long-term loan with an interest rate of 4.9% with principal payable semi-annually through maturity in September 2007, and interest payable quarterly. The variable interest rate at April 28, 2007 and July 29, 2006 on the other foreign credit facility, based on the formula Euribor + 1%, was 4.9% and
3.7%, respectively.

Interest on the Italian Government long-term facilities is 3.4% with principal payable annually through February and September 2010. Villa's manufacturing facility is subject to a capital lease obligation, which matures in 2011 with an option to purchase. Villa is in compliance with all related financial covenants under these short and long-term financings.

EQUITY TRANSACTIONS
On December 12, 2006, the Company filed a registration statement for a subscription rights offering with the SEC that became effective January 30,
2007. Under terms of this rights offering, the Company distributed to shareholders of record as of February 5, 2007, non-transferable subscription rights to purchase one share of the Company's common stock for each share owned at that date at a subscription price of $1.05 per share. On March 12, 2007, the
Company completed the rights offering, selling 12,027,378 shares of its common stock at $1.05 per share. Total proceeds to the Company net of expenses related to the rights offering, was $12.4 million.

The purpose of this rights offering was to raise equity capital in a cost-effective manner with the proceeds being used for debt repayment, anticipated working capital needs and general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in businesses, products and technologies that Company management believes are complementary to the
Company's business.

In addition, on January 22, 2007, the Company entered into a stockholders rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of one Common Stock purchase right for each outstanding share of the Company's
Common Stock. The Company's Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company's ability to realize the benefits of its net operating losses ("NOLs") and capital loss carryforwards.
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

LITIGATION MATTERS
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
in a disposition of the action. A status conference before the Court was held
March 8, 2007, and subsequently, a trial date has been scheduled for October 1,
2007. The Company and Del Medical intend to defend vigorously against Mr.
Moeller's claims. Mr. Moeller is seeking $1.9 million in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments.
The Company has recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.

On May 24, 2007, the Company's RFI subsidiary was served with a subpoena to testify before a grand jury from the United States District Court, Eastern
District of New York to provide items and records from its Bay Shore, NY offices regarding U.S. Department of Defense contracts and a search warrant from the
United States District Court, Eastern District of New York was issued and executed with respect to such offices. The Company believes it is in full compliance with the quality standards its customers require and is fully cooperating with investigators to assist them with their review. The Company's
RFI subsidiary is continuing to ship products to the U.S. Government as well as its commercial customers.

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

ITEM 4T CONTROLS AND PROCEDURES

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

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's third fiscal quarter of 2007 ended April 28, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
in a disposition of the action. Accordingly, it appears that the action will proceed to trial. A status conference before the Court was held March 8, 2007, and subsequently, a trial date has been scheduled for October 1, 2007. The
Company and Del Medical intend to defend vigorously against Mr. Moeller's claims. Mr. Moeller is seeking $1.9 million in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments. The
Company has recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.

On May 24, 2007, the Company's RFI subsidiary was served with a subpoena to testify before a grand jury from the United States District Court, Eastern
District of New York to provide items and records from its Bay Shore, NY offices regarding U.S. Department of Defense contracts and a search warrant from the
United States District Court, Eastern District of New York was issued and executed with respect to such offices. The Company believes it is in full compliance with the quality standards its customers require and is fully cooperating with investigators to assist them with their review. The Company's
RFI subsidiary is continuing to ship products to the U.S. Government as well as its commercial customers.

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

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on March 20, 2007 (the
"Annual Meeting"), the Company's shareholders reelected four (4) members of the board of directors of the Company (Gerald M. Czarnecki, James R. Henderson,
General Merrill A. McPeak, James A. Risher) all of whom were incumbent directors elected at the Company's Annual Meeting of Stockholders held on June 13, 2006.

The votes cast for all nominees were as follows:

-------------------------------- ------------------------- ---------------------
STEEL NOMINEES:                  IN FAVOR                   WITHHELD
-------------------------------- ------------------------- ---------------------
Gerald M. Czarnecki              9,943,975                  154,517
-------------------------------- ------------------------- ---------------------
James R. Henderson               9,917,310                  181,182
-------------------------------- ------------------------- ---------------------
General Merrill A. McPeak        9,930,312                  168,180
-------------------------------- ------------------------- ---------------------
James A. Risher                  9,917,310                  181,182
-------------------------------- ------------------------- ---------------------

The votes cast for, against and abstain for the approval of the Company's 2007
Incentive Stock Plan and Broker No Votes were as follows:

--------------------------------    --------------------------------
FOR: 5,146,775                      AGAINST: 1,457,901
--------------------------------    --------------------------------
ABSTAIN: 11,291                     BROKER NO VOTES: 3,482,525
--------------------------------    --------------------------------

The votes cast for, against and abstain to ratify the appointment of BDO
Seidman, LLP as our independent registered public accountants for the fiscal year ending July 31, 2007 were as follows:

-------------------------------- ------------------------- ---------------------
FOR: 10,052,239                  AGAINST: 38,393           ABSTAIN: 7,860
-------------------------------- ------------------------- ---------------------

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

                                             DEL GLOBAL TECHNOLOGIES CORP.

                                             /s/ James A. Risher
                                             -----------------------------------
                                             James A. Risher
                                             Chief Executive Officer

                                             /s/  Mark A. Zorko
                                             -----------------------------------
                                             Mark A. Zorko
                                             Chief Financial Officer

Dated:    June 5, 2007

