Form 10-K
period 2007-07-28
DEL GLOBAL TECHNOLOGIES CORP
filed 2007-10-12
CIK 27748

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

                     For the fiscal year ended July 28, 2007
                                       OR
[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

      Commission file number 0-3319

                          DEL GLOBAL TECHNOLOGIES CORP.
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                New York                                  13-1784308
                --------                                  ----------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   11550 WEST KING STREET, FRANKLIN PARK, IL                60131
   -----------------------------------------                -----
    (Address of Principal Executive Offices)              (Zip Code)

        Registrant's telephone number, including area code (847) 288-7000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
           NONE                                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $0.10 Par Value ("Common Stock")
                 ----------------------------------------------
    Rights to Purchase Common Stock, par value $0.10 per share, distributed pursuant to Rights Agreement dated January 22, 2007
                         (Common Stock Purchase Rights)
                                (Title of Class)

   Indicate by check mark if the registrant is a well-known  seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No[X]

   Indicate by check mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No[X]

   Indicate  by check mark  whether  the  Registrant  (1) has filed all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No[ ]

   Indicate by check mark if disclosure of  delinquent  filers  pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

   Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule  12b-2 of the  Exchange  Act (Check one).
   Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

   Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Exchange Act Rule 12b-2). Yes [ ]  No[X]

   State the aggregate  market value of the voting and non-voting  common equity held by non  affiliates  computed by  reference to the price at which the common equity was last sold, or the average bid and asked price of such common  equity, as of the last business day of the registrant's  most recently  completed second fiscal quarter.

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
non-affiliates of the Registrant as of January 27, 2007 was $21,499,215.  Solely
for the purposes of this  calculation,  shares held by directors  and  executive officers of the  Registrant  have been excluded.  Such  exclusion  should not be deemed a determination  or an admission by the Registrant that such  individuals are, in fact, affiliates of the Registrant

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   As of September 7, 2007,  there were  24,130,808  shares of the  registrant's common stock outstanding.

  ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................17
  ITEM 6  SELECTED FINANCIAL DATA.............................................20
  ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................41
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,  AND DIRECTOR

                                       i

PART I

ITEM 1  BUSINESS

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

   The Company is headquartered in Franklin Park, IL. The mailing address of our headquarters  is 11550  West  King  Street,  Franklin  Park,  IL.  60131 and our
telephone number is 847-288-7000. Our Website is www.delglobal.com.  Through the
Investor  Relations  section  of our  Website,  we make  our  filings  with  the
Securities  and Exchange  Commission  ("SEC")  available as soon as  practicable after they are  electronically  filed  with the SEC.  These  include  our Annual
Report on Form 10-K,  Quarterly Reports on Form 10-Q and Current Reports on Form
8-K.

   The sale of Del High Voltage  Division  ("DHV"),  which was part of our Power
Conversion  Group,  was consummated on October 1, 2004 as described in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual
Report.  Accordingly,  this business is presented as a discontinued operation in all fiscal years presented and throughout this Form 10-K.

EMPLOYEES

   As of July 28,  2007,  we had 331  employees.  We believe  that our  employee relations  are  good.  None of our  approximately  194 US  based  employees  are represented by a labor union.  Employment by functional area as of July 28, 2007 is as follows:

Executive ................................................................     2
Administration and finance ...............................................    31
Manufacturing ............................................................   229
Engineering ..............................................................    35
Sales and Marketing ......................................................    34
                                                                             ---
Total ....................................................................   331
                                                                             ===

OPERATING SEGMENTS

   The operating  businesses  that we report as segments  consist of the Medical
Systems  Group and the Power  Conversion  Group.  For fiscal  2007,  the Medical
Systems Group segment  accounted for  approximately  87% of our revenues and the
Power Conversion Group segment  accounted for approximately 13% of our revenues.
Our  consolidated  financial  statements  include a non-operating  segment which covers unallocated corporate costs. For the fiscal year ended July 28, 2007, one of our Medical  Systems  Group  customers  accounted  for  approximately  12% of consolidated revenues and 11% of gross accounts receivable at July 28, 2007. For fiscal  years  ended July 29, 2006 and July 30,  2005,  no  individual  customer accounted for greater than 10% of total revenue or accounts receivable,  nor was either segment dependent upon a single customer or a few customers,  the loss of any one or more of which would have a material  adverse  effect on such segment.
For further information  concerning our operating  segments,  see Note 10 of the
Notes to  Consolidated  Financial  Statements  in Part II, Item 8 of this Annual
Report.  Our operating  segments and  businesses are summarized in the following table:

              DIVISION                       BRANDS               SUBSIDIARIES           FACILITIES
-----------------------------------  ----------------------  ------------------------  -------------------
MEDICAL SYSTEMS GROUP:
Medical Imaging....................  Del.Medical, Villa,     Del Medical Imaging Corp    Franklin Park, IL
                                     UNIVERSAL, DynaRad      ("Del Medical")

                                                             Villa Sistemi Medicali      Milan, Italy
                                                             S.p.A. ("Villa")
POWER CONVERSION GROUP:
Electronic Systems & Components....  RFI, Filtron, Sprague,  RFI Corporation ("RFI")     Bay Shore, NY
                                     Stanley

MEDICAL SYSTEMS GROUP

   Our Medical  Systems Group designs,  manufactures,  markets and sells medical and dental  diagnostic  imaging  systems  consisting of stationary  and portable imaging systems,  radiographic/fluoroscopic  systems, dental imaging systems and digital  radiography  systems.  Approximately 70% of this segment's revenues are attributed to Villa.

   Prior to December 23, 2005, the Company owned 80% of the Villa subsidiary. On
December 23, 2005,  the Company  acquired  the  remaining  20% of Villa for $2.6 million plus 904,762 restricted shares of Company common stock which were valued at $2.9 million. For further information concerning this acquisition, see Note 2 of the Notes to  Consolidated  Financial  Statements  in Part II, Item 8 of this
Annual Report.

   Medical imaging  systems of the types we manufacture use x-ray  technology to produce diagnostic images of matter beneath an opaque surface. An imaging system principally  consists of a high voltage power  supply,  an x-ray tube, a patient positioning  system,  and an image recording  system,  which is either film or a digital  detector.  X-rays are  generated  as a result of high  voltage  passing through a filament,  or cathode in an x-ray tube.  The cathode  emits  energized electrons  which  collide with a positively  charged  tungsten  anode within the tube. The collision of these energized  electrons with the anode emits the x-ray photons or x-rays.  The x-ray tube is surrounded by a lead shield which contains an opening and various filters to direct the x-rays towards the patient.

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

                      MEDICAL SYSTEMS GROUP MARKETS SERVED

            Hospitals                               Veterinary Clinics
            Teaching Institutions                   Chiropractic Clinics
            Medical Clinics                         Dental Offices
            Private Practitioners                   Military/Government
            Orthopedic Facilities                   Home Health Care Providers
            Imaging Centers

Our medical  imaging systems are sold under the Del Medical,  Villa,  UNIVERSAL, and DynaRad brand names.  The prices of our medical  imaging  systems range from approximately  $5,000 to $250,000  per unit,  depending  on the  complexity  and flexibility of the system.

The following is a description of our product lines in this segment.

PRODUCTS

   GENERAL  RADIOGRAPHIC  SYSTEMS  -  For  more  than  100  years,  conventional projection  radiography  has used  film to  create  x-ray  images.  Conventional technology requires that x-ray film be exposed and then chemically  processed to create a visible image for diagnosis.

   General Radiography  represents  approximately 40%-60% of the Medical Systems
Group's revenues  depending on the product mix within each period.  We produce a broad line of conventional  radiographic products used in outpatient facilities, as well as more  sophisticated  and expensive  x-ray systems  typically  used in hospitals and clinics.  For example,  our higher-end Advanced Radiography System

(ARSII) and U-ARC DRT  Digital  Radiographic  Systems  are  designed to meet the broad  requirements of a hospital or teaching  university's  radiographic  room, while our mid-range Del Medical and Villa Medical systems are suited more to the needs of medium sized hospitals, outpatient clinics and private practitioners.

   The  Moviplan  product  line  manufactured  under the Villa brand  includes a variety of configurations that fit a wide range of markets,  spanning from small private practices to hospitals,  with a specific accent on emerging countries. A leading model is the tomographic  version,  which allows users to take images of multiple sections of the body. This type of system is manufactured by relatively few companies worldwide.

   We  also  have a broad  range  of  products  serving  medical  practitioners, veterinarians and chiropractors  through our UNIVERSAL brand product line. These units are designed for durability,  are space  efficient,  rugged and are priced
more  economically.   Our  UNIVERSAL  medical  products  include  a  variety  of configurations  that can be  constructed  to best suit the needs of the  desired work  environment.  Our  UNIVERSAL  AVchoice  and  DVChoice  veterinary  line of products is designed with many of the same  attributes as the medical line.  Our
UNIVERSAL   chiropractic  line,  consisting  of  our  DCchoice,   Raymaster  and
PreciseView  product,   combine  precision  alignment  and  positioning  with  a
versatile Chiropractic imaging systems for both analog and digital applications.

   During fiscal 2006, we expanded our product  portfolio with the  introduction of the Del Medical U-ARC DRT Digital  Radiographic  System.  This system enables radiologists  to obtain better  patient images within a fraction of the time and with lower overall costs than traditional film-based systems.

   We  also  produce  a full  product  line  of  high  frequency  medical  x-ray
generators  which  economically   provide  superior  quality  x-ray  generation,
resulting in lower patient  dosage,  extended tube life and less blurring due to patient  motion  when  compared  to single  phase  generators.  We  continue  to investigate  arrangements with generator  suppliers on a global basis to further upgrade our medical x-ray generator offerings.

   RADIOGRAPHIC/FLUOROSCOPIC   SYSTEMS   -  We   produce   a   wide   range   of
radiographic/fluoroscopic,  or R/F,  systems  that are able to  perform  complex
x-ray  examinations  with contrast  liquids for sequential and real time images.
The Vision and  Viromatic  systems  are based on the  "classical  approach"  and require the operator to stay in close  contact to the equipment and the patient.
These systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque  solution  (typically barium) as it travels through the digestive  tract. The Apollo Remote R/F system and Mercury systems are based on the more modern "Remote  control"  technology and allow the  technologist and radiologist  to operate  the system and perform  the entire  examination  from a separate  room,  being  totally  shielded  from the  x-ray  source.  The  remote controlled  system is also the most  flexible  x-ray  imaging  unit as it allows skeletal, gastro-intestinal,  vascular, urological and gynaecological studies in the same room. Remote controlled  systems (Apollo Remote R/F system and Mercury)
are also widely used in connection with our digital  acquisition system DIVA, to perform digital image acquisition and real time angiographic examinations with a vast choice of image acquisition and post-processing  tools. The DIVA system can also be equipped  with DICOM  functionalities  that enable  images to be sent to centralized archival units, image reviewing workstations,  laser imagers, and in general allow the system to be fully integrated into PACS (Picture  Archival and
Communication  Systems)  networks  within a  hospital.  As of today,  the Apollo
Remote R/F system table, with a DIVA-D digital acquisition system represents the most sophisticated system and technology produced by the Medical Group.

   PORTABLE AND MOBILE MEDICAL X-RAY SYSTEMS - We sell portable x-ray  equipment under our DynaRad  brand  including  the HF-110A  and PHANTOM  systems,  for the military and home health care provider  markets.  Both of these portable systems
utilize  high   frequency,   microprocessor-controlled   technology  to  produce
consistent quality x-rays with the added advantages of being smaller, lighter in weight and more cost-effective than stationary x-ray systems.

   Larger and more powerful mobile units are also  manufactured  and distributed under the Villa brand and include the "Visitor" product line with high frequency generators  up to 30  kilowatts  that are  typically  used in  hospitals to take radiographic images directly at the patient's bed.

   DENTAL  SYSTEMS - We produce a broad  range of DC and AC  powered  intra-oral
(commonly known as bite wing) x-ray systems at our Villa facility.  In addition, our Rotograph  Plus and  Strato-2000  systems are utilized to perform  panoramic images for dental  applications.  The most recent addition to the dental product line are Direct  Digital  versions of Strato 2000 and  Rotograph,  which capture panoramic  images  directly in digital  format and can be  connected to a PC for image  reviewing and  post-examination  processing.  The relatively  small price differential  between  digital and analog  panoramic  units has triggered a very quick  shift  to  digital  technology  in the  marketplace  which  accounts  for approximately 11% of the volume of new units sold over the past two years.
The dental products are sold both with our own brand (Villa), as well as private labelled units to selected OEM customers.

   MAMMOGRAPHY  SYSTEMS - We currently  resell the Melody system  outside of the
US. The Melody unit is manufactured by a  European-based  manufacturer  and sold under the Villa brand.  Although we have exclusive use of the "Melody" name, our supplier markets a similar product in several competing markets.

   SURGICAL C-ARMS - We sell a mobile C-arm unit called "Arcovis 2000" under the
Villa brand.  The product is manufactured by a European  company that also sells similar products to other customers.

   MARKETING AND DISTRIBUTION

   Our  medical  imaging  systems  are  sold  in  the  US  and  internationally, principally by a network of over 300  distributors  worldwide.  Medical  imaging system  distributors  are  supported by our regional  managers,  area  managers, marketing managers and technical support groups, who train distributor sales and service  personnel  and  participate  in customer  calls.  Due to the  different markets and end use customers for dental as compared to medical imaging systems, dental  products are  distributed  by a separate  network of dental  dealers who target the dental  practitioners  market. In addition,  we do some private label manufacturing of dental product for certain OEM customers.

   Technical  support in the selection,  use and  maintenance of our products is provided to distributors and professionals by customer service  representatives.
We  also  maintain  telephone  hotlines  to  provide  technical   assistance  to
distributors  during regular business hours.  Additional product and distributor support is provided through  participation in medical equipment  exhibitions and trade specific advertising.

   We typically exhibit our products at annual  conferences,  including the RSNA
Conference in Chicago, the MEDICA Medical Conference in Dusseldorf, Germany, the
European  College of Radiology  (ERC)  Conference  in Vienna,  Austria,  and the
International Dental Show (IDS) in Cologne,  Germany and other venues worldwide.
Sales of the  Company's  products in North America are typically on open account with 30 day terms.  Our  products  are sold  worldwide  and payment is therefore secured by letter of credit to mitigate any potential  credit risk,  with longer terms being given to non-US customers as is customary in international business.
Our Company also has the capacity to participate in and win large  international tenders, which require careful assessment of the commercial aspects,  regulatory requirements,  production planning and financial exposure. Multi-million tenders have  been  awarded  to our  Villa  operation  in the last two  fiscal  years in countries, including Mexico, Lithuania, Romania, Russia and Vietnam.

   RAW MATERIALS AND PRINCIPAL SUPPLIERS

   The Medical Systems Group in most cases uses two or more alternative  sources of supply for each of its raw materials,  which consist  primarily of mechanical subassemblies,  electronic  components,  x-ray  tubes and x-ray  generators.  In certain instances,  however,  the Medical Systems Group will use a single source of supply  when  directed  by a  customer  or by need.  In order to  ensure  the consistent  quality of the Medical System Group's products,  the Company follows strict supplier  evaluation and  qualification  procedures,  and where possible, enters into  strategic  relationships  with its suppliers to assure a continuing supply of high quality critical components.

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

   COMPETITION

   Based on industry  data,  we believe our Medical  Systems Group is either the number one or number two supplier,  measured by market share, to the independent distributors  of  radiographic  equipment in North America.  Our Medical Systems
Group  competes  in two major  segments  of the highly  competitive,  world-wide
conventional   radiographic   and  R/F   products   marketplace.   Our  top-tier
conventional  radiographic  products  are sold  through  national,  regional and independent distributors. In 2006, the Medical Systems Group extended its access to the US market by entering into relationships with a national Group Purchasing
Organization  and  several  smaller  multi-hospital  networks.  The three  major competitors  in this market  segment are GE  Healthcare  Systems,  a division of
General Electric Company,  Siemens Medical  Solutions,  a division of Siemens AG and Philips Medical Systems, a division of Philips Electronics N.V. They compete with us on customer support,  features and breadth of product  offerings.  These larger  competitors  primarily  sell  directly to large  hospitals  and teaching institutions  and  sell a  broader  range  of  products  designed  to  outfit  a hospital's entire imaging requirements.  In Europe,  Africa, the Middle East and the Far  East,  competition  is also  represented  by  other  mid-tier  European companies,  as well as local manufacturers who mainly address the middle and low market tier.

   Our lower-tier  conventional  radiographic  products principally compete with several  small  companies  based  primarily  in  the  US  and  Europe.  In  some price-driven markets, we also find competition from Korean and Chinese products.
Most of these companies sell through  independent  distributors and compete with us  primarily  on price,  quality  and  performance.  We believe  that we can be differentiated  from our competitors based on our combination of price,  quality and  performance,  together  with the  strength  and breadth of our  independent distribution network, and the growth of our product portfolio.

   The  markets  for  our  products  are  highly   competitive  and  subject  to
technological  change and evolving  industry  requirements  and standards.  Cost containment and pricing is also a critical driving factor, given the threat that is being posed by the  aggressive  policies of Korean and Chinese  manufacturers attempting to capture  market shares out of their  boundaries.  Price erosion is not  only a  factor  in the  low-end  tier,  but also at top  level,  where  all companies,  including the large  multinationals  such as GE, Philips and Siemens are driving down their  prices.We  believe that these trends will  continue into the  foreseeable  future.  Some of our current and  potential  competitors  have substantially greater financial,  marketing and other resources than we do. As a result,  they may be able to adapt more quickly to new or emerging  technologies and changes in customer  requirements,  or to devote  greater  resources  to the promotion and sale of their products than we can.  Competition could increase if new companies enter the market or if existing  competitors  expand their product lines or intensify  efforts within existing  product lines.  Although we believe that our products are more cost-effective than those of our primary competitors, certain competing products may have other advantages which may limit our market.
There  can be no  assurance  that  continuing  improvements  in  current  or new competing products will not make them technically  equivalent or superior to our products in  addition to  providing  cost or other  advantages.  There can be no assurance that our current  products,  products under  development or ability to introduce new products will enable us to compete effectively.

   PRODUCT DEVELOPMENT

   It is generally accepted that digital radiography will continue to become the dominant  technology used in hospitals and imaging clinics  throughout the world over  the next 10 to 15  years.  Currently,  there  are a  number  of  competing technologies  available in connection with the digitization of x-ray images.  In addition,  there are substantial  hurdles which need to be addressed in terms of transitioning  radiology  practices  from the current  analog  environment  to a digital environment.  These ancillary issues include image storage and retrieval and  record  keeping.  However,  due to the high cost of this  technology,  many institutions  have not yet adopted  digital  technology.  In addition,  there is uncertainty as to which technology will be accepted as the industry-standard for image capture, and communication and storage of digital image information.

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

   Consequently,  our current  research and  development  spending is focused on both enhancing our existing conventional radiographic products and continuing to enhance  our  digital  radiographic  solutions  and  explore  partnerships  with strategic  vendors  in the  digital  marketplace.  The  introduction  of digital imaging is growing much faster in dental  application  where the cost difference between  traditional  and digital does not represent a significant  barrier.  In order  to more  fully  participate  in the  digital  dental  market,  Villa  has initiated a strategic  partnership  with a French company,  Owandy S.A.S.,  that provides the digital  solutions for dental panoramic units and Villa is offering a full line of digital panoramic units.

   Spending for  research  and  development  for our Medical  Systems  Group was approximately  $2.0 million for fiscal year 2007 and $1.6 million during each of fiscal years 2006 and 2005.

   TRADEMARKS AND PATENTS

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

   GOVERNMENT REGULATION

   Our medical imaging systems are medical devices and,  therefore,  are subject to  regulation  by the US  Food  and  Drug  Administration  (the  "FDA")  and to
regulation by foreign governmental  authorities.  We also are subject to various state and local regulations.  Regulatory  requirements include registration as a manufacturer,  compliance with established  manufacturing practices,  procedures
and  quality   standards,   strict   requirements   dealing   with  the  safety,
effectiveness and other properties of the products,  conformance with applicable industry standards, product traceability, adverse event reporting, distribution, record keeping, reporting,  compliance with advertising and packaging standards, labeling, and radiation emitting qualities of these products.  Failure to comply
can  result  in,  among  other  things,   the  imposition  of  fines,   criminal
prosecution,   recall  and  seizure  of  products,  injunctions  restricting  or precluding  production or distribution,  the denial of new product approvals and the withdrawal of existing product approvals.

   FDA'S PREMARKET CLEARANCE AND APPROVAL REQUIREMENTS

   In the US, medical  devices are classified  into three  different  categories over which the FDA applies  increasing levels of regulation:  Class I, Class II, and Class III. Del Medical  manufactures  several  Class I and Class II devices.
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

FOREIGN GOVERNMENT REGULATION

   Our products are also regulated  outside the US as medical devices by foreign governmental  agencies,  similar  to the  FDA,  and are  subject  to  regulatory requirements,  similar to the FDA's,  in the  countries in which we plan to sell our  products.  We work with our  foreign  distributors  to obtain  the  foreign regulatory  approvals  necessary  to market our  products  outside of the US. In certain foreign markets, it is necessary to obtain ISO 9001 certification, which
is  analogous  to  compliance  with  the  FDA's  Good  Manufacturing   Practices
requirements.  It is also  necessary  to obtain ISO 13485  certification,  which specifies  requirements  for  a  quality  system  to  be  used  for  design  and development,  production, installation and servicing of medical devices. We have obtained ISO 9001  certification  and ISO 13485  certification,  for both of our medical systems manufacturing  facilities.  In many European Community and other international locations it is necessary or desirable to have a "CE" (Communities of Europe) mark on our products.  This involves  substantial  testing by a third party such as Underwriters  Laboratories or Electronics Testing Laboratories and
for some devices,  a certificate  from a notified body declaring  conformance to applicable  directives and  regulations.  We have completed the necessary  third
party  testing  at  both   manufacturing   locations,   maintain  the  necessary
certifications  and are qualified to place the CE mark on all products  intended for  sale in such  countries.  The  time  and  cost  required  obtaining  market authorization  from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

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

   The Power Conversion Group provides  subsystems and components which are used in the manufacture of medical electronics,  military and industrial applications as follows:

                      POWER CONVERSION GROUP MARKETS SERVED

MILITARY                                  INDUSTRIAL
     Guidance & Weapons Systems              Induction Heating
     Communications                          Automotive
                                             Capital Equipment
COMMERCIAL
     Power Systems                        MEDICAL
     Telecommunications                      Radiation Oncology
     Satellite                               Magnetic Resonance Imaging ("MRI")
     Meteorological

PRODUCTS

   MILITARY  APPLICATIONS - Through our  relationships  with many of the federal government's top defense suppliers,  such as Raytheon,  Boeing,  Lockheed Martin and Northrop Grumman, we supply electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics. On May 24, 2007, the Company's RFI subsidiary was served  with a  subpoena  to testify  before a grand  jury of the United  States
District Court,  Eastern  District of New York to provide items and records from its Bay Shore,  NY offices  in  connection  with U.S.  DOD  contracts.  A search warrant from the United States District Court,  Eastern District of New York was
issued and executed with respect to such offices.  The Company  believes that it is in full compliance with the quality  standards that its customers require and is fully  cooperating with  investigators to assist them with their review.  The
Company's RFI  subsidiary is continuing to ship products to the U.S.  Government as well as to its commercial customers.

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

   MARKETING, SALES AND DISTRIBUTION

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

   RAW MATERIALS AND PRINCIPAL SUPPLIERS

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

   COMPETITION

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

   PRODUCT DEVELOPMENT

   We  have a well  developed  engineering  and  technical  staff  in our  Power
Conversion Group. Our technical and scientific  employees are generally employed in the  engineering  departments at our RFI business unit, and split their time, depending on business mix and their own technical background, between supporting existing  production  and  development  and  research  efforts  for new  product variations or new customer  specifications.  Our products include  transformers, noise  suppression  filters and high  voltage  capacitors  for use in  precision regulated high voltage  applications.  Noise suppression  filters and components are used to help isolate and reduce the electromagnetic  interference  (commonly referred to as "noise")  among the different  components in a system sharing the same power source.  Examples of systems that use our noise suppression  products include aviation electronics,  mobile and land-based  telecommunication  systems and missile  guidance  systems.  No  significant  engineering  related  time was charged to research and  development  spending for the continuing  operations of the Power  Conversion  Group in fiscal  years  2007,  2006 or 2005.  These  time allocations  were minimal  because our technical and  scientific  employees were focused on  reshaping  our  production  and quality  practices  at our Bay Shore plant.

   TRADEMARKS AND PATENTS

   The majority of the Power Conversion Group's products are based on technology that is not  protected by patent or other  rights.  Within the Power  Conversion
Group, certain of our products and brand names are protected by trademarks, both in the US and internationally.  Our future success is dependent primarily on the technological expertise and management abilities of our employees.

   GOVERNMENT REGULATION

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

DISCONTINUED OPERATION

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

SEASONALITY

   Revenue  in both  operating  segments  is  typically  lower  during the first quarter of each fiscal  year due to the  shutdown  of  operations  in our Milan,
Italy (Medical Systems Group) and Bay Shore, New York (Power  Conversion  Group)
facilities  for  part of  August  as a result  of both  vacation  schedules  and year-end physical inventories.

BACKLOG

   Consolidated  backlog at July 28, 2007 was $28.4  million  versus  backlog at
July  29,  2006  of  approximately  $22.4  million.  The  backlog  in the  Power
Conversion  Group of  $16.6  million  increased  $0.3  million  from  levels  at beginning  of the fiscal  year while  there was a $5.7  million  increase in the fiscal  year end  backlog of our  Medical  Systems  Segment  from July 29,  2006 reflecting  strong  booking  during the  twelve  month  period in  international markets.  Substantially all of the backlog should result in shipments within the next 12 months.

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

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET AND WE CANNOT
PREDICT WHEN OR IF IT EVER WILL BE LISTED ON ANY NATIONAL SECURITIES EXCHANGE.

   Due to our past failure to comply with the United States Securities Laws, our common  stock was  suspended  from  trading  on the  NASDAQ  National  Market in
December  2000.  Current  pricing  information  on our  common  stock  has  been available  on the over the  counter  bulletin  board (the  "OTC")  published  by
National  Quotation  Bureau,  LLC. The OTC is an  over-the-counter  market which generally provides significantly less liquidity than established stock exchanges or the NASDAQ National Market, and quotes for stocks included in the OTC are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely in the OTC may be difficult to obtain,  and  shareholders may find it difficult to resell their shares.  In order to be re-listed,  we will need to meet certain  listing  requirements.  There can be no assurance  that we will be able to meet such listing requirements.

FAILURE  BY US TO  ADHERE TO OUR  ADMINISTRATIVE  AGREEMENT  WITH THE  DEFENSE
LOGISTICS  AGENCY COULD RESULT IN OUR DEBARMENT  FROM DOING  BUSINESS WITH THE
U.S. GOVERNMENT.

   On April 5, 2005, the Company announced that it had reached an administrative agreement with the U.S. Defense Logistics Agency (the "DLA"), a component of the
US  Department  of Defense  (the  "DOD"),  which  provides  that RFI will not be debarred from doing  business with the U.S.  Government  entities as long as RFI maintains its compliance  program and adheres to the terms of the administrative agreement. If RFI fails to maintain its compliance program or RFI or the Company fails to  adhere  to the terms of the  administrative  agreement,  the DLA could debar the Company from doing business with U.S. Government entities.

   On May 24, 2007,  the Company's RFI  subsidiary was served with a subpoena to testify  before  a grand  jury of the  United  States  District  Court,  Eastern
District  of New York and to provide  items and records  from its Bay Shore,  NY offices  in  connection  with U.S.  Department  of Defense  contracts.  A search warrant from the United States District Court,  Eastern District of New York was
issued and executed with respect to such offices.  The Company  believes that it is in full compliance with the quality  standards that its customers require and is fully  cooperating with  investigators to assist them with their review.  The
Company's RFI  subsidiary is continuing to ship products to the U.S.  Government as well as to its commercial customers.

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

A SHORTAGE OF AN ADEQUATE  SUPPLY OF RAW MATERIALS  COULD INCREASE OUR COSTS AND
CAUSE A DELAY IN OUR ABILITY TO SHIP PRODUCT AND FULFILL ORDERS. A LARGE PORTION
OF OUR  MANUFACTURING  COSTS CONSIST OF THE COST OF MATERIALS AND AN INCREASE IN
THESE COSTS COULD ADVERSELY IMPACT OUR GROSS MARGINS.

   We rely on external sources to supply raw materials,  which consist primarily of  mechanical  subassemblies,  electronic  components,  x-ray  tubes  and x-ray
generators  in  the  Medical   Systems  Group  and  electronic   components  and
subassemblies  and, metal  enclosures  for its products in the Power  Conversion
Group.  Our  ability  to meet  future  demand  and  manufacture  our  product is dependent on these sources of supply.  If disruptions in these sources of supply cause shortages of raw materials, our ability to ship products to customers will be  impacted.  In  addition,  due to the high  material  cost  component  of our manufactured  goods, our gross margins would be adversely  impacted by increases in raw  material  costs we may be unable to pass along to our  customers  due to market conditions.

DUE TO THE SIGNIFICANCE OF OUR INTERNATIONAL  OPERATIONS,  POLITICAL OR ECONOMIC
CHANGES  IN THE  VARIOUS  COUNTRIES  OR REGIONS  WE  MANUFACTURE  IN OR SELL OUR
PRODUCTS TO COULD IMPACT OUR FINANCIAL CONDITION.

   International sales, including product manufactured at our facility in Milan,
Italy,  as well as  product  manufactured  in the US,  comprised  66% and 64% of consolidated revenues for fiscal years 2007 and 2006,  respectively.  Our future results  could be  adversely  affected  by a  variety  of  international  risks, including unfavorable foreign currency exchange rates;  difficulties in managing and staffing  international  operations,  political or social  unrest;  economic instability or natural  disasters;  environmental or trade protection  measures;
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

THE COMPANYS WORKING CAPITAL NEEDS ARE FINANCED IN PART BY CREDIT FACILITIES
WITH U.S. AND ITALIAN BANKS.  THE COMPANY HAS NEEDED TO OBTAIN WAIVERS FROM
ITS U.S. LENDERS FOR COVENANT VIOLATIONS DUE TO LESS THAN ANTICIPATED
OPERATING RESULTS.

      On December 6, 2006,  the Company and its U.S.  lender signed an amendment to its U.S. revolving credit and term loan credit facility which waived covenant violations  existing as of October 28. 2006 and adjusted the financial covenants for future periods based on a business plan the Company  provided to its lender.
Although  the Company was in  compliance  with all  covenants  of its  revolving credit  and term  loan  facility  as of July 28.  2007  and the  Company  had no outstanding  borrowings under these agreements,  should the Company's results be less that  anticipated  in the  business  plan,  the  Company  could have future covenant  violations.  If the  Company  and its lender  were  unable to cure the violations by signing a waiver  agreement,  or through other means,  the Company could be in default  under its foreign and domestic  credit  agreements  and the banks  would have the  ability to stop  revolving  credit  borrowings  under the facility or accelerate the maturity of any outstanding  balances.  If additional sources  of debt or  equity  capital  were not  available  at that  point,  such acceleration  could have a material  adverse  impact on the Company's  financial position.

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

POTENTIAL  PAYMENTS  REQUIRED UNDER A CHANGE OF CONTROL  AGREEMENT WITH A FORMER
CEO COULD UNDULY BURDEN OUR COMPANY.

   The Company's  employment  agreement with Samuel E. Park, a former CEO of the
Company,  provides for payments upon certain  changes of control.  The Company's
Board of Directors  elected at the Company's Annual Meeting of Shareholders held on May 29, 2003,  had reviewed  the "change of  control",  provisions  regarding payments totaling up to approximately  $1,800,000 under the employment agreement between  the Company  and Mr.  Park.  As a result of this review and based upon, among  other  things,  the advice of special  counsel,  the  Company's  Board of
Directors  has  determined  that no  obligation  to pay these  amounts  has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally  informed the Company that,  after reviewing the matter with his counsel, he believed  that the  obligation to pay these  amounts has been  triggered.  On
October  27,  2003,  the  Company  received  a letter  from Mr.  Park's  counsel demanding  payment  of  certain  sums and other  consideration  pursuant  to the
Company's  employment agreement with Mr. Park, including these change of control payments.  On November  17,  2003,  the Company  filed a complaint in the United
States District Court, Southern District of New York, against Mr. Park seeking a declaratory  judgment  that no change in  control  payment  was or is due to Mr.
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

THE  SEASONALITY  OF OUR REVENUE MAY ADVERSELY  IMPACT THE MARKET PRICES FOR OUR
SHARES.

   Our revenue is typically  lower during the first  quarter of each fiscal year due to the shut-down of operations in our Milan,  Italy and Bay Shore,  New York facilities for part of August.  This seasonality causes our operating results to vary from quarter to quarter and these  fluctuations  could adversely affect the market price of our common stock.

A  SIGNIFICANT  NUMBER OF OUR SHARES WILL BE AVAILABLE FOR FUTURE SALE AND COULD
DEPRESS THE MARKET PRICE OF OUR STOCK.

   As of September 7, 2007,  an  aggregate  of  24,130,808  shares of our common stock were  outstanding.  In  addition,  as of  September  7,  2007,  there were outstanding  warrants to purchase 537,304 shares of our common stock and options to purchase 1,913,995 shares of our common stock,  1,522,245 of which were fully vested. Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future  ability to raise capital through offerings of our equity  securities.  A large volume of sales by holders  exercising  the warrants or options  could have a  significant adverse impact on the market price of our common stock.

WE HAVE A LIMITED TRADING MARKET AND OUR STOCK PRICE MAY BE VOLATILE.

   There  is a  limited  public  trading  market  for our  common  stock  in the
Over-the-Counter  "OTC"  Market.  We cannot  assure  you that a regular  trading market for our common stock will ever develop or that, if developed,  it will be sustained.

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

THE COMPANY MAY SUBMIT,  FROM TIME TO TIME,  PROPOSALS TO  SHAREHOLDERS TO AMEND
THE COMPANY'S  CERTIFICATE OF  INCORPORATION OR TO INCREASE THE NUMBER OF COMMON
SHARES AUTHORIZED.

   At a special  meeting of  shareholders  of the Company  held on November  17,
2006,  the Company's  shareholders  approved an Amendment of the  Certificate of

Incorporation of the Company to increase the number of authorized  shares of the
Company's  common  stock,  par  value  $0.10  per  share,  from  twenty  million
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

ITEM 1B UNRESOLVED STAFF COMMENTS

    Not applicable

ITEM 2  PROPERTIES

   The  following is a list of our principal  properties,  classified by segment and subsidiary:

                                                        APPROX.
                                                         FLOOR                    OWNED/LEASED
                                                        AREA IN                   (EXPIRATION
SEGMENT                                LOCATION         SQ. FT.   PRINCIPAL USES  DATE IF LEASED)
--------------------------------- ------------------- ---------- ---------------- ---------------
MEDICAL SYSTEMS GROUP:
Del Medical Imaging Corp........   Franklin Park, IL    68,000         Corporate    Leased (2009)
                                                                   headquarters,
                                                                      Design and
                                                                   manufacturing

Villa...........................   Milan, Italy         67,000        Design and    Leased (2011)(1)
                                                                   manufacturing
POWER CONVERSION GROUP:
RFI.............................   Bay Shore, NY        55,000        Design and    Owned
                                                                   manufacturing

(1) Villa has the option to purchase  this  property at the  conclusion  of this lease.

   We believe that our current  facilities  are  sufficient  for our present and anticipated future requirements.  The Company's manufacturing  operations run on one  shift  and we have  the  ability  to add a second  shift,  if  needed.  The
Company's  domestic  credit  facilities  are secured,  in part, by a mortgage on
RFI's property.

ITEM 3  LEGAL PROCEEDINGS

   DOD  INVESTIGATION  - On March 8, 2002,  RFI, a subsidiary of the Company and the remaining  part of the Power  Conversion  Group  segment,  was served with a subpoena by the US Attorney for the Eastern  District of New York in  connection with an  investigation  by the DOD. RFI supplies  electro-magnetic  interference filters for  communications and defense  applications.  The DOD had investigated certain  past  practices  at RFI which  dated back to before 1996 and pertain to
RFI's  Military  Specification  testing,  record  keeping and general  operating procedures. Management retained special counsel to represent the Company on this
matter.  The  Company  cooperated  fully  with  this  investigation,   including
voluntarily  providing  employees  to be  interviewed  by the  Defense  Criminal
Investigative Services division of the DOD.

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

   In  connection  with this  settlement,  the Company  recognized an additional charge of approximately  $3.2 million in the second quarter of fiscal 2004. This charge  represents the  difference  between the $2.3 million charge taken during the  third  quarter  of  fiscal  2003,  and up to  $5.0  million  in  fines  and restitution,  plus  estimated  legal  and  professional  fees  related  to  this settlement.

   On September 30, 2004,  pursuant to the terms of the settlement,  the Company fulfilled its obligation under this agreement by paying to the US Government the sum of $5.0 million representing fines and restitution.  On October 7, 2004, RFI entered  a guilty  plea to a single  count  conspiracy  charge  pursuant  to the settlement and a criminal plea agreement. Sentencing occurred on March 15, 2005.
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

   On May 24, 2007,  the Company's RFI  subsidiary was served with a subpoena to testify  before  a grand  jury of the  United  States  District  Court,  Eastern
District of New York to provide items and records from its Bay Shore, NY offices in connection  with U.S. DOD contracts.  A search warrant from the United States
District  Court,  Eastern  District  of New York was  issued and  executed  with respect to such offices. The Company believes that it is in full compliance with the quality  standards that its customers  require and is fully cooperating with investigators to assist them with their review.  The Company's RFI subsidiary is continuing to ship products to the U.S.  Government as well as to its commercial customers.

EMPLOYMENT MATTERS - The Company had an employment agreement with Samuel Park, a previous Chief Executive  Officer  ("CEO"),  for the period May 1, 2001 to April
30, 2004. The employment agreement provided for certain payments in the event of a change in the control of the Company.

   On October 10,  2003,  the Company  announced  the  appointment  of Walter F.
Schneider as President  and CEO to replace Mr. Park,  effective as of such date.
As a result,  the  Company  recorded a charge of $0.2  million  during the first quarter  of fiscal  2004 to  accrue  the  balance  remaining  under  Mr.  Park's employment agreement.

   The Company's  employment agreement with Mr. Park, provided for payments upon certain  changes of control.  The  Company's  Board of Directors  elected at the
Company's Annual Meeting of Shareholders  held on May 29, 2003, had reviewed the
"change of control",  provisions regarding payments totaling up to approximately
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

Discovery in this matter was conducted and completed.  Following discovery,  the
Company and Mr. Park filed motions for summary judgment on the issues related to change in control and the amendment to the employment  agreement,  which motions have been fully submitted to the Court for  consideration.  To date, no decision has been  issued by the Court on these  motions.  If Mr.  Park  prevails  on his claims and the  payments he seeks are  required to be paid in a lump sum,  these payments may have a material  adverse effect on the Company's  liquidity.  It is not  possible to predict the outcome of these  claims.  However,  the  Company's
Board of Directors  does not believe that such a claim is  reasonably  likely to result in a material  decrease in the  Company's  liquidity  in the  foreseeable future. The Company has not recorded an accrual for any potential  settlement of this  claim as it has no basis  upon which to  estimate  either  the  outcome or amount of loss, if any.

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
subsequently,  a trial date had been  scheduled  for October 1, 2007.  The trial date  has  been  postponed  due to  the  unavailability  of a  witness  for  the plaintiff.  A trial date has been scheduled of January 28, 2008. The Company and
Del Medical  intend to defend  vigorously  against  Mr.  Moeller's  claims.  Mr.
Moeller is seeking $2.37 million in damages  consisting of alleged  income loss,
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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND ISSUER PURCHASES OF EQUITY SECURITIES

   Effective May 11, 2007,  our common stock  commenced  trading on the Over the
Counter  "OTC"  Bulletin  Board under the symbol  "DGTC.OB" and our warrants are traded under the symbol  "DGTCW.OB."  Prior to that, they had been traded on the
"pink sheets,", under the symbol "DGTC.PK" and "DGTCW.PK", respectively. The OTC is an over-the-counter  market which provides  significantly less liquidity than established stock exchanges or the NASDAQ National Market, and quotes for stocks included in the OTC are not listed in the  financial  sections of  newspapers as are those for established  stock exchanges and the NASDAQ National  Market.  Our securities  had been  suspended  from trading on the NASDAQ  National  Market on
December 19, 2000  because we had not filed an annual  report for the year ended
July 29, 2000 within the SEC's prescribed time period.

   At a special  meeting of  shareholders  of the Company  held on November  17,
2006,  the Company's  shareholders  approved an Amendment of the  Certificate of
Incorporation of the Company to increase the number of authorized  shares of the
Company's  common  stock,  par  value  $0.10  per  share,  from  twenty  million
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

   On December  12,  2006,  the Company  filed a  registration  statement  for a subscription  rights  offering  with the SEC that became  effective  January 30,
2007.  Under  terms  of  this  rights  offering,   the  Company  distributed  to
shareholders  of record as of  February 5, 2007,  non-transferable  subscription rights to purchase one share of the Company's  common stock for each share owned at that date at a subscription  price of $1.05 per share. On March 12, 2007, the
Company completed the rights offering,  selling  12,027,378 shares of its common stock at $1.05 per share.  Total  proceeds  to the  Company,  net of $275,000 of expenses related to the rights offering, were $12,354,000.

   The  purpose  of this  rights  offering  was to  raise  equity  capital  in a cost-effective  manner.  Approximately  $7,564,000 of the proceeds were used for debt repayment and the remainder  invested in short-term money market securities for anticipated working capital needs and general corporate purposes.  A portion of the net  proceeds  may  also  ultimately  be used to  acquire  or  invest  in
businesses,   products  and  technologies  that  our  management   believes  are
complementary to the Company's business. Remaining unused proceeds are currently invested in short-term money market securities.

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
Assuming  that the  Company  has future  earnings,  the  Company  may be able to realize  the  benefits of NOLs and capital  loss  carryforwards.  These NOLs and capital loss carryforwards constitute a substantial asset to the Company. If the
Company  experiences  an  "Ownership  Change,"  as defined in Section 382 of the
Internal   Revenue  Code,   its  ability  to  use  the  NOLs  and  capital  loss
carryforwards could be substantially limited or lost altogether. The Rights Plan imposes a significant penalty upon any person or group that acquires more than a certain  percentage of the Company's common stock by allowing other shareholders to acquire equity securities at half their fair values.

   As of September 4, 2007,  there were  approximately  797 holders of record of our common stock.  The  following  table shows the high and low sales prices per share of our common stock for the past eight  quarters,  as reported by the over the counter market. The over-the-counter  market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

FISCAL PERIOD                                                     HIGH     LOW
---------------------------------------------------------------- ------- -------
FISCAL 2007
 First Quarter.................................................  $ 2.05  $ 0.60
 Second Quarter................................................    2.30    1.55
 Third Quarter.................................................    2.40    1.20
 Fourth Quarter................................................    2.90    1.35
FISCAL 2006
 First Quarter.................................................  $ 3.15  $ 2.00
 Second Quarter................................................    3.95    2.80
 Third Quarter.................................................    4.50    2.95
 Fourth Quarter................................................    3.35    1.70

   We have not paid any cash  dividends,  except for the payment of cash in lieu of fractional  shares,  since 1983.  The payment of cash dividends is prohibited under our US credit facility.  We do not intend to pay any cash dividends in the foreseeable future.

   The following table  summarizes the securities  authorized for issuance under equity compensation plans as of the end of Fiscal Year 2007

                                                EQUITY COMPENSATION PLAN INFORMATION

                                                                      NUMBEROF                               NUMBER OF
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
                                                                     ISSUED UPON     WEIGHTED-AVERAGE   REMAINING AVAILABLE
                                                                     EXERCISE OF     EXERCISE PRICE OF  FOR FUTURE ISSUANCE
                                                                     OUTSTANDING        OUTSTANDING         UNDER EQUITY
                                                                  OPTIONS, WARRANTS  OPTIONS, WARRANTS      COMPENSATION
PLAN CATEGORY                                                         AND RIGHTS         AND RIGHTS            PLANS(1)
---------------------------------------------------------------- ------------------- ------------------ -------------------
Equity compensation plans approved by security holders:
  Stock Option Plan ............................................       1,913,995          $   3.51           941,000
Equity compensation plans not approved by security holders:
  Warrants issued in settlement of class action lawsuit (2) ....         573,516          $   1.50         Not applicable

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

PERFORMANCE GRAPH

   The following graph compares the yearly  percentage  change in the cumulative shareholder return on the Common Stock with The Nasdaq Market Index and the peer group index for the Standard  Industrial  Classification  Code ("SIC Code") 3844
for the period  commencing  August 3, 2002 and ending  July 28,  2007.  The peer group for SIC Code 3844 (X-Ray  Apparatus and Tubes) consists of 3 companies and includes:  American Science  Engineering  Inc.,  Hologic Inc., and Sirona Dental
Systems,  Inc. The graph assumes that $100 was invested on August 3, 2002 in the
Common Stock and in each of the other indices and assumes  monthly  reinvestment of all dividends.

                               COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
                          COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                         ------------------------ FISCAL YEAR ENDING ---------------------
COMPANY/INDEX/MARKET      8/03/2002  8/02/2003  7/31/2004  7/30/2005  7/29/2006  7/28/2007

DEL GLOBAL TECH CORP         100.00      71.43      82.54      86.00      53.97      74.60
X-RAY APPARATUS & TUBES      100.00      86.96     113.06     162.45     281.96     312.28
NASDAQ US ONLY               100.00     129.39     144.22     166.10     164.41     202.67

   This stock  price  performance  graph  shall not be deemed to be  "soliciting material" or "filed" or  incorporated  by  reference in future  filings with the
Commission,  or subject to the  liabilities  of Section 18 of the Exchange  Act, except to the extent that the Company specifically  incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

ITEM 6  SELECTED FINANCIAL DATA

   The selected income  statement data presented for the fiscal years ended July
28, 2007,  July 29, 2006 and July 30, 2005 and the balance sheet data as of July
28,  2007 and July 29,  2006 have been  derived  from our  audited  consolidated financial  statements  included  elsewhere  in this  Annual  Report.  The income statement  data for the years  ended  July 31,  2004 and  August 2, 2003 and the balance  sheet data as of July 30,  2005,  July 31, 2004 and August 2, 2003 have been  derived from  audited  financial  statements  not  included  herein.  This selected  financial  data should be read in  conjunction  with the  Consolidated
Financial  Statements and related notes included in Part II, Item 8,  "Financial
Statements  and  Supplementary  Data" thereto and  "Management's  Discussion and
Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of
this Form 10-K.

                                                                               FISCAL YEARS ENDED
                                                     ---------------------------------------------------------
                                                      JULY 28,    JULY 29,    JULY 30,    JULY 31,   AUGUST 2,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                    2007        2006        2005       2004(1)    2003(2)
--------------------------------------------------   ---------   ---------   ---------   ---------   ---------
INCOME STATEMENT DATA:
Net sales ........................................   $104,167    $ 83,014    $ 84,872    $ 83,827    $ 68,212
Gross margin .....................................     25,017      19,358      22,281      21,315      15,670
Selling, general and administrative ..............     14,590      13,619      16,452      15,907      17,904
Research and development .........................      2,013       1,562       1,636       1,562       1,593
Litigation settlement costs ......................       --           697         300       3,652       2,126
Facilities reorganization costs ..................       --          --          --          --           128
Operating income (loss) ..........................      8,414       3,480       3,893         194      (6,081)
Minority interest ................................       --           108         393         559         115
Provision for income taxes .......................      3,553       1,758       2,054       8,691       8,233
Income (loss) from continuing operation ..........      3,816         269         193     (10,729)    (15,173)
Discontinued operation ...........................       --          (175)        199      (5,095)        128
Net income (loss) ................................      3,816          94         392     (15,824)    (15,045)
Net income (loss) per share - Basic
Continuing operations ............................   $   0.24    $   0.02    $   0.02    $  (1.04)   $  (1.46)
Discontinued operation ...........................       --         (0.01)       0.02       (0.49)       0.01
                                                     --------    --------    --------    --------    --------
Net income (loss) per basic share ................   $   0.24    $   0.01    $   0.04    $  (1.53)   $  (1.45)
Net income (loss) per share - Diluted
Continuing operations ............................   $   0.23    $   0.02    $   0.01    $  (1.04)   $  (1.46)
Discontinued operation ...........................       --         (0.01)       0.02       (0.49)       0.01
                                                     --------    --------    --------    --------    --------
Net income (loss) per diluted share ..............   $   0.23    $   0.01    $   0.03    $  (1.53)   $  (1.45)
                                                     ========    ========    ========    ========    ========
Weighted average shares outstanding - Basic ......     16,155      11,244      10,490      10,334      10,376
Weighted average shares outstanding - Diluted ....     16,455      12,076      11,465      10,334      10,376

                                                                               AS OF
                                                     ---------------------------------------------------------
                                                      JULY 28,    JULY 29,    JULY 30,    JULY 31,   AUGUST 2,
                                                        2007        2006        2005        2004       2003
                                                     ---------   ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
Working capital ..................................   $24,977      $ 6,935     $10,122      $ 7,764     $13,598
Total assets .....................................    66,339       49,153      40,776       49,261      60,492
Long-term debt and subordinated note .............     5,398        5,133       6,454        7,038       7,100
Shareholders' equity .............................    30,196       12,814       9,228        7,775      22,979

   (1) Net loss for the year ended July 30,  2004  includes a $9,794  income tax provision related to the establishment of a deferred tax valuation allowance. In addition,  the net loss reflects the accrual of a $3,199  charge  related to the
DOD  investigation  of our RFI  subsidiary and $454 related to a motion filed in
February 2004 related to the warrants to purchase  common stock that were issued in fiscal year 2002. For more information about these legal charges, see Part I,
Item 3 "Legal Proceedings" of this Annual Report.

   (2) Net loss for the year ended August 2, 2003 includes  approximately $7,967 income tax provision  related to the  establishment  of a deferred tax valuation allowance.  In addition,  the net loss  reflects the accrual of a $2,347  charge related  to an  ongoing  DOD  Investigation  of our  RFI  subsidiary.  For  more information  about  the DOD  investigation,  see  Part I,  Item  3,  and  "Legal
Proceedings"  of  this  Annual  Report.  See  Notes  to  Consolidated  Financial
Statements included in Part II, Item 8," of this Annual Report.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

   In addition to other  information  in this Annual Report,  this  Management's
Discussion and Analysis of Financial Condition and Results of Operations contain
forward-looking   statements  within  the  meaning  of  the  Private  Securities
Litigation   Reform  Act  of  1995.   These  statements  are  based  on  current
expectations  and the  current  economic  environment.  We  caution  that  these statements  are not guarantees of future  performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our  ability to  implement  our  business  plan,  retention  of  management, changing industry and competitive  conditions,  obtaining  anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters.  Actual results could differ materially from those  expressed or implied in the  forward-looking  statements.  Important assumptions  and other  important  factors  that could cause  actual  results to differ materially from those in the forward-looking  statements are specified in the Company's filings with the SEC including the Company's Quarterly Reports and
Current Reports on Form 8-K.

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

   At a special  meeting of  shareholders  of the Company  held on November  17,
2006,  the Company's  shareholders  approved an Amendment of the  Certificate of
Incorporation of the Company to increase the number of authorized  shares of the
Company's  common  stock,  par  value  $0.10  per  share,  from  twenty  million
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

CRITICAL ACCOUNTING POLICIES

   Complete descriptions of significant accounting policies are outlined in Note
1 of the Notes to Consolidated Financial Statements included in Part II, Item 8,
"Financial  Statements and  Supplementary  Data" of this Annual  Report.  Within these  policies,  we have  identified the  accounting  for revenue  recognition, deferred tax assets and the allowance for obsolete and excess inventory as being critical  accounting  policies  due  to  the  significant  amount  of  estimates involved. In addition,  for interim periods, we have identified the valuation of finished  goods  inventory  as being  critical  due to the  amount of  estimates involved.

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

DEFERRED TAXES

   We  account  for  deferred  income  taxes in  accordance  with  Statement  of
Financial  Accounting  Standards  ("SFAS") No. 109 "Accounting for Income Taxes"
whereby  we  recognize   deferred  tax  assets  and  liabilities  for  temporary
differences between financial reporting basis and income tax reporting basis and for net operating loss carry forwards.

   We periodically  assess the realization of our net deferred tax assets.  This evaluation is primarily based upon current operating results and expectations of future operating  results.  A valuation  allowance is recorded if we believe our net deferred tax assets will not be realized. Our determination is based on what we believe will be the more likely than not result.

   During fiscal years 2007 and 2006 and 2005,  the Company  reported  operating income on a  consolidated  basis.  For tax  reporting  purposes,  the  Company's foreign tax reporting  entity was profitable  and its US tax reporting  entities incurred a taxable  loss.  Based on these  results  and  expectations  of future results,  the  Company  concluded  that  it  should  maintain  a 100%  valuation allowance on its net U.S. deferred tax assets.

   Because  the  Company's  foreign tax  reporting  entity was  profitable,  the
Company recorded a non-U.S.  tax provision in all periods  presented.  While the
Company can make no assurances that our foreign subsidiary will generate profits in the  future,  the Company  believes  that it is more likely than not that its
$1.0  million  Villa-related  net  deferred  tax assets at July 28, 2007 will be realized.

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

VALUATION OF FINISHED GOODS INVENTORIES

   In  addition,  we use certain  estimates  in  determining  interim  operating results.  The most  significant  estimates  in interim  reporting  relate to the valuation of finished goods inventories.  For certain subsidiaries,  for interim periods,  we estimate the amount of labor and overhead costs related to finished goods inventories. As of July 28, 2007, finished goods represented approximately
25.8% of the gross carrying value of our total gross  inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

FISCAL 2007 COMPARED TO FISCAL 2006

   Consolidated  net sales of $104.2  million for fiscal year 2007  increased by
$21.2  million,  or 25.5%,  from  fiscal 2006 net sales of $83.0  million,  with increases at both the Power  Conversion  Group and Medical  Systems  Group.  The
Medical Systems  Group's sales for fiscal 2007 of $91.0 million  increased $20.7 million,  or 29.5%, from the prior fiscal year, with increases primarily due to increased international sales as well as stronger than expected dental sales and increased sales of higher priced digital products.  The Power Conversion Group's sales for fiscal 2007 of $13.2 million  increased by $.5 million,  or 3.6%, from the prior year's levels, reflecting increased sales in the transformer business.

   Consolidated  backlog at July 28, 2007 was $28.4  million  versus  backlog at
July  29,  2006  of  approximately  $22.4  million.  The  backlog  in the  Power
Conversion  Group of  $16.6  million  increased  $0.3  million  from  levels  at beginning  of the fiscal  year while  there was a $5.7  million  increase in the fiscal  year end  backlog of our  Medical  Systems  Segment  from July 29,  2006 reflecting  strong  booking  during the  twelve  month  period in  international markets.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

   Gross  margins as a percent of sales were 24.0% in fiscal  2007,  compared to
23.3% in fiscal 2006. The Power  Conversion  Group margins were 37.3 % in fiscal
2007 as compared to 35.5% in fiscal 2006 reflecting increased margins in product mix and decreased  production  cost. For the Medical Systems Group,  fiscal 2007 gross margins of 22.1% were higher than gross margins of 21.1% in the prior year due  primarily  to the reversal of warranty  reserves as the warranty  period on several  specific  items  expired.  This  impact was  partially  offset by lower margins  associated with increased sales of digital products.  Generally digital product  have a higher  selling  price,  as well as a higher  cost than the non-
digital product offerings, resulting in lower gross margin percentage

   Selling,  General and  Administrative  expenses ("SG&A") for fiscal 2007 were
$14.6 million  (14.0% of sales)  compared to $13.6  million  (16.4% of sales) in fiscal 2006. The increase is primarily due to increased  corporate legal and bad debt expense offset by reduced selling cost in the Power Conversion Group.

   Litigation  settlement  costs of $0.7 million recorded in fiscal 2006 include the accrual of $0.6 million  based on a November  2005  settlement of litigation filed  during  fiscal  2005 by the  potential  buyers of the  Company's  Medical
Systems Group.  The Company  previously  disclosed  this  litigation but had not recorded any  affiliated  expense during fiscal 2005, as it had no basis at that time upon which to  estimate  either the  outcome or amount of loss.  The fiscal
2006 cost also includes the settlement of two employment  actions at our foreign subsidiary  totaling $0.2 million net of the reversal of a $0.1 million  accrual related to a previously settled litigation.  No additional litigation settlement costs were incurred during 2007.

   As a result of the above, we recognized  fiscal 2007 operating income of $8.4 million compared to operating income of $3.5 million in fiscal 2006. The Medical
Systems  Group had an  operating  profit of $7.5  million in fiscal 2007 and the
Power Conversion  Group achieved an operating profit of $2.4 million,  offset by unallocated corporate costs of $1.5 million. We recognized fiscal 2006 operating income of $3.5 million.  The Medical  Systems  Group had an operating  profit of
$3.6 million in fiscal 2006 and the Power Conversion Group achieved an operating profit of $2.4 million, offset by unallocated corporate costs of $2.5 million.

   Interest  expense of $1.0 million for fiscal 2007 was $0.3 million lower than the prior year due to a reduction in borrowings resulting from the paydown of US based debt with the proceeds of our March 2007 Right Offering  partially  offset by additional borrowings in Italy to support it's day to day operations.

   On a consolidated  basis,  the Company  recorded fiscal 2007 pretax income of
$7.4 million,  comprised of foreign pretax income of $8.2 million offset by a US pre-tax loss of $0.8 million. The related fiscal 2007 income tax expense of $3.6 million was due to foreign  taxes on the profits of Villa.  During  fiscal 2006, the Company recorded pretax income of $2.1 million which included foreign pretax income of $3.7 million,  offset by a US pretax loss of $1.6 million. The Company has not provided for any income tax benefits  related to the US pretax losses in either fiscal 2007 or fiscal 2006 due to uncertainty regarding the realizability of its US net operating loss carry forwards as explained in Critical  Accounting
Policies above.

   Fiscal 2006  Discontinued  Operations  reflects  the accrual of an  estimated liability  of $0.2  million  related to a New York State  Sales tax audit of the
Company's prior DHV business sold in October 2004.

   Reflecting  the above,  we recorded net income of $3.8 million,  or $0.24 per basic share and $0.23 per diluted  share,  in fiscal 2007,  as compared to a net income of $0.1 million, or $0.01 per basic and diluted share, in fiscal 2006.

FISCAL 2006 COMPARED TO FISCAL 2005

   Consolidated  net sales of $83.0  million for fiscal year 2006  decreased  by
$1.9  million,  or 2.2%,  from  fiscal  2005 net  sales of $84.9  million,  with decreases at both the Power  Conversion  Group and Medical  Systems  Group.  The
Medical  Systems  Group's sales for fiscal 2006 of $70.3 million  decreased $0.5
million,   or  0.7%,   from  the  prior  fiscal  year,  with  increases  at  our
international  location  across  several  product  lines,  more  than  offset by decreases at its  domestic  location.  International  sales for the prior fiscal period included shipments of $8.8 million under an international  Romanian sales order.  The Power  Conversion  Group's  sales for fiscal  2006 of $12.7  million decreased by $1.4 million,  or 9.9%,  from the prior year's  levels,  reflecting catch-ups  of late orders from  fiscal  2004  during  fiscal 2005 and  decreased demands  from an OEM  customer  in  fiscal  2006 due to a  planned  move of this production to a customer owned facility.

   Consolidated backlog at July 28, 2006, was $22.4 million, compared to backlog at July 30,  2005 of  approximately  $14.6  million.  The  backlog  in the Power
Conversion  Group  increased  $0.2 million  from levels at the  beginning of the fiscal year, and there was a $7.6 million increase in the backlog at our Medical
Systems Segment,  reflecting  increases of $0.4 million at our domestic location and $7.2 million at our international  location due to increased bookings during the fiscal  2006  period.  Substantially  all of the  backlog  should  result in shipments within the next twelve months.

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

   Selling,  General and  Administrative  expenses ("SG&A") for fiscal 2006 were
$13.6 million  (16.4% of sales)  compared to $16.5  million  (19.4% of sales) in fiscal 2005.  The  decrease in SG&A in fiscal 2006 is  primarily  due to reduced corporate legal and accounting costs of $0.7 million,  and reduced selling costs in both the Power  Conversion  Group and the Medical  Systems  Group of $0.6, as
well as due to higher  costs in fiscal  2005  related  to a review of  strategic alternatives of $1.0 million.

   Litigation  settlement  costs of $0.7 million recorded in fiscal 2006 include the accrual of $0.6 million  based on a November  2005  settlement of litigation filed  during  fiscal  2005 by the  potential  buyers of the  Company's  Medical
Systems Group.  The Company  previously  disclosed  this  litigation but had not recorded any  affiliated  expense during fiscal 2005, as it had no basis at that time upon which to  estimate  either the  outcome or amount of loss.  The fiscal
2006 cost also includes the settlement of two employment  actions at our foreign subsidiary  totaling  $0.2 million and the  reversal of a $0.1  million  accrual related to a previously  settled  litigation.  Fiscal 2005 included $0.3 million related to the final settlement of the previously disclosed DOD investigation of our RFI subsidiary.

   As a result of the above, we recognized  fiscal 2006 operating income of $3.5 million compared to operating income of $3.9 million in fiscal 2005. The Medical
Systems  Group had an  operating  profit of $3.6  million in fiscal 2006 and the
Power Conversion  Group achieved an operating profit of $2.4 million,  offset by unallocated corporate costs of $2.5 million. In fiscal 2005, the Medical Systems
Group had an  operating  profit of $5.6 million and the Power  Conversion  Group achieved an operating  profit of $2.8 million,  offset by unallocated  corporate costs of $4.5 million.

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

   On a consolidated  basis,  the Company  recorded fiscal 2006 pretax income of
$2.1 million,  comprised of foreign pretax income of $3.6 million offset by a US pre-tax loss of $1.5 million. The related fiscal 2006 income tax expense of $1.7 million was  primarily due to foreign taxes on the profits of Villa and includes a  provision  of $0.4  million in the US to provide  for  deferred  taxes on the undistributed earnings of Villa. During fiscal 2005, the Company recorded pretax income of $2.6 million which  included  foreign  pre-tax income of $3.8 million, offset by a US pretax loss of $1.2 million. The Company has not provided for any income tax  benefits  related to the US pretax  losses in either  fiscal 2006 or fiscal  2005  due  to  uncertainty  regarding  the  realizability  of its US net operating  loss carry  forwards as  explained  in Critical  Accounting  Policies above.

   Fiscal 2006  Discontinued  Operations  reflects  the accrual of an  estimated liability  of $0.2  million  related to a New York State  Sales tax audit of its
Valhalla  location,  including  the DHV  business  sold  in  October  2004.  The
Discontinued  Operations  operating  results for fiscal 2005 reflect income from operations of $0.2 million from the DHV division.

   Reflecting  the above,  we recorded net income of $0.1 million,  or $0.01 per basic and diluted  share,  in fiscal  2006,  as compared to a net income of $0.4 million, or $0.04 per basic share and $0.03 per diluted share, in fiscal 2005.

   LIQUIDITY AND CAPITAL RESOURCES

   FISCAL 2007 COMPARED TO FISCAL 2006

   We fund our investing and working capital needs through a combination of cash flow from operations and short-term  credit facilities and the proceeds from our
Right Offering discussed below.

   Working  Capital -- At July 28, 2007 and July 29, 2006,  our working  capital was approximately $25.0 million and $6.9 million,  respectively. The increase in ending  working  capital for fiscal  2007 as  compared  to fiscal  2006  relates primarily to unused cash and cash equivalents from the Rights Offering discussed below,  increases in ending inventories and accounts receivable and decreases in short-term debt offset by an increase in trade accounts payable.

   At July 28, 2007 and July 29, 2006 we had approximately $8.0 million and $0.3 million,  respectively,  in cash and cash equivalents. The increase is primarily due to cash generated from  operations,  the net proceeds of the Rights Offering discussed below, offset by domestic revolver and debt repayments. As of July 28,
2007, we had approximately  $9.0 million of excess borrowing  availability under our  domestic  revolving  credit  facility  compared to $1.0 million at July 29,
2006.

   In addition,  as of July 28, 2007 and July 29, 2006, our Villa subsidiary had an aggregate of approximately $11.0 million and $4.4 million,  respectively,  of excess borrowing  availability  under its various  short-term credit facilities.
Terms of the  Italian  credit  facilities  do not  permit  the use of  borrowing availability to directly finance operating activities at our US subsidiaries.

   Cash Flows from Operating Activities -- For the year ended July 28, 2007, the
Company generated  approximately $4.0 million of cash for continuing operations, compared to $0.3 million in the prior  fiscal year due  primarily to an increase in net  income and a larger  increase  in  accounts  and  income  taxes  payable partially offset by a larger increase in inventories.

   Cash Flows from Investing Activities -- We made approximately $0.8 million in facility  improvements  and capital  equipment  expenditures for the fiscal year ended July 28, 2007 and for the  comparable  prior fiscal year  period.  We also used  approximately $2.6 million to fund the cash portion of the purchase of the minority interest in our Italian subsidiary in fiscal 2006.

   Cash Flows from  Financing  Activities - During the year ended July 28, 2007, we generated  $4.2  million in net cash from  financing  activities  versus $2.1 million  for the  fiscal  year  ended  July 29,  2006 due  primarily  to the net proceeds of our Rights Offering completed in March of 2007, The Rights Offering, discussed  below,  generated  total  proceeds  to the  Company,  net of expenses related of $12.4 million.  Approximately  $7.6 million of the proceeds were used for debt  repayment  and the  remainder  invested  in  short-term  money  market securities.  In addition,  the Company  received  $0.7 million in payment of the exercise  price of stock  options and  warrants.  During the year ended July 29,
2006,  the Company  refinanced its domestic  credit  agreement and borrowed $2.0 million under a term loan. In addition,  the Company borrowed a net $0.8 million under  revolving  credit  facilities and received $0.2 million in payment of the exercise  price of stock  options.  The Company  made a total of $1.0 million in payments of long term debt during fiscal 2006.

   The following table  summarizes our contractual  obligations,  including debt and operating leases at July 28, 2007 (in thousands):
                                                        WITHIN     2-3     4-5     AFTER 5
                                           TOTAL (1)    1 YEAR    YEARS   YEARS     YEARS
                                          -----------   ------   ------   ------   --------

Long-Term Debt Obligations ............     $3,834      $  698   $1,968   $  899    $  269
Capital Lease Obligations .............      2,650         389      860    1,401      --
 Interest .............................        479         166      250       63      --
Operating Lease Obligations ...........        759         329      355       75      --
                                            ------      ------   ------   ------    ------
Total Contractual Cash Obligations ....     $7,722      $1,582   $3,433   $2,438    $  269

(1)   As of July 28, 2007, we did not have any outstanding  borrowings under our revolving credit facilities in the US or in Italy.

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
Interest on the  revolving  credit  borrowings  is payable at prime plus 0.5% or alternatively  at a LIBOR rate plus 2.5%. The $2 million term loan was repayable in 36 monthly  installments  of $16,667 with a balloon  payment of the remaining balance  due at the  maturity  in 2008.  Interest  on the term loan was  payable monthly at prime plus 0.75% or a LIBOR rate plus 2.75%. As of July 28, 2007, the
Company had  approximately  $6.7  million of  availability  under the North Fork
Facility,  of  which  North  Fork  has  reserved  $1  million  against  possible litigation settlements. The term loan was extinguished and the revolver was paid down to $0 with a portion of the  proceeds  received  from a March  2007  Rights
Offering  discussed below. The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility,  payable monthly.
The Company granted a security  interest to the lender on its US credit facility in substantially all of its accounts receivable, inventories, property plant and equipment, other assets and intellectual property in the US.

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

   As of the  end of  fiscal  2007,  the  Company  was in  compliance  with  all covenants under the North Fork Facility.

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

   The Company  received a dividend from its Villa subsidiary in October 2006 of approximately  $1.560  million  which was used to pay down  amounts  outstanding under the North Fork Facility, in accordance with provisions of the facility.

   Our Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks. Currently,  these facilities are not being utilized and the balance due at July 28, 2007 is $0.  Interest rates on these  facilities are variable and currently range from 3.7-13.75%.

   In October 2006,  Villa entered into a 1.0 million Euro loan for financing of
R&D projects, with an option for an additional 1 million Euro upon completion of
50% of the  projects.  Interest  payable is at Euribor 3 months plus 1.3 points, currently  5.475%.  The spread may be reduced to 1.04 points upon  completion of the project if  objectives  are  achieved.  The note is repayable  over a 7 year term,  with  reimbursement  starting  in  September  2008.  The note  contains a financial covenant which provides that the net equity of Villa cannot fall below
5.0 million Euros. This covenant could limit Villa's ability to pay dividends to the US parent company in the event of future losses,  future  dividends or other events should cause Villa's equity to fall below the defined level.

   In December  2006,  Villa  entered into a 1.0 million Euro loan with interest payable at Euribor 3 months  plus 0.95  points,  currently  5.125%.  The loan is repayable in 4 years.

   Villa was party to a 1.6 million  Euro loan which was  extinguished  in March
2007.  Two final  installments  for a total of 0.3  million  Euro were repaid in fiscal year 2007.

   Villa is also party to two Italian  government  long-term  loans with a fixed interest rate of 3.425% with  principal  payable  annually  through  maturity in
February and September 2010. At the end of fiscal year 2007, total principal due is 2.3 million Euro. Villa manufacturing  facility is subject to a capital lease obligation  which  matures  in 2011  with an  option  to  purchase.  Villa is in compliance with all related financial  covenants under these short and long-term financings.

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

   On December  12,  2006,  the Company  filed a  registration  statement  for a subscription  Rights  Offering  with the SEC that became  effective  January 30,
2007.  Under the terms of this  Rights  Offering,  the  Company  distributed  to shareholders  of record as of  February 5, 2007,  non-transferable  subscription rights to purchase one share of the Company's  common stock for each share owned at that date at a subscription  price of $1.05 per share. On March 12, 2007, the
Company completed the Rights Offering,  selling  12,027,378 shares of its common stock at $1.05 per share. Total proceeds to the Company, net of expenses related to the Rights Offering, were $12.4 million.

   The  purpose  of this  Rights  Offering  was to  raise  equity  capital  in a cost-effective manner.  Approximately $7.6 million of the proceeds were used for debt repayment and the remainder  invested in short-term money market securities for anticipated working capital needs and general corporate purposes.  A portion of the net  proceeds  may  also  ultimately  be used to  acquire  or  invest  in businesses,  products  and  technologies  that Company  management  believes are complementary to the Company's business.

   In addition,  on January 22, 2007,  the Company  entered into a  stockholders rights  plan (the  "Rights  Plan").  The  Rights  Plan  provides  for a dividend distribution  of one Common Stock purchase right for each  outstanding  share of the Company's Common Stock. The Company's Board of Directors  adopted the Rights
Plan to protect stockholder value by protecting the Company's ability to realize
the   benefits  of  its  net   operating   losses   ("NOLs")  and  capital  loss
carryforwards.  The Company has  experienced  substantial  operating and capital losses in previous years.  Under the Internal Revenue Code and rules promulgated
by  the  IRS,  the  Company  may  "carry   forward"   these  losses  in  certain
circumstances  to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions. Assuming that the  Company  has future  earnings,  the Company may be able to realize the benefits of NOLs and capital  loss  carryforwards.  These NOLs and capital  loss carryforwards  constitute a  substantial  asset to the  Company.  If the Company experiences  an  "Ownership  Change," as defined in Section 382 of the  Internal
Revenue Code, its ability to use the NOLs and capital loss  carryforwards  could be substantially  limited or lost altogether.  In general terms, the Rights Plan imposes a  significant  penalty upon any person or group that  acquires  certain percentages  of the Company's  common stock by allowing  other  shareholders  to acquire equity securities at half their fair values.

   The Company had an employment  agreement  with Samuel Park, a previous  Chief
Executive  Officer  ("CEO"),  for the period May 1, 2001 to April 30, 2004.  The employment  agreement  provided for certain payments in the event of a change in the control of the Company.

   On October 10,  2003,  the Company  announced  the  appointment  of Walter F.
Schneider as President  and CEO to replace Mr. Park,  effective as of such date.
As a result,  the  Company  recorded a charge of $0.2  million  during the first quarter  of fiscal  2004 to  accrue  the  balance  remaining  under  Mr.  Park's employment agreement.

   The Company's  employment  agreement with Mr. Park provided for payments upon certain  changes of control.  The  Company's  Board of Directors  elected at the
Company's Annual Meeting of Shareholders  held on May 29, 2003, had reviewed the
"change of control",  provisions regarding payments totaling up to approximately
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
Discovery in this matter was conducted and completed.  Following discovery,  the
Company and Mr. Park filed motions for summary judgment on the issues related to change in control and the amendment to the employment  agreement,  which motions have been fully submitted to the Court for  consideration.  To date, no decision has been  issued by the Court on these  motions.  If Mr.  Park  prevails  on his claims and the  payments he seeks are  required to be paid in a lump sum,  these payments may have a material  adverse effect on the Company's  liquidity.  It is not  possible to predict the outcome of these  claims.  However,  the  Company's
Board of Directors  does not believe that such a claim is  reasonably  likely to result in a material  decrease in the  Company's  liquidity  in the  foreseeable future. The Company has not recorded an accrual for any potential  settlement of this  claim as it has no basis  upon which to  estimate  either  the  outcome or amount of loss, if any.

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
subsequently,  a trial date had been  scheduled  for October 1, 2007.  The trial date  has  been  postponed  due to  the  unavailability  of a  witness  for  the plaintiff.  A trial date has been scheduled of January 28, 2008. The Company and
Del Medical  intend to defend  vigorously  against  Mr.  Moeller's  claims.  Mr.
Moeller is seeking $2.37 million in damages  consisting of alleged  income loss, including salary and benefits,  and the present value of his alleged lost income and  benefits  in the future  after lump sum tax  adjustments.  The  Company has recorded an accrual of $0.1  million  relating  to  potential  liability  in the settlement of these claims.

   On May 24, 2007,  the Company's RFI  subsidiary was served with a subpoena to testify  before  a grand  jury of the  United  States  District  Court,  Eastern
District  of New York and to provide  items and records  from its Bay Shore,  NY offices  in  connection  with U.S.  Department  of Defense  contracts.  A search warrant from the United States District Court,  Eastern District of New York was
issued and executed with respect to such offices.  The Company  believes that it is in full compliance with the quality  standards that its customers require and is fully  cooperating with  investigators to assist them with their review.  The
Company's RFI  subsidiary is continuing to ship products to the U.S.  Government as well as to its commercial customers.

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

   The Company did not have any investments in unconsolidated  variable interest entities  or other off  balance  sheet  arrangements  during any of the  periods presented in this Annual Report on Form 10K.

   The Company  anticipates  that cash generated from the Rights  Offering noted
above,   operations  and  amounts  available  from  credit  facilities  will  be sufficient to satisfy currently  projected operating cash needs for at least the next twelve months.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

   In June 2006, the Financial  Accounting  Standards Board ("FASB") issued FASB
Interpretation No. 48 ("FIN 48"),  "Accounting for Uncertainty in Income Taxes -
an  interpretation  of FASB  Statement  No. 109,  "Accounting  for Income Taxes"
("SFAS  109")",  to clarify  the  accounting  for  uncertainty  in income  taxes recognized in an enterprise's  financial statements in accordance with SFAS 109.
This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement  recognition and measurement of a tax position taken or  expected  to be taken in a tax  return.  FIN 48 also  provides  guidance  on derecognition,  classification,  interest and  penalties,  accounting in interim periods,  disclosure, and transition. The provisions of FIN 48 are effective for fiscal years  beginning  after  December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's results of operations or its financial position.

   In  September  2006,  the  Securities  and Exchange  Commission  issued Staff
Accounting  Bulletin  ("SAB")  No. 108,  "Considering  the Effects of Prior Year
Misstatements  when Quantifying  Current Year  Misstatements."  SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing  materiality and allows for a one-time  cumulative effect transition  adjustment.  SAB 108 was effective for our fiscal year 2007 annual financial statements, and did not have any impact on our results of operations or our financial position.

   In September  2006, the FASB issued SFAS No 157,  "Fair Value  Measurements,"
which defines fair value,  establishes  a framework for measuring  fair value in generally accepted  accounting  principles,  and expands  disclosures about fair
value  measurements.   SFAS  No.  157  does  not  require  any  new  fair  value
measurements,  but provides guidance on how to measure fair value by providing a fair  value  hierarchy  used to  classify  the source of the  information.  This statement is effective for the Company  beginning  July 1, 2008. The Company has not  evaluated  the impact  that the  adoption  of SFAS No. 157 will have on its financial statements at this time.

   In February  2007,  the FASB  released  SFAS No. 159,  "Fair Value Option for
Financial Assets and Financial  Liabilities." This statement permits entities to choose to measure many  financial  instruments  and certain  other items at fair value.  This Statement is effective for financial  statements  issued for fiscal years beginning after November 15, 2007, and interim periods within those years.
The Company has not  evaluated the impact that the adoption of SFAS No. 159 will have on its financial statements at this time.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not  ordinarily  hold market  risk  sensitive  instruments  for trading purposes.  We do, however,  recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK

   Our US  revolving  credit  and  Italian  subsidiary's  long-term  debt  incur interest  charges that fluctuate with changes in market interest rates. See Note
8 of Notes to Consolidated  Financial  Statements included in Part II, Item 8 of this Annual  Report.  Based on the balances as of July 28, 2007,  an increase of
1/2 of 1% in interest rates would  increase  interest  expense by  approximately
$32,000  annually.  There is no assurance  that interest  rates will increase or decrease  over the  next  fiscal  year.  Because  we  believe  this  risk is not material,  we do not  undertake any specific  steps to reduce or eliminate  this risk.

FOREIGN CURRENCY RISK

   The financial  statements  of Villa are  denominated  in Euros.  Based on our historical results and expected future results, Villa accounts for approximately
54% to 61% of our  total  revenues,  based in part on the rate at which  Villa's
Euro  denominated  financial  statements  have been or will be converted into US dollars. In addition,  over the last three years, Villa has contributed positive operating  income, as compared to our consolidated  operating  losses.  Having a portion of our future income denominated in Euros exposes us to market risk with respect to  fluctuations  in the US dollar value of future Euro  earnings.  A 5%
decline in the value of the Euro in fiscal 2007, for example, would have reduced sales by approximately  $3.1 million,  and would have decreased our consolidated income  from  continuing  operations  by  approximately  $440,000  (due  to  the reduction in the US dollar value of Villa's operating income.)

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company,  including the notes to all such  statements  and other  supplementary  data are included in this report beginning on page F-1.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

   NONE

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

   The  Company,  under  the  supervision  and  with  the  participation  of the
Company's  management,  including James A. Risher,  Chief Executive Officer, and
Mark A. Zorko, Chief Financial  Officer,  has evaluated the effectiveness of the design and operation of the Company's  "disclosure controls and procedures",  as such  term is  defined  in Rules  13a-15e  and  15d-15e  promulgated  under  the
Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report.  Based upon that evaluation,  the Chief Executive Officer and  Chief  Financial  Officer  have  concluded  that the  Company's  disclosure controls and  procedures  were  effective as of the end of the period covered by this Annual Report to provide reasonable  assurance that information required to be  disclosed  by the  Company  in reports  that it files or  submits  under the
Securities  Act of 1934,  as amended,  is recorded,  processed,  summarized  and reported within the time periods specified in SEC rules and forms.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

   In the  ordinary  course of  business,  the Company  routinely  enhances  its information  systems by either upgrading its current systems or implementing new systems.  There were no changes in the Company's  internal  controls or in other factors that could  significantly  affect these  controls,  during the Company's fourth  quarter  ended July 28,  2007,  that have  materially  affected,  or are reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

ITEM 9B OTHER INFORMATION

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The names and ages of each director and executive officers of the Company, each of their  principal  occupations at present and for the past five (5) years and certain other information about each, are set forth below:

Name                              Age       All Offices With the Company     Director Since
-----------------------------    -----    ---------------------------------- --------------
Gerald M.  Czarnecki               67     Director                                2003

James R.  Henderson                49     Chairman of the Board and Director      2003

General Merrill A.  McPeak         71     Director                                2005

James A.  Risher                   65     Director,   President   and  Chief      2005
                                          Executive Officer

                                                                              Officer Since
                                                                              -------------
Mark A. Zorko                      55     Chief Financial Officer                 2006

Mark A. Koch                       48     Former   Treasurer  and  Principal      2004
                                          Accounting Officer                 Resigned 2006

GERALD M. CZARNECKI has been a member of the Company's  Board of Directors since
      June 3, 2003. He has served as the Chairman of The Deltennium Corporation, a privately held holding company ("Deltennium"),  since November 1995. Mr.
      Czarnecki  is  also  currently  serving  as  President  &  CEO  of  Junior
      Achievement  Worldwide,  Inc. and is Managing Director of O2Media Inc. Mr.
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
      Czarnecki has a B.S. in Economics  from Temple  University  and an M.A. in
      Economics from Michigan State University and is a CPA.

JAMES R. HENDERSON has been a member of the Company's  Board of Directors  since
      November  20,  2003 and  Chairman  of the Board  since May 12,  2005.  Mr.
      Henderson  has  served as a Vice  President  of Steel  Partners,  Ltd.,  a management and advisory company, since March 2002. Mr. Henderson served as a Vice President of Steel Partners Services, Ltd. from August 1999 through
      March 2002.  Mr.  Henderson  has served as President  and Chief  Operating
      Officer of WebFinancial Corporation  ("WebFinancial"),  which, through its operating subsidiaries,  operates in niche banking markets, since November
      2003 and as Chief  Operating  Officer and  Director  since June 2005.  Mr.
      Henderson has served as a director of Angelica Corporation,  an outsourced linen  management  services  provider to the  healthcare  industry,  since
      September  2006.  He has also served as President  of Gateway  Industries,
      Inc.,  a  provider  of  database   development   and  website  design  and
      development  services,  since December 2001. Mr. Henderson has served as a director of SL Industries,  Inc.  ("SLI"),  a manufacturer and marketer of power and data quality  systems and  equipment  for  industrial,  medical, aerospace and consumer  applications since January 2002. Mr. Henderson has served as a director of BNS  Corporation  since June 2004.  Mr.  Henderson served as a  director  of ECC  International  Corp.,  a  manufacturer  and marketer of computer  controlled  simulators  for  training  personnel  to perform  maintenance and operation  procedures on military  weapons,  from
      December 1999 until September 2003, and as acting Chief Executive  Officer from July 2002 until March 2003.  From January  2001 to August  2001,  Mr.
      Henderson served as President of MDM Technologies, Inc., a direct mail and marketing  company.  From 1996 to July 1999, Mr. Henderson was employed in
      various   positions  with  Aydin  Corporation  which  included  tenure  as
      President  and Chief  Operating  Officer  from  October 1998 to June 1999.
      Prior to his employment with Aydin Corporation, Mr. Henderson was employed as an executive with UNISYS Corporation, an e-business solutions provider.
      Mr. Henderson earned a B.S. in Accounting from the University of Scranton.

GENERAL MERRILL A. MCPEAK has been a member of the Company's  Board of Directors since  April 27,  2005.  General  McPeak is the  President  of McPeak  and
      Associates,  a  management-consulting  firm he  founded  in 1995.  General
      McPeak was Chief of Staff of the Air Force from  November  1990 to October
      1994, when he retired from active military service. General McPeak was for several years Chairman of ECC, International,  a Florida-based  simulation and training company.  He has served as a director of several other public companies,  including  Tektronix  and TWA.  Currently,  General  McPeak is
      Chairman  of  the  Board  of  Ethicspoint,   Inc.,  a  company   providing
      confidential  corporate governance compliance and whistleblower  reporting services.  He is a director of Sensis Corp., a privately held manufacturer of military  radars and civilian  air traffic  control  systems.  He is an investor in and  director of several  public and private  companies in the early development stage, including: Gigabeam (NASDAQ: GGBM), a supplier of high performance,  high availability  fiber-speed wireless communications;
      MathStar  (NasdaqGM:   MATH),  a  designer  and  marketer  of  specialized
      semiconductor  integrated  circuits;  and Quintessence  Photonics (OTC BB:
      QPCI.OB),  a designer and manufacturer of high  performance  semiconductor laser  diodes.  General  McPeak  received  a  Bachelor  of Arts  degree in economics  from San Diego State College and a Master of Science  degree in international relations from George Washington University.  He is a member of the Council on Foreign Relations, New York City.

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

ADDITIONAL EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS.

MARK A. ZORKO,  55, has served as our Chief  Financial  Officer  from August 30,
2006. He continues as a CFO Partner at Tatum, LLC, a professional  services firm where he has held financial  leadership positions with public and private client companies.  From 1996 to 1999, Mr. Zorko was Chief  Financial  Officer and Chief
Information  Officer for Network  Services  Co., a privately  held  distribution company.  His prior experience includes Vice President,  Chief Financial Officer and  Secretary of Comptronix  Corporation,  a publicly  held  electronic  system manufacturing company, corporate controller for Zenith Data Systems Corporation, a computer  manufacturing and retail  electronics  company,  and finance manager positions  with  Honeywell,  Inc. Mr. Zorko was a senior staff  consultant  with
Arthur  Andersen & Co. Mr. Zorko served in the Marine Corps.  from 1970 to 1973.
He has served as a director of Guardian  Technologies  International,  Inc.  Mr.
Zorko  is on the  audit  committee  for  Opportunity  Int'l,  a  microenterprise development organization,  and on the Board of Directors for St. Alexius Medical
Center.  Mr.  Zorko  earned a BS  degree  in  Accounting  from  The  Ohio  State
University,  an MBA from the  University of  Minnesota,  and completed the FEI's
Chief Financial Officer program at Harvard University.  He is a certified public accountant and a member of the National Association of Corporate Directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

   Section 16(a) of the  Securities  Exchange Act of 1934 requires the Company's officers  and  directors,  and  persons  who own  more  than  ten  percent  of a registered  class  of the  Company's  equity  securities,  to  file  reports  of ownership  on Form 3 and  changes  in  ownership  on  Form 4 or Form 5 with  the
Securities and Exchange Commission (the "Commission").  Such officers, directors and 10%  stockholders  are also  required  by  Commission  rules to furnish  the
Company  with copies of all Section  16(a) forms they file.  Based solely on its review of the copies of such forms  received  by it, or written  representations from certain reporting persons, the Company believes that during the fiscal year ended  July 28,  2007,  there  was  compliance  with all  Section  16(a)  filing requirements  applicable to its officers,  directors and 10%  stockholders.  The
Company  knows of no failures to file a required  Section  16(a) form during the fiscal year ended July 28, 2007.

ITEM 11 EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

      This  compensation  discussion  and  analysis  describes  the  elements of compensation  paid to each of the named  executive  officers  who  served in the fiscal  year  ended July 28,  2007.  The  discussion  focuses  primarily  on the information contained in the following tables and related footnotes but may also describe  compensation  actions taken before or after the last completed  fiscal
year  to  the  extent  that  such  discussion  enhances   understanding  of  our
compensation  philosophy or policies.  The  Compensation  Committee of the Board oversees the design and administration of our executive compensation program.

THE ROLE OF THE COMPENSATION COMMITTEE

      The Compensation  Committee is responsible for ensuring that the Company's executive  compensation policies and programs are competitive within the markets in which the Company  competes for talent and reflect the  long-term  investment interests of our shareholders.  The Compensation  Committee reviews and approves the executive compensation and benefits programs for all the Company's executive officers  annually,  usually in first  quarter of each fiscal year.  Any options that  are  granted  as  a  result  of  the  Compensation  Committee's  executive compensation  review  and  approval  process  are only  granted  upon full Board approval of the option  grant.  The strike  price of such  options is set at the closing price of the Company's stock on the day the options were granted.

      With respect to the Chief  Executive  Officer  ("CEO"),  the  Compensation
Committee  reviews and approves  corporate goals and  objectives,  evaluates the
CEO's performance  against these objectives,  and makes  recommendations  to the
Board regarding the CEO's compensation level based on that evaluation.

The CEO participates, together with the Compensation Committee, in the executive compensation process by:

          o approving  perquisites  valued  at less than  $10,000  per year (all perquisites valued at greater than this amount are still approved by the Compensation Committee);

          o participating   in  informal   discussions   with  the  Compensation
            Committee   regarding   satisfaction  of  performance   criteria  by
            executive officers, other than the CEO;

          o providing   the  Board  with   recommendations   as  to  who  should
            participate in the Del Global  Incentive  Stock Plan and the size of option grants to such participants; and

          o assigning  annual budget goals and other  objectives  that determine bonus awards for the CFO.

COMPENSATION PHILOSOPHY AND OBJECTIVES

      The Compensation  Committee is responsible for ensuring that the Company's executive  compensation policies and programs are competitive within the markets in which the Company  competes for talent and reflect the  long-term  investment interests of our shareholders. The goal of the executive compensation program is to (a)  attract,  retain and reward  executive  officers who  contribute  to the
Company's  success and (b) align executive  compensation with the achievement of the Company's  business  objectives  and the creation of  longer-term  value for shareholders.  The  Compensation  Committee  also  strives to balance  short and long-term  incentive  objectives by establishing  goals,  performance  criteria, evaluating  performance and determining  actual  incentive  awards that are both effective and efficient.  While the Compensation  Committee  believes that stock ownership  by  executive  officers is an  effective  way of aligning  the common interests of management  and  shareholders  to enhance  shareholder  value,  the
Company  has not  established  equity  ownership  guidelines  for its  executive officers.

RELATIONSHIP OF COMPANY PERFORMANCE TO EXECUTIVE COMPENSATION

      When determining executive  compensation,  the Compensation Committee also takes into account the executives'  performance in special  projects  undertaken during the past fiscal  year,  contribution  to  improvements  in our  financial situation,  development  of new products,  marketing  strategies,  manufacturing efficiencies  and other factors.  During the 2007 fiscal year, the  Compensation
Committee  focused  particularly  on progress with respect to improvement in the
Company's revenue growth,  operating earnings and the development of a long-term strategic  plan for the Company that provides a platform for growth and a return to shareholders.

      Satisfaction  of  certain  performance  criteria  (including   initiative,
contribution  to  overall  corporate  performance  and  managerial  ability)  is evaluated  after informal  discussions  with other members of the Board and, for all of the  executives  other than the CEO, after  discussions  with the CEO. No specific weight or relative  importance was assigned to the various  qualitative factors and compensation  information considered by the Compensation  Committee.
Accordingly,  the  Company's  compensation  policies and practices may be deemed subjective,  within an overall  published  framework based on both the financial and non-financial factors.

ELEMENTS OF COMPENSATION

      The  Company's   compensation  program  is  comprised  primarily  of  four
elements:  base salary,  annual cash bonuses,  long-term  equity  incentives and perquisites.  Together,  these four elements are structured by the  Compensation
Committee  to  provide  our  named  executive  officers  with  cumulative  total compensation  consistent with our executive  compensation  philosophy  described above.  Each of these elements  plays an important  role in balancing  executive rewards over short- and long-term periods, based on our program objectives.

1. BASE SALARY

      Our base  salary  levels  reflect  a  combination  of  factors,  including competitive  pay levels relative to our peers,  the  executive's  experience and tenure,  our overall annual budget for merit increases and pre-tax  profit,  the executive's  individual  performance,  and changes in responsibility.  We review salary levels annually to recognize these factors.  We do not target base salary at any particular percent of total compensation. The base salary for our CEO and
CFO is set forth in their  employment  agreements,  which are  described in more detail below.

      Our executive salary levels are intended to be consistent with competitive salary  levels and job  responsibilities  of each  executive.  Salary  increases reflect  competitive and economic trends, our overall financial  performance and the performance of the individual executive.

2. ANNUAL CASH BONUSES

      The  purpose of the annual cash bonus is to provide a  competitive  annual cash incentive  opportunity that rewards both the Company's  performance  toward corporate  goals and objectives  and also  individual  achievements.  The annual bonus is a short-term  annual  incentive  paid in cash pursuant to  arrangements that cover all executive  officers,  including the CEO, and provide that a bonus will be paid upon the  achieving  the  Company's  annual  budget  and  attaining specific  objectives  assigned by the Board of  Directors  of the  Company.  For fiscal year 2007,  our CEO and CFO were eligible to receive an annual bonus with a target of 60% and 45% of their annual base salary respectively.

3. LONG TERM EQUITY INCENTIVES

      A. DEL GLOBAL STOCK OPTION PLAN

      The purpose of the Del Global  Amended and Restated Stock Option Plan (the
"DGTC  Plan"),  is to provide for the  granting of incentive  stock  options and non-qualified  stock options to the  Company's  executive  officers,  directors, employees and consultants. The Compensation Committee administers the DGTC Plan.
Among other things, the Compensation  Committee:  (i) determines participants to whom  options may be granted and the number of shares to be granted  pursuant to each option, based upon the recommendation of our chief executive officer;  (ii)
determines the terms and conditions of any option under the DGTC Plan, including whether options will be incentive  stock options,  within the meaning of Section
422  of the  Internal  Revenue  Code  of  1986,  as  amended  (the  "Code"),  or non-qualified stock options; (iii) may vary the vesting schedule of options; and
(iv) may suspend,  terminate or modify the DGTC Plan. Any Compensation Committee recommendations of awards,  options or compensation  levels for senior executive officers are approved by the entire Board, excluding any management directors.

      Under the DGTC Plan,  incentive stock options have an exercise price equal to their fair market value as of the grant date and, unless earlier terminated, are  exercisable  for  a  period  of  ten  (10)  years  from  the  grant  date.
 Non-qualified stock options may have an exercise price that is less than, equal to or more than the fair  market  value on the grant date and,  unless  earlier terminated,  are  exercisable  for a period of up to ten (10)  years from their grant date.

      For the fiscal year ended July 28, 2007, under the terms of the DGTC Plan, the Company granted (a) James A. Risher an option to purchase  120,000 shares of the Company's  common stock and (b) Mark A. Zorko,  through two separate  option grants,  the first being  options to  purchase  60,000  shares of the  Company's common  stock and the second  being  options to  purchase  20,000  shares of the
Company's common stock.

      B. 2007 INCENTIVE STOCK PLAN

      The 2007 Incentive  Stock Plan (the "2007 Plan") is designed to provide an incentive  to, and to retain in the employ of the Company and any  Subsidiary of the Company,  within the meaning of Section 424(f) of the United States Internal
Revenue Code of 1986, as amended, directors, officers, consultants, advisors and employees  with valuable  training,  experience  and ability;  to attract to the
Company new  directors,  officers,  consultants,  advisors and  employees  whose services are  considered  valuable and to encourage the sense of  proprietorship and to  stimulate  the active  interest of such persons in the  development  and financial success of the Company and its Subsidiaries.

      The 2007 Plan is administered  by the  Compensation  Committee,  which has full power and  authority to designate  recipients of options (as defined in the
2007 Plan) and  restricted  stock under the 2007 Plan and to determine the terms and conditions of the respective  option and restricted  stock agreements and to interpret the provisions and supervise the  administration of the 2007 Plan. The
Compensation Committee also has the authority to designate which options granted under the 2007 Plan will be  incentive  options and which shall be  nonqualified options.

4. PERQUISITES

      The  Company's  compensation  program  also  includes  other  benefits and perquisites.  These benefits  include annual matching  contributions  to certain executive officers' 401(k) plan accounts, car allowances,  living allowances and tax gross-ups to cover taxes on certain benefits. We are selective in our use of perquisites,  attempting to utilize  perquisites that are within range of modest to competitive  within our industry.  The  Compensation  Committee has delegated authority to the CEO to approve such  perquisites for other executive  officers, but the  Compensation  Committee must separately  approve any  perquisites  that exceed $10,000 per year.

IMPACT OF TAX AND ACCOUNTING

      As a general  matter,  the  Compensation  Committee  always  considers the various tax and accounting implications of compensation elements employed by the
Company and attempts to structure such  compensation in a tax efficient  manner.
When  determining  amounts  of  long-term  incentive  grants to  executives  and employees,  the Compensation  Committee  examines the accounting cost associated with the grants.

      Current   compensation   levels  for  our  named  executive  officers  are
significantly  lower than $1 million at which tax  deductions  are limited under
Internal  Revenue Code  Section  162(m).  In the event that future  annual total compensation for any named executive  officer exceeds the $1 million  threshold, the  Compensation  Committee  intends to balance tax  deductibility of executive compensation  with its  responsibility  to retain and motivate  executives  with competitive  compensation  programs. As a result, the Compensation Committee may take such actions as it deems in the best interests of shareholders,  including:
(i) provide  non-deductible  compensation above the $1 million  threshold;  (ii)
require deferral of a portion of the bonus or other  compensation to a time when payment may be deductible by the Company;  and/or (iii) modify existing programs to qualify  bonuses and other  performance-based  compensation to be exempt from the deduction limit.

SUMMARY COMPENSATION TABLE

      The  following  table sets forth all  compensation  awarded to, paid to or earned by the  following  type of  executive  officers for the fiscal year ended
July 28, 2007: (i)  individuals  who served as, or acted in the capacity of, the
Company's  principal  executive officer for the fiscal year ended July 28, 2007;
(ii)  individuals  who served  as, or acted in the  capacity  of, the  Company's principal  financial  officer for the fiscal year ended July 28, 2007; (iii) the
Company's  most  highly  compensated  executive  officers,  other than the chief executive and chief financial officer, who were serving as executive officers at the end of the fiscal  year ended July 28,  2007 (of which  there were none) and
(iv) up to two  additional  individuals  for whom  disclosure  would  have  been provided  but for the fact that the  individual  was not serving as an executive officer of the  Company at the end of the  fiscal  year ended July 28,  2007 (of which there was one). We refer to these  individuals  collectively as our "named executive officers."

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                              ----------------------------------------------------
                                                      Bonus     Stock    Option        All Other
Name and Principal Position   Year   Salary ($)(1)   ($)(1)     Awards   Awards(5)   Compensation(2)    Total
---------------------------   ----   -------------   --------   ------   ---------   ---------------   --------

James A. Risher, Chief
Executive Officer             2007     $274,615      $224,324     $--     $ 51,171       $167,686      $717,796

Mark A. Zorko, Chief
Financial Officer             2007     $214,300      $131,291     $--     $ 23,526       $  6,844      $375,961

Mark A. Koch(3)
Treasurer and Principal
Accounting Officer            2007     $ 52,990      $   --       $--     $   --         $120,577(4)   $173,567

(1)   The figures  reported in the salary and bonus  columns  represent  amounts earned and accrued for each year.

(2)   The amounts in this column include the following executive perquisites and other compensation for fiscal year 2007:

         -------------------------------------------------------------------
                  Benefit              James A.      Mark A.        Mark A.
                                        Risher        Zorko          Koch
         -------------------------------------------------------------------
         (a)   Living allowance       $ 67,357           --             --
         -------------------------------------------------------------------
         (b)   Car Allowance              --         $  5,750           --
         -------------------------------------------------------------------
         (c)   401(k) Match               --           $1,094 (2(c))    --
         -------------------------------------------------------------------
         (d)   Tax Gross-Ups          $ 41,162           --             --
         -------------------------------------------------------------------
         (e)   Other                   $59,167(2(e))      --        $120,577 (4)
         -------------------------------------------------------------------
         (f)   Annual Total           $167,686       $  6,844       $120,577
         -------------------------------------------------------------------

NOTES:

2(c)  Company-matching   contribution   of  50%  of  the  first  4%  of  salary.
      Accelerated  vesting schedule (100% vested in Company  contributions after three (3) years of employment).

2(e)  During fiscal year 2007, but prior to Mr. Risher's appointment as CEO, Mr.
      Risher received $4,167 as compensation for his service to the Company as a
      Director and $55,000 for his service to the Company as a consultant.

(3)   Mr.  Koch  served as the  Company's  Treasurer  and  Principal  Accounting
      Officer until October 30, 2006.

(4)   Mr. Koch received  separation  payments  totaling  $120,577 in fiscal year
      2007.

(5)   Refer to Footnote 11  Shareholder  Equity in Item 8 "Stock Option Plan And
      Warrants"  for details of stock  option plan  terms,  SFAS 123R  valuation techniques and assumptions and the fair value of stock options granted.

Grants Of Plan-Based Awards:

--------------------------------------------------------------------------------
(a)                        (b)         (i)         (j)        (k)        (l)
--------------------------------------------------------------------------------
                                     All Other   All Other
                                      Stock       Option
                                      Awards:    Awards:
                                                            Exercise
                                      Number     Number of  or Base
                                     of Shares  Securities  Price of  Grant Date
                                     of Stock   Underlying   Option   Fair Value
                                     or Units    Options     Awards    of Stock
                          Grant                                       and Option
Name                       Date        (#)         (#)       ($/sh)   Awards ($)
--------------------------------------------------------------------------------
James A. Risher, Chief   8/31/2006      --      120,000(1)    1.50     118,800
Executive Officer
--------------------------------------------------------------------------------
Mark A. Zorko, Chief     8/31/2006      --       60,000(2)    1.50      59,400
Financial Officer        -------------------------------------------------------
                         11/17/2006     --       20,000(2)    2.00      26,200
--------------------------------------------------------------------------------
Mark A. Koch                  --        --         --         --          --
Treasurer and Principal
Accounting Officer
--------------------------------------------------------------------------------

      (1) Granted pursuant to the Company's DGTC Plan.

      These stock  options  vest and become  exercisable  as to one-half of such shares  on the  first  anniversary  of the date of the  grant and as to an additional 25% of such shares on the second and third anniversaries of the date of the grant, respectively.

      (2) Granted pursuant to the Company's DGTC Plan.

      These stock options vest and become  exercisable  as to 25% of such shares on the date of the option  grant and 25% on each of the first,  second and third anniversaries of the date of the grant.

   EMPLOYMENT AGREEMENTS

   A. JAMES A. RISHER EMPLOYMENT AGREEMENTS

   The Company and Mr. Risher entered into a Letter Agreement,  dated August 31,
2006 (the "Risher Employment Agreement"),  providing for Mr. Risher's employment with the Company as its CEO and  President.  Pursuant  to the Risher  Employment
Agreement,  Mr. Risher was entitled to an annual salary of $300,000 and received an option  grant to  purchase  120,000  shares  of the  Company's  common  stock pursuant to and in accordance  with the Company's DGTC Plan.  Such stock options vest  and  become  exercisable  as to  one-half  of  such  shares  on the  first anniversary  of the date of the grant and as to an additional 25% of such shares on the second and third  anniversaries  of the date of the grant,  respectively.
Under the terms of the Risher Employment  Agreement,  Mr. Risher also received a living  allowance of $6,200 per month.  In addition,  Mr. Risher was eligible to receive an annual  bonus with a target of 60% of his annual  base  salary  based upon  achieving the Company's  annual budget and attaining  specific  objectives assigned by the Board.  As a result of achieving  these  specific  objectives in fiscal year 2007, Mr. Risher received a bonus of $224,324.

   The Risher  Employment  Agreement  has been  superseded  by Letter  Agreement between the Company and Mr. Risher,  dated September 19, 2007, setting forth the terms  of Mr.  Risher's  continued  employment  by the  Company  as its  CEO and
President.  For fiscal year 2008, Mr. Risher shall receive an annual base salary of  $320,000 as well as a living  allowance  of $6,200 per month,  which  amount shall be "grossed up" for tax purposes. In addition, Mr. Risher will be eligible to receive an annual bonus with a target of 70% of his annual base salary, based on achieving the  Company's  annual  budget and  attaining  specific  objectives assigned by the Board.  The annual bonus can be anywhere  from 0% to 150% of the target.

   B. MARK A. ZORKO EMPLOYMENT AGREEMENT

   The Company and Mr. Zorko entered into a Letter  Agreement,  dated August 30,
2006 (the "Zorko Employment  Agreement),  which remains in effect as of the date hereof,  and provides for Mr. Zorko's  employment  with the Company as its Chief
Financial  Officer.  Pursuant to the Zorko  Employment  Agreement,  Mr. Zorko is
entitled  to an annual  salary  of  $245,000  and  received  an option  grant to purchase  60,000  shares  of  the  Company's  common  stock  pursuant  to and in accordance  with the Company's  DGTC Plan. Mr. Zorko is also entitled to receive an automobile  allowance of $575 per month. In addition,  Mr. Zorko was eligible to receive an annual  bonus with a target of 45% of his annual base salary based upon  achieving the Company's  annual budget and attaining  specific  objectives assigned by the CEO of the  Company.  As a result of  achieving  these  specific objectives in fiscal year 2007, Mr. Zorko received a bonus of $ 131,291.

   OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END:

                                      Option Awards                                                             Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
(a)                   (b)          (c)            (d)         (e)          (f)        (g)        (h)          (i)           (j)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Equity
                                                                                                                         Incentive
                                                                                                                            Plan
                                                                                                                           Awards:
                                                                                                             Equity      Market or
                                                Equity                                                      Incentive      Payout
                                               Incentive                            Number of    Market    Plan Awards:   Value of
                                              Plan Awards:                           Shares     Value of    Number of     Unearned
                   Number of     Number of     Number of                               or      Shares or    Unearned       Shares,
                  Securities    Securities    Securities                            Units of    Units of  Shares, Units   Units or
                  Underlying    Underlying    Underlying                           Stock That    Stock      or Other        Other
                  Unexercised   Unexercised   Unexercised    Option                   Have        That     Rights That      Rights
                   Options       Options       Unearned     Exercise     Option        Not      Have Not     Have Not     That Have
                     (#)           (#)         Options       Price     Expiration    Vested     Vested        Vested     Not Vested
Name              Exercisable  Unexercisable      (#)        ($)(1)       Date         (#)        ($)          (#)           ($)
------------------------------------------------------------------------------------------------------------------------------------
James A.
Risher, Chief      18,750(2)      6,250(2)        --         2.70       4/26/15
Executive           5,000(2)      5,000(2)        --         2.26       6/16/16          --        --           --           --
Officer            30,000(2)     90,000(2)        --         1.50       8/31/16
------------------------------------------------------------------------------------------------------------------------------------
Mark A. Zorko,
Chief Financial
Officer            15,000(2)     45,000(2)        --         1.50       8/31/16
                    5,000(2)     15,000(2)        --         2.00      11/17/16          --        --           --           --
------------------------------------------------------------------------------------------------------------------------------------
Mark A Koch,
former
Treasurer and
Principal
Accounting
Officer            10,000(2)       --             --          --          --             --        --           --           --
------------------------------------------------------------------------------------------------------------------------------------

(1)   The exercise price per share of each option was equal to the closing price of the shares of Common Stock on the date of grant.

(2)   Granted pursuant to the Company's DGTC Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

SEPARATION AGREEMENTS WITH CURRENT AND CERTAIN FORMER NAMED EXECUTIVE
OFFICERS.

MARK A. ZORKO

      Pursuant to the Zorko  Employment  Agreement,  Mr.  Zorko is entitled to a severance  payment in the event his  employment  is  terminated  by the  Company without  cause.  The  severance  payment  is  equal  to  one-year  base  salary,
(currently  $245,000).  The Company will make no such payment if  employment  is terminated for cause.

MARK A. KOCH

MR. KOCH SERVED AS THE  COMPANY'S  TREASURER AND  PRINCIPAL  ACCOUNTING  OFFICER
UNTIL OCTOBER 30, 2006.

   The Company entered into a Separation  Agreement and General Release dated as of September 7, 2006, (the "Koch  Separation  Agreement") with Mark A. Koch, the
Company's former Principal Accounting Officer. The Koch Separation Agreement was
filed as  Exhibit  99.01 to the  Company's  Current  Report on Form 8-K filed on
September 7, 2006. The Koch Separation  Agreement  provided that Mr. Koch's last day of employment  with the Company will be the first business day following the filing by the  Company  with the SEC of its  Annual  Report on Form 10-K for the fiscal year ending July 29, 2006,  but in no event later than November 30, 2006, unless mutually agreed in writing by the parties (the "Termination  Date").  The
Separation  Agreement  also provided for a payment of one (1) year's base salary payable  pro-rata over 12 months by the Company to Mr. Koch  commencing with the first pay-day following the Termination  Date;  provided,  however,  that in the event  the  Company  sells any of its  assets  or the  assets of any of its U.S.
Subsidiaries  for cash and such sale results in net cash proceeds to the Company of at least $5.0  million,  then the  Company  shall pay to Mr. Koch any balance outstanding  of the severance  payment within ten (10) days after receipt by the
Company of such net cash  proceeds  from such asset  sale.  Mr.  Koch  agreed to release  and  discharges  the  Company,  as more  fully  described  in the  Koch
Separation Agreement. Pursuant to the Koch Separation Agreement, Mr. Koch's last day of employment  with the Company was October 30, 2006. The total amount to be paid to Mr.  Koch in  connection  with  the  termination  of his  employment  is
$165,000,  $120,577 of which was paid in fiscal 2007 and the  remainder of which will be paid by October 30, 2007.

   The Koch Separation  Agreement supersedes a certain former Severance Benefits
Agreement, dated May 23, 2005, between the Company and Mr. Koch, except that the terms and conditions of Article IV of the former  Severance  Benefits  Agreement which concern obligations with respect to Company  confidential  information and trade secrets, survive and remain in full force and effect.

DIRECTOR COMPENSATION

      The  Company  seeks  highly  qualified  individuals  to serve  as  outside directors and compensates them with a combination of cash fees and stock options grants.  The  Company  also  reimburses  Directors  for, or pays,  travel  costs associated  with meeting  attendance.  There is no  retirement  plan for outside
directors,   and  no  program  of  perquisites.   The   Compensation   Committee
periodically assesses whether its compensation structure is competitive in terms of attracting and retaining the type and quality of outside directors needed.

STOCK OPTION AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Stock  Option  and  Compensation  Committee  consists  of Merrill A.
McPeak as Chairman,  Gerald M. Czarnecki and James R. Henderson. None of these individuals  were at any time during the fiscal year ended July 28, 2007 or at any other time one of our officers or employees.  Other than Mr.  Risher,  the

Company's  CEO, none of our executive  officers serve as a member of the Board or the  Compensation  Committee  of any  other  entity  which  has one or more executive officers serving as a member of our Board or Compensation Committee

DIRECTOR COMPENSATION:

(a)                           (b)          (d)           (g)          (h)
------------------------------------------------------------------------------
                           Fees Earned
                          or  Paid  in    Option       All Other
                            Cash(1)      Awards(2)   Compensation   Total
Name                          ($)           ($)           ($)        ($)
------------------------------------------------------------------------------
Gerald M. Czarnecki (5)     33,500        12,114          --         45,614
------------------------------------------------------------------------------
James R.  Henderson         41,000(3)     32,877          --         73,877
(Chairman) (5)
------------------------------------------------------------------------------
General Merrill A.          33,500        21,890          --         55,390
McPeak (5)
------------------------------------------------------------------------------
James A. Risher (5)          4,167(4)         (4)       55,000(4)    59,167 (4)
------------------------------------------------------------------------------

(1) Fees consist of:

o     Each  non-employee  director  receives an annual  retainer of $20,000;
o     Each  non-employee  director receives an additional fee of $1,000 per each
      full  length  Board  meeting   attended  (with  lesser   compensation  for
      telephonic  meetings,  at the  discretion  of the  chair  of the  Board or committee, as applicable);
o     Each non-employee member of each standing committee receives a fee of $500 per each  full-length  committee  meeting  attended;  and $250 for shorter duration committee meetings attended; and
o     Chairs of the Board and the various  standing  committees,  excepting  the
      Audit  Committee,  receives double meeting fees. In lieu of the foregoing, the Chair of the Audit Committee  receives an additional  $1,000 per Audit
      Committee meeting.

(2)   During  fiscal 2007,  Mr.  Czarnecki  received a grant to purchase  12,500 shares of the Company's common stock at an exercise price of $2.11 per share and an aggregate fair value of $18,625;  Mr.  Henderson  received grants to purchase
50,000  shares of the Company's  common stock at an exercise  price of $1.65 per share and 15,000  shares of the Company's  common stock at an exercise  price of
$2.11 per share and  aggregate  fair values of $54,500 and $22,350  respectively and General McPeak  received a grant to purchase  11,500 shares of the Company's common stock at an exercise price of $2.11 per share and an aggregate fair value of $17,135.  Upon election to the Board, each  non-employee  member of the Board receives a one-time  grant of 25,000  options to purchase the  Company's  Common
Stock,  with an exercise  price  equal to the fair  market  value on the date of grant.  Effective as of June 13, 2006,  Directors also received annual grants of
10,000 options  commencing after their first year of service as a director.  The
Chairman of the Audit  Committee  receives an  additional  annual grant of 2,500 options. The Chairman of the Stock Option and Compensation Committee receives an additional  annual grant of 1,500  options.  The Chairman of the  Governance and
Nominating  Committee  receives an additional  annual grant of 1,000 options (as long as such person is not the Chair of any other  committee of the Board).  The
Chairman of the Board receives an additional annual grant of 5,000 options.  The annual  grants of stock  options  to  directors  in  fiscal  year 2007 were made pursuant to the DGTC Plan.  Directors  are also  eligible to receive  restricted stock and option  awards under the terms of the  Company's  2007 Plan. No awards were granted to directors under the 2007 Plan in Fiscal 2007.  Refer to Footnote
11 Shareholder  Equity in Item 8 "Stock Option Plan And Warrants" for details of stock option plan vesting terms, SFAS 123R valuation  techniques and assumptions and the fair value of stock options granted.

(3)   In addition to the above meeting fees,  the Chairman of the Board receives
$750 per each day other than Board meeting days where he or she spends more than half of such day working at the Company  facilities.  This amount is included in the amount reflected in Column (b).

(4)   As Mr.  Risher is the Company's  CEO, he is no longer  eligible to receive any  compensation  for  his  service  as a  Director.  Mr.  Risher  did  receive compensation  for  his  service  to  the  Company  as a  Director  prior  to his appointment as CEO. Prior to Mr.  Risher's  appointment as CEO, he also provided advisory work to the company as a consultant. The amounts set forth in the table of Director  Compensation reflect compensation received by Mr. Risher's prior to his appointment as CEO

(5)   At July 28, 2007,  Mr.  Czarnecki  held an aggregate of 50,000  options to purchase the  Company's  Common  Stock,  of which 34,375 were  exercisable;  Mr.
Henderson held an aggregate of 106,000 options to purchase the Company's  Common
Stock,  of which  49,250  exercisable;  Mr.  McPeak held an  aggregate of 48,000

options  to  purchase  the  Company's   Common  Stock,   of  which  27,375  were
exercisable;  Mr.  Risher held an aggregate  of 155,000  options to purchase the
Company's Common Stock, of which 53,750 exercisable.

RESTRICTED STOCK AND OPTION AWARDS

Upon election to the Board,  each  non-employee  member of the Board  receives a one-time  grant of 25,000  options to purchase the Company's  Common Stock.  The exercise  price for such  options is equal to the fair market price per share on the date of the grant,  which is approved by the Compensation  Committee.  These options vest and become  exercisable as to 25% of such shares on the date of the option grant, 25% on the first anniversary of the date of the grant and as to an additional 25% of such shares on the second and third  anniversaries of the date of the grant,  respectively,  based on continued  service through the applicable vesting date.  Effective as of June 13, 2006,  Directors  also  received  annual grants of 10,000  options  commencing  after  their  first  year of service as a director.  The Chairman of the Audit  Committee  receives an  additional  annual grant of 2,500  options.  The  Chairman  of the Stock  Option  and  Compensation
Committee receives an additional annual grant of 1,500 options.  The Chairman of the Governance and Nominating  Committee  receives an additional annual grant of
1,000 options (as long as such person is not the Chair of any other committee of the Board).  The Chairman of the Board  receives an  additional  annual grant of
5,000  options.  Directors  are also  eligible to receive  restricted  stock and option awards under the terms of the Company's 2007 Plan. No awards were granted to  directors  under the 2007 Plan in fiscal  2007.  The annual  grants of stock options to directors in fiscal year 2007 were made pursuant to the DGTC Plan.

                          COMPENSATION COMMITTEE REPORT

      We  have  reviewed  and  discussed  with  management   certain   Executive
Compensation and Compensation  Discussion and Analysis provisions to be included in the Company's  Annual Report filed on Form 10K, filed pursuant the Securities
Exchange Act of 1934, as amended (the "Annual Report"). Based on the reviews and discussions  referred to above,  we recommend to the Board of Directors that the
Executive  Compensation  and  Compensation  Discussion  and Analysis  provisions referred to above be included in the Company's Annual Report.

Submitted by the Compensation Committee of the Board of Directors

General Merrill A. McPeak, Chairman
Gerald M. Czarnecki
James R. Henderson

This  Compensation  Committee Report is not deemed  incorporated by reference by any general  statement  incorporating  by reference  this Annual Report into any filing under the Securities Act of 1933, as Amended, or the Exchange Act, except to the extent that the Company  specifically  incorporates  this  information by reference, and shall not otherwise be deemed filed under either such Acts.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
        RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following  table  summarizes  the  securities  authorized for issuance under equity compensation plans as of the end of Fiscal 2007:

                                                                                                        Number of Securities
                                                 Number of Securities to be     Weighted-Average     Remaining Available for
                                                  Issued Upon Exercise of      Exercise Price of      Future Issuance Under
                                                    Outstanding Options,      Outstanding Options,     Equity Compensation
Plan Category                                       Warrants and Rights       Warrants and Rights            Plans(1)
----------------------------------------------   --------------------------   --------------------   -----------------------

Equity compensation plans approved by
security holders:
Stock Option Plan............................             1,913,993                $   3.51                   941,000

Equity compensation plans not approved by
security holders:                                           573,516                $   1.50                 Not applicable
Warrants issued in settlement of class action
lawsuit(2)...................................

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The following table sets forth information concerning beneficial ownership of common stock of the Company  outstanding  at September 7, 2007 by each person or entity  (including  any "Group" as such term is used in Section 13(d) (3) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act")),  known by the
Company to be the beneficial  owner of more than five percent of its outstanding common stock.  The percentage  ownership of each beneficial  owner is based upon
24,130,808  shares of common  stock  issued and  outstanding  as of September 7,
2007,  plus shares  issuable upon exercise of options,  warrants or  convertible securities  (exercisable  within 60 days  after said date) that are held by such person  or  entity,  but not  those  held by any other  person  or  entity.  The information  presented in this table is based upon the most recent  filings with the Commission by such persons or upon  information  otherwise  provided by such persons to the Company.

Name and Address                   Amount and Nature of
of Beneficial Owner              Beneficial Ownership(1)     Percent of Class
----------------------------     -----------------------     ----------------
Warren G. Lichtenstein                5,037,943(2)               20.88%
c/o Steel Partners II, L.P.
590 Madison Avenue
32nd Floor
New York, NY 10022

Wellington Management Co. LLP         2,737,021(3)               11.34%
75 State Street
Boston, MA 02109

(1)   Unless  otherwise  noted,  each  beneficial  owner  has  sole  voting  and investment power with respect to the shares shown as beneficially owned by him or it

(2)   According to  information  contained in Amendment No. 11 to a Schedule 13D dated  March 16,  2007,  Steel  Partners  II,  L.P.,  a  Delaware  limited
      partnership  ("Steel  Partners"),   Warren  G.  Lichtenstein,   and  Steel
      Partners,  LLC, a Delaware limited liability corporation  ("Partners LLC")
      collectively  is the  beneficial  owner of 5,037,943  shares of our Common
      Stock.  Partners  LLC  is the  general  partner  of  Steel  Partners.  Mr.
      Lichtenstein is the sole executive officer and managing member of Partners
      LLC. By virtue of his positions  with Steel Partners and Partners LLC, Mr.
      Lichtenstein  has the  sole  power to vote and  dispose  of the  5,037,943 shares of our Common Stock owned by Steel Partners and Partners LLC.

(3)   According to  information  contained in Amendment  No. 7 to a Schedule 13G dated March 12, 2007,  Wellington  Management Company, LLP ("Wellington"),
      an investment  advisor  registered under the Investment Act, may be deemed the beneficial  owner of 2,737,021  shares of Common Stock of the Company.
      Clients  of  Wellington  are the  owners of record of the  shares  held by
      Wellington. Accordingly, in its role as investment advisor, Wellington has shared  power to vote as to 1,955,166 of our Common Stock and shared power to dispose of all 2,737,021 shares of our Common Stock owned by Wellington

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

      The following table sets forth information concerning beneficial ownership of Common  Stock of the Company  outstanding  at  September  7, 2007 by (i) each director;  (ii) each executive officer of the Company and (iii) by all directors and executive  officers of the Company as a group.  The percentage  ownership of each beneficial owner is based upon 24,130,808 shares of Common Stock issued and outstanding  as of  September 7, 2007,  plus shares  issuable  upon  exercise of options,  warrants or convertible  securities  (exercisable within 60 days after said  date) that are held by such  person or  entity,  but not those held by any other person or entity.  The  information  presented in this table is based upon the most recent filings with the Commission by such persons or upon  information otherwise provided by such persons to the Company

                                        Amount and Nature of
Name and Address of Beneficial Owner   Beneficial Ownership(1)  Percent of Class
------------------------------------   -----------------------  ----------------
Mark A Koch (4)                                10,000(2)               *
Mark A. Zorko                                  35,000(2)               *
Gerald M. Czarnecki                            66,168(2)               *
James A. Risher                                53,750(2)               *
James R. Henderson (3)                         61,750(2)               *
Merrill A. McPeak                              68,491(2)               *
All Directors and Named Executive             295,159(2)              1.2%
Officers as a group (6 persons)

*     Represents less than 1% of the outstanding shares of our Common Stock

(1)   Unless  otherwise  noted,  each  director and  executive  officer has sole
      voting  and  investment   power  with  respect  to  the  shares  shown  as
      beneficially owned by him.

(2)   Includes  shares  of our  common  stock  which  may be  acquired  upon the exercise of stock options which are presently  exercisable  or will become exercisable within 60 days of September 7, 2007, in the following amounts:
      Mark A. Koch -- 10,000,  Mark A. Zorko -- 35,000,  Gerald M.  Czarnecki --
      34,375,  James A.  Risher --  53,750,  James R.  Henderson  -- 61,750  and
      Merrill A. McPeak --27,375.

(3)   Mr.  Henderson is a Vice President of Steel  Partners,  Ltd., an entity of which Warren G. Lichtenstein is an affiliate by virtue of his ownership of
      Steel  Partners,  Ltd.  directly  and  through  Steel  Partners  II,  L.P.
      (collectively,  the "Group"). Mr. Henderson disclaims beneficial ownership of the  5,037,943  shares of our common  stock  collectively  owned by the
      Group.

(4)   Mr. Koch resigned as Treasurer and Principal Accounting Officer, effective
      October 30, 2006.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,  AND DIRECTOR
        INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

      During  fiscal  2007,   the  Company  had  a  policy  for  the  review  of
transactions  in which  the  Company  was a  participant,  the  amount  involved exceeded  $120,000  and in which any of the  Company's  directors  or  executive officers,  or their immediate family members,  had a direct or indirect material interest.  Any such related person  transaction was to be for the benefit of the
Company  and upon terms no less  favorable  to the  Company  than if the related person  transaction  was with an unrelated  party.  While this policy was not in writing during fiscal 2007, the Company's Board of Directors was responsible for approving any such  transactions  and the CEO was  responsible for maintaining a list of all existing related person  transactions.  There were no related person transactions during fiscal 2007.

DIRECTOR INDEPENDENCE

      Although the Company is currently not listed on any exchange, the Board of
Directors  has  determined  that three of the members of the Board of Directors,
Mr. Czarnecki , Mr. Henderson and Gen. McPeak,  are  "independent" as defined in
Rule 4200 of the  Marketplace  Rules of the National  Association  of Securities
Dealers, Inc. Committee membership of the Company's directors is as follows:

                                       44

-------------------------------------------------------------------------
           Director            Audit      Compensation   Nominating and
                             Committee     and Stock       Governance
                                        Option Committee    Committee
-------------------------------------------------------------------------

 Gerald M. Czarnecki*          Chair           X                X

-------------------------------------------------------------------------

 James R. Henderson *                          X              Chair

-------------------------------------------------------------------------

 General Merrill A. Mcpeak*      X           Chair              X

-------------------------------------------------------------------------

 James A. Risher

-------------------------------------------------------------------------

*Independent

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT  FEES The  aggregate  fees  billed by BDO  Seidman,  LLP for  professional services rendered for the audit of our annual financial  statements set forth in our Annual Report on Form 10-K for the fiscal years ended July 28, 2007 and July
29,  2006 for the reviews of the interim  financial  statements  included in our
Quarterly  Reports on Form 10-Q for those fiscal years and for  assistance  with other  registration  statement  filings made by the Company  during those fiscal years were $290,650, and $277,000, respectively.

AUDIT-RELATED  FEES  There  were  no  fees  billed  by  BDO  Seidman,   LLP  for
Audit-Related  services  for the fiscal  years  ended July 28, 2007 and July 29,
2006.

TAX FEES The aggregate fees billed by BDO Seidman,  LLP for tax services for the fiscal  years ended July 28, 2007 and July 29, 2006 were  $71,665 and  $139,737, respectively.  In both fiscal  years,  these fees  related to tax  planning  and consulting work.

ALL OTHER  FEES  There  were no fees for other  professional  services  rendered during the fiscal years ended July 28, 2007 or July 29, 2006.

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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                  PAGE NUMBER
(a) 1. FINANCIAL STATEMENTS
   CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND
   SUBSIDIARIES:
   Report of Independent Registered Public Accounting Firm.....................        F-1
   Consolidated Balance Sheets as of July 28, 2007 and July 29, 2006...........        F-2
   Consolidated Statements of Operations for the Fiscal Years Ended July 28,
    2007, July 29, 2006 and July 30, 2005......................................        F-3
   Consolidated Statements of Cash Flows for the Fiscal Years Ended July 28,
    2007, July 29, 2006 and July 30, 2005......................................        F-4
   Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
    July 28, 2007, July 29, 2006 and July 30, 2005.............................        F-5
   Notes to Consolidated Financial Statements for the Fiscal Years Ended July
    28, 2007, July 29, 2006 and July 30, 2005..................................     F-6 - F-22

3. EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
-------     --------------------------------------------------------------------

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
            herein by reference.

 3.11       Certificate of Amendment at the Certificate of  Incorporation of Del
            Global  Technologies Corp. dated November 17, 2006. Filed as Exhibit
            3.01 to  Current  Report on Form 8-K  filed  November  22,  2006 and
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
            Form  8-K  filed  December  28,  2005  and  incorporated  herein  by reference.

 4.19       Rights  Agreement,  dated as of January  22,  2007,  and between Del
            Global  Technologies  Corp.  and Mellon  investor  Services  LLC, as rights agent  (including as Exhibit A the Form of Right  Certificate and as Exhibit B the  Summary of Rights to Purchase  Common  Stock).
            Filed as Exhibit 4.1 to Del Global Technologies Corp. Current Report
            on Form 8-K  filed  January  23,  2007 and  incorporated  herein  by reference.

 4.20       Joinder   Agreement,   dated  June  27,  2007,  between  Del  Global
            Technologies  Corp. and Continental  Stock Transfer & Trust Company.
            Filed as Exhibit 4.1 to Del Global Technologies Corp. Current Report
            on  Form  8-K  filed  June  27,  2007  and  incorporated  herein  by reference.

 4.21*/**   2007 Incentive Stock Plan.

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

10.63       Waiver and Fourth Amendment to the Loan and Security Agreement dated as of December 6, 2006 by and among Del Global  Technologies  Corp.,
            Del Medical  Imaging Corp.,  RFI  Corporation  (Borrowers) and North
            Fork  Business  Capital  Corporation.  Filed as Exhibit 10.63 to Del
            Global  Technologies  Corp.  Quarterly  Report  on Form 10-Q for the
            quarterly period ended October 28, 2006 and  incorporated  herein by reference.

10.64       Amendment  No.  5 dated  as of  January  18,  2007 to the  Loan  and
            Security Agreement by and among the registrant, RFI Corporation, Del
            Medical Imaging Corp. and North Fork Business  Capital  Corporation,
            dated as of August 1,  2005.  Filed as  Exhibit  99.02 to Del Global
            Technologies Corp. Current Report on Form 8-K filed January 23, 2007 and incorporated herein by reference.

10.65       Amended and Restated Loan Agreement, dated as of May 25, 2007, among the Del Global  Technologies  Corp., RFI  Corporations,  Del Medical
            Imaging Corp. and North Fork Business Capital Corporation.  Filed as
            Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form
            8-K filed June 6, 2007 and incorporated herein by reference.

10.66*      Letter  Agreement  dated as of September 19, 2007 between Del Global
            Technologies Corp. and James A. Risher. Filed as Exhibit 10.1 to Del
            Global Technologies Corp. Current Report on Form 8-K filed September
            20,  2007 and  incorporated  herein  by  reference.

21.1**      List of Subsidiaries

23.1**      Consent of BDO Seidman, LLP.

31.1**      Certification of Chief Executive Officer, James Risher,  pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**      Certification of Principal Financial Officer,  Mark Zorko,  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**      Certification of the Chief Executive Officer, James Risher, pursuant to 18 USC.  Section  1350  adopted  pursuant  to Section  906 of the
            Sarbanes-Oxley Act of 2002.

32.2**      Certification  of  the  Principal  Financial  Officer,  Mark  Zorko,
            pursuant to 18 U.S.C.  Section 1350 adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

------------
*  Represents a management contract or compensatory plan or arrangement.

** Filed herewith

                                   SIGNATURES

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities  and
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEL GLOBAL TECHNOLOGIES CORP.

October 11, 2007                          By: /s/ James A. Risher
                                              ----------------------------------
                                              James A. Risher
                                              President and Chief Executive Officer

October 11, 2007                          By: /s/ Mark A. Zorko
                                              ----------------------------------
                                              Mark A. Zorko
                                              Chief Financial Officer

Pursuant to the  requirements  of the Securities and Exchange Act of 1934,  this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

 /s/ James R. Henderson                    Director - Chairman        October 11, 2007
 -----------------------------------
 James Henderson

 /s/ Merrill A. McPeak                     Director                   October 11, 2007
 -----------------------------------
 Merrill McPeak

 /s/ Gerald M. Czarnecki                   Director                   October 11, 2007
 -----------------------------------
 Gerald M. Czarnecki

 /s/ James A. Risher                       Director                   October 11, 2007
 -----------------------------------       Chief Executive Officer
 James A. Risher

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Franklin Park, Illinois

We have  audited  the  accompanying  consolidated  balance  sheets of Del Global
Technologies  Corp. and  subsidiaries as of July 28, 2007 and July 29, 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three  years in the  period  ended  July 28,  2007.  These financial  statements are the  responsibility of the Company's  management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly,  in  all  material  respects,  the  financial  position  of  Del  Global
Technologies  Corp. and  subsidiaries as of July 28, 2007 and July 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2007,  in  conformity  with  accounting  principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Chicago, Illinois
September 27, 2007

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

                                                                                    JULY 28,     JULY 29,
                                                                                     2007         2006
                                                                                   --------      --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................     $  7,860      $    333
  Trade receivables (net of allowance for doubtful accounts of $1,569
   and $1,095 for 2007 and 2006, respectively) ...............................       21,221        17,382
  Inventories ................................................................       21,930        16,436
  Prepaid expenses and other current assets ..................................        1,180           808
                                                                                   --------      --------
   Total current assets ......................................................       52,191        34,959
                                                                                   --------      --------
NON-CURRENT ASSETS:
  Property plant and equipment, net ..........................................        6,511         6,366
  Deferred income taxes ......................................................        1,011         1,159
  Goodwill ...................................................................        6,437         6,437
  Other assets ...............................................................          189           232
                                                                                   --------      --------
   Total non-current assets ..................................................       14,148        14,194
                                                                                   --------      --------
TOTAL ASSETS .................................................................     $ 66,339      $ 49,153
                                                                                   ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term credit facilities ...............................................     $   --        $  5,959
  Current portion of long-term debt ..........................................        1,086         3,557
  Accounts payable - trade ...................................................       17,125        11,037
  Accrued expenses ...........................................................        7,432         7,444
  Income taxes payable .......................................................        1,570            27
                                                                                   --------      --------
   Total current liabilities .................................................       27,213        28,024
                                                                                   --------      --------
NON-CURRENT LIABILITIES:
  Long-term debt, less current portion .......................................        5,398         5,133
  Deferred income taxes ......................................................          292           302
  Other long-term liabilities ................................................        3,240         2,880
                                                                                   --------      --------
   Total non-current liabilities .............................................        8,930         8,315
                                                                                   --------      --------
       Total liabilities .....................................................       36,143        36,339
                                                                                   --------      --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock -- $.10 par value; authorized - 50,000,000 and 20,000,000 shares; issued - 24,753,526 and 12,258,294 shares at July 28, 2007 and
   July 29, 2006, respectively ...............................................        2,475         1,226
  Additional paid-in capital .................................................       79,726        67,679
  Treasury shares - 622,770 shares, at cost ..................................       (5,546)       (5,546)
  Accumulated other comprehensive income .....................................        1,880         1,610
  Accumulated deficit ........................................................      (48,339)      (52,155)
                                                                                   --------      --------
       Total shareholders' equity ............................................       30,196        12,814
                                                                                   --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................     $ 66,339      $ 49,153
                                                                                   ========      ========

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                          FISCAL YEARS ENDED
                                                                                  JULY 28,     JULY 29,     JULY 30,
                                                                                      2007       2006         2005
                                                                                  ---------    --------     ---------
NET SALES .....................................................................   $ 104,167    $  83,014    $  84,872
COST OF SALES .................................................................      79,150       63,656       62,591
                                                                                  ---------    ---------    ---------
GROSS MARGIN ..................................................................      25,017       19,358       22,281
                                                                                  ---------    ---------    ---------
   Selling, general and administrative ........................................      14,590       13,619       16,452
   Research and development ...................................................       2,013        1,562        1,636
   Litigation settlement costs ................................................        --            697          300
                                                                                  ---------    ---------    ---------
    Total operating expenses ..................................................      16,603       15,878       18,388
                                                                                  ---------    ---------    ---------
OPERATING INCOME ..............................................................       8,414        3,480        3,893
   Interest expense (net of interest income of $91,$0 and $0 in 2007, 2006
     and 2005, respectively)...................................................        (991)      (1,311)      (1,350)
   Other income (loss) ........................................................         (54)         (34)          97
                                                                                  ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTEREST .......................................................       7,369        2,135        2,640
INCOME TAX PROVISION ..........................................................       3,553        1,758        2,054
                                                                                  ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST ....................       3,816          377          586
MINORITY INTEREST .............................................................        --            108          393
                                                                                  ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS .............................................       3,816          269          193
DISCONTINUED OPERATION ........................................................        --           (175)         199
                                                                                  ---------    ---------    ---------
NET INCOME ....................................................................   $   3,816    $      94    $     392
                                                                                  =========    =========    =========

NET INCOME PER BASIC SHARE
   Continuing operations ......................................................   $    0.24    $    0.02    $    0.02
   Discontinued operation .....................................................        --          (0.01)        0.02
                                                                                  ---------    ---------    ---------
   Net income per basic share .................................................   $    0.24    $    0.01    $    0.04
                                                                                  =========    =========    =========
   Weighted average shares outstanding ........................................      16,155       11,244       10,490
                                                                                  =========    =========    =========
NET INCOME PER DILUTED SHARE
   Continuing operations ......................................................   $    0.23    $    0.02    $    0.01
   Discontinued operation .....................................................        --          (0.01)        0.02
                                                                                  ---------    ---------    ---------
   Net income per diluted share ...............................................   $    0.23    $    0.01    $    0.03
                                                                                  =========    =========    =========
   Weighted average shares outstanding ........................................      16,455       12,076       11,465
                                                                                  =========    =========    =========

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
                                                                                           FISCAL YEARS ENDED
                                                                                    JULY 28,    JULY 29,    JULY 30,
                                                                                      2007        2006        2005
                                                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................................   $  3,816    $     94    $    392
(Income) loss of discontinued operation .........................................       --           175        (199)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
  Depreciation and amortization .................................................        899       1,026       1,303
  Deferred income tax provision (benefit) .......................................        229        (277)        276
  Loss on sale of property plant and equipment ..................................         65         161         100
  Non cash litigation settlement costs ..........................................       --           455        --
  Non cash pension costs ........................................................       --          --           492
  Imputed interest - subordinated note ..........................................        185         257         196
  Minority interest .............................................................       --           108         393
  Stock based compensation expense ..............................................        219         141          39
Changes in operating assets and liabilities:
  Trade receivables .............................................................     (2,814)     (2,707)     (1,368)
  Inventories ...................................................................     (4,519)     (1,180)        345
  Prepaid expenses and other current assets .....................................       (328)        (68)        348
  Other assets ..................................................................         50          11         710
  Accounts payable - trade ......................................................      5,331       1,486      (1,764)
  Accrued expenses ..............................................................       (654)      1,038      (3,314)
  Payment of accrued litigation settlement costs ................................       (200)       (311)     (5,092)
  Income taxes payable ..........................................................      1,573        (177)       (586)
  Other long-term liabilities ...................................................        143          97         230
                                                                                    --------    --------    --------
Net cash provided by (used in) operating activities
  of continuing operations ......................................................      3,995         329      (7,499)
Net cash provided by (used in) operating activities of discontinued operation ...       --          (175)        377
                                                                                    --------    --------    --------
Net cash provided by (used in) all operating activities .........................      3,995         154      (7,122)
                                                                                    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property plant and equipment purchases ........................................       (779)       (765)       (891)
  Acquisition of minority interest ..............................................       --        (2,612)       --
                                                                                    --------    --------    --------
Net cash used in investing activities of continuing operations ..................       (779)     (3,377)       (891)
Net cash provided by investing activities of discontinued operation .............       --          --         3,086
                                                                                    --------    --------    --------
Net cash provided by investing activities of all operations .....................       (779)     (3,377)      2,195
                                                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under short-term credit facilities ..................................     37,193      39,112      39,838
  Repayment under short-term credit facilities ..................................    (43,247)    (38,303)    (38,256)
  Borrowings of long-term debt ..................................................      3,113       2,000        --
  Repayment of long-term debt ...................................................     (5,900)       (972)       --
  Proceeds from rights offering, net of related costs ...........................     12,354        --          --
  Proceeds from warrant exercises................................................        551           2          87
  Proceeds of stock option exercises ............................................        170         238         278
  Dividend paid to minority shareholders ........................................        (16)       --          (502)
                                                                                    --------    --------    --------
Net cash provided by financing activities of continuing operations ..............      4,218       2,077       1,445
                                                                                    --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................         93          13         193
                                                                                    --------    --------    --------
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE YEAR ......................      7,527      (1,133)     (3,289)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR ................................        333       1,466       4,755
                                                                                    --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF THE YEAR ......................................   $  7,860    $    333    $  1,466
                                                                                    ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ......................................   $    744    $  1,054    $    654
  Cash paid during the period for income taxes ..................................        837       1,443       2,221
NON-CASH TRANSACTIONS
Financing Activities
   Acquisition of minority interest .............................................   $   --      $ (2,950)   $   --
Investing Activities
     Stock issued for purchase of minority interest .............................       --         2,950        --

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)

                                                                   ACCUMULATED
                                                                      OTHER
                                    COMMON                           COMPRE-
                                  STOCK ISSUED         ADDITIONAL    HENSIVE                   TREASURY STOCK
                            -----------------------     PAID-IN       INCOME    ACCUMULATED   --------------------
                              SHARES       AMOUNT       CAPITAL                   DEFICIT     SHARES      AMOUNT         TOTAL
                            ----------   ----------   -----------   ----------  -----------   -------   ----------    ----------
BALANCE, JULY 31,
  2004 ..................   10,978,581   $    1,098   $   64,072    $      792   $  (52,641)  643,533   $   (5,546)   $    7,775
Stock option exercises ..      248,421           24          253          --           --        --           --             277

Stock warrant exercises .       25,956            3           84          --           --        --           --              87
Non-employee stock
compensation ............         --           --             39          --           --        --           --              39
Correction of treasury
  shares ................         --           --           --            --           --     (20,763)        --            --
Comprehensive income: ...         --           --           --            --           --        --           --            --
  Net income ............         --           --           --            --            392      --           --             392
  Pension obligation
   adjustments ..........         --           --           --             417         --        --           --             417
  Foreign currency
   adjustments ..........         --           --           --             241         --        --           --             241
                                                                                                                      ----------
  Total comprehensive
   income ...............         --           --           --            --           --        --           --           1,050
                            ----------   ----------   ----------    ----------   ----------   -------   ----------    ----------

BALANCE, JULY 30,
2005 ....................   11,252,958        1,125       64,448         1,450      (52,249)  622,770       (5,546)        9,228
Stock option exercises ..       99,000           10          228          --           --        --           --             238

Stock warrant exercises .        1,574            1            1          --           --        --           --               2
Stock compensation ......         --           --            142          --           --        --           --             142
Stock issued in
  minority interest
  acquisition ...........      904,762           90        2,860          --           --        --           --           2,950
Comprehensive income: ...         --           --           --            --           --        --           --            --
  Net income ............         --           --           --            --             94      --           --              94
  Foreign currency
   adjustments ..........         --           --           --             160         --        --           --             160
                                                                                                                      ----------
  Total comprehensive
   income ...............         --           --           --            --           --        --           --             254
                            ----------   ----------   ----------    ----------   ----------   -------   ----------    ----------

BALANCE, JULY 29,
  2006 ..................   12,258,294        1,226       67,679         1,610      (52,155)  622,770       (5,546)       12,814
Stock option exercises ..      101,000           10          161          --           --        --           --             171
Stock warrant
  exercises .............      366,854           37          514          --           --        --           --             551
Stock compensation ......         --           --            220          --           --        --           --             220
Issuance of stock for
  Rights Offering .......   12,027,378        1,202       11,152          --           --        --           --          12,354
Comprehensive income: ...         --           --           --            --           --        --           --
  Net income ............         --           --           --            --          3,816      --           --           3,816
  Foreign currency
   adjustments ..........         --           --           --             270         --        --           --             270
                                                                                                                      ----------
  Total comprehensive
   income ...............         --           --           --            --           --        --           --           4,086
                            ----------   ----------   ----------    ----------   ----------   -------   ----------    ----------
BALANCE, JULY 28,
  2007 ..................   24,753,526   $    2,475   $   79,726    $    1,880   $  (48,339)  622,770   $   (5,546)   $   30,196
                            ==========   ==========   ==========    ==========   ==========   =======   ==========    ==========

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

As of July 31, 2004, the Company's  Board  committed to a plan to dispose of its
Del High Voltage  Division ("DHV") and on October 1, 2004, the Company sold this division for a purchase price of $3,100,  plus the  assumption of  approximately
$800 of liabilities.  Accordingly,  the results of operations for the year ended
July 30, 2005 have been  reclassified  to show this  division as a  discontinued
operation. See Note 3, Discontinued Operation.

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

Certain  reclassifications  have been made to prior years' amounts to conform to the current year's  presentation,  including the  reclassification in the fiscal
2005 cash flows statement of $3,086 of cash flows from  discontinued  operations into investing activities from operating activities.

ACCOUNTING PERIOD - The Company's fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. Results of the Company's  subsidiary,
Villa  Sistemi  Medicali  S.p.A.  ("Villa") are  consolidated  into Del Global's consolidated  financial  statements  based on a fiscal year that ends on June 30 and are reported on a one-month lag.

CASH AND CASH  EQUIVALENTS - The Company  considers  highly  liquid  instruments readily  convertible to known amounts of cash with original  maturities of three months or less (measured from their acquisition date) to be cash equivalents.

FOREIGN  CURRENCY   TRANSLATION  -  The  financial  statements  of  our  foreign subsidiary are recorded in "Euro" and translated into U.S. dollars.  The foreign subsidiary's  balance sheet accounts are translated at the current exchange rate and income  statement items are translated at the average  exchange rate for the period.  Gains and  losses  resulting  from  translation  are  accumulated  in a separate component of shareholders' equity.

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

PROPERTY  PLANT AND  EQUIPMENT,  NET - Property,  plant and  equipment,  net are stated at cost less accumulated depreciation and amortization.  Replacements and major  improvements  are  capitalized;  maintenance  and repairs are expensed as
incurred.   Gains  or  losses  on  asset   dispositions   are  included  in  the
determination  of net income or loss.  Depreciation  is computed  utilizing  the straight-line  method. The cost of leasehold  improvements is amortized over the shorter of the useful life or the term of the lease.

Depreciable lives are generally as follows:

DESCRIPTION                                                         USEFUL LIVES
Buildings ...................................................          25-33
Machinery and equipment .....................................           5-15
Furniture and fixtures ......................................           5-10
Transportation equipment ....................................            3-4
Computer and other equipment ................................            3-7

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

GOODWILL - Goodwill  represents the excess of the cost of acquisitions  over the fair value of the  identifiable  assets  acquired and liabilities  assumed.  The
Company  evaluates  goodwill for  impairment on an annual basis by comparing the fair value to the carrying value for reporting  units within the Medical Systems
Group. Fair value is determined using a discounted cash flow method as well as a review of valuation parameters for comparable publicly traded companies.

REVENUE  RECOGNITION - The Company  recognizes  revenue upon shipment,  provided there is  persuasive  evidence  of an  arrangement,  there are no  uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory  obligations related to the arrangement need to be completed. The Company maintains a sales return allowance, based upon historical patterns,  to cover  estimated  normal  course of  business  returns,  including defective or out of specification  product.  The Company's  products are covered primarily  by one  year  warranty  plans  and in some  cases  optional  extended warranties for up to five years are offered. The Company establishes  allowances for warranties on an aggregate  basis for  specifically  identified,  as well as anticipated,  warranty claims based on contractual terms, product conditions and actual  warranty  experience by product  line.  The Company  recognizes  service revenue when repairs or out of warranty repairs are completed. The Company has a
Food and Drug  Administration  ("FDA")  obligation to continue to provide repair service for  certain  medical  systems  for up to seven years past the  warranty period. These repairs are billed to the customers at market rates.

RESEARCH AND DEVELOPMENT  COSTS - Research and development  costs are recognized as an expense in the period in which they are incurred.

INCOME TAXES - Deferred income tax assets and liabilities represents the effects of the differences between the income tax basis and financial reporting basis of assets,  liabilities and tax credit  carryforwards  at the tax rates expected at the time the deferred income tax liability or asset is expected to be settled or realized. Management provides valuation allowances on deferred income tax assets for which realization does not meet a "more likely than not" standard.

NET  INCOME  (LOSS)  PER SHARE - Net  income  (loss)  per share is  computed  by dividing  net income  (loss) by the  weighted  average  number of common  shares outstanding  during the year. The effect of the assumed  exercise of options and warrants to purchase  common stock are excluded from the calculation of earnings
(loss) per share when their inclusion would be anti-dilutive.

CONCENTRATION OF CREDIT RISK - Financial  instruments which potentially  subject the Company to concentrations  of credit risk are cash equivalents,  investments in marketable securities, trade receivables and lines of credit. With respect to accounts  receivable,  the Company limits its credit risk by performing  ongoing credit evaluations and, when necessary,  requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company's concentrations of credit at July 28, 2007.

The activity in allowances for doubtful accounts is as follows:

                                         BALANCE AT   CHARGED TO
                                        BEGINNING OF   COSTS AND                   BALANCE AT
                                            YEAR        EXPENSE    DEDUCTIONS (1)  END OF YEAR
                                        ------------  ----------   --------------  ------------
YEAR ENDED JULY 28, 2007 ...........
Allowance for doubtful accounts ....       $1,095       $  646         $  172         $1,569
YEAR ENDED JULY 29, 2006 ...........
Allowance for doubtful accounts ....       $1,028       $  338         $  271         $1,095
YEAR ENDED JULY 30, 2005 ...........
Allowance for doubtful accounts ....         $888       $  375         $  235         $1,028

(1) Write-off of accounts receivable previously charged to costs and expenses.

STOCK-BASED  COMPENSATION - In December 2004, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial  Accounting  Standards ("SFAS") No.
123 (R), "Share-Based Payments," which established standards for transactions in which an entity  exchanges its equity  instruments  for goods and services.  The standard requires a public entity to measure the equity  instruments award based on the grant-date fair value.  This eliminates the exception to account for such awards using the intrinsic method previously allowed under Accounting Principles
Board ("APB") Opinion No. 25,  "Accounting for Stock Issued to Employees."  SFAS
No.  123 (R) has been  adopted  for fiscal  years 2007 and 2006 and the  Company recorded  related  expense of $235 and $141 in these  years,  respectively.  The statement does not require  restatement of previously  issued  statements and is being applied on a prospective basis. See Note 11, Shareholders' Equity.

Prior to the adoption of SFAS 123 (R),  the Company  accounted  for  stock-based awards to employees using the intrinsic value method of accounting in accordance with APB No. 25. The Company's practice in granting these awards to employees is to set the excise  price of the stock  options  equal to the market price of our underlying  stock on the date of grant.  Therefore,  under the  intrinsic  value method,  no  compensation  expense is recognized  in the Company's  Consolidated
Statement of Operations.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards  under  those  plans  consistent with the methods  recommended  by SFAS 123 (R), the Company's net income and net income  per share for fiscal  year 2005 would have been  stated at the pro forma amounts indicated below:

                                                               FOR FISCAL YEAR ENDED
                                                                   JULY 30, 2005
                                                               ---------------------
Net income - as reported: ....................................     $        392
Total stock-based awards under fair value method .............             (292)
                                                                   ------------
Pro forma net income .........................................     $        100
                                                                   ============
Income per share - Basic
As reported ..................................................     $       0.04
Pro forma ....................................................     $       0.01
Income per share - Diluted
As reported ..................................................     $       0.03
Pro forma ....................................................     $       0.01
Weighted average number of shares outstanding - Basic ........       10,490,178
Weighted average number of shares outstanding - Diluted. .....       11,464,718

The fair  value of the  options  used for the above pro forma  disclosures  were determined  on the date of grant using a  Black-Scholes  option  pricing  model.
These options were valued based on the following assumptions:  an estimated life of seven  years,  volatility  of 63%,  risk free  interest  rate of 4.06% and no dividend yield.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS - In May 2005, the FASB issued SFAS No.
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

In February 2006, the FASB issued SFAS No. 155,  "Accounting  for Certain Hybrid
Financial  Instruments - an amendment of FASB Statements No. 133 and 140," which simplifies  accounting for certain hybrid  instruments by permitting  fair value remeasurement  for any hybrid  instrument  that contains an embedded  derivative that  otherwise  would  require  bifurcation.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis)
event occurring after the beginning of an entity's first fiscal year that begins after  September 15, 2006.  The adoption of SFAS No. 155 is not expected to have any impact on the Company's results of operations or our financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109,
"Accounting  for Income  Taxes" ("SFAS  109")",  to clarify the  accounting  for uncertainty in income taxes recognized in an enterprise's  financial  statements in  accordance  with SFAS 109.  This  Interpretation  prescribes  a  recognition threshold and measurement  attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN
48  also  provides  guidance  on  derecognition,  classification,  interest  and penalties,  accounting  in interim  periods,  disclosure,  and  transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15,
2006.  The Company  believes that FIN 48 will not have a material  impact on its financial statements.

In  September  2006,  the  Securities  and  Exchange   Commission  issued  Staff
Accounting  Bulletin  ("SAB")  No. 108,  "Considering  the Effects of Prior Year
Misstatements  when Quantifying  Current Year  Misstatements."  SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing  materiality and allows for a one-time  cumulative effect transition  adjustment.  SAB 108 was effective for the Company's fiscal year 2007 annual financial  statements and did not have any impact on its results of operations or financial position.

In  September  2006,  the FASB issues SFAS No. 157,  "Fair Value  Measurements,"
which defines fair value,  establishes  a framework for measuring  fair value in generally accepted  accounting  principles,  and expands  disclosures about fair
value  measurements.   SFAS  No.  157  does  not  require  any  new  fair  value
measurements,  but provides guidance on how to measure fair value by providing a fair  value  hierarchy  used to  classify  the source of the  information.  This statement is effective for the Company  beginning  July 1, 2008. The Company has not  evaluated  the impact  that the  adoption  of SFAS No. 157 will have on its financial statements at this time.

In  February  2007,  the FASB  released  SFAS No. 159,  "Fair  Value  Option for
Financial Assets and Financial  Liabilities." This statement permits entities to choose to measure many  financial  instruments  and certain  other items at fair value.  This Statement is effective for financial  statements  issued for fiscal years beginning after November 15, 2007, and interim periods within those years.
The Company has not  evaluated the impact that the adoption of SFAS No. 159 will have on its financial statements at this time.

2. ACQUISITION OF MINORITY INTEREST IN VILLA

On December 23, 2005, the Company acquired the remaining 20% of Villa for $2,612 plus 904,762 restricted shares of Company common stock. These shares were valued at $3.26 a share,  or $2,950,  and are subject to SEC Rule 144 limitations as to holding periods and trading volume limitations. Goodwill in the amount of $4,526 was recorded and $934 of minority  interest was reversed after  recognition of a
$388 dividend.  Due to the previous 80% ownership  interest existing at the time of the original acquisition,  the assets and liabilities of the Villa subsidiary were fully  consolidated  before the  transaction  and  considered to be at fair market value with no additional adjustments necessary.

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

                                                            JULY 29,      JULY 30,
YEARS ENDED                                                   2006          2005
                                                            -------       -------
Revenues ..............................................      $ --         $1,899
Net income (loss) before income taxes .................        (175)         199
Income taxes ..........................................        --           --
Income (loss) from discontinued operation, net ........        (175)         199

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

4. INVENTORIES
Inventories consists of the following:

                                                         JULY 28, 2007   JULY 29, 2006
                                                         -------------   -------------
Raw materials and purchased parts ......................   $ 15,237        $ 13,660
Work-in-process ........................................      3,910           3,747
Finished goods .........................................      6,652           2,732
                                                           --------        --------
                                                             25,799          20,139
Less: allowance for obsolete and excess inventories ....     (3,869)         (3,703)
                                                           --------        --------
Total inventories net ..................................   $ 21,930        $ 16,436
                                                           ========        ========

The activity in the allowance for obsolete and excess inventories accounts is as follows:

                                                      BALANCE AT   CHARGED TO
                                                     BEGINNING OF   COSTS AND                   BALANCE AT
                                                         YEAR        EXPENSE    DEDUCTIONS (1)  END OF YEAR
                                                     ------------  ----------   --------------  ------------                                                                                                                       YEAR
YEAR ENDED JULY 28, 2007
Allowance for obsolete and excess inventories ....      $3,703       $  651       $  485          $3,869
YEAR ENDED JULY 29, 2006
Allowance for obsolete and excess inventories ....       3,017        1,050          364           3,703
YEAR ENDED JULY 30, 2005
Allowance for obsolete and excess inventories ....       2,536          620          139           3,017

(1) Write-off of inventories previously charged to costs and expenses.

The Company has pledged all of its inventories in the U.S. having a net carrying amount of  approximately  $6,608 and $5,009 at July 28, 2007 and July 29,  2006,
respectively, to secure its credit facility with its lender.

5. PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

                                                       JULY 28, 2007   JULY 29, 2006
                                                       -------------   -------------
Land ...............................................     $    694        $    694
Buildings ..........................................        6,549           6,253
Machinery and equipment ............................        6,757           6,384
Furniture and fixtures .............................          817             721
Leasehold improvements .............................        1,754           1,585
Transportation equipment ...........................          109             119
Computers and other equipment ......................        2,552           4,187
                                                         --------        --------
                                                           19,232          19,943
Less: accumulated depreciation and amortization ....      (12,721)        (13,577)
                                                         --------        --------
Property plant and equipment, net ..................     $  6,511        $  6,366
                                                         ========        ========

The Company has pledged all of its  property,  plant and  equipment  in the U.S.
having a net carrying amount of approximately $1,985 and $1,854 at July 28, 2007 and July 29, 2006, respectively,  to secure its credit facility with its lender.

Included in the table above are assets held under capital leases,  including the
Villa building, in the amount of $3,099 and $3,889 at July 28, 2007 and July 29,
2006, respectively. Accumulated amortization relating to capital leases was $845 and $729 at July 28, 2007 and July 29, 2006, respectfully.  Amortization expense relating to capital  leases was $116,  $113 and $110 for fiscal  2007,  2006 and
2005, respectively.

Depreciation  expense for fiscal  years 2007,  2006 and 2005 was $872,  $998 and
$1,238, respectively.

6. GOODWILL

Goodwill consists of the following:

                                                        Medical Systems
                                                        ---------------
     Balance at July 30, 2005                              $  1,911
     Additions                                                4,526
                                                              -----
     Balance at July 29, 2006 and July 28, 2007            $  6,437
                                                           ========

As  described  in Note 2, during  fiscal year 2006,  the Company  completed  the acquisition of the remaining 20% minority  interest in its Villa  subsidiary and recorded additional goodwill of $4,526.

During fiscal 2007,  2006 and 2005,  the Company  conducted its annual  goodwill impairment testing, and concluded that the remaining goodwill,  which relates to its Medical Systems Segment,  was not impaired as each respective  balance sheet date.

7. PRODUCT WARRANTIES

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

The activity in the warranty reserve accounts is as follows:

                                                  JULY 28, 2007    JULY 29, 2006
                                                  -------------    -------------
Balance at beginning of year ..................      $   971          $ 1,040
 Provision for anticipated warranty claims ....          879              440
 Costs incurred related to warranty claims ....         (785)            (509)
                                                     -------          -------
Balance at end of year ........................      $ 1,065          $   971
                                                     =======          =======

8. SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE

Short-term credit facilities are summarized as follows:

                                       JULY 28, 2007    JULY 29, 2006
                                       -------------    -------------
Revolving lines of credit:
 Domestic .......................           $ --           $2,672
 Foreign ........................             --            3,287
                                            ----           ------

                                            $ --           $5,959
                                            ====           ======

Long-term debt was comprised of the following:

                                                   JULY 28, 2007   JULY 29, 2006    INTEREST RATE
                                                   -------------   -------------  ----------------
                                                                                  AT JULY 28, 2007
                                                                                  ----------------
Domestic term loan .............................     $  --           $ 1,817
Domestic subordinated note .....................        --             2,415
Foreign capital lease obligation ...............       2,650           2,800          5.0%
Foreign credit facilities ......................       2,699             324          Euribor + 1.3%
Foreign Italian Government loans ...............       1,135           1,334          3.4%
                                                     -------         -------
Total long term debt ...........................       6,484           8,690

Less current portion of long-term bank debt ....      (1,086)         (1,142)
Less current portion of subordinated note ......        --            (2,415)
                                                     -------         -------
Long-term debt, less current portion ...........     $ 5,398         $ 5,133
                                                     =======         =======

On August 1, 2005, the Company  entered into a three-year  revolving  credit and term loan facility with North Fork Business  Capital (the "North Fork Facility")
and repaid its prior  facility.  The North Fork  Facility  provided for a $6,000 formula based revolving credit facility based on the Company's eligible accounts receivable and inventories as defined in the credit agreement.  In addition, the
Company  borrowed $2,000 under a term loan facility secured by the Company's Bay
Shore, New York building. Interest on the revolving credit borrowings is payable at prime plus 0.5% or  alternatively  at a LIBOR rate plus 2.5%. The $2,000 term loan was repayable in 36 monthly  installments  of $17 with a balloon payment of the remaining balance due at the maturity in 2008. Interest on the term loan was payable  monthly at prime plus 0.75% or a LIBOR rate plus 2.75%.  As of July 28,
2007, the Company had approximately  $9,000 of availability under the North Fork
Facility,  of which North Fork has reserved $1,000 against  possible  litigation settlements. The term loan was extinguished and the revolver was paid down to $0 with a portion  of the  proceeds  received  from a March  2007  Rights  Offering described  below.  The North Fork Facility is subject to commitment fees of 0.5%
per annum on the  daily-unused  portion of the facility,  payable  monthly.  The
Company  granted a security  interest to the lender on its US credit facility in substantially all of its accounts  receivable,  inventories,  property plant and equipment,  other assets and  intellectual  property in the US as well as 66% of the outstanding stock of its Italian subsidiary, Villa (until a late fiscal 2007 amendment).

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

As of the end of fiscal 2007,  the Company was in compliance  with all covenants under the North Fork Facility.

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

The Company's Villa subsidiary  maintains short term credit facilities which are renewed annually with Italian banks.  Currently,  these facilities are not being utilized  and the balance due at July 28,  2007 is $0.  Interest  rates on these facilities are variable and currently range from 3.7-13.75%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects,  with an option for an additional 1.0 million Euro upon  completion of
50% of the  projects.  Interest  payable is at Euribor 3 months plus 1.3 points, currently  5.475%.  The spread may be reduced to 1.04 points upon  completion of the project if  objectives  are  achieved.  The note is repayable  over a 7 year term,  with  reimbursement  starting  in  September  2008.  The note  contains a financial covenant which provides that the net equity of Villa cannot fall below
5.0 million Euros. This covenant could limit Villa's ability to pay dividends to the US parent company in the event of future losses,  future  dividends or other events should cause Villa's equity to fall below the defined level.

In December  2006,  Villa  entered  into a 1.0 million  Euro loan with  interest payable at Euribor 3 months  plus 0.95  points,  currently  5.125%.  The loan is repayable in 4 years.

Villa was party to a 1.6 million Euro loan which was extinguished in March 2007.
Two final instalments for a total of 0.3 million Euro were repaid in fiscal year
2007.

Villa is also  party to two  Italian  government  long-term  loans  with a fixed interest rate of 3.425% with  principal  payable  annually  through  maturity in
February and September 2010. At the end of fiscal year 2007, total principal due is 2.3 million Euro. Villa manufacturing  facility is subject to a capital lease obligation  which  matures  in 2011  with an  option  to  purchase.  Villa is in compliance with all related financial  covenants under these short and long-term financings.

SUBORDINATED  NOTE - In connection  with the  settlement  reached on January 29,
2002, with the plaintiffs in the class action  litigation,  the Company recorded the present value at 12% of the $2,000 of subordinated notes that were issued in
April  2002 and  matured  in March  2007.  The  subordinated  notes  did not pay interest  currently,  but accrued interest at 6% per annum, and were recorded at issuance at a discounted  present value of $1,500. The balance was paid on March
29, 2007 with a portion of the proceeds from a Rights Offering described below.

The Company is obligated to make principal payments under its long-term debt and capital lease obligations as follows:

                                                           CAPITAL
FISCAL YEARS                                     DEBT       LEASE         TOTAL
------------------------------------------     -------     -------      -------
2008 .....................................     $   698     $   555      $ 1,253
2009 .....................................         978         555        1,533
2010 .....................................         990         555        1,545
2011 .....................................         629         418        1,047
2012 .....................................         270        --            270
2013 and beyond ..........................         269        --            269
Purchase option ..........................        --         1,046        1,046
                                               -------     -------      -------
Total payments ...........................       3,834       3,129        6,963
Less: amount representing interest .......        --          (479)        (479)
                                               -------     -------      -------
Total ....................................     $ 3,834     $ 2,650      $ 6,484
                                               =======     =======      =======

9. EMPLOYEE BENEFITS

The  Company  has a Profit  Sharing  Plan that  provides  for  contributions  as determined by the Board of Directors.  The contributions can be paid to the Plan in cash or common stock of the Company.  No  contributions  were  authorized for fiscal years 2007, 2006 or 2005.

The Profit  Sharing  Plan also  incorporates  a 401(k)  Retirement  Plan that is available to  substantially  all domestic  employees,  allowing  them to defer a portion of their salary.  The Company matches  employee  contributions  at a 50%
rate up to a maximum of 2% of annual salary,  and recorded a related  expense of
$20, $106 and $118 for fiscal years 2007, 2006 and 2005, respectively.

The Company also had a defined benefit plan, which was frozen effective February
1,  1986.  As of  July  31,  2004,  the  Company  had a  minimum  liability  and corresponding debit in accumulated other comprehensive income to account for the unfunded  status of its defined  benefit plan,  in accordance  with SFAS No. 87,
Employers'  Accounting for Pensions.  During fiscal 2005, the Company applied to the Pension Benefit Guaranty Corp and to the IRS for a determination  letter and approval to  terminate  this plan.  In the fourth  quarter of fiscal  2005,  the
Company  recognized a related non-cash charge of approximately $500 to write off the accumulated other  comprehensive  income on its balance sheet in recognition of the formal  decision  to  terminate  the plan.  In  preparation  for the plan termination,  during  fiscal 2005 the Company  fully  funded the  expected  cash disbursement  of  $200.  The  Company  received  the  IRS  determination  letter approving the final settlement  during the second quarter of fiscal 2006 and the plan fully paid out all of the plan participants in March 2006.

In addition,  the Company's Villa subsidiary  provides for employee  termination indemnities.  Villa has  established a reserve,  representing  the liability for indemnities  payable upon termination of employment,  accrued in accordance with labor laws and labor  agreements in force.  This  liability is subject to annual revaluation using the  officially-established  indices.  The liability for these indemnities  is  included in other  long-term  liabilities  on the  accompanying
Consolidated  Balance Sheets and was $3,127 and $2,787 at July 28, 2007 and July
29, 2006,  respectively.  Provisions for employee  termination  indemnities were
$357, $401 and $412 for fiscal years 2007, 2006 and 2005, respectively.

10. SEGMENT REPORTING

The Company has three reportable segments;  the Medical Systems Group, the Power
Conversion  Group and Other. The Other segment  includes  unallocated  corporate costs and litigation settlement costs. For each fiscal year presented, corporate costs  (which  include  certain  shared  services)  were  allocated  to domestic subsidiaries on the basis of a percentage of each unit's annual sales. Corporate costs were  allocated at a fixed dollar amount to the  international  subsidiary based upon an intercompany  management services  agreement.  The percentages and the  dollar  amounts  used to  allocate  actual  corporate  costs  are  based on management's  estimate of the benefits  received by each reporting  segment from corporate activities and shared services.

Operating  segments  are defined as  components  of an  enterprise,  about which separate financial  information is available which is evaluated regularly by the chief  decision  maker,  or decision  making group,  in deciding how to allocate resources and in assessing  performance.  The Company's chief operating decision making  group  is  comprised  of the  Chief  Executive  Officer  and the  senior executives  of the  Company's  operating  segments.  The Company  evaluates  its reporting segments based on operating income or loss.

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

Selected financial data of these segments are as follows:

                                                        MEDICAL     POWER
                         FISCAL YEAR ENDED              SYSTEMS   CONVERSION
                           JULY 28, 2007                 GROUP       GROUP       OTHER       TOTAL
----------------------------------------------------   ---------   ---------   ---------    ---------
Net sales to external customers ....................   $  90,979   $  13,188   $    --      $ 104,167
Cost of sales ......................................      70,879       8,271        --         79,150
                                                       ---------   ---------   ---------    ---------
Gross margin .......................................      20,100       4,917        --         25,017
                                                       ---------   ---------   ---------    ---------
Selling, general and administrative ................      10,635       2,476       1,479       14,590
Research and development ...........................       2,013        --          --          2,013
Litigation settlement costs ........................        --          --          --           --
                                                       ---------   ---------   ---------    ---------
  Total operating expenses .........................      12,648       2,476       1,479       16,603
                                                       ---------   ---------   ---------    ---------
Operating income (loss) ............................   $   7,452   $   2,441   $  (1,479)       8,414
                                                       ---------   ---------   ---------
Interest expense ...................................                                             (991)
Other income (expense) .............................                                              (54)
                                                                                            ---------
Income from continuing operations, before income
  taxes and minority interest ......................                                        $   7,369
                                                                                            =========
Depreciation .......................................   $     704   $     165   $       3    $     872
Amortization .......................................          27        --          --             27
Segment assets .....................................      60,658       5,014         668       66,340
Capital expenditures ...............................         703          76        --            779

Inter-segment  sales  were  $86  for  the  fiscal  year  ended  July  28,  2007.
Approximately  $43,720 of Medical  Systems  Group  assets are  located in Italy, including $10,110 of long-lived assets.

                                                        MEDICAL     POWER
                         FISCAL YEAR ENDED              SYSTEMS   CONVERSION
                           JULY 29, 2006                 GROUP       GROUP       OTHER       TOTAL
----------------------------------------------------   ---------   ---------   ---------    ---------
Net sales to external customers ....................   $ 70,287    $12,727     $   --       $ 83,014
Cost of sales ......................................     55,453       8,203        --         63,656
                                                       --------    --------    --------     --------
Gross margin .......................................     14,834       4,524        --         19,358
                                                       --------    --------    --------     --------
Selling, general and administrative ................      9,467       2,148       2,004       13,619
Research and development ...........................      1,562        --          --          1,562
Litigation settlement costs ........................        252         (55)        500          697
                                                       --------    --------    --------     --------
 Total operating expenses ..........................     11,281       2,093       2,504       15,878
                                                       --------    --------    --------     --------
Operating income (loss) ............................   $  3,553    $  2,431    $ (2,504)       3,480
                                                       ========     ========   ========
Interest expense ...................................                                          (1,311)
Other expense ......................................                                             (34)
                                                                                            --------
Income from continuing operations, before income
  taxes  and minority interest .....................                                        $  2,135
                                                                                            ========
Depreciation .......................................   $    793    $    193    $      2     $    988
Amortization .......................................         38        --          --             38
Segment assets .....................................     43,630       5,055         468       49,153
Capital expenditures ...............................        695          66           4          765

Inter-segment  sales  were  $149  for the  fiscal  year  ended  July  29,  2006.
Approximately  $35,481 of Medical  Systems  Group  assets are  located in Italy, including $10,249 of long-lived assets.

                                                        MEDICAL     POWER
                         FISCAL YEAR ENDED              SYSTEMS   CONVERSION
                           JULY 30, 2005                 GROUP       GROUP       OTHER       TOTAL
----------------------------------------------------   ---------   ---------   ---------    ---------
Net sales to external customers ....................   $ 70,792    $ 14,080    $   --       $ 84,872
Cost of sales ......................................     54,288       8,303        --         62,591
                                                       --------    --------    --------     --------
Gross margin .......................................     16,504       5,777        --         22,281
                                                       --------    --------    --------     --------
Selling, general and administrative ................      9,261       2,630       4,561       16,452
Research and development ...........................      1,636        --          --          1,636
Litigation settlement costs ........................       --           300        --            300
                                                       --------    --------    --------     --------
  Total operating expenses .........................     10,897       2,930       4,561       18,388
                                                       --------    --------    --------     --------
Operating income (loss) ............................   $  5,607    $  2,847    $ (4,561)       3,893
                                                       ========    ========     ========
Interest expense ...................................                                          (1,350)
Other income .......................................                                              97
                                                                                            --------
Loss from continuing operations, before income
  taxes and minority interest ......................                                        $  2,640
                                                                                            ========
Depreciation .......................................   $    850    $    247    $    141     $  1,238
Amortization .......................................         65        --          --             65
Segment assets .....................................     32,731       6,008       2,037       40,776
Capital expenditures ...............................        736         151           4          891

Inter-segment  sales  were  $182  for the  fiscal  year  ended  July  30,  2005.
Approximately  $24,704 of Medical  Systems  Group  assets are  located in Italy, including $5,455 of long-lived assets.

MAJOR  CUSTOMERS AND EXPORT SALES - For the fiscal year ended July 28, 2007, one of our Medical  Systems  Group  customers  accounted  for  approximately  12% of consolidated revenues and 11% of gross accounts receivable at July 28, 2007. For fiscal  years  ended July 29, 2006 and July 30,  2005,  no  individual  customer accounted for greater than 10% of total revenue or accounts receivable.

Foreign sales were 63%, 64% and 55% of the Company's  consolidated  net sales in
fiscal  years  ended  July  28,  2007,   July  29,  2006,  and  July  30,  2005,
respectively. Net sales by geographic areas were:

                                               JULY 28, 2007             JULY 29 2006           JULY 30, 2005
                                           ---------------------   ----------------------   ---------------------
United States ........................     $ 38,397         37%     $ 29,979         36%     $ 38,785         45%
Canada ...............................          869          1%          158         -%           497          1%
Europe ...............................       48,129         46%       37,078         45%       32,571         38%
Far East .............................        7,603          7%        6,298          8%        8,819         11%
Mexico, Central and South America ....        3,117          3%        6,750          8%        1,976          2%
Africa, Middle East and Australia ....        6,052          6%        2,751          3%        2,224          3%
                                           --------   --------      --------   --------      --------   --------
                                           $104,167        100%     $ 83,014        100%     $ 84,872        100%
                                           ========   ========      ========   ========      ========   ========

Revenues  are  attributable  to  geographic  areas based on the  location of the customers.

11. SHAREHOLDERS' EQUITY

RIGHTS  OFFERING  AND  STOCKHOLDERS'  RIGHTS PLAN - On December  12,  2006,  the
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
Total  proceeds to the  Company,  net of $275 of expenses  related to the rights offering, were $12,354.

The  purpose  of  this  rights  offering  was  to  raise  equity  capital  in  a cost-effective  manner.  Approximately $7,564 of the proceeds were used for debt repayment and the remainder  invested in short-term money market  securities for anticipated working capital needs and general corporate  purposes.  A portion of the net proceeds may also ultimately be used to acquire or invest in businesses, products and technologies that Company management  believes are complementary to the Company's business.

In addition,  on January 22,  2007,  the Company  entered  into a  stockholders'
rights  plan (the  "Rights  Plan").  The  Rights  Plan  provides  for a dividend distribution  of one common stock purchase right for each  outstanding  share of the Company's common stock. The Company's Board of Directors  adopted the Rights
Plan to protect stockholder value by protecting the Company's ability to realize
the   benefits  of  its  net   operating   losses   ("NOLs")  and  capital  loss
carryforwards.  The Company has  experienced  substantial  operating and capital losses in previous years.  Under the Internal Revenue Code and rules promulgated by the Internal Revenue Service, the Company may "carry forward" these losses in certain  circumstances to offset current and future earnings and thus reduce its federal income tax liability,  subject to certain requirements and restrictions.
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

STOCK BUY-BACK  PROGRAM - In September 2000, the Board of Directors  approved an additional repurchase of $3,000 of the Company's common stock bringing the total authorized  to $7,500.  The  Company  has not  purchased  any shares  under this program  since fiscal 2001,  when 11,500  shares were  purchased for $108. As of
July 28, 2007, 489,806 shares had been purchased by the Company for $4,502 under this Stock Buy-Back Program. These shares are included in Treasury Shares on the accompanying Balance Sheet.

INCREASE OF  AUTHORIZED  SHARES - At a special  meeting of  shareholders  of the
Company  held on November  17,  2006,  the  Company's  shareholders  approved an
Amendment of the  Certificate of  Incorporations  of the Company to increase the number of authorized  shares of the Company's  common stock, par value $0.10 per
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

STOCK OPTION PLAN AND WARRANTS - Effective  July 31, 2005,  the Company  adopted
SFAS No. 123 (R).  This standard  requires that the Company  measure the cost of employee services received in exchange for an award of equity  instruments based on the grant date fair value of the award. That cost will be recognized over the period in which the employee is required to provide the services - the requisite service  period  (usually the vesting  period) - in exchange for the award.  The grant date fair value for  options  and similar  instruments  will be  estimated using  option  pricing  models.  Under SFAS 123 (R),  the Company is required to select a valuation  technique or option pricing model that meets the criteria as stated in the standard,  which includes a binomial  model and the  Black-Scholes model.  At the present time, the Company is continuing to use the  Black-Scholes model. The adoption of SFAS 123 (R), applying the "modified prospective method,"
as elected by the Company,  requires the Company to value stock options  granted prior to its  adoption  of SFAS 123 (R) under the fair value  method and expense the related  unvested  amounts over the  remaining  vesting  period of the stock options.

Details  regarding  the fair value of stock  options  granted in fiscal 2007 and
2006 are as follows:

                                                   2007            2006
                                               ---------------------------
Estimated life (in years) ....................        7              7
Volatility rate...............................   63%-74%           62%
Risk free interest rate.......................   4.44%-5.16%    4.74%-4.93%
Dividend rate.................................       0%             0%
Forfeiture rate...............................       2%             0%
Weighted average fair value...................      1.16           1.58
Recorded compensation expense.................   $   219        $  141

The Black Scholes Option Pricing Model requires the use of various  assumptions.
The key assumptions are summarized as follows:

    Estimated  life: The Company  derives its estimated life based on historical experience.

    Volatility rate: The Company estimates the volatility of its common stock at the date of grant based on historical volatility of its common stock.

    Risk free interest rate: The Company derives its risk-free  interest rate on the  Barron's  zero coupon bond rate for a term  equivalent  to the expected life of the option.

    Dividend rate: The Company  estimates the dividend yield assumption based on the Company's historical and projected dividend payouts.

        Forfeiture rate: The Company  estimates the annual forfeiture rate based on historical experience.

On March 20, 2007,  shareholders approved the 2007 Incentive Stock Plan. A total of 1,000,000 shares of the Company's common stock may be granted under the Plan.
No  additional  options  will be granted  under the former  stock  option  plan.
Substantially  all of the  options  granted  under  this Plan and the prior plan provide  for  graded  vesting  and  vest  generally  at a rate of 25%  per  year beginning  with the date of grant,  expiring ten to fifteen  years from the date they are  granted.  The  option  price  per  share is  approved  by the Board of
Directors. All options to date have been granted at the fair market value of the
Company's  stock at the date of grant. No options can be granted under this plan subsequent to February 21, 2017.

In  December  2000,  the Board of  Directors  approved an  extension  of time to exercise for all stock option  holders.  The extension  covers all options whose term would have expired during the period from the stock  de-listing  date up to the date that the shares become re-listed on a national exchange. This extension grants  those  stock  option  holders  a period of six  months  from the date of re-listing to exercise  vested options which may have otherwise  expired without the extension.  Options that otherwise  expired due to termination of employment for cause were not effected by this extension.  During fiscal 2005, the plan was modified to remove this extension  provision from options  granted after January
2005. The majority of the Company's stock options have a 10 year term,  however, due to uncertainty regarding the duration of this extension,  the Company cannot calculate the weighted  average  remaining  contractual  term of  outstanding or vested options. The extension provision does not impact the 2007 Incentive Stock
Plan.

OPTION ACTIVITY

The following stock option information is as of:

                                                       JULY 28, 2007             JULY 29, 2006               JULY 30, 2005
                                                 -----------------------   -------------------------   -------------------------
                                                                WEIGHTED                  WEIGHTED                    WEIGHTED
                                                                AVERAGE                   AVERAGE                     AVERAGE
                                                   SHARES       EXERCISE     SHARES       EXERCISE       SHARES       EXERCISE
                                                 OUTSTANDING      PRICE    OUTSTANDING      PRICE      OUTSTANDING     PRICE
                                                 -----------   ---------   -----------   -----------   -----------   -----------
Granted and outstanding, beginning of year ....   1,545,996    $   3.93     1,662,494    $   3.81       2,133,415     $   3.15
Granted .......................................     469,000        1.73       100,000        2.66         150,000         2.70
Exercised .....................................    (101,000)       1.69       (99,000)       2.09        (248,420)        1.12
Cancelled and forfeited .......................        --           --       (117,498)       2.56        (372,501)        1.41
                                                  ---------                 ---------                   ---------
Outstanding at end of year ....................   1,913,996        3.51     1,545,996        3.93       1,662,494         3.81
                                                  =========                 =========                   =========
Exercisable at end of year ....................   1,494,743        4.00     1,477,243        4.00       1,508,742         3.92

As  mentioned  above,  due to an  extension  of exercise  time granted to option holders  that has an  uncertain  term,  the Company is unable to  calculate  the weighted average contractual term of the above options.

As of July 28,  2007 the  distribution  of stock  option  exercise  prices is as follows:

                           OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                        --------------------------------------------------------
                                        WEIGHTED                      WEIGHTED
                                         AVERAGE                      AVERAGE
     EXERCISE             NUMBER OF     EXERCISE       SHARES        EXERCISE
    PRICE RANGE         OPTION SHARES     PRICE      EXERCISABLE       PRICE
---------------------   -------------   ----------   ------------   ------------
$1.00 - $3.34             1.223,288      $   1.76       804,835       $   1.75
$4.00 - $6.60               313,256          4.85       313,256           4.85
$7.00 - $7.94               220,775          7.51       220,775           7.51
$8.00 - $10.00              156,677          8.91       156,677           8.91
                          ---------      --------     ---------       --------
                          1,913,996      $   3.51     1,494,743       $   4.00
                          =========      ========     =========       ========

At July 28, 2007,  the  aggregate  intrinsic  value of options  outstanding  and options exercisable was $786 and $538, respectively.  The intrinsic value is the amount by which the market value of the  underlying  stock  exceeds the exercise price of the option at the measurement date for all-in-the money options.

Future  compensation  expense related to the vesting of employee options granted by July 28, 2007 is expected to be $230 in 2008, $198 in 2009 and $37 in 2010.

Cash proceeds and intrinsic  value related to total stock options  exercised are provided in the following table:

YEAR ENDED                             JULY 28, 2007   JULY 29, 2006   JULY 30, 2005
                                       -------------   -------------   -------------
Proceeds from stock options exercised       $  170          $  238          $  278
Intrinsic Value                                 57             137             367

An expense was recognized for the fair value of options granted to non-employees in the amount of $39 in fiscal year 2005.

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
Plaintiffs filed reply papers on March 19, 2004. In addition,  the Company filed a registration statement related to the warrant shares on March 23, 2004, and it was declared effective by the SEC on May 7, 2004. In July 2004, in settlement of this  matter,  Del Global  modified  the  exercise,  or  "strike,"  price of the
1,000,000  warrants  issued in 2002 from $2.00 to $1.50 per share,  and extended the  expiration  date of such  warrants  by one year to March 28,  2009.  During fiscal 2007, 2006 and 2005, 366,854,  1,574 and 58,006,  respectively,  of these warrants  were  exercised  for cash proceeds to the Company of $551, $2 and $87, respectively. As of July 28, 2007, 573,516 of these warrants were outstanding.

12. INCOME (LOSS) PER SHARE

                                                                                     FOR FISCAL YEARS ENDED
                                                                         -----------------------------------------------
                                                                         JULY 28, 2007    JULY 29, 2006    JULY 30, 2005
                                                                         -------------    -------------    -------------
Numerator:
  Net income..........................................................    $     3,816      $        94      $       392
Denominator:
   Weighted average shares outstanding for basic income per share.....     16,154,552       11,244,421       10,490,178
   Effect of dilutive securities......................................        300,673          832,075          974,540
                                                                          -----------      -----------      -----------
   Weighted average shares outstanding for diluted income per share...     16,455,225       12,076,496       11,464,718
                                                                          ===========      ===========      ===========
Income per basic common share.........................................    $      0.24      $      0.01      $      0.04
                                                                          ===========      ===========      ===========
Income per diluted common share.......................................    $      0.23      $      0.01      $      0.03
                                                                          ===========      ===========      ===========

Common  shares  outstanding  for the fiscal years ended July 28, 2007,  July 29,
2006 and July 30, 2005, were reduced by 622,770 shares of treasury stock.

The computation of diluted shares outstanding does not include the effect of the assumed exercise of 1,414,978,  1,180,389 and 545,622 for employee stock options outstanding as of July 28, 2007, July 29, 2006 and July 30, 2005,  respectively, and 0, 474,113 and 428,919  warrants to purchase  Company common stock for those years because the effect of their assumed exercise would be anti-dilutive.

13. INCOME TAXES

The Company's  consolidated income from continuing  operations before income tax benefit and minority  interest  for fiscal years 2007,  2006 and 2005 of $7,369,
$2,135 and $2,640  reflects  foreign pre-tax net income of $8,180,  $3,620,  and
$3,842 for fiscal years 2007,  2006, and 2005,  respectively  and a U.S. pre-tax loss of $811, $1,485 and $1,202, respectively.

Provision for income taxes consists of the following:

                                               FOR FISCAL YEARS ENDED
                                   ---------------------------------------------
                                   JULY 28, 2007   JULY 29, 2006   JULY 30, 2005
                                   -------------   -------------   -------------
CURRENT TAX EXPENSE:
 Foreign ........................      $ 3,410         $ 1,739         $ 1,640
 State and local ................            5              35              42
DEFERRED PROVISION (BENEFIT):
 Federal ........................         --              --               101
 State and local ................         --              --              --
 Foreign ........................          138             (16)            271
                                       -------         -------         -------
NET PROVISION ...................      $ 3,553         $ 1,758         $ 2,054
                                       =======         =======         =======

The following is a reconciliation  of the statutory Federal and effective income tax rates:

                                                                              FOR FISCAL YEARS ENDED
                                                                  -----------------------------------------------
                                                                  JULY 28, 2007    JULY 29, 2006    JULY 30, 2005
                                                                  -------------    -------------    -------------
Statutory Federal income tax rate .............................       34.0%             34.0%            34.0%
State Tax, less Federal tax effect ............................        0.1%              1.6%             6.2%
Foreign taxes .................................................        9.2%              8.2%            72.4%
Valuation allowance adjustment ................................       (1.9)%           (98.5)%          (34.8)%
Provision for undistributed earnings of foreign subsidiary ....        7.2%            138.8%             --
Other .........................................................       (0.4)%            (1.7)%            --
                                                                      ====              ====             -----
Effective tax rate ............................................       48.2%             82.4%            77.8%
                                                                      ====              ====             ====

Deferred income tax assets (liabilities) are comprised of the following:

                                                              JULY 28, 2007   JULY 29, 2006
                                                              -------------   -------------
Deferred income tax assets:
  Federal net operating loss carry forward ...............       $ 15,420        $ 15,603
  State tax credits and operating loss carry forwards ....          2,223             639
  Reserve for inventory obsolescence .....................          1,417           1,203
  Allowances and reserves not currently deductible .......            933           1,043
  Amortization ...........................................            197             439
  Stock based compensation ...............................            430             315
  Other ..................................................             55            --
                                                                 --------        --------
    Gross deferred income tax assets .....................         20,675          19,242
Deferred income tax liabilities:
    Undistributed earnings of foreign subsidiary .........         (2,278)         (2,359)
    Fixed assets .........................................           (383)           (239)
   Other .................................................           --               (85)
                                                                 --------        --------
   Gross deferred income tax liabilities .................         (2,661)         (2,683)
Less: valuation allowance ................................        (17,295)        (15,702)
                                                                 --------        --------
Net deferred income tax assets ...........................       $    719        $    857
                                                                 ========        ========

Deferred  income tax assets and  liabilities  are  recorded in the  consolidated balance sheets as follows:

                                                    JULY 28, 2007  JULY 29, 2006
                                                    -------------  -------------

Deferred income tax assets - non-current .........       1,011         $ 1,159
Deferred income tax liabilities -- non-current ...        (292)           (302)
                                                       -------         -------
                                                       $   719         $   857
                                                       =======         =======

DEFERRED INCOME TAX ASSET

The Company  accounts for deferred income taxes in accordance with SFAS No. 109,
"Accounting for Income Taxes," whereby it recognizes  deferred income tax assets and liabilities for temporary  differences between its financial reporting basis and income tax  reporting  basis and for  income  tax net  operating  loss carry forwards.

The Company periodically assesses the realization of its net deferred income tax assets. This evaluation is primarily based upon current operating results in the taxing  jurisdiction and expectations of future operating  results in the taxing jurisdiction.  A valuation allowance is recorded if the Company believes its net deferred  income tax assets will not be realized.  The  Company's  assessment is based  on its  expectation  of the more  likely  than not  result.  Because  the
Company's U.S. legal entities  reported a loss in each of the fiscal years 2005,
2006 and 2007 and based on  expectations  of future  results from the U.S. legal entities,  the Company continues to carry a 100% valuation  allowance on its net
U.S. deferred tax asset.

At July 28, 2007,  the Company has federal net operating  loss carry forwards of
$45,350 that expire at various times between July, 2020 and July, 2025.

The Company  recorded a tax provision  with respect to its foreign  subsidiary's income in all periods  presented  and based on a more likely than not  standard, believes that the foreign subsidiary's net deferred tax asset will be realized.

The Company has also concluded  that,  given its history of receiving  dividends from its foreign  subsidiary,  Villa,  it cannot assume that the income of Villa will be permanently reinvested.  As required by SFAS 109, the Company recorded a deferred tax liability related to the undistributed  earnings of Villa. However, it can make no assurances that Villa will generate profits in the future or that future dividends will be received.

In 2006, the FASB issued  Interpretation  No. 48,  Accounting for Uncertainty in
Income Taxes.  FIN 48 requires  reporting of taxes based on tax positions  which meet a more likely than not standard and which are measured at their more likely than not  settlement.  Currently,  reporting  of  taxes  is based on tax  return reporting  positions,  which do not  require a more  likely  than not  standard.
Differences  between  financial  and tax  reporting  which do not meet  this new threshold are required to be recorded as unrecognized tax benefits.  FIN 48 also provides  guidance  on the  presentation  of tax  obligations  in the  financial statements and the  recognition of potential IRS interest and penalties.  FIN 48 is effective for the Company's 2008 fiscal year.  The Company  believes that FIN
48 will not have a material impact on its financial statements.

14. COMMITMENTS AND CONTINGENCIES

a.  EMPLOYMENT  MATTERS - The Company had an  employment  agreement  with Samuel
Park, the previous Chief Executive  Officer ("CEO"),  for the period May 1, 2001 to April 30, 2004. The employment agreement provided for certain payments in the event of a change in the  control of the  Company.  On  October  10,  2003,  the
Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $0.2  million  during the first  quarter of fiscal  2004 to accrue the balance remaining under Mr. Park's employment agreement.

   The Company's  employment  agreement with Mr. Park provided for payments upon certain  changes of control.  The  Company's  Board of Directors  elected at the
Company's Annual Meeting of Shareholders  held on May 29, 2003, had reviewed the
"change of control",  provisions regarding payments totaling up to approximately
$1.8 million under the employment agreement between the Company and Mr. Park. As a result of this  review  and based  upon,  among  other  things,  the advice of special  counsel,  the  Company's  Board of  Directors  has  determined  that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10,  2003,  Mr. Park orally  informed  the Company  that, after reviewing the matter with his counsel,  he believed that the obligation to pay these amounts has been triggered.  On October 27, 2003, the Company received a letter from Mr.  Park's  counsel  demanding  payment of certain sums and other consideration  pursuant to the  Company's  employment  agreement  with Mr. Park, including  these change of control  payments.  On November 17, 2003, the Company filed a complaint in the United States District Court,  Southern District of New
York, against Mr. Park seeking a declaratory  judgment that no change in control payment  was or is due to Mr.  Park,  and that an  amendment  to the  employment contract with Mr. Park regarding  advancement and reimbursement of legal fees is invalid  and  unenforceable.  Mr.  Park  answered  the  complaint  and  asserted counterclaims  seeking  payment from the Company  based on his  position  that a
"change in  control"  occurred  in June 2003.  Mr.  Park is also  seeking  other consideration he believes he is owed under his employment agreement. The Company filed a reply to Mr. Park's counterclaims  denying that he is entitled to any of these payments. Discovery in this matter was conducted and completed.  Following discovery,  the Company and Mr. Park filed  motions for summary  judgment on the issues  related  to  change  in  control  and the  amendment  to the  employment
agreement,   which   motions  have  been  fully   submitted  to  the  Court  for
consideration.  To date,  no  decision  has been  issued  by the  Court on these motions.  If Mr.  Park  prevails  on his  claims and the  payments  he seeks are required to be paid in a lump sum,  these  payments may have a material  adverse effect on the Company's liquidity.  It is not possible to predict the outcome of these claims.  However,  the Company's  Board of Directors does not believe that such a claim is  reasonably  likely  to  result in a  material  decrease  in the
Company's  liquidity in the foreseeable  future. The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.

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
subsequently,  a trial date had been  scheduled  for October 1, 2007.  The trial date  has  been  postponed  due to  the  unabailability  of a  witness  for  the plaintiff. A trial date has been scheduled for January 28, 2008. The Company and
Del Medical  intend to defend  vigorously  against  Mr.  Moeller's  claims.  Mr.
Moeller is seeking $2.37 million in damages  consisting of alleged  income loss, including salary and benefits,  and the present value of his alleged lost income and  benefits  in the future  after lump sum tax  adjustments.  The  Company has recorded an accrual of $0.1  million  relating  to  potential  liability  in the settlement of these claims.

b. OTHER LITIGATION  MATTERS - On May 24, 2007, the Company's RFI subsidiary was served  with a  subpoena  to testify  before a grand  jury of the United  States
District  Court,  Eastern  District of New York and to provide items and records from its Bay Shore,  NY offices in  connection  with U.S.  Department of Defense contracts.  A search  warrant from the United  States  District  Court,  Eastern
District of New York was issued and executed with respect to such  offices.  The
Company  believes that it is in full compliance with the quality  standards that its customers require and is fully cooperating with investigators to assist them with their review.  The Company's RFI  subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

In  addition,  the Company is a  defendant  in several  other  legal  actions in various US and foreign  jurisdictions  arising  from normal  course of business.
Management  believes  the Company has  meritorious  defenses to such actions and that the outcomes will not be material to the Company's  consolidated  financial statements

c. LEASE  COMMITMENTS  - The Company  leases  facilities  for its  manufacturing operations  with  expiration  dates ranging from 2007 through 2012. In addition, the Company has  various  office  equipment  and auto  leases  accounted  for as operating  leases.  The future minimum  annual lease  commitments as of July 28,
2007 are as follows:

    FISCAL YEARS                                                      AMOUNT
    2008 ....................................................          $329
    2009 ....................................................           260
    2010 ....................................................            95
    2011-2012 ...............................................            75
                                                                       ----
      Total .................................................          $759
                                                                       ====

    Rent expense for fiscal years 2007,  2006 and 2005 was $396,  $300 and $336, respectively.

15. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   YEAR ENDED JULY 28, 2007:

                                                                       QUARTER
                                                    FIRST        SECOND          THIRD        FOURTH
                                                ------------   -----------   -----------   ------------
Net sales ...................................   $   19,286     $   26,771    $   27,122    $   30,988
Gross margin ................................   $    4,011     $    6,749    $    6,025    $    8,232
Income (loss) from continuing operations ....   $     (487)    $    1,082    $    1,056    $    2,165
Discontinued operation ......................   $       --     $      --     $      --     $     --

Net income (loss) ...........................   $     (487)    $    1,082    $    1,056    $    2,165
Basic earnings per share:
Income (loss) from continuing operations ....   $    (0.04)    $     0.09    $     0.06    $     0.09
Discontinued operation ......................   $      --      $      --     $      --     $     --
Net income (loss) per share .................   $    (0.04)    $     0.09    $     0.06    $     0.09
Diluted earnings per share:
Income (loss) from continuing operations ....   $    (0.04)    $     0.09    $     0.06    $     0.09
Discontinued operation ......................   $      --      $      --     $      --     $     --
Net income (loss) per share .................   $    (0.04)    $     0.09    $     0.06    $     0.09

    YEAR ENDED JULY 29, 2006

                                                                       QUARTER
                                                    FIRST        SECOND          THIRD        FOURTH
                                                ------------   -----------   -----------   ------------
Net sales ...................................   $   16,239     $   21,994    $   20,804    $   23,977
Gross margin ................................   $    3,735     $    5,214    $    4,502    $    5,907
Income (loss) from continuing operations ....   $     (483)    $      (60)   $      (73)   $      885
Discontinued operation ......................   $      --      $      --     $      --     $     (175)
Net income (loss) ...........................   $     (483)    $      (60)   $      (73)   $      710
Basic earnings per share:
Income (loss) from continuing operations ....   $    (0.05)    $    (0.01)   $    (0.01)   $     0.08
Discontinued operation ......................   $      --      $      --     $      --     $    (0.01)
Net income (loss) per share .................   $    (0.05)    $    (0.01)   $    (0.01)   $     0.07
Diluted earnings per share:
Income (loss) from continuing operations ....   $    (0.05)    $    (0.01)   $    (0.01)   $     0.07
Discontinued operation ......................   $      --      $      --     $      --     $    (0.01)
Net income (loss) per share .................   $    (0.05)    $    (0.01)   $    (0.01)   $     0.06

