Form 10-Q
period 2007-10-27
DEL GLOBAL TECHNOLOGIES CORP
filed 2007-12-07
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2007

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-3319

DEL GLOBAL TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

New York	13-1784308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11550 West King Street, Franklin Park, IL	60131
(Address of principal executive offices)	(Zip Code)

847-288-7000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares of Registrant's common stock outstanding as of November 30, 2007 was 24,178,806.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

 PART I  FINANCIAL INFORMATION
 ITEM 1  FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	October 27,	October 28,
	2007	2006

NET SALES	$26,716	$19,286
COST OF SALES	20,285	15,275
GROSS MARGIN	6,431	4,011

Selling, general and administrative	3,740	3,342
Research and development	481	430
Total operating expenses	4,221	3,772
OPERATING INCOME	2,210	239

Interest expense, net of interest income of $53 and $0 in 2008 and 2007, respectively	(70)	(327)
Other income (loss)	(7)	9
INCOME (LOSS) BEFORE INCOME TAX PROVISION	2,133	(79)
INCOME TAX PROVISION	1,026	408
NET INCOME (LOSS)	$1,107	$(487)
NET INCOME (LOSS) PER BASIC SHARE	$0.05	$(0.04)
Weighted average shares outstanding	24,161,407	11,645,689
NET INCOME (LOSS) PER DILUTED SHARE	$0.04	$(0.04)
Weighted average shares outstanding	24,722,392	11,645,689

 See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

ASSETS

	October 27,	July 28,
	2007	2007

CURRENT ASSETS:
Cash and cash equivalents	$5,876	$7,860
Trade receivables (net of allowance for doubtful accounts of $1,686 and $1,569 at October 27, 2007 and July 28, 2007, respectively)	22,776	21,221
Inventories	21,259	21,930
Prepaid expenses and other current assets	900	1,180
Total current assets	50,811	52,191

NON-CURRENT ASSETS:
Property plant and equipment, net	6,674	6,511
Deferred income taxes	1,050	1,011
Goodwill	6,437	6,437
Other assets	160	189
Total non-current assets	14,321	14,148
TOTAL ASSETS	$65,132	$66,339

  See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

	October 27,	July 28,
	2007	2007
CURRENT LIABILITIES:
Current portion of long-term debt	$1,223	$1,086
Accounts payable - trade	12,430	17,125
Accrued expenses	7,803	7,432
Income taxes payable	2,692	1,570
Total current liabilities	24,148	27,213

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	5,229	5,398
Deferred income taxes	292	292
Other long-term liabilities	3,285	3,240
Total non-current liabilities	8,806	8,930
Total liabilities	32,954	36,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 50,000,000; issued-24,801,576 and 24,753,526 at October 27, 2007 and July 28, 2007, respectively	2,480	2,475
Additional paid-in capital	79,970	79,726
Treasury shares – 622,770 shares, at cost	(5,546)	(5,546)
Accumulated other comprehensive income	2,514	1,880
Accumulated deficit	(47,240)	(48,339)
Total shareholders' equity	32,178	30,196
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,132	$66,339

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	October 27,	October 28,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,107	$(487)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities: Depreciation and amortization	227	244
Deferred income tax provision	11	9
Imputed interest – subordinated note	-	68
Stock based compensation expense	172	46
Other	-	57
Changes in operating assets and liabilities:
Trade receivables	(803)	934
Inventories	1,370	(1,175)
Prepaid expenses and other current assets	352	(116)
Other assets	32	26
Accounts payable – trade	(5,177)	(954)
Accrued expenses	148	1,432
Payment of accrued litigation settlement costs	-	(50)
Income taxes payable	1,012	400
Other long-term liabilities	(107)	56
Net cash (used in) provided by operating activities	(1,656)	490

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(163)	(193)

Net cash used in investing activities	(163)	(193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under short-term credit facilities	-	7,806
Repayment under short-term credit facilities	-	(9,057)
Borrowing of long-term debt	-	1,557
Repayment of long-term debt	(345)	(433)
Proceeds from stock option exercises	-	17
Proceeds from warrant exercises	68	-
Net cash used in financing activities	(277)	(110)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	112	2
CASH AND CASH EQUIVALENTS (DECREASE) INCREASE FOR THE PERIOD	(1,984)	189
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,860	333
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,876	$522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$107	$145
Taxes	-	-

See notes to consolidated financial statements.

 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim period have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended July 28, 2007.  Certain prior year’s amounts have been reclassified to conform to the current period presentation.

The Company’s fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. Results of the Company’s subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”), are consolidated into Del Global’s consolidated financial statements based on a fiscal year that ends on June 30 and are reported on a one-month lag.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed.  The Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product. The Company’s products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The Company has a Food & Drug Administration obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period. These repairs are billed to the customers at market rates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 requires that the Company  recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date.

FIN 48 was adopted by the Company beginning July 29, 2007.

The adoption of FIN 48 did not have any impact on the Company’s statement of financial position or on its results of operations.

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction. All tax years in both jurisdictions since 2003 are open pursuant to statutes.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of October 27, 2007, there were no material interest or penalty amounts to accrue.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Portions of this statement are effective for the Company beginning July 1, 2008 while others have been deferred until fiscal 2009.  The Company has not evaluated the impact that the adoption of SFAS No. 157 will have on its financial statements at this time.

In February 2007, the FASB released SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company has not evaluated the impact that the adoption of SFAS No. 159 will have on its financial statements at this time.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of October 27, 2007, finished goods represented approximately 26.2% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

Inventory at October 27, 2007 and July 28, 2007 is as follows:

	October 27,	July 28,
	2007	2007
Raw materials and purchased parts	$14,635	$15,237
Work-in-process	4,035	3,910
Finished goods	6,625	6,652
	25,295	25,799
Less allowance for obsolete and excess inventory	(4,036)	(3,869)
Total inventory	$21,259	$21,930

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

The activity in the warranty reserve accounts in the first quarters of fiscal 2008 and 2007 is as follows:

	Three Months Ended
	October 27,	October 28,
	2007	2006
Balance at beginning of period	$1,065	$1,010
Provision for anticipated warranty claims	159	162
Costs incurred related to warranty claims	(104)	(121)
Effect of foreign currency fluctuation	48	-
Balance at end of period	$1,168	$1,051

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company includes foreign currency translation adjustments and net income (loss) reported in the Company's Consolidated Statements of Operations.

Comprehensive income (loss) for fiscal 2008 and 2007 periods presented was as follows:

	Three Months Ended
	October 27,	October 28,
	2007	2006
Net income (loss)	$1,107	$(487)
Foreign currency translation adjustments	634	(192)
Comprehensive income (loss)	$1,741	$(679)

INCOME (LOSS) PER SHARE

Common shares outstanding for all periods were reduced by 622,770 shares of treasury stock.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase company stock if such conversion is dilutive.

	Three Months Ended
	October 27,	October 28,
	2007	2006

Numerator:
Net income (loss)	$1,107	$(487)
Denominator: (shares in thousands)
Denominator for basic income (loss) per share
Weighted average number of common shares outstanding	24,161	11,646
Effect of dilutive securities	561	--
Denominator for diluted income (loss)
per share	24,722	11,646
Income (loss) per common share:
basic	$0.05	$(0.04)
diluted	$0.04	$(0.04)

Antidilutive securities excluded from above computations:

	Three Months Ended
	October 27,	October 28,
	2007	2006

Employee stock options	1,185	1,856
Warrants	--	940

SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility.  During the first quarter of 2007, an average of $4,208 was outstanding under this facility.  In March 2007, the Company used a portion of the proceeds from the Rights Offering described below to pay all outstanding balances under this facility as well as $2,505 of subordinated notes then outstanding and $146 in related interest.

On June 1, 2007, the North Fork Facility was amended and restated. As restated, the North Fork Facility provides for a $7.5 million formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility up to $1.5 million. Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5% Other changes to the terms and conditions of the original loan agreement include the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

As of October 27, 2007, the Company had approximately $9.0 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the US.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility. On December 6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility. As of October 27, 2007 and July 28, 2007, the Company was in compliance with all covenants under the North Fork Facility.

The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1.560 million which was used to pay down amounts outstanding under the North Fork Facility, in accordance with provisions of the facility.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at October 27, 2007 is $0.  Interest rates on these facilities are variable and currently range from 3.7 – 14.25%.

Long term debt at October 27, 2007 and July 28, 2007 is summarized as follows:

	October 27, 2007	July 28, 2007
Foreign capital lease obligations	$2,683	$2,650
Foreign credit facilities	2,734	2,699
Foreign Italian government loans	1,035	1,135
Total long term debt	6,452	6,484
Less current portion of long-term bank debt	(1,223)	(1,086)
Less current portion of subordinated debt	--	--
Long term debt, less current portion	$5,229	$5,398

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  Interest is payable at Euribor 3 months plus 1.3 points, currently 6.092%.  The spread may be reduced to 1.04 points upon completion of the project if objectives are achieved.  The note is repayable over a 7 year term, with reimbursement starting in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 5.742%.  The loan is repayable in 4 years.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At October 27, 2007, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

	Medical	Power
For three months ended	Systems	Conversion
October 27, 2007	Group	Group	Other	Total
Net Sales to External Customers	$24,084	$2,632	-	$26,716
Cost of sales	18,616	1,669	-	20,285
Gross margin	5,468	963	-	6,431

Operating expenses	3,230	587	404	4,221
Operating income (loss)	$2,238	$376	$(404)	$2,210

	Medical	Power
For three months ended	Systems	Conversion
October 28, 2006	Group	Group	Other	Total
Net Sales to External Customers	$16,621	$2,665	-	$19,286
Cost of sales	13,462	1,813	-	15,275
Gross margin	3,159	852	-	4,011

Operating expenses	2,604	544	624	3,772
Operating income (loss)	$555	$308	$(624)	$239

STOCK OPTION PLAN AND WARRANTS

During the first quarter of fiscal year 2008, the Company granted options to purchase 212,500 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $2.72 per share that vested 25% immediately and 25% per year for the next three years.  The aggregate fair value of these options was $409.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 72% risk free interest rate of 4.20% and the assumption that no dividends will be paid.

During the first quarter of fiscal year 2007, the Company granted options to purchase 335,000 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $1.45 per share that vested 25% immediately and 25% per year for the next three years.  The aggregate fair value of these options was $232.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 63% risk free interest rate of 4.72% to 4.75% and the assumption that no dividends will be paid.

In the three months ended October 27, 2007 and October 28, 2006, the Company recorded $172 and $46, respectively, of compensation expense related to stock options.

During the first quarter of fiscal 2008, 47,527 warrants were exercised for cash proceeds to the Company of $68.  No warrants were exercised in the first quarter of fiscal 2007.  As of October 27, 2007 and October 28, 2006,  527,563 and 575,090 of these warrants were outstanding, respectively.

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

The Company’s employment agreement with Mr. Park provided for payments upon certain changes in control.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration.  To date, no decision has been issued by the court on these motions.  If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity.  It is not possible to predict the outcome of these claims.  However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future.  The Company has not recorded an accrual for any potential settlements of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.  Accordingly, it appears that the action will proceed to trial.  A status conference before the Court was held March 8, 2007, and subsequently, a trial date had been scheduled for October 1, 2007.  The trial date has been postponed due to the unavailability of a witness for the plaintiff.  A trial date has been scheduled for January 28, 2008.  The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims.  Mr. Moeller is seeking $2,370 consisting of alleged income loss, including salary and benefits, and the present value of his lost income and benefits in the future after lump sum tax adjustments.  In fiscal 2007, the Company recorded an accrual of $100 relating to potential liability in the settlement of these claims.

Other Litigation Matters – On May 24, 2007, the Company’s RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  The Company’s RFI subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

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

RIGHTS OFFERING AND STOCKHOLDER’S RIGHTS PLAN

On December 12, 2006, the Company filed a registration statement for a subscription Rights Offering with the SEC that became effective January 30, 2007. Under the terms of this Rights Offering, the Company distributed to shareholders of record as of February 5, 2007, non-transferable subscription rights to purchase one share of the Company's common stock for each share owned at that date at a subscription price of $1.05 per share. On March 12, 2007, the Company completed the Rights Offering, selling 12,027,378 shares of its common stock at $1.05 per share. Total proceeds to the Company, net of expenses related to the Rights Offering, were $12,354.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment.  We caution that these statements are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company's filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended July 28, 2007 and Current Reports on Form 8-K.

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  We manage our business in two operating segments: our Medical Systems Group and our Power Conversion Group.  In addition, we have a third reporting segment, other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2007(this “Quarterly Report”) for discussions of the Company’s segments.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.  Within these policies, we have identified the accounting for deferred tax assets and the allowance for obsolete and excess inventory as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

Deferred Income Taxes

We account for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby we recognize deferred tax assets and liabilities for temporary differences between financial reporting basis and income tax basis and for net operating loss carryforwards.

We periodically assess the realization of our net deferred tax assets.  This evaluation is primarily based upon current operating results and expectations of future operating results.  A valuation allowance is recorded if we believe our net deferred tax assets will not be realized.  Our determination is based on what we believe will be the more likely than not result.

During fiscal year 2007, the Company recorded operating income on a consolidated basis.  For tax reporting purposes, the Company’s foreign tax reporting entity was profitable and its US tax reporting entities incurred a taxable loss.  Based on these results and expectations of future results, the Company concluded that it should maintain a 100% valuation allowance on its net US deferred tax assets.  For the quarter ended October 27, 2007, the Company continues to carry a 100% valuation allowance on its net U.S. deferred tax asset.

The Company recorded a tax provision with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred tax asset at October 27, 2007 will be realized.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109. FIN 48 requires that the Company  recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As used in this Interpretation, the term more likely than not means a likelihood of more than 50 percent. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date.

FIN 48 was adopted by the Company beginning July 29, 2007.

The adoption of FIN 48 did not have any impact on the Company’s statement of financial position or on its results of operations.

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction. All tax years in both jurisdictions since 2003 are open pursuant to statutes.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of October 27, 2007, there were no material interest or penalty amounts to accrue.

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

Valuation of finished goods inventories

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of October 27, 2007, finished goods represented approximately 26.2% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended October 27, 2007 Compared to Three Months Ended October 28, 2006
Consolidated net sales of $26.7 million for the first quarter of fiscal 2008 increased by $7.4 million or 38.5% from fiscal 2007 first quarter net sales of $19.3 million due primarily to increased sales in our Medical Systems Group.  The Medical Systems Group’s first quarter fiscal 2008 sales of $24.1 million were $7.4 million or 44.9% more than the prior year’s first quarter with increases primarily due to increased international sales volume of several medical and dental imaging system product lines.  The Power Conversion Group’s sales for the first quarter of fiscal 2008 of $2.6 million were approximately equal to the prior year’s levels.

Consolidated backlog at October 27, 2007 was $25.7 million versus backlog at July 28, 2007 of approximately $28.4 million.  The backlog in the Power Conversion Group of  $6.3 million decreased $0.3 million from levels at the beginning of the fiscal year, while there was a $2.4 million decrease in the first quarter backlog of our Medical Systems segment from July 28, 2007, reflecting lower bookings during the three month period in international markets.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margins as a percent of sales were 24.1% for the first quarter of fiscal 2008, compared to 20.8% in the first quarter of fiscal 2007.  The Power Conversion Group’s margins for the first quarter of fiscal 2008 were 36.5%, versus 31.9% in the prior year quarter, reflecting increased margins in product mix and decreased production costs.  For the Medical Systems Group, first quarter of fiscal 2008 gross margins of 22.7% were higher than gross margins of 19.0% in the first quarter of fiscal 2007 due primarily to the higher sales base and decreased production costs.

Selling, General and Administrative expenses (“SG&A”) for the first quarter of fiscal 2008 were $3.8 million (14.0% of sales) compared to $3.3 million (17.3% of sales) in the prior year’s first quarter.  The increase is primarily due to increased international selling expenses and higher stock based compensation expenses related to increased volume of stock options issued during the first quarter of fiscal 2008.

As a result of the above, we recognized a first quarter fiscal 2008 operating income of $2.3 million compared to an operating income of $0.2 million in the  first quarter of fiscal 2007.  The Medical Systems Group posted a first quarter fiscal 2008 operating profit of $2.3 million and the Power Conversion Group showed operating profit of $0.4 million, offset by unallocated corporate costs of $0.4 million.  The Medical Systems Group posted a first quarter fiscal 2007 operating profit of $0.6 million and the Power Conversion Group showed operating profit of $0.3 million, offset by unallocated corporate costs of $0.7 million.

Interest expense of $0.1 for the first quarter of fiscal 2008 was $0.3 lower than the prior year’s first quarter due to a reduction in borrowings resulting from the paydown of US based debt with proceeds of a March 2007 Rights Offering, partially offset by additional borrowings in Italy to support its day-to-day operations.

On a consolidated basis, the Company recorded a first quarter fiscal 2008 pretax income of $2.1 million, comprised of foreign pretax income of $2.5 million, offset by a US pretax loss of $0.4 million.  The related first quarter fiscal 2008 income tax expense of $1.0 million was due to foreign taxes on the profits of Villa.  During the same period in fiscal 2007, the Company recorded pretax loss of $0.1 million, which included foreign pretax income of $0.9 million, offset by a US pretax loss of $1.0 million.  The related first quarter fiscal 2007 income tax expense of $0.4 million was due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the US pretax losses in the first quarter of either fiscal 2008 or fiscal 2007 due to uncertainty regarding the realizability of its US net operating loss carryforwards as explained in Critical Accounting Policies above.

Reflecting the above, we recorded net income of $1.1 million, or $0.05 per basic share and $0.04 per diluted share, in the first quarter of fiscal 2008 as compared to net loss of $0.5 million, or $0.04 per basic and diluted share for the same period in fiscal 2007.  The average shares outstanding for the fiscal 2008 period were more than double the shares outstanding for the fiscal 2007 period due to shares issued in a March 2007 Rights Offering.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company funds it’s investing and working capital needs through a combination of cash flow from operations, short-term credit facilities and the proceeds of the Rights Offering described below.

Working Capital — At October 27, 2007 and July 28, 2007, our working capital was approximately $26.7 million and $25.0 million, respectively.  The increase in working capital for the first quarter of fiscal 2008 compared to the same period of fiscal 2007 related primarily to increases in ending accounts receivable and decreases in accounts payable offset by a decrease in cash and inventories and an increase in taxes payable.

At October 27, 2007 and July 28, 2007, we had approximately $5.9 million and $7.9 million, respectively, in cash and cash equivalents.  This decrease is primarily due to cash used in operating activities, primarily the reduction of accounts payable and an increase in accounts receivable.  As of October 27, 2007, we had approximately $9.0 million of excess borrowing availability under our domestic revolving credit facility compared to $2.6 million at October 28, 2006.

In addition, as of October 27, 2007 and July 29, 2006, our Villa subsidiary had an aggregate of approximately $11.6 million of excess borrowing availability under its various short-term credit facilities.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities – For the quarterly period ended October 27, 2007, the Company used approximately $1.7 million of cash from operations, compared to $0.5 million of cash provided by operations in the prior fiscal year period due primarily to decreases in accounts payable and increases in accounts receivable partially offset by increases in net income and income taxes payable and a decrease in inventories.

Cash Flows from Investing Activities — We made $0.2 million of facility improvements and capital equipment expenditures for the quarterly period ended October 27, 2007, which was equal to the prior fiscal year period.

Cash Flows from Financing Activities — During the quarterly period ended October 27, 2007, we repaid a total of approximately $0.3 million of indebtedness on our domestic and Italian borrowings, as compared to $1.7 million in the prior fiscal year period.  In addition, the Company received $0.1 million in payment of the exercise price of warrants in the quarterly period ended October 27, 2007.  During the first quarter of fiscal 2007, we borrowed $1.6 million in a domestic term loan as part of our North Fork Facility, which was repaid with the proceeds from a Rights Offering discussed above during fiscal 2007’s third quarter.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended July 28, 2007, has not changed materially at October 27, 2007.

As of October 27, 2007 and July 28, 2007, we did not have any outstanding borrowings under our revolving credit facilities in the US or Italy. The term loan was extinguished and the revolver was paid down to $0 with a portion of the proceeds received from a March 2007 Rights Offering.

Credit Facility and Borrowing — On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility.

On June 1, 2007, the North Fork Facility was amended and restated. As restated, the North Fork Facility provides for a $7.5 million formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility up to $1.5 million. Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5% Other changes to the terms and conditions of the original loan agreement include the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

As of October 27, 2007, the Company had approximately $9.0 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the US.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility. On December 6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility. As of October 27, 2007 and July 28, 2007, the Company was in compliance with all covenants under the North Fork Facility.

The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1.560 million which was used to pay down amounts outstanding under the North Fork Facility, in accordance with provisions of the facility.

Our Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at October 27, 2007 is $0.  Interest rates on these facilities are variable and currently range from 3.7 – 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  Interest is payable at Euribor 3 months plus 1.3 points, currently 6.092%.  The spread may be reduced to 1.04 points upon completion of the project if objectives are achieved.  The note is repayable over a 7 year term, with reimbursement starting in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 5.742%.  The loan is repayable in 4 years.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At October 27, 2007, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

On December 12, 2006, the Company filed a registration statement for a subscription rights offering with the SEC that became effective January 30, 2007.  Under terms of this rights offering, the Company distributed to shareholders of record as of February 5, 2007, non-transferable subscription rights to purchase one share of the Company’s common stock for each share owned at that date at a subscription price of $1.05 per share.  On March 12, 2007, the Company completed the rights offering, selling 12,027,378 shares of its common stock at $1.05 per share.  Total proceeds to the Company, net of $275 of expenses related to the rights offering, were $12,354.

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

The Company had an employment agreement with Samuel Park, a previous Chief Executive Officer (“CEO”), for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company.  On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date. As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

The Company’s employment agreement with Mr. Park provided for payments upon certain changes of control.  The Company’s Board of Directors, elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration.  To date, no decision has been issued by the court on these motions.  If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity.  It is not possible to predict the outcome of these claims.  However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future.  The Company has not recorded an accrual for any potential settlements of this claim as it has no basis upon which to estimate either the outcome or amount of loss.

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The Court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.  Accordingly, it appears that the action will proceed to a trial.  A status conference before the Court was held March 8, 2007, and subsequently, a trial date had been scheduled for October 1, 2007.  The trial date has been postponed due to the unavailability of a witness for the plaintiff.  A trial date has been scheduled of January 28, 2008.  The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims.  Mr. Moeller is seeking $2.37 million in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments.  The Company has recorded an accrual in 2007 of $0.1 million relating to potential liability in the settlement of these claims.

On May 24, 2007, the Company’s RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  The Company’s RFI subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

The Company is a defendant in several other legal actions in various US and foreign jurisdictions arising from the normal course of business.  Management believes the Company has meritorious defenses to such actions and that the outcome will not be material to the Company’s consolidated financial statements.

We anticipate that cash generated from operations and amounts available from credit facilities will be sufficient to satisfy currently projected operating cash needs for at least the next twelve months, and for the foreseeable future.

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

The Company has or had no investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes.  We do, however, recognize market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risks as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

Item 4T.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including James A. Risher, Chief Executive Officer, and Mark Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures", as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems.  As required by Rule 13a-15(d), the Company’s management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's first fiscal quarter of 2008 ended October 27, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

This management evaluation report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting as this report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

The Company’s employment agreement with Mr. Park provided for payments upon certain changes in control.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1,800 under the employment agreement between the Company and Mr. Park. As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered. Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered. On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable. Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003. Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions have been fully submitted to the court for consideration.  To date, no decision has been issued by the court on these motions.  If Mr. Park prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity.  It is not possible to predict the outcome of these claims.  However, the Company’s Board of Directors does not believe that such a claim is reasonably likely to result in a material decrease in the Company’s liquidity in the foreseeable future.  The Company has not recorded an accrual for any potential settlements of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.  Accordingly, it appears that the action will proceed to trial.  A status conference before the Court was held March 8, 2007, and subsequently, a trial date had been scheduled for October 1, 2007.  The trial date has been postponed due to the unavailability of a witness for the plaintiff.  A trial date has been scheduled for January 28, 2008.  The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims.  Mr. Moeller is seeking $2,370 consisting of alleged income loss, including salary and benefits, and the present value of his lost income and benefits in the future after lump sum tax adjustments.  In fiscal 2007, the Company recorded an accrual of $100 relating to potential liability in the settlement of these claims.

Other Legal Matters – On May 24, 2007, the Company’s RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  The Company’s RFI subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

In addition, the Company is a defendant in several other legal actions arising from the normal course of business in various US and foreign jurisdictions.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company's consolidated financial statements.

Item 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended July 28, 2007 have not materially changed.

Item 6.	EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, Mark Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, Mark Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * Filed herewith

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

Dated:                      December 7, 2007