Form 10-Q
period 2008-01-26
DEL GLOBAL TECHNOLOGIES CORP
filed 2008-02-28
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-3319

DEL GLOBAL TECHNOLOGIES CORP
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
The number of shares of Registrant’s common stock outstanding as of February 22, 2008 was 24,185,280

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007

NET SALES	$29,894	$26,771	$56,609	$46,057
COST OF SALES	22,404	20,022	42,689	35,311
GROSS MARGIN	7,490	6,749	13,920	10,746

Selling, general and administrative	4,225	3,649	7,965	6,990
Research and development	657	551	1,137	968
Total operating expenses	4,882	4,200	9,102	7,958
OPERATING INCOME	2,608	2,549	4,818	2,788

Interest expense, net of interest income of $37 and $90 for the three and six months ended in 2008, respectively and $0 for the three and six months ended in 2007	(79)	(361)	(149)	(688)
Other income (loss)	63	(37)	56	(28)
INCOME BEFORE INCOME TAX PROVISION	2,592	2,151	4,725	2,072
INCOME TAX PROVISION	1,165	1,069	2,191	1,477
NET INCOME	$1,427	$1,082	$2,534	$595
NET INCOME PER BASIC SHARE	$0.06	$0.09	$0.10	$0.05
Weighted average shares outstanding	24,179,569	11,660,524	24,170,488	11,653,106
NET INCOME PER DILUTED SHARE	$0.06	$0.09	$0.10	$0.05
Weighted average shares outstanding	24,792,001	11,981,095	24,757,196	11,927,385

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

ASSETS

	January 26, 2008	July 28, 2007

CURRENT ASSETS:
Cash and cash equivalents	$10,367	$7,860
Trade receivables (net of allowance for doubtful accounts of $1,634 and $1,569 at January 26, 2008 and July 28, 2007, respectively)	24,070	21,221
Inventories	21,882	21,930
Prepaid expenses and other current assets	646	1,180
Total current assets	56,965	52,191

NON-CURRENT ASSETS:
Property plant and equipment, net	6,874	6,511
Deferred income taxes	900	1,011
Goodwill	6,437	6,437
Other assets	155	189
Total non-current assets	14,366	14,148
TOTAL ASSETS	$71,331	$66,339

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 26, 2008	July 28, 2007

CURRENT LIABILITIES:
Current portion of long-term debt	$1,351	$1,086
Accounts payable – trade	17,319	17,125
Accrued expenses	9,040	7,432
Income taxes payable	916	1,570
Total current liabilities	28,626	27,213

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	5,138	5,398
Deferred income taxes	-	292
Other long-term liabilities	3,292	3,240
Total non-current liabilities	8,430	8,930
Total liabilities	37,056	36,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 50,000,000; issued-24,804,433 and 24,753,526 at January 26, 2008 and July 28, 2007, respectively	2,481	2,475
Additional paid-in capital	80,071	79,726
Treasury shares – 622,770 shares, at cost	(5,546)	(5,546)
Accumulated other comprehensive income	3,084	1,880
Accumulated deficit	(45,815)	(48,339)
Total shareholders' equity	34,275	30,196
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,331	$66,339

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	January 26, 2008	January 27, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,534	$595
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	476	458
Deferred income tax provision (benefit)	(99)	167
Imputed interest – subordinated note	-	140
Stock based compensation expense	256	97
Other	60	50
Changes in operating assets and liabilities:
Trade receivables	(1,377)	(815)
Inventories	1,347	(1,673)
Prepaid expenses and other current assets	588	70
Other assets	39	51
Accounts payable – trade	(971)	5,227
Accrued expenses	1,157	526
Payment of accrued litigation settlement costs	-	(100)
Income taxes payable	(764)	621
Other long-term liabilities	(219)	160
Net cash provided by operating activities	3,027	5,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(434)	(361)

Net cash used in investing activities	(434)	(361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment under short-term credit facilities	-	(3,807)
Borrowing of long-term debt	-	3,057
Repayment of long-term debt	(556)	(1,064)
Proceeds from stock option exercises	4	25
Proceeds from warrant exercises	82	-
Net cash used in financing activities	(470)	(1,789)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	384	96
CASH AND CASH EQUIVALENTS INCREASE FOR THE PERIOD	2,507	3,520
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,860	333
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,367	$3,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$212	$548
Taxes	3,137	841

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Del Global Technologies Corp. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended July 28, 2007.  Certain prior year’s amounts have been reclassified to conform to the current period presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R states that acquisition-related costs are to be recognized separately  from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS  141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. The Company is required to adopt SFAS No. 141R effective July 1, 2009. The impact of the adoption of SFAS No. 141R  will depend on the nature and extent of business combinations occurring on or after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the equity owned by the Company.  SFAS 160 also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly  identified and presented on the face of the consolidated statement of operations, (2) changes in ownership interest be accounted for similarly, as equity transactions (3) and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for the Company on July 1, 2009. The Company is currently evaluating the requirements of SFAS 160 but does not expect it to have a material impact.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Portions of this statement are effective for the Company beginning July 1, 2008 while others have been deferred until fiscal 2009.  The Company has not evaluated the impact that the adoption of SFAS No. 157 will have on its financial statements at this time.

In February 2007, the FASB released SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company has not evaluated the impact that the adoption of SFAS No. 159 will have on its financial statements at this time.

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

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction.  Tax years since 2003 are open pursuant to statutes in Italy and tax years since 2004 are open pursuant to statutes in the Unites States.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of January 26, 2008, there were no material interest or penalty amounts to accrue.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of January 26, 2008, finished goods represented approximately 20.4% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

Inventories at January 26, 2008 and July 28, 2007 is as follows:

	January 26, 2008	July 28, 2007
Raw materials and purchased parts	$16,713	$15,237
Work-in-process	3,568	3,910
Finished goods	5,205	6,652
	25,486	25,799
Less allowance for obsolete and excess inventories	(3,604)	(3,869)
Total inventories	$21,882	$21,930

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

The activity in the warranty reserve accounts in the first three and six months of fiscal 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Balance at beginning of period	$1,168	$1,051	$1,065	$1,010
Provision for anticipated warranty claims	206	280	365	442
Costs incurred related to warranty claims	(74)	(496)	(178)	(626)
Effect of foreign currency fluctuation	30	27	78	36
Balance at end of period	$1,330	$862	$1,330	$862

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

INCOME TAX EXPENSE

The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation which reduces tax rates effective for the Company’s fiscal year 2009.  The quarter ended January 26, 2008 income tax expense includes a charge to reduce the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from the income tax rate reduction.

Additionally, the Company’s deferred income tax liabilities had included the estimated tax obligation which would be incurred upon a distribution of the foreign subsidiary’s earnings to its US parent.  This tax liability had been recorded as the foreign subsidiary has routinely distributed monies to the US parent.  Based on current operating results, expectations of future results and available cash and credit in the US, the Company has determined it no longer intends to repatriate monies in the foreseeable future and has reversed this tax obligation.  This reversal resulted in a reduction in tax expense for the quarter ended January 26, 2008.

The net impact of these two tax adjustments was a $0.1 million benefit.

COMPREHENSIVE INCOME

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive income for the fiscal 2008 and 2007 periods presented was as follows:

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Net income	$1,427	$1,082	$2,534	$595
Foreign currency translation adjustments	570	183	1,204	(9)
Comprehensive income	$1,997	$1,265	$3,738	$586

INCOME (LOSS) PER SHARE

Common shares outstanding for all periods exclude 622,770 shares of treasury stock.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007

Numerator:
Net income	$1,427	$1,082	$2,534	$595
Denominator: (shares in thousands)

Weighted average number of common shares outstanding used for basic income per share	24,180	11,661	24,170	11,653
Effect of dilutive securities	612	320	587	274

Denominator for diluted income per share	24,792	11,981	24,757	11,927
Income per common share:
Basic	$0.06	$0.09	$0.10	$0.05
Diluted	$0.06	$0.09	$0.10	$0.05

Antidilutive securities excluded from above computations:

	Three Months Ended		Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007

Employee stock options	950	1,758	1,031	1,777
Warrants	--	793	--	823

SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility.  During the first six months of 2007, an average of $1,618 was outstanding under this facility.  In March 2007, the Company used a portion of the proceeds from the Rights Offering described below to pay all outstanding balances under this facility as well as $2,505 of subordinated notes then outstanding and $146 in related interest.

On June 1, 2007, the North Fork Facility was amended and restated.  As restated, the North Fork Facility provides for a $7,500 formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility up to $1,500.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5%.  Other changes to the terms and conditions of the original loan agreement include the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

As of January 26, 2008 and July 28, 2007, no amounts were outstanding and the Company had approximately $9,000 of availability under the North Fork Facility, of which North Fork has reserved $1,000 against possible litigation settlements.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the US.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility.  On December 6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.  As of January 26, 2008 and July 28, 2007, the Company was in compliance with all covenants under the North Fork Facility.

The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1,560 which was used to pay down amounts outstanding under the North Fork Facility, in accordance with provisions of the facility.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at January 26, 2008 is $0.  Interest rates on these facilities are variable and currently range from 3.7 – 14.25%.

Long term debt at January 26, 2008 and July 28, 2007 is summarized as follows:

	January 26, 2008	July 28, 2007
Italian capital lease obligations	$2,680	$2,650
Italian credit facilities	2,734	2,699
Italian government loans	1,075	1,135
Total long term debt	6,489	6,484
Less current portion of long-term bank debt	(1,351)	(1,086)
Long term debt, less current portion	$5,138	$5,398

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  Interest is payable at Euribor 3 months plus 1.3 points, currently 5.984%.  The spread may be reduced to 1.04 points upon completion of the project if objectives are achieved.  The note is repayable over a 7 year term, with reimbursement starting in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 5.634%.  The loan is repayable in 4 years.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At January 26, 2008, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended January 26, 2008	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to External Customers	$27,230	$2,664	-	$29,894
Cost of sales	20,695	1,709	-	22,404
Gross margin	6,535	955		7,490

Operating expenses	3,805	697	380	4,882
Operating income (loss)	$2,730	$258	$(380)	$2,608

For three months ended January 27, 2007	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to External Customers	$23,901	$2,870	-	$26,771
Cost of sales	18,048	1,974	-	20,022
Gross margin	5,853	896	-	6,749

Operating expenses	3,211	591	398	4,200
Operating income (loss)	$2,642	$305	$(398)	$2,549

For six months ended January 26, 2008	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to External Customers	$51,313	$5,296	-	$56,609
Cost of sales	39,311	3,378	-	42,689
Gross margin	12,002	1,918	-	13,920

Operating expenses	7,034	1,284	784	9,102
Operating income (loss)	$4,968	$634	$(784)	$4,818

For six months ended January 27, 2007	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to External Customers	$40,523	$5,535	-	$46,057
Cost of sales	31,524	3,787	-	35,311
Gross margin	8,999	1,748	-	10,746

Operating expenses	5,801	1,135	1,022	7,958
Operating income (loss)	$3,198	$613	$(1,022)	$2,788

STOCK OPTION PLAN AND WARRANTS

During the first quarter of fiscal year 2008, the Company granted options to purchase 212,500 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $2.72 per share that vested 25% immediately and 25% per year for the next three years.  The aggregate fair value of these options was $409.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 72%, risk free interest rate of 4.20% and the assumption that no dividends will be paid.  There were no stock options granted during the second quarter of fiscal 2008.

During the first quarter of fiscal year 2007, the Company granted options to purchase 335,000 common shares under the Del Global Technologies Corp. Amended and Restated Stock Option Plan (the “1994 Plan”) at a weighted average exercise price of $1.45 per share.  During the second quarter of fiscal year 2007, the Company granted options to purchase 75,000 common shares under the 1994 Plan at a weighted average exercise price of $1.96 per share.  These shares vested 25% immediately and 25% per year for the next three years.  The aggregate fair value of these options was $328.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 63%, risk free interest rate of 4.61% to 4.75% and the assumption that no dividends will be paid.

In the second quarter of fiscal 2008 and 2007, the Company recorded $84 and $59, respectively, of compensation expense related to stock options.  In the six months ended January 26, 2008 and January 27, 2007, the Company recorded $256 and $97, respectively, of compensation expense related to stock options.

During the second quarter of fiscal 2008, 2,500 stock options were exercised for cash proceeds to the Company of $4 and an intrinsic value of $3.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the first quarter of fiscal 2008, 47,527 warrants were exercised for cash proceeds to the Company of $68.  During the second quarter of fiscal 2008, 3,380 warrants were exercised for cash proceeds to the Company of $14.  No warrants were exercised in the first six months of fiscal 2007.  As of January 26, 2008 and January 27, 2007, 525,109 and 940,370 of these warrants were outstanding, respectively.

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

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.  Accordingly, it appears that the action will proceed to trial.  A status conference before the Court was held March 8, 2007, and subsequently, a trial date had been scheduled for October 1, 2007.  The trial date has been postponed due to the unavailability of a witness for the plaintiff.  A trial date has been scheduled for April 7, 2008.  The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims.  Mr. Moeller is seeking $2,370 in damages consisting of alleged income loss, including salary and benefits, and the present value of his lost income and benefits in the future after lump sum tax adjustments.  In fiscal 2007, the Company recorded an accrual of $100 relating to potential liability in the settlement of these claims.

Diamond v. Allied Diagnostic Imaging Resources, Inc., et al. (Superior Court, County of Los Angeles; Case No. BC362544). This action is brought against numerous defendants, including the Company. While the action commenced in late 2006, plaintiff first served the summons and complaint on the Company in December 2007. The plaintiff alleges that she is the wife of a chiropractor who died in June 2005. Plaintiff alleges that her husband was exposed to chemical products in developing x-ray films and cleaning film processing machines and worked with the x-ray film processing machines and x-ray machines, and that the defendants manufactured, supplied or serviced the chemical products and machines.  The complaint further alleges that the decedent was exposed to toxic chemicals and radiation from the chemical products used on or in the machines, which caused “serious injuries to his internal organs, including acute myelogenous leukemia”, resulting in his death.

The complaint alleges the following six claims against the defendants: (1) negligence in manufacturing. and distributing the chemical products and machines, and servicing the machines, and failing adequately to warn decedent of the hazards of the chemical products and machines, (2) violation of a California statute and regulation by failing to determine whether the chemical products caused health hazards and failing to label or identify in material safety data sheets a health hazard relating to acute myelogenous leukemia, (3) strict products liability for failing to warn adequately of the chemical products’ and machines’ health hazards, (4) strict products liability for defects in the design of the chemical products and machines, (5) fraudulent concealment of the toxic and carcinogenic nature of the chemical products and the machines, and (6) breach of implied warranties as to the fitness of the chemical products and machines for intended uses, merchantability, and lack of defects.

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses. The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  The Company intends to defend vigorously against these claims.

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

The purpose of this Rights Offering was to raise equity capital in a cost-effective manner.  Approximately $7,564 of the proceeds were used for debt repayment and the remainder invested in short-term money market securities for anticipated working capital needs and general corporate purposes.  A portion of the net proceeds may also ultimately be used to acquire or invest in businesses, products and technologies that Company management believes are complementary to the Company’s business.

In addition, on January 22, 2007, the Company entered into a stockholders rights plan (the “Rights Plan”).  The Rights Plan provides for a dividend distribution of one Common Stock purchase right for each outstanding share of  the Company’s Common Stock.  The Company’s Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company’s ability to realize the benefits of its net operating losses (“NOLs”) and capital loss carryforwards.  The Company has experienced substantial operating and capital losses in previous years.  Under the Internal Revenue Code and rules promulgated by the IRS, the Company may “carry forward” these losses in certain circumstances to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions.  Assuming that the Company has future earnings, the Company may be able to realize the benefits of NOLs and capital loss carryforwards.  These NOLs and capital loss carryforwards constitute a substantial asset to the Company.  If the Company experiences an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs and capital loss carryforwards could be substantially limited or lost altogether.  In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires certain percentages of the Company’s common stock by allowing other shareholders to acquire equity securities at half their fair values.

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

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: our Medical Systems Group and our Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2008 (this “Quarterly Report”) for discussions of the Company’s segments.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007.  Within these policies, the Company has identified the accounting for deferred tax assets, the allowance for obsolete and excess inventory and goodwill as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

Deferred Income Taxes

The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby it recognizes deferred tax assets and liabilities for temporary differences between financial reporting basis and income tax basis and for net operating loss carryforwards.

The Company periodically assesses the realization of our net deferred income tax assets.  This evaluation is primarily based upon current operating results and expectations of future operating results.  A valuation allowance is recorded if the Company believes its net deferred income tax assets will not be realized.  The Company’s determination is based on what it believes will be the more likely than not result.

During fiscal year 2007, the Company recorded operating income on a consolidated basis.  For tax reporting purposes, the Company’s foreign tax reporting entity was profitable and its US tax reporting entities incurred a taxable loss.  Based on these results and expectations of future results, the Company concluded that it should maintain a 100% valuation allowance on its net US deferred income tax assets.  For the quarter ended January 26, 2008, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at January 26, 2008 will be realized.

The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation which reduces tax rates effective for the Company’s fiscal year 2009.  The quarter ended January 26, 2008 income tax expense includes a charge to reduce the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from the income tax rate reduction.

Additionally, the Company’s deferred income tax liabilities had included the estimated tax obligation which would be incurred upon a distribution of the foreign subsidiary’s earnings to its US parent.  This tax liability had been recorded as the foreign subsidiary has routinely distributed monies to the US parent.  Based on current operating results, expectations of future results and available cash and credit in the US, the Company has determined it no longer intends to repatriate monies in the foreseeable future and has reversed this tax obligation.  This reversal resulted in a reduction in tax expense for the quarter ended January 26, 2008.

The net impact of these two tax adjustments was a $0.1 million benefit.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS No. 109.  FIN 48 requires that the Company  recognize the financial statement effects of an income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  As used in this Interpretation, the term “more likely than not” means a likelihood of more than 50 percent.  The term “upon examination” includes resolution of the related appeals or litigation processes, if any.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date.

FIN 48 was adopted by the Company beginning July 29, 2007.  The adoption of FIN 48 did not have any impact on the Company’s statement of financial position or on its results of operations.

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction.  Tax years since 2003 are open pursuant to statutes in Italy and tax years since 2004 are open pursuant to statutes in the Unites States.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of January 26, 2008, there were no material interest or penalty amounts to accrue.

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

Valuation of finished goods inventories

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of January 26, 2008, finished goods represented approximately 20.4% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

Goodwill

The Company’s goodwill is subject to, at a minimum, an annual fourth fiscal quarter impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows. If the Company’s estimates and assumptions used in the discounted cash flow valuation model should prove inaccurate at some future date, the results of operations for the period could be materially affected by an impairment of goodwill.  The Company has noted that fiscal 2008 operating results for one particular reporting unit, which carries $1.9 million of goodwill, has not met the cash flow projections used in the last annual assessment.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months and Six Months Ended January 26, 2008 Compared to three Months and Six Months Ended January 27, 2007

Consolidated net sales of $29.9 million for the second quarter of fiscal 2008 increased by $3.1 million or 11.7% from fiscal 2007 second quarter net sales of $26.8 million due to increased sales in our Medical Systems Group.  The Medical Systems Group’s second quarter fiscal 2008 sales of $27.2 million were $3.3 million or 13.9% more than the prior year’s second quarter with increases primarily due to increased international sales volume of several medical system product lines, particularly the Apollo line.  The Power Conversion Group’s sales for the second quarter of fiscal 2008 of $2.7 million were approximately $0.2 less than prior year’s sales due to weaker sales bookings in the current period.

Consolidated net sales of $56.6 million for the first six months of fiscal 2008 increased by $10.6 million or 22.9% from fiscal 2007 net sales of $46.0 million, due to increased sales in our Medical Systems Group.  The Medical Systems Group’s sales for the first half of fiscal 2008 of $51.3 million increased $10.8 million or 26.6% from the prior year’s first half.  Net sales increases were primarily driven by  increased international sales volume of several medical system product lines, particularly the Apollo line, as noted above.  The Power Conversion Group’s sales for the first half of fiscal 2008 of $5.3 million were approximately $0.2 less than prior year’s sales due to weaker sales bookings in the current period.

Consolidated backlog at January 26, 2008 was $29.4 million versus backlog at July 28, 2007 of approximately $28.4 million.  The backlog in the Power Conversion Group of $7.8 million increased $1.1 million from levels at the beginning of the fiscal year, while there was a $0.1 million decrease in the second quarter backlog of the Company’s Medical Systems segment from July 28, 2007, reflecting lower bookings during the three month period in international markets.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margins as a percent of sales were 25.1% for the second quarter of fiscal 2008, compared to 25.2% in the second quarter of fiscal 2007.  The Power Conversion Group’s margins for the second quarter of fiscal 2008 were 35.9%, versus 31.2% in the prior year quarter, reflecting increased margins in product mix and decreased production costs.  For the Medical Systems Group, second quarter of fiscal 2008 gross margins of 24.0% were lower than gross margins of 24.5% in the second quarter of fiscal 2007 due primarily to increased sales returns and slightly increased production costs.

Gross margins as a percent of sales were 24.6% for the first six months of fiscal 2008, compared to 23.3% for the first six months of fiscal 2007, due to increased margins in product mix and decreased production costs at the Power Conversion Group, offset by lower margins associated with increased sales returns and slightly increased production costs at the Medical Systems Group, as noted above.

Selling, General and Administrative expenses (“SG&A”) for the second quarter of fiscal 2008 were $4.2 million (14.1% of sales) compared to $3.6 million (13.6% of sales) in the prior year’s second quarter.  The increase is primarily due to increased international selling expenses and higher stock based compensation expenses related to increased volume of stock options vesting during the second quarter of fiscal 2008.

SG&A for the first half of fiscal 2008 were $8.0 million (14.1% of sales) compared to $7.0 million (15.2% of sales) in the prior year’s first half.  The increase is primarily due to increased international selling expenses and higher stock based compensation expenses related to increased volume of stock options vested during the second quarter of fiscal 2008.

As a result of the above, the Company recognized a second quarter fiscal 2008 operating income of $2.6 million compared to an operating income of $2.5 million in the second quarter of fiscal 2007.  The Medical Systems Group posted a second quarter fiscal 2008 operating profit of $2.7 million and the Power Conversion Group showed operating profit of $0.3 million, offset by unallocated corporate costs of $0.4 million.  The Medical Systems Group posted a second quarter fiscal 2007 operating profit of $2.6 million and the Power Conversion Group showed operating profit of $0.3 million, offset by unallocated corporate costs of $0.4 million.

Operating income for the first half of fiscal 2008 was $4.8 million compared to an operating income of $2.8 million in the prior year period.  The Medical Systems Group had an operating profit of $5.0 million and the Power Conversion Group achieved an operating profit of $0.6 million, offset by unallocated corporate costs of $0.8 million.  The Medical Systems Group had an operating profit of $3.2 million for the first half of fiscal 2007 and the Power Conversion Group achieved an operating profit of $0.6 million, offset by unallocated corporate costs of $1.0 million.

Net interest expense of $0.1 million for the second quarter of fiscal 2008 was $0.3 million lower than the prior year’s second quarter due to a reduction in borrowings resulting from the paydown of US based debt with proceeds of a March 2007 Rights Offering, partially offset by additional borrowings in Italy to support its day-to-day operations.

Interest expense for the first half of fiscal 2008 of $0.4 million was lower than the prior year’s first half by $0.3 million for the same reasons.

On a consolidated basis, the Company recorded a second quarter fiscal 2008 pretax income of $2.6 million, comprised of foreign pretax income of $3.1 million, offset by a US pretax loss of $0.5 million.  The related second quarter fiscal 2008 income tax expense of $1.2 million was primarily due to foreign taxes on the profits of Villa.  During the same period in fiscal 2007, the Company recorded pretax income of $2.2 million, which included foreign pretax income of $2.4 million, offset by a US pretax loss of $0.2 million.  The related second quarter fiscal 2007 income tax expense of $1.1 million was also due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the US pretax losses in the second quarter of either fiscal 2008 or fiscal 2007 due to uncertainty regarding the realizability of its US net operating loss carryforwards as explained in Critical Accounting Policies above.

On a consolidated basis, the Company recorded a first half of fiscal 2008 pretax income of $4.7 million, comprised of foreign pretax income of $5.7 million, offset by a US pretax loss of $1.0 million.  The related first half income tax expense of $2.2 million was primarily due to foreign taxes on the profits of Villa.  During the same period in fiscal 2007, the Company recorded pretax income of $2.1 million, which included foreign pretax income of $3.3 million, offset by a US pretax loss of $1.2 million.  The related first half of fiscal 2007 income tax expense of $1.5 million was due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the US pretax losses in the first half of either fiscal 2008 or 2007 due to uncertainty regarding the realizability of its US net operating loss carryforwards as explained in Critical Accounting Policies above.

Reflecting the above, the Company recorded net income of $1.4 million, or $0.06 per basic and diluted share, in the second quarter of fiscal 2008 as compared to net income of $1.1 million, or $0.09 per basic and diluted share for the same period in fiscal 2007.  The average shares outstanding for the fiscal 2008 period were more than double the shares outstanding for the fiscal 2007 period due to shares issued in a March 2007 Rights Offering.

The Company recorded net income of $2.5 million or $0.10 per share (basic and diluted) in the first half of fiscal 2008, as compared to net income of $0.6 million or $0.05 per share (basic and diluted) in the first half of the prior year, again, on more than double the average shares outstanding for the fiscal 2007 period.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company funds it’s investing and working capital needs through a combination of cash flow from operations, short-term credit facilities and the proceeds of the Rights Offering described below.

Working Capital — At January 26, 2008 and July 28, 2007, our working capital was approximately $28.3 million and $25.0 million, respectively.  The increase in working capital for the first half of fiscal 2008 compared to the same period of fiscal 2007 related primarily to increases in ending cash and equivalents and accounts receivable (due to higher sales) offset partially by increases in accrued expenses due to quarter end inventory activity.

At January 26, 2008 and July 28, 2007, we had approximately $10.4 million and $7.9 million, respectively, in cash and cash equivalents.  This increase is primarily due to cash provided by operating activities as a result of higher net income and an increase of accrued expenses and a decrease in inventories.  As of January 26, 2008, we had approximately $9.0 million of excess borrowing availability under our domestic revolving credit facility compared to $2.1 million at January 27, 2007.

In addition, as of January 26, 2008 and July 29, 2006, our Villa subsidiary had an aggregate of approximately $12.0 million and $11.6 million, respectively, of excess borrowing availability under its various short-term credit facilities.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities – For the six months ended January 26, 2008, the Company generated approximately $3.0 million of cash from operations, compared to $5.6 million of cash provided by operations in the comparable prior fiscal year period.  The decrease is largely due to stretching accounts payable more in the 2007 period which offset higher earnings and less inventory build in the 2008 period.

Cash Flows from Investing Activities — The Company made $0.4 million of facility improvements and capital equipment expenditures for the quarterly period ended January 26, 2008, which was equal to the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the six month period ended January 26, 2008, we repaid a total of approximately $0.6 million of indebtedness on our domestic and Italian borrowings, as compared to $4.9 million in the comparable prior fiscal year period.    During the comparable period of fiscal 2007, we borrowed $3.1 million in a domestic term loan as part of our North Fork Facility, which was repaid with the proceeds from a Rights Offering discussed above during fiscal 2007’s third quarter.

In addition, the Company received $0.1 million in payment of the exercise price of warrants in the six months ended January 26, 2008.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended July 28, 2007, has not changed materially at January 26, 2008.

As of January 26, 2008 and July 28, 2007, we did not have any outstanding borrowings under our revolving credit facilities in the US or Italy.  The US term loan was extinguished and the revolver was paid down to $0 with a portion of the proceeds received from a March 2007 Rights Offering.

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

As of January 26, 2008 and July 28, 2007, no amounts were outstanding and the Company had approximately $9.0 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the US.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility.  On December 6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.  As of January 26, 2008 and July 28, 2007, the Company was in compliance with all covenants under the North Fork Facility.

The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1.560 million which was used to pay down amounts outstanding under the North Fork Facility, in accordance with provisions of the facility.

Our Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at January 26, 2008 is $0.  Interest rates on these facilities are variable and currently range from 3.7 – 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  Interest is payable at Euribor 3 months plus 1.3 points, currently 5.984%.  The spread may be reduced to 1.04 points upon completion of the project if objectives are achieved.  The note is repayable over a 7 year term, with reimbursement starting in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 5.634%.  The loan is repayable in 4 years.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At January 26, 2008, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

On December 12, 2006, the Company filed a registration statement for a subscription rights offering with the SEC that became effective January 30, 2007.  Under terms of this rights offering, the Company distributed to shareholders of record as of February 5, 2007, non-transferable subscription rights to purchase one share of the Company’s common stock for each share owned at that date at a subscription price of $1.05 per share.  On March 12, 2007, the Company completed the rights offering, selling 12,027,378 shares of its common stock at $1.05 per share.  Total proceeds to the Company, net of $0.3 million of expenses related to the rights offering, were $12.4 million.

The purpose of this rights offering was to raise equity capital in a cost-effective manner.  Approximately $7.6 million of the proceeds were used for debt repayment and the remainder invested in short-term money market securities for anticipated working capital needs and general corporate purposes.  A portion of  the net proceeds may also ultimately be used to acquire or invest in businesses, products and technologies that Company management believes are complementary to the Company’s business.

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

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The Court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.  Accordingly, it appears that the action will proceed to a trial.  A status conference before the Court was held March 8, 2007, and subsequently, a trial date had been scheduled for October 1, 2007.  The trial date has been postponed due to the unavailability of a witness for the plaintiff.  A trial date has been scheduled of April 7, 2008.  The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims.  Mr. Moeller is seeking $2.37 million in damages consisting of alleged income loss, including salary and benefits, and the present value of his alleged lost income and benefits in the future after lump sum tax adjustments.  In fiscal 2007, the Company recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.

Diamond v. Allied Diagnostic Imaging Resources, Inc., et al. (Superior Court, County of Los Angeles; Case No. BC362544). This action is brought against numerous defendants, including the Company. While the action commenced in late 2006, plaintiff first served the summons and complaint on the Company in December 2007. The plaintiff alleges that she is the wife of a chiropractor who died in June 2005. Plaintiff alleges that her husband was exposed to chemical products in developing x-ray films and cleaning film processing machines and worked with the x-ray film processing machines and x-ray machines, and that the defendants manufactured, supplied or serviced the chemical products and machines.  The complaint further alleges that the decedent was exposed to toxic chemicals and radiation from the chemical products used on or in the machines, which caused “serious injuries to his internal organs, including acute myelogenous leukemia”, resulting in his death.

The complaint alleges the following six claims against the defendants: (1) negligence in manufacturing. and distributing the chemical products and machines, and servicing the machines, and failing adequately to warn decedent of the hazards of the chemical products and machines, (2) violation of a California statute and regulation by failing to determine whether the chemical products caused health hazards and failing to label or identify in material safety data sheets a health hazard relating to acute myelogenous leukemia, (3) strict products liability for failing to warn adequately of the chemical products’ and machines’ health hazards, (4) strict products liability for defects in the design of the chemical products and machines, (5) fraudulent concealment of the toxic and carcinogenic nature of the chemical products and the machines, and (6) breach of implied warranties as to the fitness of the chemical products and machines for intended uses, merchantability, and lack of defects.

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses. The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  The Company intends to defend vigorously against these claims.

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

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

The Company has not had any investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold market risk sensitive instruments for trading purposes.  We do, however, recognize market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2007.

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

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems.  As required by Rule 13a-15(d), the Company’s management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls, during the Company’s second fiscal quarter of 2008 ended January 26, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

This management evaluation report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as this report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of this pleading, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The Court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers, addressed to alleged interference with his relationship with prospective employers.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.  Accordingly, it appears that the action will proceed to trial.  A status conference before the Court was held March 8, 2007, and subsequently, a trial date had been scheduled for October 1, 2007.  The trial date has been postponed due to the unavailability of a witness for the plaintiff.  A trial date has been scheduled for April 7, 2008.  The Company and Del Medical intend to defend vigorously against Mr. Moeller’s claims.  Mr. Moeller is seeking $2.4 million consisting of alleged income loss, including salary and benefits, and the present value of his lost income and benefits in the future after lump sum tax adjustments.  In fiscal 2007, the Company recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.

Other Legal Matters  – Diamond v. Allied Diagnostic Imaging Resources, Inc., et al. (Superior Court, County of Los Angeles; Case No. BC362544). This action is brought against numerous defendants, including the Company. While the action commenced in late 2006, plaintiff first served the summons and complaint on the Company in December 2007. The plaintiff alleges that she is the wife of a chiropractor who died in June 2005. Plaintiff alleges that her husband was exposed to chemical products in developing x-ray films and cleaning film processing machines and worked with the x-ray film processing machines and x-ray machines, and that the defendants manufactured, supplied or serviced the chemical products and machines.  The complaint further alleges that the decedent was exposed to toxic chemicals and radiation from the chemical products used on or in the machines, which caused “serious injuries to his internal organs, including acute myelogenous leukemia”, resulting in his death.

The complaint alleges the following six claims against the defendants: (1) negligence in manufacturing. and distributing the chemical products and machines, and servicing the machines, and failing adequately to warn decedent of the hazards of the chemical products and machines, (2) violation of a California statute and regulation by failing to determine whether the chemical products caused health hazards and failing to label or identify in material safety data sheets a health hazard relating to acute myelogenous leukemia, (3) strict products liability for failing to warn adequately of the chemical products’ and machines’ health hazards, (4) strict products liability for defects in the design of the chemical products and machines, (5) fraudulent concealment of the toxic and carcinogenic nature of the chemical products and the machines, and (6) breach of implied warranties as to the fitness of the chemical products and machines for intended uses, merchantability, and lack of defects.

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses. The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  The Company intends to defend vigorously against these claims.

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

Dated:  February 28, 2008