Form 10-Q
period 2008-04-26
DEL GLOBAL TECHNOLOGIES CORP
filed 2008-06-10
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares of Registrant’s common stock outstanding as of May 30, 2008 was 24,246,165.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

NET SALES	$24,450	$27,122	$81,059	$73,179
COST OF SALES	18,735	21,097	61,424	56,408
GROSS MARGIN	5,715	6,025	19,635	16,771

Selling, general and administrative	4,335	3,465	12,300	10,455
Research and development	677	540	1,814	1,508
Goodwill impairment	1,911	-	1,911	-
Total operating expenses	6,923	4,005	16,025	11,963
OPERATING INCOME (LOSS)	(1,208)	2,020	3,610	4,808

Interest expense, net of interest income of $26 and $115 for the three and nine months ended in 2008, respectively and $44 for the three and nine months ended in 2007	(80)	(197)	(229)	(885)
Other income (loss)	(26)	(34)	29	(62)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(1,314)	1,789	3,410	3,861
INCOME TAX PROVISION	324	733	2,515	2,210
NET INCOME (LOSS)	$(1,638)	$1,056	$895	$1,651
NET INCOME (LOSS) PER BASIC SHARE	$(0.07)	$0.06	$0.04	$0.12
Weighted average shares outstanding	24,197,755	17,221,706	24,179,577	13,509,306
NET INCOME (LOSS) PER DILUTED SHARE	$(0.07)	$0.06	$0.04	$0.12
Weighted average shares outstanding	24,197,755	17,577,210	24,715,789	13,808,630

  See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

ASSETS

	April 26, 2008	July 28, 2007

CURRENT ASSETS:
Cash and cash equivalents	$6,741	$7,860
Trade receivables (net of allowance for doubtful accounts of $1,829 and $1,569 at April 26, 2008 and July 28, 2007, respectively)	24,703	21,221
Inventories	20,996	21,930
Prepaid expenses and other current assets	1,068	1,180
Total current assets	53,508	52,191

NON-CURRENT ASSETS:
Property, plant and equipment, net	7,269	6,511
Deferred income taxes	954	1,011
Goodwill	4,526	6,437
Other assets	146	189
Total non-current assets	12,895	14,148
TOTAL ASSETS	$66,403	$66,339

  See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 26, 2008	July 28, 2007

CURRENT LIABILITIES:
Current portion of long-term debt	$1,545	$1,086
Accounts payable – trade	13,001	17,125
Accrued expenses	8,166	7,432
Income taxes payable	1,304	1,570
Total current liabilities	24,016	27,213

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	5,005	5,398
Deferred income taxes	-	292
Other long-term liabilities	3,345	3,240
Total non-current liabilities	8,350	8,930
Total liabilities	32,366	36,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 50,000,000; issued-24,897,723 and 24,753,526 at April 26, 2008 and July 28, 2007, respectively	2,490	2,475
Additional paid-in capital	80,308	79,726
Treasury shares – 654,464 and 622,770 shares, at cost at April 26, 2008 and July 28, 2007, respectively	(5,615)	(5,546)
Accumulated other comprehensive income	4,291	1,880
Accumulated deficit	(47,437)	(48,339)
Total shareholders' equity	34,037	30,196
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$66,403	$66,339

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	April 26, 2008	April 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$895	$1,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Depreciation and amortization	736	673
Deferred income tax provision	209	188
Imputed interest – subordinated note	-	185
Stock based compensation expense	382	167
Goodwill impairment	1,911	-
Other	9	60
Changes in operating assets and liabilities:
Trade receivables	(814)	(2,210)
Inventories	3,258	(4,990)
Prepaid expenses and other current assets	213	(360)
Other assets	51	79
Accounts payable – trade	(5,732)	3,934
Accrued expenses	48	1,458
Payment of accrued litigation settlement costs	-	(200)
Income taxes payable	(779)	1,331
Other long-term liabilities	(390)	136
Net cash provided by (used in) operating activities	(3)	2,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(736)	(553)

Net cash used in investing activities	(736)	(553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under short-term credit facilities	-	37,193
Repayments under short-term credit facilities	-	(43,247)
Borrowing of long-term debt	-	3,079
Repayment of long-term debt	(950)	(5,794)
Proceeds from rights offering, net of related costs	-	12,367
Proceeds from stock option exercises	44	27
Proceeds from warrant exercises	101	551
Net cash provided by (used in) financing activities	(805)	4,176
EFFECT OF EXCHANGE RATE CHANGES ON CASH	425	61
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE PERIOD	(1,119)	5,786
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,860	333
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,741	$6,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$305	$744
Taxes	3,073	837

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.  The Statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the requirements of SFAS 161, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the equity owned by the Company.  SFAS 160 also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, (2) changes in ownership interest be accounted for similarly, as equity transactions (3) and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for the Company on August 2, 2009. The Company is currently evaluating the requirements of SFAS 160 but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. The Company is required to adopt SFAS No. 141R effective August 2, 2009. The impact of the adoption of SFAS No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Portions of this statement are effective for the Company for fiscal years beginning after November 15, 2007, while others have been deferred until fiscal 2009.  The Company has not evaluated the impact that the adoption of SFAS No. 157 will have on its financial statements at this time.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”— an interpretation of SFAS No. 109.  FIN 48 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  As used in this Interpretation, the term “more likely than not” means a likelihood of more than 50 percent.  The terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold is to be determined based on the facts, circumstances, and information available at the reporting date.

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

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of April 26, 2008, there were no material interest or penalty amounts to accrue.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of April 26, 2008, finished goods represented approximately 22.3% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

Inventories at April 26, 2008 and July 28, 2007 is as follows:

	April 26, 2008	July 28, 2007
Raw materials and purchased parts	$15,801	$15,237
Work-in-process	3,827	3,910
Finished goods	5,646	6,652
	25,274	25,799
Less allowance for obsolete and excess inventories	(4,278)	(3,869)
Total inventories	$20,996	$21,930

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

The activity in the warranty reserve accounts in the first three and six months of fiscal 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	April, 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Balance at beginning of period	$1,330	$862	$1,065	$1,010
Provision for anticipated warranty claims	109	64	474	506
Costs incurred related to warranty claims	(90)	(40)	(268)	(666)
Effect of foreign currency fluctuation	24	12	102	48
Balance at end of period	$1,373	$898	$1,373	$898

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

INCOME TAX EXPENSE

The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation which reduces tax rates effective for the Company’s fiscal year 2009.  The quarter ended January 26, 2008 income tax expense included a charge to reduce the carrying value of the foreign subsidiary’s net deferred income tax assets resulting from the income tax rate reduction.

Additionally, the Company’s deferred income tax liabilities had included the estimated tax obligation which would be incurred upon a distribution of the foreign subsidiary’s earnings to its US parent.  This tax liability had been recorded as the foreign subsidiary has routinely distributed monies to the US parent.  Based on current operating results, expectations of future results and available cash and credit in the US, the Company has determined it no longer intends to repatriate monies in the foreseeable future and has reversed this tax obligation.  This reversal resulted in a reduction in tax expense for the fiscal quarter ended January 26, 2008.

The net impact of these two tax adjustments was a $0.1 million benefit recorded during the second quarter of fiscal 2008.

GOODWILL IMPAIRMENT

Due primarily to continued operating results below planned levels and management’s resulting revaluation of its strategic plan for the Company’s domestic Medical Systems Group’s reporting unit, the Company completed a special assessment of the reporting unit’s goodwill realization.  The Company’s scheduled assessment of goodwill is during the fourth quarter of each fiscal year.

As part of its assessment, the Company estimated the fair value of the reporting unit based on internal cash flows expected to be earned by the business and an appropriate risk-adjusted discount rate.  While such estimates are subject to significant uncertainties and actual results could be materially different, the analysis resulted, pursuant to the implementation guidance of FASB No. 142, Accounting for Goodwill and Intangible Assets, in a complete impairment of the unit’s goodwill balance.  Accordingly, the Company recorded a $1,911 impairment charge during the third quarter of fiscal 2008.

COMPREHENSIVE INCOME

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive income for the fiscal 2008 and 2007 periods presented was as follows:

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net income (loss)	$(1,638)	$1,056	$895	$1,651
Foreign currency translation adjustments	1,206	137	2,411	127
Comprehensive income (loss)	$(432)	$1,193	$3,306	$1,778

INCOME (LOSS) PER SHARE

Common shares outstanding exclude 654,464 and 622,770 shares of treasury stock for the periods ended April 26, 2008 and April 28, 2007, respectively.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

Numerator:
Net income	$(1,638)	$1,056	$895	$1,651
Denominator: (shares in thousands)

Weighted average number of common shares outstanding used for basic income per share	24,198	17,222	24,180	13,509
Effect of dilutive securities	-	355	536	299

Denominator for diluted income per share	24,198	17,577	24,716	13,808
Income (loss) per common share:
Basic	$(0.07)	$0.06	$0.04	$0.12
Diluted	$(0.07)	$0.06	$0.04	$0.12

Antidilutive securities excluded from above computations:

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007

Employee stock options	1,357	1,187	1,140	1,193
Warrants	--	--	--	--

SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility.  During the first nine months of 2007, an average of $1,382 was outstanding under this facility.  In March 2007, the Company used a portion of the proceeds from the Rights Offering described below to pay all outstanding balances under this facility as well as $2,505 of subordinated notes then outstanding and $146 in related interest.

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

As of April 26, 2008 and July 28, 2007, no amounts were outstanding and the Company had approximately $9,000 of availability under the North Fork Facility, of which North Fork has reserved $1,000 against possible litigation settlements.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the US.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility.  On December 6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.  As of April 26, 2008 and July 28, 2007, the Company was in compliance with all covenants under the North Fork Facility.

The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1,560, which was used to pay down amounts outstanding under the North Fork Facility, in accordance with provisions of the facility.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at April 26, 2008 is $0.  Interest rates on these facilities are variable and currently range from 3.7% – 13.75%.

Long term debt at April 26, 2008 and July 28, 2007 is summarized as follows:

	April 26, 2008	July 28, 2007
Italian capital lease obligations	$2,764	$2,650
Italian credit facilities	2,824	2,699
Italian government loans	962	1,135
Total long term debt	6,550	6,484
Less current portion of long-term bank debt	(1,545)	(1,086)
Long term debt, less current portion	$5,005	$5,398

In October 2006, Villa entered into a 1.0 million Euro loan for financing of research and development projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  In April 2008, the Company renounced the option for additional financing and demonstrated successful completion of the project triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, 5.917% as of April 26, 2008, was reduced in the fourth quarter of fiscal  2008 to Euribor plus 1.04 points.  The note is repayable over a 7 year term, with reimbursement starting in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, 5.677% as of April 26, 2008.  The loan is repayable in 4 years.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At April 26, 2008, total principal due is 0.6 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, consisting of the Del Medical Imaging Corp.("Del Medical”) and Villa Subsidiaries; Power Conversion Group, consisting of the RFI Corporation (“RFI”) subsidiary; and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended April 26, 2008	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to external customers	$20,920	$3,530	-	$24,450
Cost of sales	16,630	2,105	-	18,735
Gross margin	4,290	1,425		5,715

Operating expenses	6,247	646	30	6,923
Operating income (loss)	$(1,957)	$779	$(30)	$(1,208)

For three months ended April 28, 2007	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to external customers	$23,185	$3,937	-	$27,122
Cost of sales	18,646	2,451	-	21,097
Gross margin	4,539	1,486	-	6,025

Operating expenses	3,280	549	176	4,005
Operating income (loss)	$1,259	$937	$(176)	$2,020

For nine months ended April 26, 2008	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to external customers	$72,233	$8,826	-	$81,059
Cost of sales	55,941	5,483	-	61,424
Gross margin	16,292	3,343	-	19,635

Operating expenses	13,280	1,930	815	16,025
Operating income (loss)	$3,012	$1,413	$(815)	$3,610

For nine months ended April 28, 2007	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to external customers	$63,706	$9,473	-	$73,179
Cost of sales	50,169	6,239	-	56,408
Gross margin	13,537	3,234	-	16,771

Operating expenses	9,081	1,684	1,198	11,963
Operating income (loss)	$4,456	$1,550	$(1,198)	$4,808

STOCK OPTION PLAN AND WARRANTS

During the third quarter of fiscal year 2008, the Company granted options to purchase 84,000 shares of common stock under the 2007 Incentive Stock Plan at an exercise price of $2.60 per share.  During the first quarter of fiscal year 2008, the Company granted options to purchase 212,500 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $2.72 per share.  The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $556.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 67% to 72%, risk free interest rate of 3.6% to 4.20% and the assumption that no dividends will be paid.  There were no stock options granted during the second quarter of fiscal 2008.

During the first quarter of fiscal year 2007, the Company granted options to purchase 335,000 common shares under the Del Global Technologies Corp. Amended and Restated Stock Option Plan (the “1994 Plan”) at a weighted average exercise price of $1.45 per share.  During the second quarter of fiscal year 2007, the Company granted options to purchase 75,000 common shares under the 1994 Plan at a weighted average exercise price of $1.96 per share.  These shares vested 25% immediately and 25% per year over the next three years.  During the third quarter of fiscal year 2007, the Company granted options to purchase 39,000 shares of common stock under the 2007 Incentive Stock Plan at an exercise price of $2.11 per share that vest over four years.  The aggregate fair value of these options was $386.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 63% to 71%, risk free interest rate of 4.49% to 4.75% and the assumption that no dividends will be paid.

In the third quarter of fiscal 2008 and 2007, the Company recorded $127 and $59, respectively, of compensation expense related to stock options.  In the nine months ended April 26, 2008 and April 28, 2007, the Company recorded $382 and $167, respectively, of compensation expense related to stock options.  No stock options were granted during the first quarter of fiscal 2008.

During the third quarter of fiscal 2008, 80,681 stock options were exercised for cash proceeds to the Company of $40,000 and 31,694 shares valued at $69 (added to treasury) and an intrinsic value of $68.  During the second quarter of fiscal 2008, 2,500 stock options were exercised for cash proceeds to the Company of $4 and an intrinsic value of $3.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

During the first quarter of fiscal 2008, 47,527 warrants were exercised for cash proceeds to the Company of $68.  During the second quarter of fiscal 2008, 880 warrants were exercised for cash proceeds to the Company of $1.  During the third quarter of fiscal 2008, 12,609 warrants were exercised for cash proceeds to the Company of $32.  As of April 26, 2008 and April 28, 2007, 512,500 and 573,518 of these warrants were outstanding, respectively.

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

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleged four claims against the defendants in the action: for (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

In fiscal 2007, the Company recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.A trial was held in April 2008 and on April 17, 2008, the jury returned a verdict in favor of Mr. Moeller for $1.8 million for lost earnings, back pay, front pay and benefits on the retaliatory discharge claim, and $200,000 for emotional distress/reputation damages and $200,000 in punitive damages on the defamation claim.  The Company intends to vigorously pursue available post-trial remedies, including appeal.  On May 19, 2008, counsel for the defendants filed their motion for judgment in their favor notwithstanding the jury verdict, or, alternatively, for a new trial, on those claims on which the jury found the respective defendants liable.  However, as a result of the verdict, the Company adjusted its accrual for potential liability in the settlement of these claims as deemed appropriate.

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

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses. The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  In its answer to the complaint, the Company denied the substantive allegations of the complaint and denied that it has any liability to plaintiff.  The Company intends to defend vigorously against plaintiff’s claims.

 On May 24, 2007, the Company’s RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  The Company’s subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

In addition, the Company is a defendant in other legal actions arising from the normal course of business in various U.S. and foreign jurisdictions.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

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

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended April 26, 2008 (this “Quarterly Report”) for financial information regarding the Company’s segments.

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

Deferred Income Taxes

The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby it recognizes deferred income tax assets and liabilities for temporary differences between financial reporting basis and income tax basis and for net operating loss carryforwards.

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

During fiscal year 2007, the Company recorded operating income on a consolidated basis.  For tax reporting purposes, the Company’s foreign tax reporting entity was profitable and its US tax reporting entities incurred a taxable loss.  Based on these results and expectations of future results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended April 26, 2008, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax assets at April 26, 2008 will be realized.

The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation which reduces tax rates effective for the Company’s fiscal year 2009.  The fiscal quarter ended January 26, 2008 income tax expense included a charge to reduce the carrying value of the foreign subsidiary’s net deferred income tax assets resulting from the income tax rate reduction.

Additionally, the Company’s deferred income tax liabilities had included the estimated tax obligation which would be incurred upon a distribution of the foreign subsidiary’s earnings to its US parent.  This tax liability had been recorded as the foreign subsidiary has routinely distributed monies to the US parent.  Based on current operating results, expectations of future results and available cash and credit in the US, the Company has determined it no longer intends to repatriate monies in the foreseeable future and has reversed this tax obligation.  This reversal resulted in a reduction in tax expense for the fiscal quarter ended January 26, 2008.

The net impact of these two tax adjustments on the results of the fiscal quarter ended January 26, 2008 was a $0.1 million benefit.

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

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction.  Tax years since 2003 are open pursuant to statutes in Italy and tax years since 2004 are open pursuant to statutes in the United States.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of April 26, 2008, there were no material interest or penalty amounts to accrue.

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

Valuation of finished goods inventories

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of April 26, 2008, finished goods represented approximately 22.3% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

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

Due primarily to continued operating results below planned levels and management’s resulting revaluation of its strategic plan for the Company’s domestic Medical Systems Group’s reporting unit, the Company completed a special assessment of the reporting unit’s goodwill realization.  The Company’s scheduled assessment of goodwill is during the fourth quarter of each fiscal year.

As part of its assessment, the Company estimated the fair value of the reporting unit based on internal cash flows expected to be earned by the business and an appropriate risk-adjusted discount rate.  While such estimates are subject to significant uncertainties and actual results could be materially different, the analysis resulted, pursuant to the implementation guidance of FASB No. 142, Accounting for Goodwill and Intangible Assets, in a complete impairment of the unit’s goodwill balance.  Accordingly, the Company recorded a $1,911 impairment charge during the third quarter of fiscal 2008.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months and Nine Months Ended April 26, 2008 Compared to Three Months and Nine Months Ended April 28, 2007

Consolidated net sales of $24.4 million for the third quarter of fiscal 2008 decreased by $2.7 million or 9.9 % from fiscal 2007 third quarter net sales of $27.1 million due primarily to lower sales in our Medical Systems Group.  The Medical Systems Group’s third quarter fiscal 2008 sales of $20.9 million were $2.3 million or 9.8% lower than the prior year’s third quarter with decreases primarily due to decreased international sales volume and reduced sales of the domestic digital product line.  The Power Conversion Group’s sales for the third quarter of fiscal 2008 of $3.5 million were approximately $0.4 less than prior year’s sales due to reduced bookings in the current period.

Consolidated net sales of $81.1 million for the first nine months of fiscal 2008 increased by $7.9 million or 10.8% from fiscal 2007 net sales of $73.2 million, due to increased sales in our Medical Systems Group.  The Medical Systems Group’s sales for the first nine months of fiscal 2008 of $72.2 million increased $8.5 million or 13.4% from the prior year’s first nine months.  Net sales increases were primarily driven by increased international sales volume of several medical system product lines, particularly the Apollo line, offset by reduced sales of the domestic digital product line as noted above.  The Power Conversion Group’s sales for the first nine months of fiscal 2008 of $8.9 million were approximately $0.6 less than prior year’s sales for the same period due to reduced sales bookings in the current period.

Consolidated backlog at April 26, 2008 was $28.1 million versus backlog at July 28, 2007 of approximately $28.4 million.  The backlog in the Power Conversion Group of $7.0 million increased $0.4 million from levels at the beginning of the fiscal year, while there was a $0.7 million decrease in the third quarter backlog of the Company’s Medical Systems segment from July 28, 2007, reflecting lower bookings during the nine month period in international markets.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margins as a percent of sales were 23.4% for the third quarter of fiscal 2008, compared to 22.2% in the third quarter of fiscal 2007.  The Power Conversion Group’s margins for the third quarter of fiscal 2008 were 40.3%, versus 37.7% in the prior year quarter, reflecting increased margins in product mix and decreased production costs.  For the Medical Systems Group, third quarter of fiscal 2008 gross margins of 20.5% were higher than gross margins of 19.6% in the third quarter of fiscal 2007 due primarily to increased sales in the Del legacy product lines which have lower selling prices but greater gross margins.

Gross margins as a percent of sales were 24.2% for the first nine months of fiscal 2008, compared to 22.9% for the first nine months of fiscal 2007, due to increased margins in product mix and decreased production costs at the Power Conversion Group and increased sales in the Del legacy product lines at the Medical Systems Group, which have lower selling prices but greater gross margins, offset by lower margins associated with increased sales returns in the Medical Systems Group.

Research and development expenses (“R&D”) for the third quarter of fiscal 2008 were $0.7 million (2.8% of sales) compared to $0.5 million (2.0% of sales) in the prior year’s third quarter.  The increase is primarily due to increased international development efforts during the third quarter of fiscal 2008.

R&D expenses for the first nine months of fiscal 2008 were $1.8 million (2.2% of sales) compared to $1.5 million (2.1% of sales) in the prior year’s first nine months is primarily due to international product development efforts as noted above.

Selling, General and Administrative expenses (“SG&A”) for the third quarter of fiscal 2008 were $4.3 million (18.0% of sales) compared to $3.5 million (12.8% of sales) in the prior year’s third quarter.  The increase is primarily due to increased business acquisition expenses, higher stock based compensation expenses related to increased volume of stock options issued/vesting during the third quarter of fiscal 2008 and legal expenses related to the Moeller case discussed elsewhere in this report.

SG&A for the first nine months of fiscal 2008 were $12.3 million (15.0% of sales) compared to $10.5 million (14.3% of sales) in the prior year’s first nine months.  The increase is primarily due to higher stock based compensation expenses related to increased volume of stock options vesting during the nine months of fiscal 2008, legal expenses related to the Moeller case discussed elsewhere in this document and increased business acquisition expenses.

As discussed above, during the third quarter of fiscal 2008, the Company recognized a goodwill impairment loss of $1.9 million on the carrying value of the goodwill of the Medical Systems Group’s U.S. medical business.

As a result of the above, the Company recognized a third quarter fiscal 2008 operating loss of $(1,3) million compared to operating income of $2.0 million in the third quarter of fiscal 2007.  The Medical Systems Group posted a third quarter fiscal 2008 operating loss of $2.1 million and the Power Conversion Group showed operating profit of $0.8 million, offset by unallocated corporate costs of $0.1 million.  The Medical Systems Group posted a third quarter fiscal 2007 operating profit of $1.3 million and the Power Conversion Group showed operating profit of $0.9 million, offset by unallocated corporate costs of $0.2 million.

Operating income for the first nine months of fiscal 2008 was $3.6 million compared to an operating income of $4.8 million in the prior year period.  The Medical Systems Group had an operating profit of $3.0 million and the Power Conversion Group achieved an operating profit of $1.4 million, offset by unallocated corporate costs of $0.8 million.  The Medical Systems Group had an operating profit of $4.5 million for the first nine months of fiscal 2007 and the Power Conversion Group achieved an operating profit of $1.5 million, offset by unallocated corporate costs of $1.2 million.

Net interest expense of $0.1 million for the third quarter of fiscal 2008 was $0.1 million lower than the prior year’s third quarter due to a reduction in borrowings resulting from the paydown of US based debt with proceeds of a March 2007 Rights Offering, partially offset by additional borrowings in Italy to support its day-to-day operations.

Interest expense for the first nine months of fiscal 2008 of $0.2 million was lower than the prior year’s first nine months by $0.9 million for the same reasons.

On a consolidated basis, the Company recorded a third quarter fiscal 2008 pretax loss of $(1.3) million, including foreign pretax income of $0.4 million.  The related third quarter fiscal 2008 income tax expense of $0.3 million was primarily due to foreign taxes on the profits of Villa.  During the same period in fiscal 2007, the Company recorded pretax income of $1.8 million, which included foreign pretax income of $1.6 million, and a U.S. pretax income of $0.2 million.  The related third quarter fiscal 2007 income tax expense of $0.7 million was also due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in the third quarter of fiscal 2008 due to uncertainty regarding the realizability of its U.S. net operating loss carryforwards as explained in Critical Accounting Policies above.

On a consolidated basis, the Company recorded pretax income of $3.4 million for the first nine months of fiscal 2008, comprised of foreign pretax income of $6.2 million, offset by a US pretax loss of $2.8 million.  The related income tax expense of $2.5 million for the first nine months of fiscal 2008 was primarily due to foreign taxes on the profits of Villa.  During the same period in fiscal 2007, the Company recorded pretax income of $3.9 million, which included foreign pretax income of $5.0 million, offset by a U.S. pretax loss of $1.1 million.  The related first nine months of fiscal 2007 income tax expense of $2.2 million was due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in the first nine months of either fiscal 2008 or 2007 due to uncertainty regarding the realizability of its U.S. net operating loss carryforwards as explained in Critical Accounting Policies above.

Reflecting the above, the Company recorded a net loss of $(1.6) million, or $(0.07) per basic and diluted share, in the third quarter of fiscal 2008 as compared to net income of $1.1 million, or $0.06 per basic and diluted share for the same period in fiscal 2007.  The average shares outstanding for the fiscal 2008 period was significantly higher than the shares outstanding for the fiscal 2007 period due to shares issued in a March 2007 Rights Offering.

The Company recorded net income of $0.9 million or $0.04 per share (basic and diluted) in the first nine months of fiscal 2008, as compared to net income of $1.7 million or $0.12 per share (basic and diluted) in the first nine months of the prior year, again, on a significantly higher average shares outstanding for the fiscal 2008 period.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company funds it’s investing and working capital needs through a combination of cash flow from operations, short-term credit facilities and the proceeds of the Rights Offering described below.

Working Capital — At April 26, 2008 and July 28, 2007, our working capital was approximately $29.5 million and $25.0 million, respectively.  The increase in working capital for the first nine months of fiscal 2008 compared to the same period of fiscal 2007 related primarily to increases in accounts receivable (due to higher sales) and decreases in accrued expenses due to quarter end inventory activity offset partially by a decrease in ending cash and equivalents and inventories.

At April 26, 2008 and July 28, 2007, we had approximately $6.7 million and $7.9 million, respectively, in cash and cash equivalents.  This decrease is primarily due to cash used in financing activities directly associated with long term debt reduction as discussed in Cash Flows from Financing Activities below.  As of April 26, 2008, we had approximately $9.0 million of excess borrowing availability under our domestic revolving credit facility.

In addition, as of April 26, 2008 and July 28, 2007, our Villa subsidiary had an aggregate of approximately $13.3 million and $11.0 million respectively, of excess borrowing availability under its various short-term credit facilities.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our US subsidiaries.

Cash Flows from Operating Activities – For the nine months ended April 26, 2008, the Company’s operating activities were cash neutral, compared to $2.1 million of cash provided by operations in the comparable prior fiscal year period.  The decrease is largely due to payment of accounts payable in the 2008 period offset by and the effect of reduced inventory levels.

Cash Flows from Investing Activities — The Company made $0.7 million of facility improvements and capital equipment expenditures for the nine months ended April 26, 2008, compared to $0.6 million in the comparable prior year fiscal period.

Cash Flows from Financing Activities — During the nine month period ended April 26, 2008, the Company repaid a total of approximately $1.0 million of indebtedness on our domestic and Italian borrowings, as compared to $8.8 million in the comparable prior fiscal year period.During the comparable period of fiscal 2007, the Company received $12.4 million of proceeds from a Rights Offering discussed below.

In addition, the Company received $0.1 million in payment of the exercise price of warrants in the nine months ended April 26, 2008 compared to $0.6 million in the comparable prior fiscal year period.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 28, 2007, has not changed materially at April 26, 2008.

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

As of April 26, 2008 and July 28, 2007, no amounts were outstanding and the Company had approximately $9.0 million of availability under the North Fork Facility, of which North Fork has reserved $1 million against possible litigation settlements.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its US credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the US.

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility.  On December 6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.  As of April 26, 2008 and July 28, 2007, the Company was in compliance with all covenants under the North Fork Facility.

The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1.6 million which was used to pay down amounts outstanding under the North Fork Facility, in accordance with provisions of the facility.

Our Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at April 26, 2008 is $0.  Interest rates on these facilities are variable and currently range from 3.7% – 13.75%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  In April, 2008, the Company declined the option for additional financing and demonstrated successful completion of the project triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, currently 5.917%, will be reduced in the fourth fiscal quarter of 2008 to Euribor plus 1.04 points.  The note is repayable over a 7 year term, with reimbursement starting in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the US parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 5.677%.  The loan is repayable in 4 years.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At April 26, 2008, total principal due is 0.6 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

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

Contingencies

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

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleged four claims against the defendants in the action: for (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

In fiscal 2007, the Company recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.A trial was held in April 2008 and on April 17, 2008, the jury returned a verdict in favor of Mr. Moeller for $1.8 million for lost earnings, back pay, front pay and benefits on the retaliatory discharge claim, and $200,000 for emotional distress/reputation damages and $200,000 in punitive damages on the defamation claim.  The Company intends to vigorously pursue available post-trial remedies, including appeal.  On May 19, 2008, counsel for the defendants filed their motion for judgment in their favor notwithstanding the jury verdict, or, alternatively, for a new trial, on those claims on which the jury found the respective defendants liable.  However, as a result of the verdict, the Company adjusted its accrual  for potential liability in the settlement of these claims as deemed appropriate.

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

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses. The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  In its answer to the complaint, the Company denied the substantive allegations of the complaint and denied that it has any liability to plaintiff.  The Company intends to defend vigorously against plaintiff’s claims.

On May 24, 2007, the Company’s RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  The Company’s subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

The Company is a defendant in  other legal actions arising from the normal course of business in various U.S. and foreign jurisdictions.  Management believes the Company has meritorious defenses to such actions and that the outcome will not be material to the Company’s consolidated financial statements.

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

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems.  As required by Rule 13a-15(d), the Company’s management, including its Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) to determine whether any changes occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There were no changes in the Company’s internal controls or in other factors that could significantly affect these controls, during the Company’s third fiscal quarter of 2008 ended April 26, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleged four claims against the defendants in the action: for (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

In fiscal 2007, the Company recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action.A trial was held in April 2008 and on April 17, 2008, the jury returned a verdict in favor of Mr. Moeller for $1.8 million for lost earnings, back pay, front pay and benefits on the retaliatory discharge claim, and $200,000 for emotional distress/reputation damages and $200,000 in punitive damages on the defamation claim.  The Company intends to vigorously pursue available post-trial remedies, including appeal.  On May 19, 2008, counsel for the defendants filed their motion for judgment in their favor notwithstanding the jury verdict, or, alternatively, for a new trial, on those claims on which the jury found the respective defendants liable.  However, as a result of the verdict, the Company adjusted its accrual  for potential liability in the settlement of these claims as deemed appropriate.

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

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses. The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  In its answer to the complaint, the Company denied the substantive allegations of the complaint and denied that it has any liability to plaintiff.  The Company intends to defend vigorously against plaintiff’s claims.

On May 24, 2007, the Company’s RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  The Company’s subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

In addition, the Company is a defendant in other legal actions arising from the normal course of business in various U.S. and foreign jurisdictions.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

Item 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended July 28, 2007 have not materially changed.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on February 26, 2008 (the “Annual Meeting”), the Company’s shareholders reelected four (4) members of the board of directors of the Company (Gerald M. Czarnecki, James R. Henderson, General Merrill A. McPeak, James A. Risher) all of whom were incumbent directors elected at the Company’s Annual Meeting of Stockholders held on March 20, 2007.  The votes cast for all nominees were as follows:

Nominees	In Favor	Withheld
Gerald M. Czarnecki	19,580,231	2,908,919
James R. Henderson	19,570,931	2,918,219
General Merrill A. McPeak	19,892,850	2,596,300
James A. Risher	20,404,557	2,084,593

The votes cast for, against and abstain to ratify the appointment of BDO Seidman, LLP as our independent registered public accountants for the fiscal year ending August 2, 2008 were as follows:

FOR: 22,471,240	AGAINST: 17,592	ABSTAIN: 318

Item 6.	EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Mark Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, Mark Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  June 10, 2008