Form 10-K
period 2008-08-02
DEL GLOBAL TECHNOLOGIES CORP
filed 2008-10-08
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 2, 2008
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

Common Stock, $0.10 Par Value (“Common Stock”)
Rights to Purchase Common Stock, par value $0.10 per share, distributed pursuant to Rights Agreement dated January 22, 2007 (Common Stock Purchase Rights)
 (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant as of January 26, 2008 was $59,075,308.  Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant

As of October 1, 2008, there were 24,246,165 shares of the registrant’s common stock outstanding.

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

The Company is headquartered in Franklin Park, IL. The mailing address of our headquarters is 11550 West King Street, Franklin Park, IL. 60131 and our telephone number is 847-288-7000. Our Website is www.delglobal.com. Through the Investor Relations section of our Website, we make our filings with the Securities and Exchange Commission (“SEC”) available as soon as practicable after they are electronically filed with the SEC. These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

The sale of Del High Voltage Division (“DHV”), which was part of our Power Conversion Group, was consummated on October 1, 2004, as described in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Accordingly, this business is presented as a discontinued operation in all fiscal years presented and throughout this Form 10-K.

EMPLOYEES

As of August 2, 2008, we had 310 employees. We believe that our employee relations are good. None of our approximately 180 U.S. based employees are represented by a labor union. Employment by functional area as of August 2, 2008 is as follows:

Executive	2
Administration and finance	29
Manufacturing	218
Engineering	34
Sales and Marketing	27
Total	310

OPERATING SEGMENTS

The operating businesses that we report as segments consist of the Medical Systems Group and the Power Conversion Group. For fiscal 2008, the Medical Systems Group segment accounted for approximately 88% of our revenues and the Power Conversion Group segment accounted for approximately 12% of our revenues. Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs.  For the fiscal year ended August 2, 2008, one of our Medical Systems Group customers accounted for approximately 13% of consolidated revenues and 1% of gross accounts receivable at August 2, 2008.  For the fiscal year ended July 28, 2007, one of our Medical Systems Group customers accounted for approximately 12% of consolidated revenues and 11% of gross accounts receivable at July 28, 2007.  For the fiscal year ended July 29, 2006, no individual customer accounted for greater than 10% of total revenue or accounts receivable,  nor was either segment dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on such segment. For further information concerning our operating segments, see Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our operating segments and businesses are summarized in the following table:

DIVISION	BRANDS	SUBSIDIARIES	FACILITIES
MEDICAL SYSTEMS GROUP:
Medical Imaging	Del Medical, Villa,	Del Medical Imaging Corp	Franklin Park, IL
	UNIVERSAL, DynaRad	(“Del Medical”)
Apollo
	Strata-2000	Villa Sistemi Medicali	Milan, Italy
S.p.A. (“Villa”)
POWER CONVERSION GROUP:
Electronic Systems & Components	RFI, Filtron, Sprague, Stanley	RFI Corporation (“RFI”)	Bay Shore, NY

MEDICAL SYSTEMS GROUP

Our Medical Systems Group designs, manufactures, markets and sells medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems. Approximately 71% of this segment’s revenues were attributed to Villa in fiscal 2008.

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
Imaging Centers

     Our medical imaging systems are sold under the Del Medical, Villa, UNIVERSAL, and DynaRad brand names. The prices of our medical imaging systems range from approximately $9,000 to $300,000 per unit, depending on the complexity and flexibility of the system.

The following is a description of our product lines in this segment.

PRODUCTS

GENERAL RADIOGRAPHIC SYSTEMS - For more than 100 years, conventional projection radiography has used film to create x-ray images. Conventional technology requires that x-ray film be exposed and then chemically processed to create a visible image for diagnosis.

General Radiography represents approximately 60%-70% of the Medical Systems Group’s revenues depending on the product mix within each period. We produce a broad line of conventional radiographic products used in outpatient facilities, as well as more sophisticated and expensive x-ray systems typically used in hospitals and clinics. For example, our higher-end Advanced Radiography System (ARSII),U-ARC DRT Digital Radiographic Systems and TITAN Lines are designed to meet the broad requirements of a hospital or teaching university’s radiographic room, while our mid-range Del Medical and Villa Medical systems are suited more to the needs of medium sized hospitals, outpatient clinics and private practitioners.

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

We also have a broad range of products serving medical practitioners, veterinarians and chiropractors through our UNIVERSAL and VetVision DRds brand product lines. These units are designed for durability, are space efficient, rugged and are priced more economically. Our UNIVERSAL medical products include a variety of configurations that can be constructed to best suit the needs of the desired work environment. Our UNIVERSAL AVchoice and DVChoice veterinary line of products is designed with many of the same attributes as the medical line. Our UNIVERSAL chiropractic line, consisting of our DCchoice, Raymaster and PreciseView product, combine precision alignment and positioning with a versatile Chiropractic imaging systems for both analog and digital applications. Our VetVision DRds is a digital high-resolution x-ray unit designed to give veterinarians greater flexibility as it produces high-resolution digital images and takes up less space than other comparable products.

During fiscal 2006 and 2008, we expanded our product portfolio with the introduction of the Del Medical U-ARC DRT Digital Radiographic System and TITAN product lines, respectively.  These system enables radiologists to obtain better patient images within a fraction of the time and with lower overall costs than traditional film-based systems.

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

RADIOGRAPHIC/FLUOROSCOPIC SYSTEMS - We produce a wide range of radiographic/fluoroscopic, or R/F, systems that are able to perform complex x-ray examinations with contrast liquids for sequential and real time images. The Vision and Viromatic systems are based on the “classical approach” and require the operator to stay in close contact to the equipment and the patient. These systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract. The Apollo Remote R/F system and Mercury systems are based on the more modern “Remote control” technology and allow the technologist and radiologist to operate the system and perform the entire examination from a separate room, being totally shielded from the x-ray source. The remote controlled system is also the most flexible x-ray imaging unit as it allows skeletal, gastro-intestinal, vascular, urological and gynaecological studies in the same room. Remote controlled systems (Apollo Remote R/F system and Mercury) are also widely used in connection with our digital acquisition system, DIVA, to perform digital image acquisition and real time angiographic examinations with a vast choice of image acquisition and post-processing tools. The DIVA system can also be equipped with DICOM functionalities that enable images to be sent to centralized archival units, image reviewing workstations, laser imagers, and in general allow the system to be fully integrated into PACS (Picture Archival and Communication Systems) networks within a hospital. As of today, the Apollo Remote R/F system table, with a DIVA-D digital acquisition system represents a sophisticated system and technology produced by the Medical Systems Group.   Recently dynamic flat panels have become an available alternative to carry on fluoroscopy at 43 x 43 cm detector size. Villa already has released the Apollo version implementing this new technology. This product represents the most advanced and sophisticated system produced by the Medical Systems Group.

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

DENTAL SYSTEMS - We produce a broad range of DC and AC powered intra-oral (commonly known as bite wing) x-ray systems at our Villa facility.  In addition, our Rotograph Plus and Strato-2000 systems are utilized to perform panoramic images for dental applications. The most recent addition to the dental product line are Direct Digital versions of Strato 2000 and Rotograph, which capture panoramic images directly in digital format and can be connected to a PC for image reviewing and post-examination processing. The relatively small price differential between digital and analog panoramic units has triggered a very quick shift to digital technology in the marketplace which accounts for approximately 12% of the volume of new units sold over the past two years.  The dental products are sold both with our own brand (Villa), as well as private labelled units to selected OEM customers.

MAMMOGRAPHY SYSTEMS - We currently resell the Melody system outside of the U.S..  The Melody unit is manufactured by a European-based manufacturer and sold under the Villa brand.  Although we have exclusive use of the “Melody” name, our supplier markets a similar product in several competing markets.

SURGICAL C-ARMS – We sell a mobile C-arm unit called “Arcovis 2000” under the Villa brand.  The product is manufactured by a European company that also sells similar products to other customers.

MARKETING AND DISTRIBUTION

Our medical imaging systems are sold in the U.S. and internationally, principally by a network of over 300 distributors worldwide. This network has expanded during fiscal year 2008 as we have partnered with one of the largest dealer buying groups to distribute our digital and general radiographic imaging equipment for the medical, chiropractic and veterinary markets. Medical imaging system distributors are supported by our regional managers, area managers, marketing managers and technical support groups, who train distributor sales and service personnel and participate in customer calls.  Due to the different markets and end use customers for dental as compared to medical imaging systems, dental products are distributed by a separate network of dental dealers who target the dental practitioners market.  In addition, we do some private label manufacturing of dental product for certain OEM customers.

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

We typically exhibit our products at annual conferences, including the RSNA Conference in Chicago, the MEDICA Medical Conference in Dusseldorf, Germany, the European College of Radiology (ERC) Conference in Vienna, Austria, and the International Dental Show (IDS) in Cologne, Germany and other venues worldwide.  Sales of the Company’s products in North America are typically on open account with 30 day terms.  Our products sold outside of North America are usually secured by a letter of credit to mitigate any potential credit risk, with longer terms being given to non-U.S. customers as is customary in international business.  Our Company also has the capacity to participate in and win large international tenders, which require careful assessment of the commercial aspects, regulatory requirements, production planning and financial exposure. Multi-million dollar tenders have been awarded to our Villa operation in the last two fiscal years in countries, including Mexico, Lithuania, Romania, Russia and Vietnam.

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

COMPETITION

Based on industry data, we believe our Medical Systems Group is either the number one or number two supplier, measured by market share, to the independent distributors of radiographic equipment in North America.  Our Medical Systems Group competes in two major segments of the highly competitive, world-wide conventional radiographic and R/F products marketplace.  Our top-tier conventional radiographic products are sold through national, regional and independent distributors.  In 2006, the Medical Systems Group extended its access to the U.S. market by entering into relationships with a national Group Purchasing Organization and several smaller multi-hospital networks.  The three major competitors in this market segment are GE Healthcare Systems, a division of General Electric Company, Siemens Medical Solutions, a division of Siemens AG and Philips Medical Systems, a division of Philips Electronics N.V. They compete with us on customer support, features and breadth of product offerings.  These larger competitors primarily sell directly to large hospitals and teaching institutions and sell a broader range of products designed to outfit a hospital’s entire imaging requirements. In Europe, Africa, the Middle East and the Far East, competition is also represented by other mid-tier European companies, as well as local manufacturers who mainly address the middle and low market tier.

Our lower-tier conventional radiographic products principally compete with several small companies based primarily in the U.S. and Europe. In some price-driven markets, we also find competition from Korean and Chinese products.  Most of these companies sell through independent distributors and compete with us primarily on price, quality and performance. We believe that we can be differentiated from our competitors based on our combination of price, quality and performance, together with the strength and breadth of our independent distribution network, and the growth of our product portfolio.

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

Spending for research and development for our Medical Systems Group was approximately $2.5 million for fiscal year 2008, $2.0 million for fiscal year 2007 and $1.6 million for fiscal year 2006.

TRADEMARKS AND PATENTS

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

FDA’S PREMARKET CLEARANCE AND APPROVAL REQUIREMENTS

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

All of our products marketed in the U.S. have met the appropriate FDA requirements for marketing, either because they were exempt from submission or through 510(k) clearance. We continuously evaluate our products for any required new submission for changes or modifications.

PERVASIVE AND CONTINUING FDA REGULATION

Numerous FDA regulatory requirements apply to our products as well as to components manufactured by some of our suppliers. These requirements include:

-	The FDA’s quality system regulation which requires manufacturers to create, implement and follow numerous design, testing, control, documentation and other quality procedures; and
-	Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products.

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

      This segment designs and manufactures key electronic components such as transformers, magnetics, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems.

      The Power Conversion Group provides subsystems and components which are used in the manufacture of medical electronics, military and industrial applications as follows:

POWER CONVERSION GROUP MARKETS SERVED

AEROSPACE, DEFENSE & HOMELAND SECURITY	INDUSTRIAL/COMMERCIAL
Guidance & Weapons Systems	Induction Heating
Communications	Meteorological
Radar Systems Military Shelters Power Systems Aerospace Electronics Aircraft Lighting systems Telecommunication Electronics	Power Systems Satellite Shielded Rooms/Enclosures Power Systems

TELECOMMUNICATIONS	MEDICAL
Telecom Equipment for Voice & Data Transmission	Radiation Oncology
Telephone Switching Systems	Magnetic Resonance Imaging (“MRI”)
CT Imaging X-Ray

PRODUCTS

MILITARY APPLICATIONS - Through our relationships with many of the federal government’s top defense suppliers, such as Raytheon, Boeing, Lockheed Martin and Northrop Grumman, we supply electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics.  On May 24, 2007, the Company's RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court, Eastern District of New York to provide items and records from its Bay Shore, NY offices in connection with U.S. Department of Defense (“DOD”) contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices. The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review. The Company's RFI subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

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

MARKETING, SALES AND DISTRIBUTION

      We market our Power Conversion Group products through in-house sales personnel, independent sales representatives in the U.S., and international agents in Europe, Asia, the Middle East, Canada and Australia. Our sales representatives are compensated primarily on a commission basis and the international agents are compensated either on a commission basis or act as independent distributors. Our marketing efforts emphasize our ability to custom engineer products to optimal performance specifications. We emphasize team selling where our sales representatives, engineers and management personnel all work together to market our products. We also market our products through catalogs and trade journals and participation in industry shows. Sales of the Company’s products are typically on open account with 30 day terms. New accounts are established with cash on delivery or cash in advance terms.

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

PRODUCT DEVELOPMENT

      We have a well developed engineering and technical staff in our Power Conversion Group. Our technical and scientific employees are generally employed in the engineering departments at our RFI business unit, and split their time, depending on business mix and their own technical background, between supporting existing production and development and research efforts for new product variations or new customer specifications. Our products include transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems. No significant engineering related time was charged to research and development spending for the continuing operations of the Power Conversion Group in fiscal years 2008, 2007 or 2006. For 2009, an R&D budget has been established for growth in magnetics and material research to optimize the efficiency and performance of our products.

TRADEMARKS AND PATENTS

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

BACKLOG

Consolidated backlog at August 2, 2008 was $22.7 million versus backlog at July 28, 2007 of approximately $28.4 million. The backlog in the Power Conversion Group of $5.4 million decreased $1.2 million from levels at the beginning of the fiscal year while there was a $4.5 million decrease in the fiscal year end backlog of our Medical Systems Segment from July 28, 2007 reflecting weaker booking during the twelve month period in international markets. Substantially all of the backlog should result in shipments within the next 12 to 15 months.

GEOGRAPHIC AREAS

For further information about Geographic areas the Company operates in as well as other Segment related disclosures refer to Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

ITEM 1A	RISK FACTORS

Prospective investors should carefully consider the following risk factors, together with the other information contained in this Annual Report, in evaluating the Company and its business before purchasing our securities. In particular, prospective investors should note that this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and that actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

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

Due to our past failure to comply with the United States Securities Laws, our common stock was suspended from trading on the NASDAQ National Market in December 2000. Current pricing information on our common stock has been available on the over the counter bulletin board (the “OTC”) published by National Quotation Bureau, LLC. The OTC is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges or the NASDAQ National Market, and quotes for stocks included in the OTC are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely in the OTC may be difficult to obtain, and shareholders may find it difficult to resell their shares. In order to be re-listed, we will need to meet certain listing requirements. There can be no assurance that we will be able to meet such listing requirements.

FAILURE BY US TO ADHERE TO OUR ADMINISTRATIVE AGREEMENT WITH THE DEFENSE LOGISTICS AGENCY COULD RESULT IN OUR DEBARMENT FROM DOING BUSINESS WITH THE U.S. GOVERNMENT.

On April 5, 2005, the Company announced that it had reached an administrative agreement with the U.S. Defense Logistics Agency (the “DLA”), a component of the U.S. Department of Defense (the “DOD”), which provides that RFI will not be debarred from doing business with the U.S. Government entities as long as RFI maintains its compliance program and adheres to the terms of the administrative agreement. If RFI fails to maintain its compliance program or RFI or the Company fails to adhere to the terms of the administrative agreement, the DLA could debar the Company from doing business with U.S. Government entities.

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

International sales, including product manufactured at our facility in Milan, Italy, as well as product manufactured in the US, comprised 64% and 66% of consolidated revenues for fiscal years 2008 and 2007, respectively.  Our future results could be adversely affected by a variety of international risks, including unfavorable foreign currency exchange rates; difficulties in managing and staffing international operations, political or social unrest; economic instability or natural disasters; environmental or trade protection measures; changes in governmental or other entities buying patterns and tender order procedures; changes in other regulatory or certification requirements.  In addition any changes in Italian tax laws including changes in withholding on dividends from our Italian subsidiary or other restrictions on transfers of funds to the U.S. could impact our financial condition.

THE COMPANY'S WORKING CAPITAL NEEDS ARE FINANCED IN PART BY CREDIT FACILITIES WITH U.S. AND ITALIAN BANKS.  THE COMPANY HAS NEEDED TO OBTAIN WAIVERS FROM ITS U.S. LENDERS FOR COVENANT VIOLATIONS DUE TO LESS THAN ANTICIPATED OPERATING RESULTS.

      On December 6, 2006, the Company and its U.S. lender signed an amendment to its U.S. revolving credit and term loan credit facility which waived covenant violations existing as of October 28, 2006 and adjusted the financial covenants for future periods based on a business plan the Company provided to its lender. Although the Company was in compliance with all covenants of its revolving credit and term loan facility as of August 2, 2008 and the Company had no outstanding borrowings under these agreements, should the Company’s results be less that anticipated in the business plan, the Company could have future covenant violations. If the Company and its lender were unable to cure the violations by signing a waiver agreement, or through other means, the Company could be in default under its foreign and domestic credit agreements and the banks would have the ability to stop revolving credit borrowings under the facility or accelerate the maturity of any outstanding balances. If additional sources of debt or equity capital were not available at that point, such acceleration could have a material adverse impact on the Company’s financial position.

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

POTENTIAL SETTLEMENTS REQUIRED UNDER LEGAL PROCEEDINGS WITH FORMER EMPLOYEES OF THE COMPANY COULD UNDULY BURDEN OUR COMPANY.

     The Company had an employment agreement with Samuel Park, a previous Chief Executive Officer (“CEO”), for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company.  On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $.2 million during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

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

      In fiscal 2007, the Company recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action. A trial was held in April 2008 and on April 17, 2008, the jury returned a verdict in favor of Mr. Moeller for $1.8 million for lost earnings, back pay, front pay and benefits on the retaliatory discharge claim, and $0.2 million for emotional distress/reputation damages and $0.2 million in punitive damages on the defamation claim.  On May 19, 2008, counsel for the defendants filed their motion for judgment in their favor notwithstanding the jury verdict, or, alternatively, for a new trial, on those claims on which the jury found the respective defendants liable.  By order dated August 15, 2008, the Court denied that motion.

      On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict. On September 12, 2008 the Company and the other defendants filed an amended notice of appeal. The Company intends to pursue the appeal vigorously, seeking thereby reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller can collect the amount of the judgment entered by the trial court in the event the appellate court affirms that judgment.

On April 28, 2008, George Apergis (“Apergis”), the former General Manager of RFI, filed a charge with the Equal Employment Opportunity Commission (“EEOC”) alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007.  Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of September 16, 2008, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against Apergis.

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

A SIGNIFICANT NUMBER OF OUR SHARES WILL BE AVAILABLE FOR FUTURE SALE AND COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

As of October 1, 2008, an aggregate of 24,246,165 shares of our common stock were outstanding. In addition, as of October 1, 2008, there were outstanding warrants to purchase 500,321 shares of our common stock and options to purchase 2,094,815 shares of our common stock, 1,595,438 of which were fully vested. Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future ability to raise capital through offerings of our equity securities. A large volume of sales by holders exercising the warrants or options could have a significant adverse impact on the market price of our common stock.

WE HAVE A LIMITED TRADING MARKET AND OUR STOCK PRICE MAY BE VOLATILE.

There is a limited public trading market for our common stock in the Over-the-Counter “OTC” Market. We cannot assure you that a regular trading market for our common stock will ever develop or that, if developed, it will be sustained.

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

THE COMPANY MAY SUBMIT, FROM TIME TO TIME, PROPOSALS TO SHAREHOLDERS TO AMEND THE COMPANY’S CERTIFICATE OF INCORPORATION OR TO INCREASE THE NUMBER OF COMMON SHARES AUTHORIZED.

At a special meeting of shareholders of the Company held on November 17, 2006, the Company’s shareholders approved an Amendment of the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock, par value $0.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares in order to have a  sufficient  number of shares of  Common  Stock to  provide a reserve  of shares  available for issuance to meet  business  needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.   Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.

ITEM 1B	UNRESOLVED STAFF COMMENTS

    Not applicable

ITEM 2	PROPERTIES

The following is a list of our principal properties, classified by segment and subsidiary:

SEGMENT	LOCATION	APPROX. FLOOR AREA IN SQ. FT.	PRINCIPAL USES	OWNED/LEASED (EXPIRATION DATE IF LEASED)
MEDICAL SYSTEMS GROUP:
Del Medical Imaging Corp	Franklin Park, IL	68,000	Corporate headquarters, Design and manufacturing	Leased (2009)
Villa	Milan, Italy	67,000	Design and manufacturing	Leased (2011)(1)

POWER CONVERSION GROUP:
RFI	Bay Shore, NY	55,000	Design and manufacturing	Owned

(1)	Villa has the option to purchase this property at the conclusion of this lease.

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

Following negotiations, the Company reached a global settlement in February 2004 with the U.S. Government that resolved the civil and criminal matters relating to the DOD's investigation. The settlement included the Company pleading guilty to one criminal count and agreeing to pay fines and restitution to the U.S. Government of $4.6 million if paid by June 30, 2004 and $5.0 million if paid by September 30, 2004.  In connection with this settlement, the Company recognized an additional charge of approximately $3.2 million in the second quarter of fiscal 2004. This charge represents the difference between the $2.3 million charge taken during the third quarter of fiscal 2003, and up to $5.0 million in fines and restitution, plus estimated legal and professional fees related to this settlement.

On September 30, 2004, pursuant to the terms of the settlement, the Company fulfilled its obligation under this agreement by paying to the U.S. Government the sum of $5.0 million representing fines and restitution. On October 7, 2004, RFI entered a guilty plea to a single count conspiracy charge pursuant to the settlement and a criminal plea agreement. Sentencing occurred on March 15, 2005. At sentencing, the Court imposed an additional fine of $0.3 million to be paid within 30 days. The Company paid this additional fine on April 8, 2005.

The Company worked with the U.S. Defense Logistics Agency ("DLA"), a component of the DOD, to avoid any future limitations on the ability of the Company to do business with U.S. Government entities. Such limitations could have included the U.S. Government seeking a "debarment" or exclusion of the Company from doing business with U.S. Government entities for a period of time.  On April 5, 2005, the Company announced that it had reached an administrative agreement with the DLA which provides that RFI will not be debarred from doing business with U.S. Government entities so long as RFI maintains its compliance program and adheres to the terms of the administrative agreement. This agreement with the DLA is the final component of the Company's previously announced settlement of an investigation by the DOD into practices at RFI.

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

EMPLOYMENT MATTERS

     PARK - The Company had an employment agreement with Samuel Park, a previous CEO, for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company.  On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

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

     MOELLER - On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleged four claims against the defendants in the action: for (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

      In fiscal 2007, the Company recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action. A trial was held in April 2008 and on April 17, 2008, the jury returned a verdict in favor of Mr. Moeller for $1.8 million for lost earnings, back pay, front pay and benefits on the retaliatory discharge claim, and $0.2 million for emotional distress/reputation damages and $0.2 million in punitive damages on the defamation claim.  On May 19, 2008, counsel for the defendants filed their motion for judgment in their favor notwithstanding the jury verdict, or, alternatively, for a new trial, on those claims on which the jury found the respective defendants liable.  By order dated August 15, 2008, the Court denied that motion.

      On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict. On September 12, 2008 the Company and the other defendants filed an amended notice of appeal. The Company intends to pursue the appeal vigorously, seeking thereby reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller can collect the amount of the judgment entered by the trial court in the event the appellate court affirms that judgment.

      APERGIS - On April 28, 2008, Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007.  Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of September 16, 2008, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against Apergis.

      DIAMOND - Diamond v. Allied Diagnostic Imaging Resources, Inc., et al. (Superior Court, County of Los Angeles; Case No. BC362544). This action is brought against numerous defendants, including the Company. While the action commenced in late 2006, plaintiff first served the summons and complaint on the Company in December 2007. The plaintiff alleges that she is the wife of a chiropractor who died in June 2005. Plaintiff alleges that her husband was exposed to chemical products in developing x-ray films and cleaning film processing machines and worked with the x-ray film processing machines and x-ray machines, and that the defendants manufactured, supplied or serviced the chemical products and machines.  The complaint further alleges that the decedent was exposed to toxic chemicals and radiation from the chemical products used on or in the machines, which caused “serious injuries to his internal organs, including acute myelogenous leukemia”, resulting in his death.

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

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

 PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective May 11, 2007, our common stock commenced trading on the Over the Counter “OTC” Bulletin Board under the symbol “DGTC.OB” and our warrants are traded under the symbol “DGTCW.OB.”  Prior to that, they had been traded on the “pink sheets,”, under the symbol “DGTC.PK” and “DGTCW.PK”, respectively. The OTC is an over-the-counter market which provides significantly less liquidity than established stock exchanges or the NASDAQ National Market, and quotes for stocks included in the OTC are not listed in the financial sections of newspapers as are those for established stock exchanges and the NASDAQ National Market.  Our securities had been suspended from trading on the NASDAQ National Market on December 19, 2000 because we had not filed an Annual Report for the year ended July 29, 2000 within the SEC’s prescribed time period.

At a special meeting of shareholders of the Company held on November 17, 2006, the Company’s shareholders approved an Amendment of the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock, par value $0.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares in order to have a  sufficient  number of shares of  common  stock to  provide a reserve  of shares  available for issuance to meet  business  needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.   Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.

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

As of October 1, 2008, there were approximately 773 holders of record of our common stock. The following table shows the high and low sales prices per share of our common stock for the past eight quarters, as reported by the over the counter market. The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

FISCAL PERIOD	HIGH	LOW
FISCAL 2008
First Quarter	$3.40	$2.25
Second Quarter	3.25	2.30
Third Quarter	2.65	1.99
Fourth Quarter	2.45	1.15
FISCAL 2007
First Quarter	$2.05	$0.60
Second Quarter	2.30	1.55
Third Quarter	2.40	1.20
Fourth Quarter	2.90	1.35

We have not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983. The payment of cash dividends is prohibited under our U.S. credit facility. We do not intend to pay any cash dividends in the foreseeable future.

The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal Year 2008

Equity Compensation Plan Information

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS(1)
Equity compensation plans approved by security holders:
Stock Option Plans	2,094,815	$3.45	604,500
Equity compensation plans not approved by security holders:
Warrants issued in settlement of class action lawsuit (2)	512,500	$1.50	Not applicable

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

PERFORMANCE GRAPH

The  following  graph  compares  the  yearly   percentage  change  in  the cumulative  shareholder  return on the Common Stock with The Nasdaq Market Index and the peer group index for the Standard  Industrial  Classification Code ("SIC Code") 3844 for the period  commencing  August 2, 2003 and ending August 2, 2008. The peer  group for SIC Code 3844  (X-Ray  Apparatus  and Tubes)  consists  of 3 companies and includes:  American Science  Engineering  Inc.,  Hologic Inc., and Sirona Dental Systems, Inc. The graph assumes that $100 was invested on August 2, 2003 in the Common  Stock and in each of the other  indices and assumes  monthly reinvestment of all dividends.

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

The selected income statement data presented for the fiscal years ended August 2, 2008, July 28, 2007 and July 29, 2006 and the balance sheet data as of August 2, 2008 and July 28, 2007 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The income statement data for the years ended July 30, 2005 and July 31, 2004 and the balance sheet data as of July 29, 2006, July 30, 2005 and July 31, 2004 have been derived from audited financial statements not included herein. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

	FISCAL YEARS ENDED
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)	AUGUST2, 2008	JULY28, 2007	JULY29, 2006	JULY30, 2005	JULY31, 2004(1)
INCOME STATEMENT DATA:
Net sales	$108,306	$104,167	$83,014	$84,872	$83,827
Gross margin	26,787	25,017	19,358	22,281	21,315
Selling, general and administrative	15,586	14,590	13,619	16,452	15,907
Research and development	2,488	2,013	1,562	1,636	1,562
Goodwill impairment	1,911	-	-	-	-
Litigation settlement costs	450	-	697	300	3,652
Operating income	6,352	8,414	3,480	3,893	194
Minority interest	-	-	108	393	559
Provision for income taxes	3,247	3,553	1,758	2,054	8,691
Income (loss) from continuing operation	2,977	3,816	269	193	(10,729)
Discontinued operation	-	-	(175)	199	(5,095)
Net income (loss)	2,977	3,816	94	392	(15,824)
Net income (loss) per share – Basic
Continuing operations	$0.12	$0.24	$0.02	$0.02	$(1.04)
Discontinued operation	-	-	(0.01)	0.02	(0.49)
Net income (loss) per basic share	$0.12	$0.24	$0.01	$0.04	$(1.53)
Net income (loss) per share – Diluted
Continuing operations	$0.12	$0.23	$0.02	$0.01	$(1.04)
Discontinued operation	-	-	(0.01)	0.02	(0.49)
Net income (loss) per diluted share	$0.12	$0.23	$0.01	$0.03	$(1.53)
Weighted average shares outstanding – Basic	24,196	16,155	11,244	10,490	10,334
Weighted average shares outstanding – Diluted	24,646	16,455	12,076	11,465	10,334

	AS OF
	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006	JULY 30, 2005	JULY 31, 2004(1)
BALANCE SHEET DATA:
Working capital	$31,204	$24,978	$6,935	$10,122	$7,764
Total assets	66,353	66,339	49,153	40,776	49,261
Long-term debt and subordinated note	4,504	5,393	5,133	6,454	7,038
Shareholders’ equity	36,163	30,196	12,814	9,228	7,775

(1) Net loss for the year ended July 31, 2004 includes a $9,794 income tax provision related to the establishment of a deferred tax valuation allowance. In addition, the net loss reflects the accrual of a $3,199 charge related to the DOD investigation of our RFI subsidiary and $454 related to a motion filed in February 2004 related to the warrants to purchase common stock that were issued in fiscal year 2002. For more information about these legal charges, see Part I, Item 3 “Legal Proceedings” of this Annual Report.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to other information in this Annual Report, this  Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and the current economic environment. We caution that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company's filings with the SEC including the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

At a special meeting of shareholders of the Company held on November 17, 2006, the Company’s shareholders approved an Amendment of the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock, par value $0.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares in order to have a  sufficient  number of shares of  common  stock to  provide a reserve  of shares  available for issuance to meet  business  needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.   Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for there shares over then current market prices.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Within these policies, we have identified the accounting for revenue recognition, deferred tax assets, the allowance for obsolete and excess inventory and goodwill as being critical accounting policies due to the significant amount of estimates involved. In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

DEFERRED INCOME TAXES

     The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”  whereby we recognize deferred income tax assets and liabilities for temporary differences between financial reporting basis and income tax reporting basis and for tax credit carry forwards.

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

     During fiscal years 2008, 2007 and 2006, the Company reported operating income on a consolidated basis.  The Company’s foreign tax reporting entity was profitable and its U.S. tax reporting entities incurred a taxable loss in each fiscal year.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets.  As of August 2, 2008, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax assets.

     The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset of $0.8 million at August 2, 2008 will be realized.

     The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation that reduces tax rates effective for the Company’s fiscal year 2009.  Fiscal 2008 income tax expense includes a charge that reduces the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from the income tax rate reduction.

     Additionally, the Company’s deferred income tax liabilities as of July 28, 2007 included the estimated tax obligation that would have been incurred upon a distribution of the foreign subsidiary’s earnings to its U.S. parent.  This tax liability was recorded as the foreign subsidiary had routinely distributed monies to its U.S. parent.  Based on current operating results, expectations of future results and available cash and credit in the U.S. the Company had determined it no longer intends to repatriate monies in the foreseeable future and has reversed this tax obligation, much of which was offset by having a lower valuation allowance.  This reversal resulted in an adjustment to available net operating loss carryforwards and the related valuation allowance and in a reduction in tax expense for fiscal 2008.

     The Company recorded a $0.1 million tax benefit resulting from the effect of the Italian tax rate change on deferred tax assets and the reversal of estimated tax obligation upon repatriation of non-U.S. earnings.

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

VALUATION OF FINISHED GOODS INVENTORIES

In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. These estimates are revised based on actual results at year end.  As of August 2, 2008, finished goods represented approximately 28.0% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used are appropriate and are consistently applied.

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

      Due primarily to continued operating results below planned levels and management’s resulting revaluation of its strategic plan for the Company’s domestic Medical Systems Group’s reporting unit, the Company completed a special assessment of that reporting unit’s goodwill realization in the third quarter of fiscal 2008.  As part of its assessment, the Company estimated the fair value of the domestic reporting unit based on internal cash flows expected to be earned by the business and an appropriate risk-adjusted discount rate.  While such estimates are subject to significant uncertainties and actual results could be materially different, the analysis resulted, pursuant to the implementation guidance of FASB No. 142, Accounting for Goodwill and Intangible Assets, in a complete impairment of the unit’s goodwill balance.  Accordingly, the Company recorded a $1.9 million impairment charge during the third quarter of fiscal 2008.

CONSOLIDATED RESULTS OF OPERATIONS

FISCAL 2008 COMPARED TO FISCAL 2007

      Consolidated net sales of $108.3 million for fiscal year 2008 increased by $4.1 million, or 4.0%, from fiscal 2007 net sales of $104.2 million, due primarily to increased sales in our Medical Systems Group.  The Medical Systems Group’s sales for fiscal 2008 of $95.1 million increased $4.1 million, or 4.5%, from the prior fiscal year. Net sales increases were primarily driven by increased international sales volume of several medical system product lines, particularly the Apollo line, offset by reduced sales of the domestic digital product line.  The Power Conversion Group’s sales for fiscal 2008 of $13.3 million were consistent with sales in the prior fiscal year.

      Consolidated backlog at August 2, 2008 was $22.7 million versus backlog at July 28, 2007 of approximately $28.4 million. The backlog in the Power Conversion Group of $5.4 million decreased $1.2 million from levels at the beginning of the fiscal year while there was a $4.5 million decrease in the fiscal year end backlog of our Medical Systems Segment from July 28, 2007 reflecting weaker booking during the twelve month period in international markets. Substantially all of the backlog should result in shipments within the next 12 to 15 months.

      Gross margins as a percent of sales were 24.7% in fiscal 2008, compared to 24.0% in fiscal 2007.  The Power Conversion Group margins were 37.9 % in fiscal 2008 as compared to 37.3% in fiscal 2007 reflecting increased margins in product mix and decreased production cost.  For the Medical Systems Group, fiscal 2008 gross margins of 22.9% were higher than gross margins of 22.1% in the prior year due primarily to increased sales in the Del Medical legacy product lines which have lower selling prices but greater gross margins.

      Research and Development expenses for fiscal 2008 were $2.5 million (2.3% of sales) compared to $2.0 million (1.9% of sales) in fiscal 2007 due primarily to higher international product development efforts in fiscal 2008.

      Selling, General and Administrative expenses (“SG&A”) for fiscal 2008 were $15.6 million (14.4% of sales) compared to $14.6 million (14.0% of sales) in fiscal 2007.  The increase is primarily due to higher stock based compensation expenses related to increased volume of stock options vesting during fiscal 2008, legal expenses related to the Moeller case discussed elsewhere in this document and increased expenses related to investigating potential business acquisitions.

      As discussed above, during the third quarter of fiscal 2008, the Company recognized a goodwill impairment loss of $1.9 million on the carrying value of the goodwill of the Medical Systems Group’s U.S. medical business.  No impairment was recorded in fiscal 2007.

      As a result of the above, we recognized fiscal 2008 operating income of $6.4 million compared to operating income of $8.4 million in fiscal 2007.  The Medical Systems Group had an operating profit of $5.0 million in fiscal 2008 and the Power Conversion Group achieved an operating profit of $2.5 million, offset by unallocated corporate costs of $1.1 million.  The Medical Systems Group had an operating profit of $7.5 million in fiscal 2007 and the Power Conversion Group achieved an operating profit of $2.4 million, offset by unallocated corporate costs of $1.5 million.

      Interest expense, net of $0.3 million for fiscal 2008, was $0.7 million lower than the prior year due to a reduction in borrowings resulting from the paydown of U.S. based debt with the proceeds of our March 2007 Right Offering, partially offset by additional borrowings in Italy to support it’s day to day operations.

      On a consolidated basis, the Company recorded fiscal 2008, pretax income of $6.2 million, comprised of foreign pretax income of $8.3 million offset by a U.S. pretax loss of $2.1 million.  During fiscal 2007, the Company recorded pretax income of $7.4 million which included foreign pretax income of $8.2 million, offset by a U.S. pretax loss of $0.8 million.  The related fiscal 2008 and 2007 income tax expense of $3.2 million and $3.6 million, respectively, was primarily due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in either fiscal 2008 or fiscal 2007 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards as explained in Critical Accounting Policies above.

Reflecting the above, we recorded net income of $3.0 million, or $0.12 per basic share and diluted share, in fiscal 2008, as compared to a net income of $3.8 million, or $0.24 per basic share and $0.23 per diluted share, in fiscal 2007.

FISCAL 2007 COMPARED TO FISCAL 2006

Consolidated net sales of $104.2 million for fiscal year 2007 increased by $21.2 million, or 25.5%, from fiscal 2006 net sales of $83.0 million, with increases at both the Power Conversion Group and Medical Systems Group.  The Medical Systems Group’s sales for fiscal 2007 of $91.0 million increased $20.7 million, or 29.5%, from the prior fiscal year, with increases primarily due to increased international sales as well as stronger than expected dental sales and increased sales of higher priced digital products.  The Power Conversion Group’s sales for fiscal 2007 of $13.2 million increased by $.5 million, or 3.6%, from the prior year’s levels, reflecting increased sales in the transformer business.

Consolidated backlog at July 28, 2007 was $28.4 million versus backlog at July 29, 2006 of approximately $22.4 million. The backlog in the Power Conversion Group of $16.6 million increased $0.3 million from levels at the beginning of the fiscal year while there was a $5.7 million increase in the fiscal year end backlog of our Medical Systems Segment from July 29, 2006 reflecting strong booking during the twelve month period in international markets. Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margins as a percent of sales were 24.0% in fiscal 2007, compared to 23.3% in fiscal 2006.  The Power Conversion Group margins were 37.3 % in fiscal 2007 as compared to 35.5% in fiscal 2006 reflecting increased margins in product mix and decreased production cost.  For the Medical Systems Group, fiscal 2007 gross margins of 22.1% were higher than gross margins of 21.1% in the prior year due primarily to the reversal of warranty reserves as the warranty period on several specific items expired.  This impact was partially offset by lower margins associated with increased sales of digital products. Generally digital product have a higher selling price, as well as a higher cost than the non- digital product offerings, resulting in lower gross margin percentage

     Research and Development expenses for fiscal 2007 were $2.0 million (1.9% of sales) compared to $1.6 million (1.9% of sales) in fiscal 2006 due primarily to higher international product development efforts in fiscal 2007.

Selling, General and Administrative expenses (“SG&A”) for fiscal 2007 were $14.6 million (14.0% of sales) compared to $13.6 million (16.4% of sales) in fiscal 2006.  The increase is primarily due to increased corporate legal and bad debt expense offset by reduced selling cost in the Power Conversion Group.

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

Interest expense of $1.0 million for fiscal 2007 was $0.3 million lower than the prior year due to a reduction in borrowings resulting from the paydown of U.S. based debt with the proceeds of our March 2007 Right Offering partially offset by additional borrowings in Italy to support it’s day to day operations.

On a consolidated basis, the Company recorded fiscal 2007 pretax income of $7.4 million, comprised of foreign pretax income of $8.2 million offset by a U.S. pre-tax loss of $0.8 million.  The related fiscal 2007 income tax expense of $3.6 million was due to foreign taxes on the profits of Villa.  During fiscal 2006, the Company recorded pretax income of $2.1 million which included foreign pretax income of $3.7 million, offset by a U.S. pretax loss of $1.6 million.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in either fiscal 2007 or fiscal 2006 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards as explained in Critical Accounting Policies above.

      Fiscal 2006 Discontinued Operations reflects the accrual of an estimated liability of $0.2 million related to a New York State Sales tax audit of the Company’s prior DHV business sold in October 2004.

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

      Working Capital -- At August 2, 2008 and July 28, 2007, our working capital was approximately $31.2 million and $25.0 million, respectively. The increase in ending working capital for fiscal 2008 as compared to fiscal 2007 related primarily to increases in accounts receivable (due to higher sales) and decreases in trade payables offset partially by a decrease in ending inventories.

      At August 2, 2008 and July 28, 2007, we had approximately $7.9 million in cash and cash equivalents.  As of August 2, 2008, we had approximately $9.0 million of excess borrowing availability under our domestic revolving credit facility prior to consideration of $2.6 million of letters of credit issued thereunder.

      In addition, as of August 2, 2008 and July 28, 2007, our Villa subsidiary had an aggregate of approximately $13.5 million and $11.0 million, respectively, of excess borrowing availability under its various short-term credit facilities. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

FISCAL 2008 COMPARED TO FISCAL 2007

      Cash Flows from Operating Activities -- For the year ended August 2, 2008, the Company generated approximately $1.7 million of cash for continuing operations, compared to $4.0 million in the prior fiscal year. The decrease is largely due to payment of accounts payable and income taxes payable in the 2008 period offset by the effect of reduced inventory levels.

      Cash Flows from Investing Activities -- We made approximately $1.2 million in facility improvements and capital equipment expenditures for the fiscal year ended August 2, 2008.   We made approximately $0.8 million in facility improvements and capital equipment expenditures for the comparable prior fiscal year period.

Cash Flows from Financing Activities – During the year ended August 2, 2008, we used $1.0 million in net cash from financing activities versus generating $4.2 million for the fiscal year ended July 28, 2007.  This decrease is due to the impact of the net proceeds of our Rights Offering completed in March of 2007 in the prior fiscal year.  The Rights Offering, discussed below, generated total proceeds to the Company, net of related expenses of $12.4 million.  Approximately $7.6 million of the proceeds were used for debt repayment and the remainder invested in short-term money market securities.  The Company also received $0.1 million in payment of the exercise price of stock options and warrants in the fiscal year ended August 2, 2008, $0.6 million less than the prior fiscal year.  The Company made a total of $1.2 million in payments of long term debt during fiscal 2008 compared to payments of $5.9 million in the previous fiscal year.

FISCAL 2007 COMPARED TO FISCAL 2006

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

Cash Flows from Financing Activities – During the year ended July 28, 2007, we generated $4.2 million in net cash from financing activities versus $2.1 million for the fiscal year ended July 29, 2006 due primarily to the net proceeds of our Rights Offering completed in March of 2007.  The Rights Offering, discussed below, generated total proceeds to the Company, net of related expenses of $12.4 million.  Approximately $7.6 million of the proceeds were used for debt repayment and the remainder invested in short-term money market securities.  In addition, the Company received $0.7 million in payment of the exercise price of stock options and warrants.  During the year ended July 29, 2006, the Company refinanced its domestic credit agreement and borrowed $2.0 million under a term loan.  In addition, the Company borrowed a net $0.8 million under revolving credit facilities and received $0.2 million in payment of the exercise price of stock options.  The Company made a total of $1.0 million in payments of long term debt during fiscal 2006.

The following table summarizes our contractual obligations, including debt and operating leases at August 2, 2008 (in thousands):

OBLIGATIONS	TOTAL (1)	WITHIN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Long-term debt obligations (1)	$3,662	$1,312	$2,229	$121	$-
Capital lease obligations	2,639	648	1,991	-	-
Interest	779	292	415	72	-
Operating lease obligations	1,062	605	457	-	-
Total contractual cash obligations	$8,142	$2,857	$5,092	$193	$-

(1)	As of August 2, 2008, we did not have any outstanding borrowings under our revolving credit facilities in the U.S. or in Italy.

     CREDIT FACILITY AND BORROWING–

     On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the "North Fork Facility") and repaid the prior facility. On June 1, 2007, the North Fork Facility was amended and restated, effective as of May 25, 2007.  As restated, the North Fork Facility provides for a $7.5 million formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility of up to $1.5 million, resulting in a total credit facility of $9.0 million.

     Loans under the three-year North Fork Facility bear interest based on either LIBOR or the "base rate" which is defined as the higher of (i) the highest prime, base or equivalent rate of interest publicly announced from time to time by North Fork Bank, Citibank, N.A. or Bank of America or any successor to either of the foregoing banks (which may not be the lowest rate of interest charged by such bank) and (ii) the published annualized rate for ninety-day dealer commercial paper that appears in the "Money Rates" section of THE WALL STREET JOURNAL. Loans bear interest at the rate of either 0.50% plus the base rate or LIBOR plus 2.5%. The LIBOR rate option can cover up to 80% of the outstanding loans. Interest is payable monthly in arrears on the first business day of each month.

     Other changes to the terms and conditions of the original loan agreement include the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.  As of August 2, 2008 and July 28, 2007, no amounts were outstanding and the Company had approximately $6.4 million of availability under the North Fork Facility, as North Fork has reserved $2.6 million against possible litigation settlements in the form of letters of credit.

     The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S..

     As  of  the  end  of  the  fourth  quarter  of  fiscal  2006,  the  Company  was non-compliant with the following covenants:  the Adjusted U.S. Earnings,  Adjusted Earnings,  Senior U.S. Debt Ratio and Fixed Charge  Coverage Ratio covenants under the North Fork Facility,  due to the lower than anticipated  performance  during fiscal 2006. On October 25, 2006, the Company and North Fork signed an amendment to the facility  that waived the  non-compliance  with these  covenants  for the fourth  quarter of fiscal 2006 and adjusted the  covenant  levels going  forward through the maturity of the credit facility. In addition, the amendment reversed $0.3 million of a sinking fund reserved for the March 2007 maturity of the  subordinated shareholder  notes and eliminated  additional  sinking fund reserves  provisions related to the subordinated notes.

     As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility.  On December 6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.  As of August 2, 2008 and July 28, 2007, the Company was in compliance with all covenants under the North Fork Facility.

     The Company received a dividend from its Villa subsidiary in October 2006 of approximately $1.6 million which was used to pay down amounts outstanding under the North Fork Facility, in accordance with provisions of the facility.

     Our Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at August 2, 2008 is $0.  Interest rates on these facilities are variable and currently range from 3.7% – 13.75%.

     In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  In April, 2008, the Company declined the option for additional financing and demonstrated successful completion of the project triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the fourth fiscal quarter of 2008 to Euribor plus 1.04 points, currently at 5.998%.  The note is repayable over a 7 year term, with reimbursement starting in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

     In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 5.897%.  The loan is repayable in 4 years.

     Villa was party to a 1.6 million Euro loan which was extinguished in March 2007.  Two final installments for a total of 0.3 million Euro were repaid in fiscal year 2007.

 Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010. At the end of fiscal year 2008, total principal due is 0.6 million Euro.  Villa manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase ..  Villa is in compliance with all related financial covenants under these short and long-term financings.

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

     EQUITY MATTERS

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

     LITIGATION MATTERS

     The Company had an employment agreement with Samuel Park, a previous CEO, for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company.  On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

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

     In fiscal 2007, the Company recorded an accrual of $0.1 million relating to potential liability in the settlement of these claims.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action. A trial was held in April 2008 and on April 17, 2008, the jury returned a verdict in favor of Mr. Moeller for $1.8 million for lost earnings, back pay, front pay and benefits on the retaliatory discharge claim, and $0.2 million for emotional distress/reputation damages and $0.2 million in punitive damages on the defamation claim.  On May 19, 2008, counsel for the defendants filed their motion for judgment in their favor notwithstanding the jury verdict, or, alternatively, for a new trial, on those claims on which the jury found the respective defendants liable.  By order dated August 15, 2008, the Court denied that motion.

     On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict. On September 12, 2008, the Company and the other defendants filed an amended notice of appeal. The Company intends to pursue the appeal vigorously, seeking thereby reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller can collect the amount of the judgment entered by the trial court in the event the appellate court affirms that judgment.

     On April 28, 2008, Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007.  Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of September 16, 2008, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against Apergis.

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

     On May 24, 2007, RFI was served with a subpoena to testify before a grand jury of the United States District Court, Eastern District New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government as well as to its commercial customers.

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

           In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the equity owned by Del Global.  SFAS 160 also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, (2) changes in ownership interest be accounted for similarly, as equity transactions and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for the Company on August 2, 2009. The Company is currently evaluating the requirements of SFAS 160 but does not expect it to have a material impact.

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

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Portions of this statement are effective for the Company for fiscal years beginning after November 15, 2007, while others have been deferred until fiscal 2009.  The Company has not evaluated the impact that the adoption of SFAS No. 157 will have on its financial statements at this time but does not expect it to have a material impact.

In February 2007, the FASB released SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company has not evaluated the impact that the adoption of SFAS No. 159 will have on its financial statements at this time but does not expect it to have a material impact.

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

INTEREST RATE RISK

Our U.S. revolving credit and Italian subsidiary’s long-term debt incur interest charges that fluctuate with changes in market interest rates. See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Based on the balances as of August 2, 2008, an increase of 1/2 of 1% in interest rates would increase interest expense by approximately $32,000 annually. There is no assurance that interest rates will increase or decrease over the next fiscal year. Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

FOREIGN CURRENCY RISK

The financial statements of Villa are denominated in Euros. Based on our historical results and expected future results, Villa accounts for approximately 57% to 62% of our total revenues, based in part on the rate at which Villa’s Euro denominated financial statements have been or will be converted into U.S. dollars. In addition, over the last three years, Villa has contributed positive operating income, as compared to U.S. consolidated operating losses. Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings. A 5% decline in the value of the Euro in fiscal 2008, for example, would have reduced sales by approximately $3.4 million, and would have decreased our consolidated income from continuing operations by approximately $0.4 million (due to the reduction in the U.S. dollar value of Villa’s operating income.)

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A(T)	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including James A. Risher, Chief Executive Officer, and Mark A. Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures", as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate “internal control over financial  reporting”, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 2, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of August 2, 2008 based on the criteria in Internal Control—Integrated Framework issued by the COSO.

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading its current systems or implementing new systems. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls, during the Company's fourth quarter ended August 2, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B	OTHER INFORMATION

Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of each director and executive officers of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each, are set forth below:

Name	Age	All Offices with the Company	Director Since
Gerald M. Czarnecki	68	Director	2003

James R. Henderson	50	Chairman of the Board and Director	2003

General Merrill A. McPeak	72	Director	2005

James A. Risher	66	Director, President and Chief Executive Officer	2005

			Officer Since
Mark A. Zorko	56	Chief Financial Officer	2006

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

James R.  Henderson has been a member of the Company’s Board of Directors since November 20, 2003. Mr. Henderson is a Managing Director and operating partner of Steel Partners LLC (“Partners LLC”), a global investment management firm, which is the Investment Manager to Steel Partners II, L.P. (“Steel Partners”).  He has been associated with Partners LLC and its affiliates since August 1999.  Mr. Henderson has been the Executive Vice President of SP Acquisition Holdings, Inc., a company formed for the purpose of acquiring one or more businesses or assets, since February 2007.  He has been a director of Point Blank Solutions, Inc., a designer and manufacturer of protective body armor, since August 2008. Mr. Henderson has been a director of GenCorp Inc., a major technology-based manufacturing company in the fields of aerospace and defense, since March 2008 and Chairman of the Board since May 2008.  He has been a director of BNS Holding, Inc., a holding company that owns the majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, since June 2004.  Mr. Henderson has been a director of SL Industries, Inc., a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, since January 2002.  He was a director and Chief Executive Officer of WebFinancial Corporation, which through its operating subsidiaries, operates niche banking markets, from June 2005 to April 2008, President and Chief Operating Officer of WebFinancial from November 2003 to April 2008, and was the Vice President of Operations from September 2000 through December 2003.  He was also the Chief Executive Officer of WebBank, a wholly-owned subsidiary of WebFinancial, from November 2004 to May 2005.  He was a director of ECC  International  Corp. (“ECC”),  a  manufacturer  and marketer of computer  controlled  simulators  for  training  personnel  to perform  maintenance and operation  procedures on military  weapons, from December 1999 to September 2003 and was acting Chief Executive Officer from July 2002 to March 2003.  Mr. Henderson has been the President of Gateway Industries, Inc., a provider of database development and web site design and development services, since December 2001.  From January 2001 to August 2001, he was President of MDM Technologies, Inc., a direct mail and marketing company.

General Merrill A. McPeak has been a member of the Company’s Board of Directors since April 27, 2005.  General McPeak is the President of McPeak and Associates, a management-consulting firm he founded in 1995. General McPeak was Chief of Staff of the Air Force from November 1990 to October 1994, when he retired from active military service. General McPeak was for several years Chairman of ECC.  He has served as a director of several other public companies, including Tektronix, Inc. and TWA. Currently, General McPeak is Chairman of the Board of Ethicspoint, Inc., a company providing confidential corporate governance compliance and whistleblower reporting services. He is a director of Sensis Corp., a privately held manufacturer of military radars and civilian air traffic control systems. He is an investor in and director of several public and private companies in the early development stage, including: GigaBeam Corporation, a supplier of high performance, high availability fiber-speed wireless communications; MathStar, Inc., a designer and marketer of specialized semiconductor integrated circuits; and Quintessence Photonics, a subsidiary of QPC Lasers, Inc., a designer and manufacturer of high performance semiconductor laser diodes.   General McPeak received a Bachelor of Arts degree in economics from San Diego State College and a Master of Science degree in international relations from George Washington University. He is a member of the Council on Foreign Relations, New York City.

James A.  Risher has been a member of the Company’s Board of Directors since April 27, 2005.  On July 22, 2006, Mr. Risher became the Interim President and CEO of Del Global.  On August 31, 2006 Mr. Risher became the President and CEO of the Company.  Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998.  From February 2001 to May 2002, Mr. Risher served as Chairman and Chief Executive Officer of BlueStar Battery Systems International, Inc., a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets.  From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry.  He also served as Chairman of Exide from December 1997 to July 1998.  Mr. Risher has also been a director of SL Industries, Inc. since May 2003 and a director of New Century Equity Holdings Corp., a holding company seeking to acquire a new business, since October 2004.

ADDITIONAL EXECUTIVE OFFICER OF THE COMPANY WHO IS NOT A DIRECTOR.

Mark A. Zorko, 56, has served as our Chief Financial Officer from August 30, 2006.  He continues as a CFO Partner at Tatum, LLC, a professional services firm where he has held financial leadership positions with public and private client companies.  From 1996 to 1999, Mr. Zorko was Chief Financial Officer and Chief Information Officer for Network Services Co., a privately held distribution company.  His prior experience includes Vice President, Chief Financial Officer and Secretary of Comptronix Corporation, a publicly held electronic system manufacturing company, corporate controller for Zenith Data Systems Corporation, a computer manufacturing and retail electronics company, and finance manager positions with Honeywell, Inc.  Mr. Zorko was a senior staff consultant with Arthur Andersen & Co.  Mr. Zorko served in the Marine Corps. from 1970 to 1973.  He has served as a director of Guardian Technologies International, Inc.  Mr. Zorko is on the audit committee for Opportunity Int’l, a microenterprise development organization, and on the Board of Directors for St. Alexius Medical Center.  Mr. Zorko earned a BS degree in Accounting from The Ohio State University, an MBA from the University of Minnesota, and completed the FEI's Chief Financial Officer program at Harvard University.  He is a certified public accountant and a member of the National Association of Corporate Directors.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS; IDENTIFICATION OF AUDIT COMMITTEE FINANCIAL EXPERT.

The Board of Directors has a standing Audit Committee, the members of which are Gerald M.  Czarnecki (chairman) and General Merrill McPeak.  The Board of Directors has determined that Mr. Czarnecki is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K.  Although the Company is currently not listed on any exchange, both Mr. Czarnecki and Gen. McPeak are considered to be an "independent director" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

CODE OF BUSINESS CONDUCT AND ETHICS.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer and Principal Accounting Officer.  The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, http://www.delglobal.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “Commission”).  Such officers, directors and 10% stockholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended August 2, 2008 there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders.  The Company knows of no failures to file a required Section 16(a) form during the fiscal year ended August 2, 2008.

ITEM 11	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the elements of compensation paid to each of the named executive officers who served in the fiscal year ended August 2, 2008. The discussion focuses primarily on the information contained in the following tables and related footnotes but may also describe compensation actions taken before or after the last completed fiscal year to the extent that such discussion enhances understanding of our compensation philosophy or policies. The Compensation Committee of the Board, which we refer to in this discussion as the “Committee”, oversees the design and administration of our executive compensation program.

THE ROLE OF THE COMPENSATION COMMITTEE

The Committee is responsible for ensuring that the Company’s executive compensation policies and programs are competitive within the markets in which the Company competes for talent and reflect the long-term investment interests of our shareholders. The Committee reviews and approves the executive compensation and benefits programs for all the Company’s executive officers annually, usually in first quarter of each fiscal year.  Any options that are granted as a result of the Committee’s executive compensation review and approval process are only granted upon full Board approval of the option grant.  The strike price of such options is set at the closing price of the Company’s stock on the day the options were granted.

With respect to the CEO, the Committee reviews and approves corporate goals and objectives, evaluates the CEO’s performance against these objectives, and makes recommendations to the Board regarding the CEO’s compensation level based on that evaluation.

The CEO participates, together with the Committee, in the executive compensation process by:
•	approving perquisites valued at less than $10,000 per year (all perquisites valued at greater than this amount are still approved by the Compensation Committee);
•	participating in informal discussions with the Compensation Committee regarding satisfaction of performance criteria by executive officers, other than the CEO;
•	providing the Board with recommendations as to who should participate in the Del Global Incentive Stock Plan and the size of option grants to such participants; and
•	assigning annual budget goals and other objectives that determine bonus awards for the CFO.

COMPENSATION PHILOSOPHY AND OBJECTIVES

The Committee is responsible for ensuring that the Company’s executive compensation policies and programs are competitive within the markets in which the Company competes for talent and reflect the long-term investment interests of our shareholders. The goal of the executive compensation program is to (a) attract, retain and reward executive officers who contribute to the Company’s success and (b) align executive compensation with the achievement of the Company’s business objectives and the creation of longer-term value for shareholders. The Committee also strives to balance short and long-term incentive objectives by establishing goals, performance criteria, evaluating performance and determining actual incentive awards that are both effective and efficient. While the Committee believes that stock ownership by executive officers is an effective way of aligning the common interests of management and shareholders to enhance shareholder value, the Company has not established equity ownership guidelines for its executive officers.

RELATIONSHIP OF COMPANY PERFORMANCE TO EXECUTIVE COMPENSATION

When determining executive compensation, the Committee also takes into account the executives’ performance in special projects undertaken during the past fiscal year, contribution to improvements in our financial situation, development of new products, marketing strategies, manufacturing efficiencies and other factors. During the 2008 fiscal year, the Committee focused particularly on progress with respect to improvement in the Company's revenue growth, operating earnings and the development of a long-term strategic plan for the Company that provides a platform for growth and a return to shareholders.

Satisfaction of certain performance criteria (including initiative, contribution to overall corporate performance and managerial ability) is evaluated after informal discussions with other members of the Board and, for all of the executives other than the CEO, after discussions with the CEO. No specific weight or relative importance was assigned to the various qualitative factors and compensation information considered by the Committee. Accordingly, the Company's compensation policies and practices may be deemed subjective, within an overall published framework based on both the financial and non-financial factors.

ELEMENTS OF COMPENSATION

The Company’s compensation program is comprised primarily of four elements: base salary, annual cash bonuses, long-term equity incentives and perquisites. Together, these four elements are structured by the Committee to provide our named executive officers with cumulative total compensation consistent with our executive compensation philosophy described above. Each of these elements plays an important role in balancing executive rewards over short- and long-term periods, based on our program objectives.

1.  BASE SALARY

Our base salary levels reflect a combination of factors, including competitive pay levels relative to our peers, the executive’s experience and tenure, our overall annual budget for merit increases and pre-tax profit, the executive’s individual performance, and changes in responsibility.  Base salaries are reviewed annually by the Committee at the beginning of the year, but are not automatically increase annually. We do not target base salary at any particular percent of total compensation. The base salary for our CEO and CFO is set forth in their employment agreements, which are described in more detail below.

2.  ANNUAL CASH BONUSES

The purpose of the annual cash bonus is to provide a competitive annual cash incentive opportunity that rewards both the Company’s performance toward corporate goals and objectives and also individual achievements.  The annual bonus is a short-term annual incentive paid in cash pursuant to arrangements that cover all executive officers, including the CEO, and provide that a bonus will be paid upon achieving the Company’s annual budget goals.  For fiscal year 2008, the Committee determined that bonuses would be paid out upon the achievement of improvement of revenue and operating income as compared to fiscal year 2008 business plan with targets set for the CEO and CFO of 70% and 45% of their annual base salary respectively.  Incentive targets for fiscal year 2008 were not achieved and as a result, the CEO and CFO did not receive an annual bonus.

3.  LONG TERM EQUITY INCENTIVES

A.  DEL GLOBAL STOCK OPTION PLAN

The purpose of the Del Global Amended and Restated Stock Option Plan (the “DGTC Plan”), is to provide for the granting of incentive stock options and non-qualified stock options to the Company’s executive officers, directors, employees and consultants.  The Committee administers the DGTC Plan.  Among other things, the Committee: (i) determines participants to whom options may be granted and the number of shares to be granted pursuant to each option, based upon the recommendation of our chief executive officer;  (ii) determines the terms and conditions of any option under the DGTC Plan, including whether options will be incentive stock options, within the meaning of Section 422 of the Internal  Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options; (iii) may vary the vesting schedule of options; and (iv) may suspend, terminate or modify the DGTC Plan.  Any Committee recommendations of awards, options or compensation levels for senior executive officers are approved by the entire Board, excluding any management directors.

Under the DGTC Plan, incentive stock options have an exercise price equal to the fair market value of the underlying stock as of the grant date and, unless earlier terminated, are exercisable for a period of ten (10) years from the grant date.  Non-qualified stock options may have an exercise price that is less than, equal to or more than the fair market value on the grant date and, unless earlier terminated, are exercisable for a period of up to ten (10) years from their grant date.

For the fiscal year ended August 2, 2008, no options to purchase the Company’s common stock were granted under the terms of the DGTC Plan.

B.  2007 INCENTIVE STOCK PLAN

The 2007 Incentive Stock Plan (the “2007 Plan”) is designed to provide an incentive to, and to retain in the employ of the Company and any Subsidiary of the Company, within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended, directors, officers, consultants, advisors and employees with valuable training, experience and ability; to attract to the Company new directors, officers, consultants, advisors and employees whose services are considered valuable and to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries.

The 2007 Plan is administered by the Committee, which has full power and authority to designate recipients of options (as defined in the 2007 Plan) and restricted stock under the 2007 Plan and to determine the terms and conditions of the respective option and restricted stock agreements and to interpret the provisions and supervise the administration of the 2007 Plan. The  Committee also has the authority to designate which options granted under the 2007 Plan will be incentive options and which shall be nonqualified options.

For the fiscal year ended August 2, 2008, under the terms of the 2007 Plan, the Company granted (a) James A. Risher an option to purchase 50,000 shares of the Company’s common stock and (b) Mark A. Zorko an option to purchase 20,000 shares of the Company’s common stock.

4.  PERQUISITES

The Company’s compensation program also includes other benefits and perquisites. These benefits include annual matching contributions to certain executive officers’ 401(k) plan accounts, car allowances, living allowances and tax gross-ups to cover taxes on certain benefits.  We are selective in our use of perquisites, attempting to utilize perquisites that are within range of modest to competitive within our industry. The Committee has delegated authority to the CEO to approve such perquisites for other executive officers, but the Committee must separately approve any perquisites that exceed $10,000 per year.

IMPACT OF TAX AND ACCOUNTING

As a general matter, the Committee always considers the various tax and accounting implications of compensation elements employed by the Company and attempts to structure such compensation in a tax efficient manner. When determining amounts of long-term incentive grants to executives and employees, the Committee examines the accounting cost associated with the grants.

Current compensation levels for our named executive officers are significantly lower than $1 million at which tax deductions are limited under Internal Revenue Code Section 162(m).  In the event that future annual total compensation for any named executive officer exceeds the $1 million threshold, the Committee intends to balance tax deductibility of executive compensation with its responsibility to retain and motivate executives with competitive compensation programs. As a result, the Committee may take such actions as it deems in the best interests of shareholders, including: (i) provide non-deductible compensation above the $1 million threshold; (ii) require deferral of a portion of the bonus or other compensation to a time when payment may be deductible by the Company; and/or (iii) modify existing programs to qualify bonuses and other performance-based compensation to be exempt from the deduction limit.

FISCAL YEAR 2008 COMPENSATION DESICION

For fiscal year 2008, the Committee conducted an evaluation of the performance of the CEO and the CFO against per-established goals.  Based upon these evaluations, decisions were made regarding salary increases and annual bonuses.  The CEO received a salary increase of $20,000 for fiscal year 2008.  Incentive targets for fiscal year 2008 were not achieved and as a result, the CEO and CFO did not receive an annual bonus.

In keeping with our philosophy of aligning management and the stockholder interests and consideration of the future contributions expected of the executive officers, the Committee granted long-term equity incentives to the CEO and CFO.  See the “Grants of  Plan-Based Awards Table” for equity granted to the Named Executive Officers in fiscal year 2008.

SUMMARY COMPENSATION TABLE

           The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for the fiscal years ended August 2, 2008 and July 28, 2007: (i) individuals who served as, or acted in the capacity of, the Company's principal executive officer for the fiscal years ended August 2, 2008 and July 28, 2007; (ii) individuals who served as, or acted in the capacity of, the Company's principal financial officer for the fiscal years ended August 2, 2008 and July 28, 2007; (iii) the Company's most highly compensated executive officers, other than the chief executive and chief financial officer, who were serving as executive officers at the end of the fiscal years ended August 2, 2008 and July 28, 2007 (of which there were none) and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal years ended August 2, 2008 and July 28, 2007 (of which there was one). We refer to these individuals collectively as our “named executive officers.”

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards	Option Awards(5)	All Other Compensation(2)		Total
James A. Risher, Chief Executive Officer	2008	$319,743	$-	$-	$75,092	$125,944		$520,779
	2007	$274,615	$224,324	$-	$51,171	$167,686		$717,796

Mark A. Zorko, Chief Financial Officer	2008	$246,571	$-	$-	$37,356	$8,575		$292,502
	2007	$214,300	$131,291	$-	$23,526	$6,844		$375,961

Mark A. Koch(3) Treasurer and Principal Accounting Officer	2007	$52,990	$-	$-	$-	$120,577	(4)	$173,567

(1)	The figures reported in the salary and bonus columns represent amounts earned and accrued for each year.

(2)	The amounts in this column include the following executive perquisites and other compensation for fiscal years 2008 and 2007:

Name	Benefit	2008		2007
James A. Risher	Living allowance	$72,720		$67,357
	Tax Gross-Ups	53,224		41,162
	Other	-		59,167	(2)(e))
		$125,944		$167,686

Mark A. Zorko	Car Allowance	$6,900		$5,750
	401 (k) Match	1,675	(2)(c))	1,094	(2)(c))
		$8,575		$6,844

Mark A. Koch	Other	$-		$120,577	(4)

Notes:

2(c)	Company-matching contribution of 50% of the first 4% of salary. Accelerated vesting schedule (100% vested in Company contributions after three (3) years of employment).

2(e)
During fiscal year 2007, but prior to Mr. Risher’s appointment as CEO, Mr. Risher received $4,167 as compensation for his service to the Company as a Director and $55,000 for his service to the Company as a consultant.

(3)	Mr. Koch served as the Company’s Treasurer and Principal Accounting Officer until October 30, 2006.

(4)	Mr. Koch received separation payments totaling $120,577 in fiscal year 2007.

(5)
Refer to Footnote 10 Shareholder Equity in Item 8 “Stock Option Plan And Warrants” for details of stock option plan terms, SFAS 123R valuation techniques and assumptions and the fair value of stock options granted.

Grants Of Plan-Based Awards :

(a)	(b)	(i)	(j)	(k)	(l)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
James A. Risher, Chief Executive Officer	8/31/2006	-	120,000(1)	1.50	118,800
	9/17/2007	-	50,000(2)	2.70	95,397

Mark A. Zorko, Chief Financial Officer	8/31/2006	-	60,000(1)	1.50	59,400
	11/17/2006	-	20,000(1)	2.00	26,200
	9/17/2007	-	20,000(2)	2.70	38,159

(1)	Granted pursuant to the Company's DGTC Plan.

These stock options vest and become exercisable as to one-half of such shares on the first anniversary of the date of the grant and as to an additional 25% of such shares on the second and third anniversaries of the date of the grant, respectively.

(2)	Granted pursuant to the Company's 2007 Plan.

These stock options vest and become exercisable as to 25% of such shares on the date of the option grant and 25% on each of the first, second and third anniversaries of the date of the grant.

EMPLOYMENT AGREEMENTS

A.       James A. Risher Employment Agreements

The Company and Mr. Risher entered into a Letter Agreement, dated August 31, 2006 (the “Risher Employment Agreement”), providing for Mr. Risher’s employment with the Company as its CEO and President. Pursuant to the Risher Employment Agreement, Mr. Risher was entitled to an annual salary of $300,000 and received an option grant to purchase 120,000 shares of the Company's common stock pursuant to and in accordance with the Company's DGTC Plan. Such stock options vest and become exercisable as to one-half of such shares on the first anniversary of the date of the grant and as to an additional 25% of such shares on the second and third anniversaries of the date of the grant, respectively.  Under the terms of the Risher Employment Agreement, Mr. Risher also received a living allowance of $6,200 per month.   In addition, Mr. Risher was eligible to receive an annual bonus with a target of 60% of his annual base salary based upon achieving the Company's annual budget and attaining specific objectives assigned by the Board.  As a result of achieving these specific objectives in fiscal year 2007, Mr. Risher received a bonus of $224,324.

The Risher Employment Agreement was superseded by Letter Agreement between the Company and Mr. Risher, dated September 19, 2007 (the “2007 Risher Agreement”), setting forth the terms of Mr. Risher’s employment by the Company as its CEO and President.  For fiscal year 2008, Mr. Risher received an annual base salary of $320,000 as well as a living allowance of $6,200 per month, which amount shall be “grossed up” for tax purposes.  In addition, Mr. Risher was eligible to receive an annual bonus with a target of 70% of his annual base salary, based on achieving the Company’s annual budget and attaining specific objectives assigned by the Board.  The annual bonus could have been anywhere from 0% to 150% of the target.   As a result of the Company not achieving these specific objectives in fiscal year 2008, Mr. Risher did not receive a bonus for the 2008 fiscal year.

The 2007 Risher Agreement has been superseded by Letter Agreement between the Company and Mr. Risher, dated September 16, 2008 (the “2008 Risher Agreement”) setting forth the terms of Mr. Risher’s continued employment by the Company as its CEO and President, effective as of September 1, 2008.  The 2008 Risher Agreement will terminate on August 31, 2009.  The 2008 Risher Agreement provides for the same compensation as the 2007 Risher Agreement, including an annual base salary of $320,000 as well as a living allowance of $6,200 per month, which amount will be “grossed up” for tax purposes.  In addition, Mr. Risher will be eligible to receive an annual bonus with a target of 70% of his annual base salary, based on achieving the Company’s annual budget and attaining specific objectives assigned by the Board.  The annual bonus can be anywhere from 0% to 150% of the target.  In addition to these terms, the 2008 Risher Agreement provides that in the event Mr. Risher terminates his employment with the Company for “Good Reason” or if the Company terminates his employment without “Cause” (and not, in each case, by reason of Mr. Risher’s death or disability), Mr. Risher will be entitled to certain payments and benefits more fully described below in the section  entitled “Potential Payments Upon Termination Or A Change In Control.”

B.       Mark A. Zorko Employment Agreement

The Company and Mr. Zorko entered into a Letter Agreement, dated August 30, 2006 (the “Zorko Employment Agreement), which remains in effect as of the date hereof, and provides for Mr. Zorko’s employment with the Company as its Chief Financial Officer.  Pursuant to the Zorko Employment Agreement, Mr. Zorko is entitled to an annual salary of $245,000 and received an option grant to purchase 60,000 shares of the Company's common stock pursuant to and in accordance with the Company's DGTC Plan.  Mr. Zorko is also entitled to receive an automobile allowance of $575 per month.  In addition, Mr. Zorko was eligible to receive an annual bonus with a target of 45% of his annual base salary based upon achieving the Company's annual budget and attaining specific objectives assigned by the CEO of the Company.  As a result of the Company not achieving these specific objectives in fiscal year 2008, Mr. Zorko did not receive a bonus for the fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END:

Option Awards						Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James A. Risher, Chief Executive Officer	12,500 (3) 25,000 (2)	37,500 (3) - (2)	-	2.70 2.70	9/17/17 4/26/15
	7,500 (2)	2,500 (2)	-	2.26	6/16/16	-	-	-	-
	60,000 (2)	60,000 (2)	-	1.50	8/31/16

Mark A. Zorko, Chief Financial Officer	5,000 (3)	15,000 (3)		2.70	9/17/17
	30,000 (2)	30,000 (2)	-	1.50	8/31/16	-	-	-	-
	10,000 (2)	10,000 (2)	-	2.00	11/17/16

Mark A Koch, former Treasurer and Principal Accounting Officer	10,000 (2)	-	-	-	-	-	-	-	-

(1)	The exercise price per share of each option was equal to the closing price of the shares of Common Stock on the date of grant.

(2)	Granted pursuant to the Company's DGTC Plan.

(3)	Granted pursuant to the Company's 2007 Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

Separation Agreements with Current and Certain Former Named Executive Officers.

James A. Risher

Pursuant to the 2008 Risher Agreement, in the event Mr. Risher terminates his employment with the Company for “Good Reason” or if the Company terminates his employment without “Cause” (and not, in each case, by reason of Mr. Risher’s death or disability), Mr. Risher will be entitled to continue receiving his full salary, including the living allowance, subject to applicable withholding tax requirements, until August 31, 2009.  The full value of these payments for the term of the 2008 Risher Agreement is $394,400.  Pursuant to the Employment Agreement, Mr. Risher is not entitled to receive any other severance or compensation from the Company in the event his employment with the Company is terminated.

For the purposes of the 2008 Risher Agreement:

“Good Reason” means: (a) a material diminution in Mr. Risher’s duties as customarily performed by Mr. Risher for the Company, including but not limited to the assignment to Mr. Risher of duties inconsistent with the CEO position, duties or responsibilities as in effect after the date of execution of this Agreement and (b) the Company requires Mr. Risher to relocate 50 miles or more from his present place of work, provided, in each case, that Mr. Risher has given prompt notice to the Company of the existence of the condition (but in no event later than 90 days after its initial existence) and Mr. Risher has provided the Company with a minimum of 30 days following such notice to remedy such condition.

“Cause” means: (i) a material breach, by Mr. Risher, of any written agreement with the Company or its affiliates (after notice and, if capable of being cured, reasonable opportunity of not less than thirty (30) days to cure), (ii) a breach of Mr. Risher’s fiduciary duty to the Company (after notice and, if capable of being cured, reasonable opportunity of not less than thirty (30) days to cure) or any misappropriation, embezzlement or fraud with respect to the Company of affiliate of the Company, or any of their security holders, customers or suppliers, (iii) the commission by Mr. Risher of a felony, a crime involving dishonesty or moral turpitude or other engaging in material misconduct that has caused or is reasonably expected to cause injury to a the Company or an affiliate thereof, or their interests including, but not limited to, harm to the standing and reputation of, or which otherwise brings public disgrace or disrepute to the Company or any of its affiliates, (iv) Mr. Risher’s continued failure or refusal to perform any material duty to the Company or any of its affiliates, which is normally attached to his position (after notice and reasonable opportunity of not less than thirty (30) days to cure), (v) Mr. Risher’s gross negligence or willful misconduct in performing those duties which are normally attached to his position (after notice and reasonable opportunity of not less than thirty (30) to cure if capable of being cured), (vi) any breach of this Agreement, or (vii) a material breach by Mr. Risher of any written code of conduct or other material written policy of the Company or any of its affiliates.

Mark A. Zorko

Pursuant to the Zorko Employment Agreement, Mr. Zorko is entitled to a severance payment in the event his employment is terminated by the Company without cause.  The severance payment is equal to one-year base salary (currently $245,000).  The Company will make no such payment if employment is terminated for cause.

Mark A. Koch

Mr. Koch served as the Company’s Treasurer and Principal Accounting Officer until October 30, 2006.

The Company entered into a Separation Agreement and General Release dated as of September 7, 2006, (the "Koch Separation Agreement") with Mark A. Koch, the Company’s former Principal Accounting Officer.  The Koch Separation Agreement was filed as Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on September 7, 2006.  The Koch Separation Agreement provided that Mr. Koch's last day of employment with the Company will be the first business day following the filing by the Company with the SEC of its Annual Report on Form 10-K for the fiscal year ending July 29, 2006, but in no event later than November 30, 2006, unless mutually agreed in writing by the parties (the "Termination Date").  The Separation Agreement also provided for a payment of one (1) year's base salary payable pro-rata over 12 months by the Company to Mr. Koch commencing with the first pay-day following the Termination Date; provided, however, that in the event the Company sells any of its assets or the assets of any of its U.S.  Subsidiaries for cash and such sale results in net cash proceeds to the Company of at least $5.0 million, then the Company shall pay to Mr. Koch any balance outstanding of the severance payment within ten (10) days after receipt by the Company of such net cash proceeds from such asset sale.  Mr. Koch agreed to release and discharges the Company, as more fully described in the Koch Separation Agreement.  Pursuant to the Koch Separation Agreement, Mr. Koch’s last day of employment with the Company was October 30, 2006. The total amount to be paid to Mr. Koch in connection with the termination of his employment is $165,000, $120,577 of which was paid in fiscal 2007 and the remainder was paid in the first quarter of fiscal 2008.

The Koch Separation Agreement supersedes a certain former Severance Benefits Agreement, dated May 23, 2005, between the Company and Mr. Koch, except that the terms and conditions of Article IV of the former Severance Benefits Agreement which concern obligations with respect to Company confidential information and trade secrets, survive and remain in full force and effect.

DIRECTOR COMPENSATION

The Company seeks highly qualified individuals to serve as outside directors and compensates them with a combination of cash fees and stock option grants.  The Company also reimburses Directors for, or pays, travel costs associated with meeting attendance. There is no retirement plan for outside directors, and no program of perquisites. The Committee periodically assesses whether its compensation structure is competitive in terms of attracting and retaining the type and quality of outside directors needed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee consists of Merrill A. McPeak as Chairman, Gerald M. Czarnecki and James R. Henderson. None of these individuals were at any time during the fiscal year ended August 2, 2008 or at any other time one of our officers or employees.   Other than Mr. Risher, the Company’s CEO, none of our executive officers serve as a member of the Board or the Committee of any other entity which has one or more executive officers serving as a member of our Board or Committee.

DIRECTOR COMPENSATION:

(a)	(b)		(d)	(g)	(h)
Name	Fees Earned or Paid in Cash(1) ($)		Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Gerald M. Czarnecki (4)	28,500		15,949	-	53,875

James R. Henderson (Chairman) (4)	33,000	(3)	37,476	-	63,450

General Merrill A. McPeak (4)	28,000		22,731	-	51,345

James A. Risher(5)	-	(5)	- (5)	- (5)	- (5)

 (1)           Fees consist of:

•	Each non-employee director receives an annual retainer of $20,000;
•
Each non-employee director receives an additional fee of $1,000 per each full length Board meeting attended (with lesser compensation for telephonic meetings, at the discretion of the chair of the Board or committee, as applicable);

•	Each non-employee member of each standing committee receives a fee of $500 per each full-length committee meeting attended; and $250 for shorter duration committee meetings attended; and
•
Chairs of the Board and the various standing committees, excepting the Audit Committee, receives double meeting fees.  In lieu of the foregoing, the Chair of the Audit Committee receives an additional $1,000 per Audit Committee meeting.

(2)           During fiscal 2008, Mr. Czarnecki received a grant to purchase 12,500 shares of the Company’s common stock at an exercise price of $2.60 per share and an aggregate fair value of $21,861; Mr. Henderson received grants to purchase 15,000 shares of the Company’s common stock at an exercise price of $2.60 per share and aggregate fair values of $26,233 and General McPeak received a grant to purchase 11,500 shares of the Company’s common stock at an exercise price of $2.60 per share and an aggregate fair value of $20,112.  Upon election to the Board, each non-employee member of the Board receives a one-time grant of 25,000 options to purchase the Company’s Common Stock, with an exercise price equal to the fair market value on the date of grant. Effective as of June 13, 2006,  Directors also received annual grants of 10,000 options commencing  after  their  first  year of service as a director.  The Chairman of the Audit Committee receives an additional annual grant of 2,500 options.  The Chairman of the Committee receives an additional annual grant of 1,500 options.  The Chairman of the Governance and Nominating Committee receives an additional annual grant of 1,000 options (as long as such person is not the Chair of any other committee of the Board). The Chairman of the Board receives an additional annual grant of 5,000 options.  The annual grants of stock options to directors in fiscal year 2008 were made pursuant to the Company’s 2007 Plan.  Directors are also eligible to receive restricted stock awards under the terms of the Company’s 2007 Plan.  The dollar amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  Refer to Footnote 10 Shareholder Equity in Item 8 “Stock Option Plan And Warrants” for details of stock option plan vesting  terms, SFAS 123R valuation techniques and assumptions and the fair value of stock options granted.

(3)           In addition to the above meeting fees, the Chairman of the Board receives $750 per each day other than Board meeting days where he or she spends more than half of such day working at the Company facilities.  This amount is included in the amount reflected in Column (b).

(4)           At August 2, 2008, Mr. Czarnecki held an aggregate of 62,500 options to purchase the Company’s Common Stock, of which 43,750 were exercisable; Mr. Henderson held an aggregate of 121,000 options to purchase the Company’s Common Stock, of which 73,250 exercisable; Mr. McPeak held an aggregate of 59,500 options to purchase the Company’s Common Stock, of which 42,250 were exercisable.

(5)           As Mr. Risher is the Company's  CEO, he is no longer  eligible to receive any  compensation  for  his  service  as a  Director.

Restricted Stock and Option Awards

Upon election to the Board, each non-employee member of the Board receives a one-time grant of 25,000 options to purchase the Company’s Common Stock.  The exercise price for such options is equal to the fair market price per share on the date of the grant, which is approved by the Committee.  These options vest and become exercisable as to 25% of such shares on the date of the option grant, 25% on the first anniversary of the date of the grant and as to an additional 25% of such shares on the second and third anniversaries of the date of the grant, respectively, based on continued service through the applicable vesting date.   Effective as of June 13, 2006, Directors also received annual grants of 10,000 options commencing after their first year of service as a director.  The Chairman of the Audit Committee receives an additional annual grant of 2,500 options.  The Chairman of the Stock Option and Compensation Committee receives an additional annual grant of 1,500 options.  The Chairman of the Governance and Nominating Committee receives an additional annual grant of 1,000 options (as long as such person is not the Chair of any other committee of the Board). The Chairman of the Board receives an additional annual grant of 5,000 options.  Directors are also eligible to receive restricted stock and option awards under the terms of the Company’s 2007 Plan.  The annual grants of stock options to directors in fiscal year 2007 were made pursuant to the DGTC Plan and the annual grants of stock options to directors in fiscal year 2008 were made pursuant to the 2007 Plan.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management certain Executive Compensation and Compensation Discussion and Analysis provisions to be included in this Annual Report filed on Form 10K, filed pursuant the Exchange Act.  Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Executive Compensation and Compensation Discussion and Analysis provisions referred to above be included in this Annual Report.

Submitted by the Committee of the Board of Directors

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

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders:
Stock Option Plan	2,094,815	$3.45	604,500

Equity compensation plans not approved by security holders:
Warrants issued in settlement of class action lawsuit(2)
	512,500	$1.50	Not applicable

(1)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information concerning beneficial ownership of common stock of the Company outstanding at October 1, 2008 by each person or entity (including any "Group" as such term is used in Section 13(d) (3) of the Exchange Act, known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.  The percentage ownership of each beneficial owner is based upon 24,246,165 shares of common stock issued and outstanding as of October 1, 2008 plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the Commission by such persons or upon information otherwise provided by such persons to the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of Class
Warren G. Lichtenstein c/o Steel Partners II, L.P. 590 Madison Avenue 32nd Floor New York, NY 10022	5,037,943(2)	20.78%

Wellington Management Co. LLP 75 State Street Boston, MA 02109	3,191,147(3)	13.16%

Wellington Trust Company NA c/o Wellington Management Co. LLP 75 State Street Boston, MA 02109	1,761,241(4)	7.26%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,521,085(5)	6.27%

(1)	Unless otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown as beneficially owned by him or it.
(2)
According to information contained in Amendment No. 12  to Schedule 13D/A, dated December 28, 2007, and filed jointly on December 31, 2007 with the SEC by Mr. Lichtenstein, Steel Partners II, L.P., a Delaware limited partnership ("Steel Partners II"), Steel Partners II GP LLC, a Delaware limited liability company ("Steel GP LLC"), Steel Partners II Master Fund L.P., a Cayman Islands exempted limited partnership ("Steel Master") and Steel Partners LLC, a Delaware limited liability company ("Partners LLC").  Steel Partners II owns 5,037,943 shares of the Common Stock and Steel GP LLC, Steel Master, Partners LLC and Mr. Lichtenstein may be deemed to beneficially own such shares. Steel Master is the sole limited partner of Steel Partners II. Steel GP LLC is the general partner of Steel Partners II and Steel Master. Partners LLC is the investment manager of Steel Partners II and Steel Master. Mr. Lichtenstein is the manager of Partners LLC and the managing member of Steel GP LLC.   By virtue of his positions with Steel GP LLC and Partners LLC, Mr. Lichtenstein may be deemed to have the sole power to vote and dispose of the 5,037,943 shares of our Common Stock owned by Steel Partners II.

(3)
According to information contained in Amendment No. 8 to a Schedule 13G dated February 14, 2008, Wellington Management Company, LLP (“Wellington”), an investment advisor registered under the Investment Act, may be deemed the beneficial owner of 3,191,147 shares of Common Stock of the Company. Clients of Wellington are the owners of record of the shares held by Wellington. Accordingly, in its role as investment advisor, Wellington has shared power to vote as to 2,120,991 of our Common Stock and shared power to dispose of all 3,191,147 shares of our Common Stock beneficially owned by Wellington.

(4)
According to information contained in a Schedule 13G dated February 14, 2008, Wellington Trust Company NA, a bank as defined by the Investment Act, may be deemed the beneficial owner of 1,761,241 shares of Common Stock of the Company.  Clients of Wellington Trust are the owners of record of the shares held by Wellington Trust. Accordingly, in its role as investment advisor, Wellington Trust has shared power to vote and dispose 1,761,241 of our Common Stock beneficially owned by Wellington Trust.

(5)
According to information contained in Amendment No. 5 to a Schedule 13G dated January 28, 2008, Royce & Associates, LLC, ~~,~~ an investment advisor registered under the Investment Act, may be deemed the beneficial owner of 1,521,085 shares of Common Stock of the Company.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at October 1, 2008 by (i) each director; (ii) each executive officer of the Company and (iii) by all directors and executive officers of the Company as a group.  The percentage ownership of each beneficial owner is based upon 24,246,165 shares of Common Stock issued and outstanding as of October 1, 2008, plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the Commission by such persons or upon information otherwise provided by such persons to the Company

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class
Mark A Koch(4)	10,000	(2)	*
Mark A. Zorko	90,000	(2)	*
Gerald M. Czarnecki	75,543	(2)	*
James A. Risher	147,500	(2)	*
James R. Henderson(3)	85,750	(2)	*
Merrill A. McPeak	83,366	(2)	*
All Directors and Named Executive Officers as a group (6 persons)	492,159	(2)	2.00%

*	Represents less than 1% of the outstanding shares of our Common Stock

(1)	Unless otherwise noted, each director and executive officer has sole voting and investment power with respect to the shares shown as beneficially owned by him.

(2)
Includes shares of our common stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2008, in the following amounts: Mark A. Koch — 10,000, Mark A. Zorko — 70,000, Gerald M. Czarnecki — 43,750, James A. Risher — 147,500, James R. Henderson — 85,750 and Merrill A. McPeak 42,250.

(3)
Mr. Henderson is a Vice President of Steel Partners, Ltd., an entity of which Warren G. Lichtenstein is an affiliate by virtue of his ownership of Steel Partners, Ltd. directly and through Steel Partners II, L.P. (collectively, the “Group”). Mr. Henderson disclaims beneficial ownership of the 5,037,943 shares of our common stock collectively owned by the Group.

(4)	Mr. Koch resigned as Treasurer and Principal Accounting Officer, effective October 30, 2006.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

During fiscal 2008, the Company had a policy for the review of transactions in which the Company was a participant, the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the last two completed fiscal years and in which any of the Company’s directors or executive officers, or their immediate family members, had a direct or indirect material interest.  Any such related person transaction was to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. While this policy was not in writing during fiscal 2008, the Company's Board of Directors was responsible for approving any such transactions and the CEO was responsible for maintaining a list of all existing related person transactions.  The Company had no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant, where the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the last two completed fiscal years, and any director, executive officer or any of their immediate family members had a material direct or indirect interest reportable under applicable SEC rules or that required approval of the Board of Directors under the Company’s Related Person Transaction Policy.

DIRECTOR INDEPENDENCE

Although the Company is currently not listed on any exchange, the Board of Directors has determined that  three of the members of the Board of Directors, Mr. Czarnecki , Mr. Henderson  and Gen. McPeak, are "independent" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.  Committee membership of the Company’s directors is as follows:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Gerald M. Czarnecki*	Chair	X	X
James R. Henderson *		X	Chair
General Merrill A. McPeak*	X	Chair	X

*Independent

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees- The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended August 2, 2008 and July 28, 2007, for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years and for assistance with other registration statement filings made by the Company during those fiscal years were $323,755, and $290,650, respectively.

Audit-Related Fees- There were no fees billed by BDO Seidman, LLP for Audit-Related services for the fiscal year ended July 28, 2007.

Tax Fees -The aggregate fees billed by BDO Seidman, LLP for tax services for the fiscal years ended August 2, 2008 and July 28, 2007 were $0 and $71,665, respectively.  These fees related to tax planning and consulting work.

All Other Fees - For the fiscal year ended August 2, 2008, fees billed by BDO Seidman, LLP for due diligence related services related to a potential business acquisition was approximately $99,600.  There were no fees for other professional services rendered during the fiscal years ended August 2, 2008 and July 28, 2007.

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE NUMBER
(a) 1. FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of August 2, 2008 and July 28, 2007	F-2
Consolidated Statements of Operations for the Fiscal Years Ended August 2, 2008, July 28, 2007 and July 29, 2006	F-3
Consolidated Statements of Cash Flows for the Fiscal Years Ended August 2, 2008, July 28, 2007 and July 29, 2006	F-4
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 2, 2008, July 28, 2007 and July 29, 2006	F-5
Notes to Consolidated Financial Statements for the Fiscal Years Ended August 2, 2008, July 28, 2007 and July 29, 2006	F-6 – F-22

3.           EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
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

3.12
Amendment No. 2 to the Amended and Restated By-Laws of Del Global Technologies Corp. dated December 5, 2007. Filed as Exhibit 3.1 to Current Report on Form 8-K dated December 6, 2007 and incorporated herein by reference.

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

4.21*
2007 Incentive Stock Plan, dated February 22, 2007.   Filed as Exhibit 4.21 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended July 28, 2007 and incorporated herein by reference.

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

10.65
Amended and Restated Loan Agreement, dated as of May 25, 2007, among Del Global Technologies Corp., RFI Corporations, Del Medical Imaging Corp. and North Fork Business Capital Corporation. Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed June 4, 2007 and incorporated herein by reference.

10.66*
Letter Agreement dated as of September 19, 2007 between Del Global Technologies Corp. and James A. Risher.  Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed September 20, 2007 and incorporated herein by reference.

10.67
First Amendment dated September 3, 2008,  to the Amended and Restated Loan and Security Agreement by and among the Del Global Technologies Corp., Del Medical Imaging Corp., RFI Corporation and North Fork Business Capital Corporation, now known as  Capital One Leveraged Finance Corp., dated as of May 25, 2007.
Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed September 5, 2008 and incorporated herein by reference.

10.68*
Letter Agreement dated as of September 16, 2008 between Del Global Technologies Corp. and James A. Risher.  Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed September 17, 2008 and incorporated herein by reference.

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

____________
*      Represents a management contract or compensatory plan or arrangement.

**   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.

October 6, 2008	By:	/s/ James A. Risher
James A. Risher
President and Chief Executive Officer

October 6, 2008	By:	/s/ Mark A. Zorko
Mark A. Zorko
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James R. Henderson	Director – Chairman	October 6, 2008
James Henderson

/s/ Merrill A. McPeak	Director	October 6, 2008
Merrill McPeak

/s/ Gerald M. Czarnecki	Director	October 6, 2008
Gerald M. Czarnecki

/s/ James A. Risher	Director	October 6, 2008
James A. Risher	Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Franklin Park, Illinois

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of August 2, 2008 and July 28, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries as of August 2, 2008 and July 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Chicago, Illinois
September 29, 2008

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

	AUGUST 2, 2008	JULY 28, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,828	$7,860
Trade receivables (net of allowance for doubtful accounts of $1,400 and $1,569 for 2008 and 2007, respectively)	25,218	21,221
Inventories (net of allowance for excess and obsolete of $4,435 and $3,869 for 2008 and 2007, respectively)	18,439	21,930
Prepaid expenses and other current assets	2,085	1,180
Total current assets	53,570	52,191
NON-CURRENT ASSETS:
Property plant and equipment, net	7,377	6,511
Deferred income taxes	770	1,011
Goodwill	4,526	6,437
Other assets	110	189
Total non-current assets	12,783	14,148
TOTAL ASSETS	$66,353	$66,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,797	$1,086
Accounts payable – trade	12,191	17,125
Accrued expenses	8,378	7,432
Income taxes payable	-	1,570
Total current liabilities	22,366	27,213
NON-CURRENT LIABILITIES:
Long-term debt, less current portion	4,504	5,398
Deferred income taxes………………………………………………………………………………………...	-	292
Other long-term liabilities	3,320	3,240
Total non-current liabilities	7,824	8,930
Total liabilities	30,190	36,143
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock -- $.10 par value; authorized – 50,000,000 shares; issued – 24,897,723 and 24,753,526 shares at August 2, 2008 and July 28, 2007, respectively	2,490	2,475
Additional paid-in capital	80,398	79,726
Treasury shares – 654,464 and 622,770 shares at August 2, 2008 and July 28, 2007, respectively, at cost	(5,615)	(5,546)
Accumulated other comprehensive income	4,252	1,880
Accumulated deficit	(45,362)	(48,339)
Total shareholders’ equity	36,163	30,196
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,353	$66,339

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FISCAL YEARS ENDED
	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006
NET SALES	$108,306	$104,167	$83,014
COST OF SALES	81,519	79,150	63,656
GROSS MARGIN	26,787	25,017	19,358
Selling, general and administrative	15,586	14,590	13,619
Research and development	2,488	2,013	1,562
Goodwill impairment	1,911	-	-
Litigation settlement costs	450	-	697
Total operating expenses	20,435	16,603	15,878
OPERATING INCOME	6,352	8,414	3,480
Interest expense (net of interest income of $141, $91 and $0 in 2008, 2007 and 2006, respectively)	(313)	(991)	(1,311)
Other income (loss)	185	(54)	(34)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
AND MINORITY INTEREST	6,224	7,369	2,135
INCOME TAX PROVISION	3,247	3,553	1,758
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	2,977	3,816	377
MINORITY INTEREST	-	-	108
INCOME FROM CONTINUING OPERATIONS	2,977	3,816	269
DISCONTINUED OPERATION	-	-	(175)
NET INCOME	$2,977	$3,816	$94

NET INCOME PER BASIC SHARE
Continuing operations	$0.12	$0.24	$0.02
Discontinued operation	-	-	(0.01)
Net income per basic share	$0.12	$0.24	$0.01
Weighted average shares outstanding	24,196	16,155	11,244
NET INCOME PER DILUTED SHARE
Continuing operations	$0.12	$0.23	$0.02
Discontinued operation	-	-	(0.01)
Net income per diluted share	$0.12	$0.23	$0.01
Weighted average shares outstanding	24,646	16,455	12,076

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
	FISCAL YEARS ENDED
	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,977	$3,816	$94
Loss on discontinued operation	-	-	175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,076	899	1,026
Deferred income tax provision (benefit)	384	229	(277)
Loss on sale of property plant and equipment	3	65	161
Non cash litigation settlement costs	450	-	455
Imputed interest - subordinated note	-	185	257
Minority interest	-	-	108
Stock based compensation expense	481	220	142
Goodwill impairment	1,911	-	-
Changes in operating assets and liabilities:
Trade receivables	(1,832)	(2,814)	(2,707)
Inventories	5,667	(4,519)	(1,180)
Prepaid expenses and other current assets	(333)	(328)	(68)
Other assets	85	50	11
Accounts payable – trade	(6,563)	5,331	1,486
Accrued expenses	241	(654)	1,038
Payment of accrued litigation settlement costs	(390)	(200)	(311)
Income taxes payable	(2,003)	1,573	(177)
Other long-term liabilities	(428)	142	96
Net cash provided by operating activities
of continuing operations	1,726	3,995	329
Net cash used in operating activities of discontinued operation	-	-	(175)
Net cash provided by all operating activities	1,726	3,995	154
CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(1,208)	(779)	(765)
Acquisition of minority interest	-	-	(2,612)
Net cash used in investing activities	(1,208)	(779)	(3,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under short-term credit facilities	-	37,193	39,112
Repayment under short-term credit facilities	-	(43,247)	(38,303)
Borrowings of long-term debt	-	3,113	2,000
Repayment of long-term debt	(1,184)	(5,900)	(972)
Proceeds from rights offering, net of related costs	-	12,354	-
Proceeds from warrant exercises	91	551	2
Proceeds of stock option exercises	46	170	238
Dividend paid to minority shareholders	-	(16)	-
Net cash (used in) provided by financing activities of continuing operations	(1,047)	4,218	2,077
EFFECT OF EXCHANGE RATE CHANGES ON CASH	497	93	13
CASH AND CASH EQUIVALENTS (DECREASE) INCREASE FOR THE YEAR	(32)	7,527	(1,133)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	7,860	333	1,466
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$7,828	$7,860	$333
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$454	$744	$1,054
Cash paid during the period for income taxes	4,817	837	1,443
NON-CASH TRANSACTIONS
Financing Activities
Acquisition of minority interest	$-	$-	$(2,950)
Investing Activities
Stock issued for purchase of minority interest	-	-	2,950
See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

				ACCUMULATED
				OTHER
	COMMON		ADDITIONAL	COMPRE-
	STOCK ISSUED		PAID-IN	HENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, JULY 30, 2005	11,252,958	$1,125	$64,448	$1,450	$(52,249)	622,770	$(5,546)	$9,228
Stock option exercises	99,000	10	228	-	-	-	-	238
Stock warrant exercises	1,574	1	1	-	-	-	-	2
Stock compensation	-	-	142	-	-	-	-	142
Stock issued in minority interest acquisition	904,762	90	2,860	-	-	-	-	2,950
Comprehensive income:
Net income	-	-	-	-	94	-	-	94
Foreign currency adjustments	-	-	-	160	-	-	-	160
Total comprehensive income	-	-	-	-	-	-	-	254

BALANCE, JULY 29, 2006	12,258,294	1,226	67,679	1,610	(52,155)	622,770	(5,546)	12,814
Stock option exercises	101,000	10	161	-	-	-	-	171
Stock warrant exercises	366,854	37	514	-	-	-	-	551
Stock compensation	-	-	220	-	-	-	-	220
Issuance of stock for Rights Offering	12,027,378	1,202	11,152	-	-	-	-	12,354
Comprehensive income:
Net income	-	-	-	-	3,816	-	-	3,816
Foreign currency adjustments	-	-	-	270	-	-	-	270
Total comprehensive income	-	-	-	-	-	-	-	4,086

BALANCE, JULY 28, 2007	24,753,526	2,475	79,726	1,880	(48,339)	622,770	(5,546)	30,196
Stock option exercises	83,181	9	106	-	-	31,694	(69)	46
Stock warrant exercises	61,016	6	85	-	-	-	-	91
Stock compensation	-	-	481	-	-	-	-	481
Comprehensive income:
Net income	-	-	-	-	2,977	-	-	2,977
Foreign currency adjustments	-	-	-	2,372	-	-	-	2,372
Total comprehensive income	-	-	-	-	-	-	-	5,349
BALANCE, AUGUST 2, 2008	24,897,723	$2,490	$80,398	$4,252	$(45,362)	654,464	$(5,615)	$36,163

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

Certain reclassifications have been made to prior years' amounts to conform to the current year's presentation.

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

FOREIGN CURRENCY TRANSLATION - The financial statements of Villa are recorded in “Euro” and translated into U.S. dollars.  Villa’s balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period. Gains and losses resulting from translation are accumulated in a separate component of shareholders’ equity.

INVENTORIES - Inventories are stated at the lower of cost or market value. Cost is comprised of direct materials and, where applicable, direct labor costs and overhead that has been incurred in getting the inventories to their present location and condition. Engineering costs incurred to set up products to be manufactured for a customer purchase order are capitalized when the scope of the purchase order indicates that such costs are recoverable. Such costs are included in work-in-process inventory and amortized on a units shipped basis over the life of the customer order from the date of first shipment. Cost is calculated using the first in, first out  method. Market value represents the estimated selling price less all estimated costs to completion and costs to be incurred in marketing, selling and distribution.

PROPERTY PLANT AND EQUIPMENT, NET – Property, plant and equipment, net are stated at cost less accumulated depreciation and amortization. Replacements and major improvements are capitalized; maintenance and repairs are expensed as incurred. Gains or losses on asset dispositions are included in the determination of net income or loss. Depreciation is computed utilizing the straight-line method. The cost of leasehold improvements is amortized over the shorter of the useful life or the term of the lease.

Depreciable lives are generally as follows:

DESCRIPTION	USEFUL LIVES
Buildings	25-33
Machinery and equipment	5-15
Furniture and fixtures	5-10
Transportation equipment	3-4
Computer and other equipment	3-7

DEFERRED FINANCING COSTS, NET - Financing costs, including fees, commission and legal expenses, are capitalized as other non-current assets and amortized on a straight line basis, which approximates the interest method, over the term or expected term of the relevant loan. Amortization of deferred financing costs is included in interest expense.

GOODWILL - Goodwill represents the excess of the cost of acquisitions over the fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates goodwill for impairment on an annual basis by comparing the fair value to the carrying value for reporting units within the Medical Systems Group.  Fair value is primarily determined using a discounted cash flow method.

RECOVERABILITY OF LONG-LIVED ASSETS - The Company evaluates the carrying amounts of long-lived assets (including goodwill) whenever events have occurred (and at least annually for goodwill) which might require modification to the carrying values. In evaluating carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows and business plans. In the event that impairment has occurred, the fair estimated value of the related asset is determined and the Company records a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

REVENUE RECOGNITION – The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product. The Company’s products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The Company recognizes service revenue when repairs or out of warranty repairs are completed. The Company has a Food and Drug Administration (“FDA”) obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period. These repairs are billed to the customers at market rates.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are recognized as an expense in the period in which they are incurred.

INCOME TAXES - Deferred income tax assets and liabilities represents the effects of the differences between the income tax basis and financial reporting basis of assets and liabilities and tax credit carryforwards at the tax rates expected at the time the deferred income tax liability or asset is expected to be settled or realized. Management provides valuation allowances on deferred income tax assets for which realization does not meet a “more likely than not” standard.

NET INCOME (LOSS) PER SHARE - Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The effect of the assumed exercise of options and warrants to purchase common stock are excluded from the calculation of earnings (loss) per share when their inclusion would be anti-dilutive.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities, trade receivables and lines of credit. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at August 2, 2008.

The activity in allowances for doubtful accounts is as follows:
	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	BALANCE AT END OF YEAR
YEAR ENDED AUGUST 2, 2008
Allowance for doubtful accounts	$1,569	$250	$419	$1,400
YEAR ENDED JULY 28, 2007
Allowance for doubtful accounts	$1,095	$646	$172	$1,569
YEAR ENDED JULY 29, 2006
Allowance for doubtful accounts	$1,028	$338	$271	$1,095

(1)  Write-off of accounts receivable previously charged to costs and expenses.

STOCK-BASED COMPENSATION – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments,” which established standards for transactions in which an entity exchanges its equity instruments for goods and services.  The standard requires a public entity to measure the equity instruments award based on the grant-date fair value.  This eliminates the exception to account for such awards using the intrinsic method previously allowed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) was adopted beginning in fiscal year 2006.  The adoption did not require restatement of previously issued statements and is being applied on a prospective basis.  See Note 11, Shareholders’ Equity.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS - In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.  The Statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the requirements of SFAS 161, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the equity owned by Del Global.  SFAS 160 also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, (2) changes in ownership interest be accounted for similarly, as equity transactions  and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for the Company on August 2, 2009. The Company is currently evaluating the requirements of SFAS 160 but does not expect it to have a material impact.

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

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of August 2, 2008, there were no material interest or penalty amounts to accrue.

2.	ACQUISITION OF MINORITY INTEREST IN VILLA

On December 23, 2005, the Company acquired the remaining 20% of Villa for $2,612 plus 904,762 restricted shares of Company common stock.  These shares were valued at $3.26 a share, or $2,950, and were subject to SEC Rule 144 limitations as to holding periods and trading volume limitations.  Goodwill in the amount of $4,526 was recorded and $934 of minority interest was reversed after recognition of a $388 dividend.  Due to the previous 80% ownership interest existing at the time of the original acquisition, the assets and liabilities of the Villa subsidiary were fully consolidated before the transaction and considered to be at fair market value with no additional adjustments necessary.

3.	INVENTORIES

Inventories consists of the following:
	AUGUST 2, 2008	JULY 28, 2007
Raw materials and purchased parts	$13,920	$15,237
Work-in-process	2,526	3,910
Finished goods	6,428	6,652
	22,874	25,799
Less: allowance for obsolete and excess inventories	(4,435)	(3,869)
Total inventories net	$18,439	$21,930

The activity in the allowance for obsolete and excess inventories accounts is as follows:

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	BALANCE AT END OF YEAR
YEAR ENDED AUGUST 2, 2008
Allowance for obsolete and excess inventories	$3,869	$1,554	$988	$4,435
YEAR ENDED JULY 28, 2007
Allowance for obsolete and excess inventories	3,703	651	485	3,869
YEAR ENDED JULY 29, 2006
Allowance for obsolete and excess inventories	3,017	1,050	364	3,703

(1)  Write-off of inventories previously charged to costs and expenses.

The Company has pledged all of its inventories in the U.S. having a net carrying amount of approximately $6,154 and $6,608 at August 2, 2008 and July 28, 2007, respectively, to secure its credit facility with its U.S. lender.

4.	PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	AUGUST 2, 2008	JULY 28, 2007
Land	$694	$694
Buildings	7,249	6,549
Machinery and equipment	7,153	6,757
Furniture and fixtures	694	817
Leasehold improvements	1,810	1,754
Transportation equipment	106	109
Computers and other equipment	2,870	2,552
	20,576	19,232
Less: accumulated depreciation and amortization	(13,199)	(12,721)
Property plant and equipment, net	$7,377	$6,511

The Company has pledged all of its property, plant and equipment in the U.S. having a net carrying amount of approximately $2,045 and $1,985 at August 2, 2008 and July 28, 2007, respectively, to secure its credit facility with its U.S. lender. Included in the table above are assets held under capital leases, including the Villa building, in the net amount of $2,639 and $3,099 at August 2, 2008 and July 28, 2007, respectively. Accumulated amortization relating to capital leases was $983 and $845 at August 2, 2008 and July 28, 2007, respectfully. Amortization expense relating to capital leases was $125, $116 and $113 for fiscal 2008, 2007 and 2006, respectively.

Depreciation expense, including amortization of capital leased assets, for fiscal years 2008, 2007 and 2006 was $1,050, $872 and $998, respectively.

5.	GOODWILL

Goodwill consists of the following:

MEDICAL SYSTEMS
Balance at July 29, 2006 and July 28, 2007	$6,437
Impairment of goodwill	(1,911)
Balance at August 2, 2008	$4,526

As described in Note 2, during fiscal year 2006, the Company completed the acquisition of the remaining 20% minority interest in its Villa subsidiary and recorded additional goodwill of $4,526.

Due primarily to continued operating results below planned levels and management’s resulting revaluation of its strategic plan for the Company’s domestic Medical Systems Group’s reporting unit, the Company completed a special assessment of that reporting unit’s goodwill realization during the third quarter of 2008.  The Company’s scheduled assessment of goodwill is during the fourth quarter of each fiscal year.

As part of its assessment, the Company estimated the fair value of the domestic reporting unit based on internal cash flows expected to be earned by the business and an appropriate risk-adjusted discount rate.  While such estimates are subject to significant uncertainties and actual results could be materially different, the analysis resulted, pursuant to the implementation guidance of FASB No. 142, Accounting for Goodwill and Intangible Assets, in a complete impairment of the unit’s goodwill balance.  Accordingly, the Company recorded a $1,911 impairment charge during the fiscal 2008.  The Company’s annual fourth quarter assessments of Villa’s goodwill has not indicated any impairment.

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

The activity in the warranty reserve accounts is as follows:

	AUGUST 2, 2008	JULY 28, 2007
Balance at beginning of year	$1,065	$971
Provision for anticipated warranty claims	526	879
Costs incurred related to warranty claims	(514)	(785)
Balance at end of year	$1,077	$1,065

7.	SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE

The Company did not have any outstanding borrowings under its short term credit facilities at August 2, 2008 or July 28, 2007.

Long-term debt was comprised of the following:
	AUGUST 2, 2008	JULY 28, 2007	INTEREST RATE AT AUGUST 2, 2008
Foreign capital lease obligation	$2,639	$2,650	5.0%
Foreign credit facilities	2,703	2,699	Euribor + 1.00%
Foreign Italian Government loans	959	1,135	3.4%
Total long term debt	6,301	6,484
Less current portion of long-term bank debt	(1,797)	(1,086)
Long-term debt, less current portion	$4,504	$5,398

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility.  During the first nine months of 2007, an average of $1,400 was outstanding under this facility.  In March 2007, the Company used a portion of the proceeds from the Rights Offering described below to pay all outstanding balances under this facility as well as $2,505 of subordinated notes then outstanding and $146 in related interest.

On June 1, 2007, the North Fork Facility was amended and restated.  As restated, the North Fork Facility provides for a $7,500 formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility up to $1,500.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5%. Other changes to the terms and conditions of the original loan agreement include the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.  As of August 2, 2008 and July 28, 2007, no amounts were outstanding and the Company had approximately $6,400 of availability under the North Fork Facility, as North Fork has reserved $2,600 against possible litigation settlements in the form of letters of credit..

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S..

As of the end of the first quarter of fiscal 2007, the Company was non-compliant with the tangible net worth covenant under the North Fork Facility.  On December 6, 2006, North Fork waived the non-compliance with this covenant for the first quarter of fiscal 2007 and adjusted the covenant levels going forward through the maturity of the credit facility.  As of August 2, 2008 and July 28, 2007, the Company was in compliance with all covenants under the North Fork Facility.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at August 2, 2008 is $0.  Interest rates on these facilities are variable and currently range from 3.7% – 13.75%.

 In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  In April, 2008, the Company declined the option for additional financing and demonstrated successful completion of the project triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the fourth fiscal quarter of 2008 to Euribor plus 1.04 points, currently at 5.998%.  The note is repayable over a 7 year term, with reimbursement starting in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

Villa was party to a 1.6 million Euro loan which was extinguished in March 2007.  Two final installments for a total of 0.3 million Euro were repaid in fiscal year 2007.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010. At the end of fiscal year 2008, total principal due is 0.6 million Euro.  Villa manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

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

The Company is obligated to make principal payments under its long-term debt and capital lease obligation as follows:

FISCAL YEARS	DEBT	CAPITAL LEASE	TOTAL
2009	$1,312	$648	$1,960
2010	1,325	648	1,973
2011	904	487	1,391
2012	121	-	121
Purchase option	--	1,221	1,221
Total payments	3,662	3,004	6,666
Less: amount representing interest	--	(365)	(365)
Total	$3,662	$2,639	$6,301

8.	EMPLOYEE BENEFITS

The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company.  No contributions were authorized for fiscal years 2008, 2007 or 2006.

The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all domestic employees, allowing them to defer a portion of their salary. The Company matches employee contributions at a 50% rate up to a maximum of 4% of annual salary, and recorded a related expense of $102, $20 and $106 for fiscal years 2008, 2007 and 2006, respectively.

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

In addition, the Company’s Villa subsidiary provides for employee termination indemnities.  Villa has established a reserve, representing the liability for indemnities payable upon termination of employment, accrued in accordance with labor laws and labor agreements in force.  This liability is subject to annual revaluation using the officially-established indices. The liability for these indemnities is included in other long-term liabilities on the accompanying Consolidated Balance Sheets and was $3,172, and $3,127 at August 2, 2008 and July 28, 2007, respectively.  Provisions for employee termination indemnities were $729, $357 and $401 for fiscal years 2008, 2007 and 2006, respectively.

9.	SEGMENT REPORTING

The Company has three reportable segments; the Medical Systems Group, the Power Conversion Group and Other. The Other segment includes unallocated corporate costs. For each fiscal year presented, corporate costs (which include certain shared services) were allocated to domestic subsidiaries on the basis of a percentage of each unit’s annual sales. Corporate costs were allocated at a fixed dollar amount to the international subsidiary based upon an intercompany management services agreement.  The percentages and the dollar amounts used to allocate actual corporate costs are based on management’s estimate of the benefits received by each reporting segment from corporate activities and shared services.

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

Selected financial data of these segments are as follows:
FISCAL YEAR ENDED AUGUST 2, 2008	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$95,052	$13,254	$--	$108,306
Cost of sales	73,317	8,202	--	81,519
Gross margin	21,735	5,052	--	26,787
Selling, general and administrative	11,840	2,522	1,224	15,586
Research and development	2,488	--	--	2,488
Goodwill impairment	1,911	--	--	1,911
Litigation settlement costs	450	--	--	450
Total operating expenses	16,689	2,522	1,224	20,435
Operating income (loss)	$5,046	$2,530	$(1,224)	6,352
Interest expense				(313)
Other income				185
Income from continuing operations, before income taxes and minority interest				$6,224
Depreciation	$891	$163	$--	$1,054
Amortization	22	--	--	22
Segment assets	53,133	4,651	8,569	66,353
Capital expenditures	1,140	68	--	1,208

Inter-segment sales were $83 for the fiscal year ended August 2, 2008. Approximately $50,678 of Medical Systems Group assets are located in Italy, including $10,656 of long-lived assets.

FISCAL YEAR ENDED JULY 28, 2007	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$90,979	$13,188	$--	$104,167
Cost of sales	70,879	8,271	--	79,150
Gross margin	20,100	4,917	--	25,017
Selling, general and administrative	10,635	2,476	1,479	14,590
Research and development	2,013	--	--	2,013
Litigation settlement costs	--	--	--	--
Total operating expenses	12,648	2,476	1,479	16,603
Operating income (loss)	$7,452	$2,441	$(1,479)	8,414
Interest expense				(991)
Other income (expense)				(54)
Income from continuing operations, before income taxes and minority interest				$7,369
Depreciation	$704	$165	$3	$872
Amortization	27	--	--	27
Segment assets	60,658	5,014	667	66,339
Capital expenditures	703	76	--	779

Inter-segment sales were $86 for the fiscal year ended July 28, 2007. Approximately $43,720 of Medical Systems Group assets are located in Italy, including $10,110 of long-lived assets.

FISCAL YEAR ENDED JULY 29, 2006	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$70,287	$12,727	$--	$83,014
Cost of sales	55,453	8,203	--	63,656
Gross margin	14,834	4,524	--	19,358
Selling, general and administrative	9,467	2,148	2,004	13,619
Research and development	1,562	--	--	1,562
Litigation settlement costs	252	(55)	500	697
Total operating expenses	11,281	2,093	2,504	15,878
Operating income (loss)	$3,553	$2,431	$(2,504)	3,480
Interest expense				(1,311)
Other expense				(34)
Income from continuing operations, before income taxes and minority interest				$2,135
Depreciation	$793	$193	$2	$988
Amortization	38	--	--	38
Segment assets	43,630	5,055	468	49,153
Capital expenditures	695	66	4	765

Inter-segment sales were $149 for the fiscal year ended July 29, 2006. Approximately $35,481 of Medical Systems Group assets are located in Italy, including $10,249 of long-lived assets.

MAJOR CUSTOMERS AND EXPORT SALES - For the fiscal year ended August 2, 2008 one of our Medical Systems Group customers accounted for approximately 13% of consolidated revenues and 1% of gross accounts receivable at August 2, 2008.  For the fiscal years ended July 28, 2007, one of our Medical Systems Group customers accounted for approximately 12% of consolidated revenues and 11% of gross accounts receivable at July 28, 2007.  For fiscal year ended July 29, 2006, no individual customer accounted for greater than 10% of total revenue or accounts receivable.

Foreign sales were 64%, 66% and 64% of the Company’s consolidated net sales in fiscal years ended August 2, 2008, July 28, 2007 and July 29, 2006, respectively. Net sales by geographic areas were:

	AUGUST 2, 2008		JULY 28, 2007		JULY 29 2006
United States	$40,402	37%	$38,397	37%	$29,979	36%
Canada	2,045	2%	869	1%	158	-%
Europe	55,428	51%	48,129	46%	37,078	45%
Far East	7,354	7%	7,603	7%	6,298	8%
Mexico, Central and South America	514	1%	3,117	3%	6,750	8%
Africa, Middle East and Australia	2,563	2%	6,052	6%	2,751	3%
	$108,306	100%	$104,167	100%	$83,014	100%

Revenues are attributable to geographic areas based on the location of the customers.

10.	SHAREHOLDERS’ EQUITY

RIGHTS OFFERING AND STOCKHOLDERS’ RIGHTS PLAN – On December 12, 2006, the Company filed a registration statement for a subscription rights offering with the SEC that became effective January 30, 2007.  Under terms of this rights offering, the Company distributed to shareholders of record as of February 5, 2007, non-transferable subscription rights to purchase one share of the Company’s common stock for each share owned at that date at a subscription price of $1.05 per share.  On March 12, 2007, the Company completed the rights offering, selling 12,027,378 shares of its common stock at $1.05 per share.  Total proceeds to the Company, net of $275 of expenses related to the rights offering, were $12,354.

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

In addition, on January 22, 2007, the Company entered into a stockholders’ rights plan (the “Rights Plan”).  The Rights Plan provides for a dividend distribution of one common stock purchase right for each outstanding share of the Company’s common stock.  The Company’s Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company’s ability to realize the benefits of its net operating losses (“NOLs”) and capital loss carryforwards.  The Company has experienced substantial operating and capital losses in previous years.  Under the Internal Revenue Code and rules promulgated by the Internal Revenue Service, the Company may “carry forward” these losses in certain circumstances to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions.  Assuming that the Company has future earnings, the Company may be able to realize the benefits of NOLs and capital loss carryforwards.  These NOLs and capital loss carryforwards constitute a substantial asset to the Company.  If the Company experiences an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs and capital loss carryforwards could be substantially limited or lost altogether.  In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires certain percentages of the Company’s common stock by allowing other shareholders to acquire equity securities at half their fair values.

STOCK BUY-BACK PROGRAM - In September 2000, the Board of Directors approved an additional repurchase of $3,000 of the Company’s common stock bringing the total authorized to $7,500. The Company has not purchased any shares under this program since fiscal 2001, when 11,500 shares were purchased for $108. As of August 2, 2008, 489,806 shares had been purchased by the Company for $4,502 under this Stock Buy-Back Program.  These shares are included in Treasury Shares on the accompanying Balance Sheet.

INCREASE OF AUTHORIZED SHARES - At a special meeting of shareholders of the Company held on November 17, 2006, the Company’s shareholders approved an Amendment of the Certificate of Incorporations of the Company to increase the number of authorized shares of the Company’s common stock, par value $0.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares in order to have a  sufficient  number of shares of  Common  Stock to  provide a reserve  of shares  available for issuance to meet  business  needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.

STOCK OPTION PLAN AND WARRANTS – Effective July 31, 2005, the Company adopted SFAS No. 123 (R).  This standard requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  Under SFAS 123 (R), the Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  At the present time, the Company is continuing to use the Black-Scholes model.  The adoption of SFAS 123 (R), applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 (R) under the fair value method and expense the related unvested amounts over the remaining vesting period of the stock options.

Details regarding the fair value of stock options granted in fiscal 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Estimated life (in years)	7	7	7
Volatility rate	64%-72%	63%-74%	62%
Risk free interest rate	3.60%-4.20%	4.44%-5.16%	4.74%-4.93%
Dividend rate	0%	0%	0%
Forfeiture rate	2%	2%	0%
Weighted average fair value	1.82	1.16	1.58
Recorded compensation expense	$ 481	$ 220	$ 142

The Black Scholes Option Pricing Model requires the use of various assumptions.  The key assumptions are summarized as follows:

Estimated life:  The Company derives its estimated life based on historical experience.

Volatility rate:  The Company estimates the volatility of its common stock at the date of grant based on historical volatility of its common stock.

Risk free interest rate: The Company derives its risk-free interest rate on the Barron’s zero coupon bond rate for a term equivalent to the expected life of the option.

Dividend rate:  The Company estimates the dividend yield assumption based on the Company’s historical and projected dividend payouts.

Forfeiture rate:  The Company estimates the annual forfeiture rate based on historical experience.

On March 20, 2007, shareholders approved the 2007 Incentive Stock Plan.  A total of 1,000,000 shares of the Company’s common stock may be granted under the Plan, of which, 604,500 shares are still available for grant as of August 2, 2008.  No additional options will be granted under the former stock option plan.  Substantially all of the options granted under this Plan and the prior plan provide for graded vesting and vest generally at a rate of 25% per year beginning with the date of grant, expiring ten to fifteen years from the date they are granted. The option price per share is approved by the Board of Directors. All options to date have been granted at the fair market value of the Company’s stock at the date of grant. No options can be granted under this plan subsequent to February 21, 2017.

In December 2000, the Board of Directors approved an extension of time to exercise for all stock option holders. The extension covers all options whose term would have expired during the period from the stock de-listing date (December 19, 2000) up to the date that the shares become re-listed on a national exchange. This extension grants those stock option holders a period of six months from the date of re-listing to exercise vested options which may have otherwise expired without the extension.  Options that otherwise expired due to termination of employment for cause were not effected by this extension.  During fiscal 2005, the plan was modified to remove this extension provision from options granted after January 2005.  The majority of the Company’s stock options have a 10 year term, however, due to uncertainty regarding the duration of this extension, the Company cannot calculate the weighted average remaining contractual term of outstanding or vested options.  The extension provision does not impact the 2007 Incentive Stock Plan.

OPTION ACTIVITY

The following stock option information is as of:

	August 2, 2008		JULY 28, 2007		JULY 29, 2006
	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
Granted and outstanding, beginning of year	1,913,996	$3.51	1,545,996	$3.93	1,662,494	$3.81
Granted	336,500	2.62	469,000	1.73	100,000	2.66
Exercised	(83,181)	1.37	(101,000)	1.69	(99,000)	2.09
Cancelled and forfeited	(72,500)	3.58	-	-	(117,498)	2.56
Outstanding at end of year	2,094,815	3.45	1,913,996	3.51	1,545,996	3.93
Exercisable at end of year	1,595,438	3.85	1,494,743	4.00	1,477,243	4.00

As mentioned above, due to an extension of exercise time granted to option holders that has an uncertain term, the Company is unable to calculate the weighted average contractual term of the above options.

As of August 2, 2008 the distribution of stock option exercise prices is as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

EXERCISE PRICE RANGE	NUMBER OF OPTION SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$1.00 - $3.34	1,414,107	$1.94	914,729	$1.80
$4.00 - $6.60	313,256	4.85	313,258	4.85
$7.00 - $7.94	220,775	7.51	220,774	7.51
$8.00 - $10.00	146,677	8.93	146,667	8.93
	2,094,815	$3.45	1,595,438	$3.85

At August 2, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $127 and $127, respectively.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the measurement date for all-in-the money options.

Future compensation expense related to the vesting of employee options granted by August 2, 2008 is expected to be $344 in 2009, $186 in 2010 and $45 in 2011.

Cash proceeds and intrinsic value related to total stock options exercised are provided in the following table:

YEAR ENDED	AUGUST 2, 2008		JULY 28, 2007	JULY 29, 2006
Proceeds from stock options exercised	$46	(a)	$170	$238
Intrinsic Value	71		57	137

     (a) In addition to these proceeds, the Company accepted 31,694 shares of common stock held by the option holder and valued at $69 into treasury.

WARRANTS

On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement agreement entered into by the Company. The motion sought damages in the amount of $1,250 together with interest, costs and disbursements, and a declaration that $2,000 in promissory notes issued as part of the class action settlement are immediately due and payable, as the value of damages due to the Company’s failure to timely complete a registration statement related to the common shares underlying certain warrants granted in the class action settlement. The Company filed opposition to this matter on March 5, 2004. Plaintiffs filed reply papers on March 19, 2004. In addition, the Company filed a registration statement related to the warrant shares on March 23, 2004, and it was declared effective by the SEC on May 7, 2004. In July 2004, in settlement of this matter, Del Global modified the exercise, or “strike,” price of the 1,000,000 warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During fiscal 2008, 2007 and 2006, 61,016, 366,854 and 1,574, respectively, of these warrants were exercised for cash proceeds to the Company of $91, $551 and $2, respectively.  As of August 2, 2008, 512,500 of these warrants were outstanding.

11.	INCOME (LOSS) PER SHARE

	FOR FISCAL YEARS ENDED
	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006
Numerator:
Net income	$2,977	$3,816	$94
Denominator:
Weighted average shares outstanding for basic income per share	24,195,498	16,154,552	11,244,421
Effect of dilutive securities	450,911	300,673	832,075
Weighted average shares outstanding for diluted income per share	24,646,409	16,455,225	12,076,496
Income per basic common share	$0.12	$0.24	$0.01
Income per diluted common share	$0.12	$0.23	$0.01

Common shares outstanding for the fiscal years ended August 2, 2008, July 28, 2007 and July 29, 2006, were reduced by 654,464, 622,770 and 622,770 shares of treasury stock, respectively.

The computation of diluted shares outstanding does not include the effect of the assumed exercise of 1,295,612, 1,121,684 and 1,180,389 for employee stock options outstanding as of August 2, 2008, July 28, 2007 and July 29, 2006, respectively, and 0, 0 and 474,113 warrants to purchase Company common stock for those years because the effect of their assumed exercise would be anti-dilutive.

12.	INCOME TAXES

The Company’s consolidated income from continuing operations before income tax benefit and minority interest for fiscal years 2008, 2007 and 2006 of $6,224, $7,369 and $2,135 reflects foreign pre-tax net income of $8,294, $8,180 and $3,620 for fiscal years 2008, 2007 and 2006, respectively, and a U.S. pre-tax loss of $2,070, $811 and $1,485, respectively.

Provision for income taxes consists of the following:

	FOR FISCAL YEARS ENDED
	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006
CURRENT TAX EXPENSE:
Foreign	$3,297	$3,410	$1,739
State and local	-	5	35
DEFERRED PROVISION (BENEFIT):
Federal	-	-	-
State and local	--	--	--
Foreign	(50)	138	(16)
NET PROVISION	$3,247	$3,553	$1,758

The following is a reconciliation of the statutory Federal and effective income tax rates:

	FOR FISCAL YEARS ENDED
	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State tax, less Federal tax effect	0.0. %	0.1. %	1.6%
Foreign taxes	12.7%	9.2%	8.2%
Valuation allowance adjustment	41.9%	(1.9)%	(98.5)%
Provision (reversal) for undistributed earnings of foreign subsidiary	(36.7)%	7.2%	138.8%
Other	0.3%	(0.4)%	(1.7)%
Effective tax rate	52.2%	48.2%	82.4%

Deferred income tax assets (liabilities) are comprised of the following:

	AUGUST 2, 2008	JULY 28, 2007
Deferred income tax assets:
Federal net operating loss carry forward	$15,375	$15,420
State tax credits and operating loss carry forwards	2,071	2,223
Reserve for inventory obsolescence	1,545	1,417
Allowances and reserves not currently deductible	1,076	933
Amortization	295	197
Stock based compensation	599	430
Fixed assets	133	-
Other	-	55
Gross deferred income tax assets	21,094	20,675
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiary	-	(2,278)
Fixed assets	-	(383)
Other	(15)	-
Gross deferred income tax liabilities	(15)	(2,661)
Less: valuation allowance	(20,309)	(17,295)
Net deferred income tax assets	$770	$719

Deferred income tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	AUGUST 2, 2008	JULY 28, 2007
Deferred income tax assets – non-current	$770	$1,011
Deferred income tax liabilities -- non-current	--	(292)
	$770	$719

The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”  whereby it recognizes deferred tax assets and liabilities for temporary differences between financial reporting basis and income tax reporting basis and for tax credit carry forwards.

The Company periodically assesses the realization of its net deferred income tax assets.  This evaluation is primarily based upon current operating results and expectations of future operating results.  A valuation allowance is recorded if the Company believes its net deferred income tax assets will not be realized.  Its determination is based on what it believes will be the more likely than not result.

During fiscal years 2008, 2007 and 2006, the Company reported operating income on a consolidated basis.  The Company’s foreign tax reporting entity was profitable, and its U.S. tax reporting entities incurred a loss in each fiscal year.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets as of August 2, 2008.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset of $770 at August 2, 2008 will be realized.

The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation that reduces tax rates effective for the Company’s fiscal year 2009.  Fiscal 2008 income tax expense includes a charge that reduces the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from the income tax rate reduction.

Additionally, the Company’s deferred income tax liabilities as of July 28,2007 included the estimated tax obligation that would have been incurred upon a distribution of the foreign subsidiary’s earnings to its U.S. parent.  This tax liability was recorded as the foreign subsidiary had routinely distributed monies to its U.S. parent.  Based on current operating results, expectations of future results and available cash and credit in the U.S., the Company has determined it no longer intends to repatriate monies in the foreseeable future and has reversed this tax obligation.  The reversal resulted in an adjustment to available net operating loss carryforwards and the related valuation allowance and in a reduction in tax expense for Fiscal 2008.

The Company recorded a $100 tax benefit resulting from the effect of the Italian tax rate change on deferred tax assets and the reversal of the estimated tax obligation upon repatriation of non-U.S. earnings..

At August 2, 2008, the Company has federal net operating loss carry forwards of $15,375 that expire at various times between July, 2020 and July, 2026.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of August 2, 2008, there were no material interest or penalty amounts to accrue.

13.	COMMITMENTS AND CONTINGENCIES

LITIGATION MATTERS

a.  The Company had an employment agreement with Samuel Park, a previous Chief Executive Officer (“CEO”), for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company.  On October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of approximately $200 during the first quarter of fiscal 2004 to accrue the balance remaining under Mr. Park’s employment agreement.

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

b. On May 24, 2007, the Company’s Power Conversion subsidiary (“RFI”) was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government as well as to its commercial customers.

c.  On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical, commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleged four claims against the defendants in the action: for (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

In fiscal 2007, the Company recorded an accrual of $100 relating to potential liability in the settlement of these claims.  The parties appeared for mediation in January 2007 but the mediation did not result in a disposition of the action. A trial was held in April 2008 and on April 17, 2008, the jury returned a verdict in favor of Mr. Moeller for $1,800 million for lost earnings, back pay, front pay and benefits on the retaliatory discharge claim, and $200 for emotional distress/reputation damages and $200 in punitive damages on the defamation claim.  On May 19, 2008, counsel for the defendants filed their motion for judgment in their favor notwithstanding the jury verdict, or, alternatively, for a new trial, on those claims on which the jury found the respective defendants liable.  By order dated August 15, 2008, the Court denied that motion.

On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict. On September 12, 2008, the Company and the other defendants filed an amended notice of appeal. The Company intends to pursue the appeal vigorously, seeking thereby reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2,600 by which Mr. Moeller can collect the amount of the judgment entered by the trial court in the event the appellate court affirms that judgment.

 d. On April 28, 2008, Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007.  Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of September 16, 2008, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against Apergis.

 e.  In December 2007, the Company was added to an action brought against several other defendants in which the plaintiff alleges that she is the wife of a chiropractor who died in June 2005. Plaintiff alleges that her husband was exposed to chemical products in developing x-ray films and cleaning film processing machines and worked with the x-ray film processing machines and x-ray machines, and that the defendants manufactured, supplied or serviced the chemical products and machines.  The complaint further alleges that the decedent was exposed to toxic chemicals and radiation from the chemical products used on or in the machines, which caused “serious injuries to his internal organs, including acute myelogenous leukemia”, resulting in his death.

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

f.  In addition, the Company is a defendant in several other legal actions in various U.S. and foreign jurisdictions arising from normal course of business. Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements

LEASE COMMITMENTS - The Company leases facilities for its manufacturing operations with expiration dates ranging from 2007 through 2012.  In addition, the Company has various office equipment and auto leases accounted for as operating leases. The future minimum annual lease commitments as of August 2, 2008 are as follows:

FISCAL YEARS	AMOUNT
2009	$605
2010	244
2011	120
2012-2014	93
Total	$1,062

Rent expense for fiscal years 2008, 2007 and 2006 was $416, $396 and $300, respectively.

14.	SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

YEAR ENDED AUGUST 2, 2008:
		QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$26,716	$29,894	$24,450	$27,246
Gross margin	$6,431	$7,490	$5,715	$7,151
Net income (loss)	$1,107	$1,427	$(1,638)	$2,081
Net income (loss) per basic share	$0.05	$0.06	$(0.07)	$0.08
Net income (loss) per diluted share	$0.04	$0.06	$(0.07)	$0.09

YEAR ENDED JULY 28, 2007:
		QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$19,286	$26,771	$27,122	$30,988
Gross margin	$4,011	$6,749	$6,025	$8,232
Income (loss) from continuing operations	$(487)	$1,082	$1,056	$2,165
Net income (loss)	$(487)	$1,082	$1,056	$2,165
Net income (loss) per basic share	$(0.04)	$0.09	$0.06	$0.09
Net income (loss) per diluted share	$(0.04)	$0.09	$0.06	$0.09