Form 10-Q
period 2008-11-01
DEL GLOBAL TECHNOLOGIES CORP
filed 2008-12-16
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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

The number of shares of Registrant’s common stock outstanding as of November 16, 2008 was 24,246,165.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	November 1, 2008	October 27, 2007

NET SALES	$22,291	$26,716
COST OF SALES	16,984	20,285
GROSS MARGIN	5,307	6,431

Selling, general and administrative	5,043	3,740
Research and development	489	481
Total operating expenses	5,532	4,221
OPERATING INCOME (LOSS)	(225)	2,210

Interest expense, net of interest income of $25 and $53 in 2009 and 2008, respectively	(55)	(70)
Other income (expense)	67	(7)
INCOME(LOSS) BEFORE INCOME TAX PROVISION	(213)	2,133
INCOME TAX PROVISION	396	1,026
NET INCOME (LOSS)	$(609)	$1,107
NET INCOME (LOSS) PER BASIC SHARE	$(0.03)	$0.05
Weighted average shares outstanding	24,243,259	24,161,407
NET INCOME (LOSS) PER DILUTED SHARE	$(0.03)	$0.04
Weighted average shares outstanding	24,243,259	24,722,392

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

ASSETS

	November 1, 2008	August 2, 2008

CURRENT ASSETS:
Cash and cash equivalents	$9,583	$7,828
Trade receivables (net of allowance for doubtful accounts of $1,230 and $1,400 at November 1, 2008 and August 2, 2008, respectively)	21,199	25,218
Inventories (net of allowance for excess and obsolete of $4,102 and $4,435 at November 1, 2008 and August 2, 2008, respectively)	17,602	18,439
Prepaid expenses and other current assets	1,765	2,085
Total current assets	50,149	53,570

NON-CURRENT ASSETS:
Property plant and equipment, net	6,703	7,377
Deferred income taxes	660	770
Goodwill	4,526	4,526
Other assets	96	110
Total non-current assets	11,985	12,783
TOTAL ASSETS	$62,134	$66,353

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	November 1, 2008	August 2, 2008

CURRENT LIABILITIES:
Current portion of long-term debt	$1,643	$1,797
Accounts payable – trade	10,944	12,191
Accrued expenses	9,328	8,378
Total current liabilities	21,915	22,366

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	3,592	4,504
Other long-term liabilities	2,762	3,320
Total non-current liabilities	6,354	7,824
Total liabilities	28,269	30,190

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 50,000,000; issued-24,900,629 and 24,897,723 at November 1, 2008 and August 2, 2008, respectively	2,490	2,490
Additional paid-in capital	80,450	80,398
Treasury shares – 654,464 shares, at cost at November 1, 2008 and August 2, 2008, respectively	(5,615)	(5,615)
Accumulated other comprehensive income	2,512	4,252
Accumulated deficit	(45,972)	(45,362)
Total shareholders' equity	33,865	36,163
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,134	$66,353

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	November 1, 2008	October 27, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(609)	$1,107
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	283	227
Deferred income tax provision	41	11
Stock based compensation expense	53	172
Changes in operating assets and liabilities:
Trade receivables	2,401	(803)
Inventories	(308)	1,370
Prepaid expenses and other current assets	216	352
Other assets	12	32
Accounts payable – trade	(543)	(5,177)
Accrued expenses	1,589	148
Payment of accrued litigation settlement costs	(60)	-
Income taxes payable	-	1,012
Other long-term liabilities	(266)	(107)
Net cash provided by (used in) operating activities	2,809	(1,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(98)	(163)

Net cash used in investing activities	(98)	(163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(506)	(345)
Proceeds from warrant exercises	-	68
Net cash used in financing activities	(506)	(277)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(450)	112
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE PERIOD	1,755	(1,984)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,828	7,860
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$9,583	$5,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$81	$107
Taxes	396	-

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Del Global Technologies Corp. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended August 2, 2008.  Certain prior year’s amounts have been reclassified to conform to the current period presentation.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the equity owned by Del Global.  SFAS 160 also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, (2) changes in ownership interest be accounted for similarly, as equity transactions and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for the Company on August 2, 2009. The Company is currently evaluating the requirements of SFAS 160 but does not expect it to have a material impact.

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

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This statement is effective for the Company on August 2, 2009. The Company is currently evaluating the requirements SFAS No. 157 for nonfinancial assets and liabilities but do not expect it to have a material impact.

In February 2007, the FASB released SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.   The Company is currently evaluating the requirements SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”   but do not expect it to have a material impact on the financial statements.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of November 1, 2008, finished goods represented approximately 27.2% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

Inventories at November 1, 2008 and August 2, 2008 is as follows:

	November 1, 2008	August 2, 2008
Raw materials and purchased parts	$13,091	$13,920
Work-in-process	2,703	2,526
Finished goods	5,909	6,428
	21,703	22,874
Less allowance for obsolete and excess inventories	(4,101)	(4,435)
Total inventories	$17,602	$18,439

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

The activity in the warranty reserve accounts in the first quarters of fiscal 2009 and 2008 is as follows:

	Three Months Ended
	November 1, 2008	October 27, 2007
Balance at beginning of period	$1,077	$1,065
Provision for anticipated warranty claims	69	159
Costs incurred related to warranty claims	(157)	(104)
Effect of foreign currency fluctuation	(87)	48
Balance at end of period	$902	$1,168

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

INCOME TAX EXPENSE

The Company’s foreign subsidiary operates in Italy.  In fiscal 2008, Italy enacted legislation that reduced tax rates effective for the Company’s fiscal year 2009.  The foreign subsidiary’s net deferred income tax asset at November 1, 2008 reflects the impact of the income tax rate reduction.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive income for the fiscal 2009 and 2008 periods presented was as follows:

	Three Months Ended
	November 1, 2008	October 27, 2007
Net income (loss)	$(609)	$1,107
Foreign currency translation adjustments	(1,740)	634
Comprehensive income (loss)	$(2,349)	$1,741

INCOME (LOSS) PER SHARE

Common shares outstanding exclude 654,464 and 622,770 shares of treasury stock for the periods ended November 1, 2008 and October 27, 2007, respectively.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended
	November 1, 2008	October 27, 2007

Numerator:
Net income (loss)	$(609)	$1,107
Denominator: (shares in thousands)

Weighted average number of common shares outstanding used for basic income per share	24,243	24,161
Effect of dilutive securities	-	561

Denominator for diluted income per share	24,243	24,722
Income (loss) per common share:
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.04

Antidilutive securities excluded from above computations:

	Three Months Ended
	November 1, 2008	October 27, 2007

Employee stock options	1,849	1,185
Warrants	513	--

SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

The Company did not have any outstanding borrowings under its short-term credit facilities at November 1, 2008 or August 2, 2008.

Long term debt at November 1, 2008 and August 2, 2008 is summarized as follows:

	November 1, 2008	August 2, 2008
Foreign capital lease obligations	$2,287	$2,639
Foreign credit facilities	2,239	2,703
Foreign Italian government loans	709	959
Total long term debt	5,235	6,301
Less current portion of long-term bank debt	(1,643)	(1,797)
Long term debt, less current portion	$3,592	$4,504

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

On June 1, 2007, the North Fork Facility was amended and restated.  As restated, the North Fork Facility provides for a $7,500 formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility up to $1,500.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5%.  Other changes to the terms and conditions of the original loan agreement include an extension through May 24, 2010, the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

As of November 1, 2008 and August 2, 2008, no amounts were outstanding and the Company had approximately $6,400 and $9,000 of availability respectively under the North Fork Facility, of which North Fork has reserved $1,000 against possible litigation settlements.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S.

On November 26, 2008 the Company requested and was granted consent by Capital One Leverage Finance Corp., who acquired Northfork Business Capital during fiscal year 2008, to repurchase up to 2,424,616 shares, or up to $3.0 million (approximately 10%), of Del Global’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2.0 million of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  Terms of the common stock repurchase program are detailed below.

In addition, on November 26, 2008 the Company requested and was granted consent by Capital One Leverage Finance Corp to relocate the chief executive office and principal place of business within the Chicago, Illinois area.

There are certain covenants, including tangible net worth that the Company must meet. As of November 1, 2008 and August 2, 2008, the Company was in compliance with all covenants under the North Fork Facility.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at November 1, 2008 is $0.  Interest rates on these facilities are variable and currently range from 3.7 – 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  In April 2008, the Company declined the option for additional financing and demonstrated successful completion of the project, triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the first fiscal quarter of 2009 to Euribor plus 1.04 points, currently 6.004%.  The note is repayable over a 7 year term. Repayment began in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 6.227%.  The loan is repayable in 4 years.

Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At November 1, 2008, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended November 1, 2008	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to External Customers	$19,558	$2,733	-	$22,291
Cost of sales	15,239	1,745	-	16,984
Gross margin	4,319	988		5,307

Operating expenses	4,654	613	265	5,532
Operating income (loss)	$(335)	$375	$(265)	$(225)

For three months ended October 27, 2007	Medical Systems Group	Power Conversion Group	Other	Total

Net Sales to External Customers	$24,084	$2,632	$-	$26,716
Cost of sales	18,616	1,669	-	20,285
Gross margin	5,468	963	-	6,431

Operating expenses	3,230	587	404	4,221
Operating income (loss)	$2,238	$376	$(404)	$2,210

STOCK OPTION PLAN AND WARRANTS

There were no stock options granted during the first quarter of fiscal 2009.

During the first quarter of fiscal year 2008, the Company granted options to purchase 212,500 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $2.72 per share.  The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $556.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 64 to 72%, risk free interest rate of 3.6% to 4.20% and the assumption that no dividends will be paid.

In the first quarter of fiscal 2009 and 2008, the Company recorded $52 and $172, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first quarter of fiscal 2009 or 2008.

As of November 1, 2008 and October 27, 2007, 512,500 and 527,563 warrants to purchase common stock were outstanding, respectively.  There were no warrant exercises during the first quarters of fiscal 2009 or 2008.

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

The Company’s employment agreement with Mr. Park provided for payments upon certain changes in control.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and Mr. Park.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003.  Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were  fully submitted to the court for consideration.

By memorandum decision and order dated December 15, 2008, the court denied the Company’s motion for summary judgment, and granted Mr. Park’s motion for partial summary judgment (a) on his first counterclaim seeking a declaration that he is entitled to a change in control payment from the Company and an order that such payment be made to him together with interest and (b) on his third counterclaim for a declaration that he is entitled to recover his legal fees and expenses reasonably incurred by him in, as he alleges, enforcing the terms of his employment agreement with the Company and an order directing payment of such fees.  The court’s decision and order granted summary judgment on Mr. Park’s third counterclaim to the extent of concluding that the amendment to Mr. Park’s employment agreement, providing for the Company to pay his legal fees reasonably incurred in his enforcement of the terms of the employment agreement was valid.  The Company intends to defend vigorously against Mr. Park’s claims, including seeking the reversal of the court’s decision and order.

If Mr. Park ultimately prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity.  The Company has not recorded an accrual for any potential settlements of this claim.

On May 24, 2007, the Company’s Power Conversion subsidiary, RFI Corporation (“RFI”), was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government, as well as to its commercial customers.

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical Imaging Corp. ("Del Medical”), commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

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

On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict.  On September 12, 2008, the Company and the other defendants filed an amended notice of appeal intending to pursue an appeal seeking a reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller can collect the amount of judgment entered by the trial court in the event the appellate court affirms that judgment.

On December 10, 2008, the parties agreed to the principal terms of a settlement of this matter for payments by the Company to Mr. Moeller and his counsel, totaling $1.6 million, and are in the process of negotiating a definitive settlement agreement.  In the first quarter of fiscal 2009, the Company recorded an additional reserve of $1.2 million relating to settlement of this matter.

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of November 30, 2008, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

In December 2007, the Company was added to an action (Diamond v. Allied Diagnostic Imaging Resources, Inc., et al. (Superior Court, County of Los Angeles; Case No. BC362544)) brought against several other defendants in which the plaintiff alleges that she is the wife of a chiropractor who died in June 2005.  Plaintiff alleges that her husband was exposed to chemical products used in developing x-ray film and cleaning film processing machines and worked with x-ray film processing machines and x-ray machines, and that the defendants manufactured, supplied or serviced the chemical products and machines.  The complaint further alleges that the decedent was exposed to toxic chemicals and radiation from the chemical products used on or in the machines, which caused “serious injuries to his internal organs, including acute myelogenous leukemia,” resulting in his death.

The complaint alleges the following six claims against the defendants: (1) negligence in manufacturing and distributing the chemical products and machines, servicing the machines, and failing adequately to warn decedent of the hazards of the chemical products and machines, (2) violation of a California statute and regulation by failing to determine whether the chemical products caused health hazards and failing to label or identify in material safety data sheets a health hazard relating to acute myelogenous leukemia, (3) strict products liability for failing to warn adequately of the chemical products’ and machines’ health hazards, (4) strict products liability for defects in the design of the chemical products and machines, (5) fraudulent concealment of the toxic and carcinogenic nature of the chemical products and the machines, and (6) breach of implied warranties as to the fitness of the chemical products and machines for intended uses, merchantability, and lack of defects.

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

In addition, the Company is a defendant in several other legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

RIGHTS OFFERING AND STOCKHOLDER’S RIGHT PLAN

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

The purpose of this rights offering was to raise equity capital in a cost-effective manner.  Approximately $7,564,000 of the proceeds were used for debt repayment and the remainder invested in short-term money market securities for anticipated working capital needs and general corporate purposes.  A portion of the net proceeds may also ultimately be used to acquire or invest in businesses, products and technologies that our management believes are complementary to the Company’s business.  Remaining unused proceeds are currently invested in short-term money market securities.

In addition, on January 22, 2007, the Company entered into a stockholders rights plan (the “Rights Plan”).  The Rights Plan provides for a dividend distribution of one common stock purchase right for each outstanding share of the Company’s common stock.  The Company’s Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company’s ability to realize the benefits of its net operating losses (“NOLs”) and capital loss carryforwards.  The Company has experienced substantial operating and capital losses in previous years.  Under the Internal Revenue Code and rules promulgated by the Internal Revenue Service (the “IRS”), the Company may “carry forward” these losses in certain circumstances to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions.  Assuming that the Company has future earnings, the Company may be able to realize the benefits of NOLs and capital loss carryforwards.  These NOLs and capital loss carryforwards constitute a substantial asset to the Company.  If the Company experiences an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs and capital loss carryforwards could be substantially limited or lost altogether.  The Rights Plan imposes a significant penalty upon any person or group that acquires more than a certain percentage of the Company’s common stock by allowing other shareholders to acquire equity securities at half their fair values.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment and are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended August 2, 2008, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2008 (this “Quarterly Report”) for discussions of the Company’s segments.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 2, 2008.  Within these policies, the Company has identified the accounting for revenue recognition, deferred tax assets, the allowance for obsolete and excess inventory and goodwill as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

Revenue Recognition

The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sale price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed.  The Company maintains a sales return allowance, based upon historical patterns, to cover estimated normal course of business returns, including defective or out of specification product.  The Company’s products are covered primarily by one-year warranty plans and in some cases optional extended warranties for up to five years are offered.  The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  The Company recognizes service revenue when repairs or out of warranty repairs are completed.  The Company has an FDA obligation to continue to provide repair service for certain medical systems for up to seven years past the warranty period.  These repairs are billed to the customers at market rates.

Deferred Income Taxes

The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” whereby it recognize deferred income tax assets and liabilities for temporary differences between financial reporting basis and income tax reporting basis and for tax credit carryforwards.

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

For fiscal year 2008, the Company recorded operating income on a consolidated basis.  The Company’s foreign tax reporting entity was profitable and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended November 1, 2008, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at November 1, 2008 will be realized.

The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation that reduces tax rates effective for the Company’s fiscal year 2009.  The fiscal quarter ended November 1, 2008 income tax expense includes a charge that reduces the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from the income tax rate reduction.

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction.  Tax years since 2003 are open pursuant to statutes in Italy and tax years since 2004 are open pursuant to statutes in the United States.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of November 1, 2008, there were no material interest or penalty amounts to accrue.

Obsolete and excess inventory

The Company re-evaluates allowance for obsolete inventory once a quarter, and this allowance comprises the most significant portion of our inventory reserves.  The re-evaluation of reserves is based on a written policy, which requires at a minimum that reserves be established based on our analysis of historical actual usage on a part-by-part basis.  In addition, if management learns of specific obsolescence in addition to this minimum formula, these additional reserves will be recognized as well.  Specific obsolescence might arise due to a technological or market change, or based on cancellation of an order.  As we typically do not purchase inventory substantially in advance of production requirements, we do not expect cancellation of an order to be a material risk.  However, market or technology changes can occur.

Valuation of finished goods inventories

In addition, the Company uses certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of November 1, 2008, finished goods represented approximately 27.2% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended November 1, 2008 Compared to three Months Ended October 27, 2007

Consolidated net sales for the first quarter of fiscal 2009 decreased 16.6% to $22.3 million from $26.7 million in the first quarter of fiscal 2008, due to decreased sales at the Medical Systems Group.  Net sales at the Medical Systems Group declined 18.8% to $19.6 million from the comparable prior year period, due to decreased international sales volume attributable to an unusually favorable prior year shipment level on an international contract partially offset by increased domestic medical equipment shipments.  Sales at the Power Conversion Group during the first quarter of fiscal 2009 were $2.7 million, roughly equivalent to sales in the comparable prior year period.

Consolidated backlog at November 1, 2008 was $23.4 million as compared to $25.7 million at October 27, 2007.  Backlog at the Medical Systems Group increased $0.1 million from August 2, 2008.  Backlog at Power Conversion Group increased $0.6 million to $6.0 million from levels at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Consolidated gross margin decreased to 23.8% of sales during the first quarter of fiscal 2009 from 24.1% of sales in the first quarter of fiscal 2008, due to the impact of lower sales volume.  Gross margin at the Medical Systems Group during the first quarter of fiscal 2009 declined to 22.1% from 22.7% in the prior year’s first quarter attributable to the reduced international shipments partially offset by increased margin on domestic shipments. Gross margin at Power Conversion Group decreased to 36.1% from 36.5% in the first quarter of fiscal 2008.

Total operating expense increased $1.3 million to $5.5 million in the first quarter of 2009 from $4.2 million in the same period one year ago.  This increase was primarily due to expenses related to the additional $1.2 million litigation settlement reserves in the Moeller case discussed in the notes of this document, travel expenses related to developing sourcing alliances in Asia and restructuring expenses.  Research and development expenses in the first quarter of fiscal 2009 of $0.5 million was equal to research and development expense in the comparable prior year period, reflecting the Company’s continued investment in new product development.

Operating loss for the first quarter of fiscal 2009 was $(0.2) million compared to operating income of $2.2 million in the comparable prior year period.  Operating loss at the Medical Systems Group was $(0.3) million compared to operating income of $2.2 million in the first quarter of fiscal 2008 due primarily to the settlement of litigation noted above and due to volume reduction from international shipments and increased income from domestic operations.  Power Conversion Group generated operating income of $0.4 million, equivalent to operating income in the comparable prior year period.  Unallocated corporate expenses for the first quarter of fiscal 2009 totaled $0.3 million as compared to $0.4 million in the comparable prior year period.

Net loss in the first quarter of fiscal 2009 was $(0.6) million, or $(0.03) per diluted share, compared to net income of $1.1 million, or $0.04 per diluted share in the comparable prior year period.  For the first quarter of fiscal 2009, there were approximately 24.3 million weighted average common shares diluted outstanding (“shares outstanding”) as compared to 24.7 million shares outstanding diluted in the first quarter of fiscal 2008.  The decrease in diluted shares outstanding was due to the impact of dilutive warrants that expired August 2, 2008, and the expiration of unexercised employee stock options.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company funds it’s investing and working capital needs through a combination of cash flow from operations, short-term credit facilities and the proceeds of the Rights Offering described below.

Working Capital — At November 1, 2008 and August 2, 2008, our working capital was approximately $28.2 million and $31.2 million, respectively.  The decrease in working capital for the first three months of fiscal 2009 related primarily to an increase in accrued liabilities due to the reserve established for the settlement of litigation noted above and decreases in ending accounts receivable and prepaid expenses.

At November 1, 2008 and August 2, 2008, we had approximately $9.6 million and $7.9 million, respectively, in cash and cash equivalents.  This increase is primarily due to cash generated from operations.  As of November 1, 2008, we had approximately $6.4 million of excess borrowing availability under our domestic revolving credit facility compared to $9.0 million at October 27, 2007.

In addition, as of November 1, 2008 and August 2, 2008, our Villa subsidiary had an aggregate of approximately $11.7 million and $13.5 million of excess borrowing availability under its various short-term credit facilities, respectively.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

Cash Flows from Operating Activities – For the three months ended November 1, 2008, the Company generated approximately $2.8 million of cash from operations, compared to a use of ($1.7) million in the comparable prior fiscal year period.  The increase is largely due to aggressive payables management and collection of receivable balances in the first quarter of 2009.

Cash Flows from Investing Activities — The Company made $0.09 million of facility improvements and capital equipment expenditures for the three months ended November 1, 2008, which was equal to the facility improvements and capital equipment expenditures for the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the three-month period ended November 1, 2008, the Company repaid a total of approximately $0.5 million of indebtedness on our Italian borrowings, as compared to $0.3 million in the comparable prior fiscal year period.  In addition, the Company received $0.1 million in payment of the exercise price of warrants in the first quarter of fiscal 2008.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended August 2, 2008, have not changed materially at November 1, 2008.

As of November 1, 2008 and August 2, 2008, we did not have any outstanding borrowings under our revolving credit facilities in the U.S. or Italy.  The U.S. term loan was extinguished and the revolver was paid down to $0 with a portion of the proceeds received from a March 2007 Rights Offering.

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility.  In March 2007, the Company used a portion of the proceeds from the Rights Offering described below to pay all outstanding balances under this facility as well as $2.505 million of subordinated notes then outstanding and $1.46 million in related interest.

On June 1, 2007, the North Fork Facility was amended and restated.  As restated, the North Fork Facility provides for a $7.5 million formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility up to $1.5 million.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 0.5% or alternatively at a LIBOR rate plus 2.5%.  Other changes to the terms and conditions of the original loan agreement include an extension through May 24, 2010, the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

As of November 1, 2008 and August 2, 2008, no amounts were outstanding and the Company had approximately $6.4 million and $9.0 million of availability respectively under the North Fork Facility, of which North Fork has reserved $1.0 million against possible litigation settlements.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S.

On November 26, 2008 the Company requested and was granted consent by Capital One Leverage Finance Corp., who acquired Northfork Business Capital during fiscal year 2008, to repurchase up to 2,424,616 shares, or up to $3.0 million (approximately 10%), of Del Global’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2.0 million of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  Terms of the common stock repurchase program are detailed below.

In addition, on November 26, 2008 the Company requested and was granted consent by Capital One Leverage Finance Corp to relocate the chief executive office and principal place of business within the Chicago, Illinois area.

There are certain covenants, including tangible net worth that the Company must meet.  As of November 1, 2008 and August 2, 2008, the Company was in compliance with all covenants under the North Fork Facility.

The Company’s Villa subsidiary maintains short-term credit facilities that are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at November 1, 2008 is $0.  Interest rates on these facilities are variable and currently range from 3.7 – 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1 million Euro upon completion of 50% of the projects.  In April 2008, the Company declined the option for additional financing and demonstrated successful completion of the project, triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the first fiscal quarter of 2009 to Euribor plus 1.04 points, currently 6.004%.  The note is repayable over a 7 year term.  Repayment began in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 6.227%.  The loan is repayable in 4 years.

Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At November 1, 2008, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation, which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

COMMON STOCK REPURCHASE PROGRAM

On November 26, 2008, the Company’s Board of Directors authorized the repurchase of up to 2,424,616 shares, or up to $3.0 million (approximately 10%), of Del Global’s outstanding shares of common stock, par value $0.10.  In connection with this share repurchase program, the Company entered into a Rule 10b5-1 sales trading plan agreement with Mutual Securities, Inc. (the “Trading Plan Agreement”), which is effective from and including November 26, 2008 through November 25, 2009, unless earlier terminated.

On November 26, 2008, the Company also entered into an amendment (the “First Amendment to Rights Agreement”) to the Rights Agreement dated as of January 22, 2007, between the Company and Continental Stock Transfer & Trust Company, as the rights agent (the “Rights Agreement”).  Pursuant to the First Amendment to Rights Agreement, the definition of an “Acquiring Person” set forth in Section 1(a) of the Rights Agreement has been amended to provide that a person shall not be deemed to have become an “Acquiring Person” solely as a result of the acquisition of shares of common stock of the Company by the Company, that by reducing the number of shares of common stock outstanding, increases the percentage of shares beneficially owned by such person.

RIGHTS OFFERING AND STOCKHOLDER RIGHTS PLAN

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

In addition, on January 22, 2007, the Company entered into a stockholder rights plan (the “Rights Plan”).  The Rights Plan provides for a dividend distribution of one Common Stock purchase right for each outstanding share of the Company’s Common Stock.  The Company’s Board of Directors adopted the Rights Plan to protect stockholder value by protecting the Company’s ability to realize the benefits of its net operating losses (“NOLs”) and capital loss carryforwards.  The Company has experienced substantial operating and capital losses in previous years.  Under the Internal Revenue Code and rules promulgated by the IRS, the Company may “carry forward” these losses in certain circumstances to offset current and future earnings and thus reduce its federal income tax liability, subject to certain requirements and restrictions.  Assuming that the Company has future earnings, the Company may be able to realize the benefits of NOLs and capital loss carryforwards.  These NOLs and capital loss carryforwards constitute a substantial asset to the Company.  If the Company experiences an “Ownership Change,” as defined in Section 382 of the Internal Revenue Code, its ability to use the NOLs and capital loss carryforwards could be substantially limited or lost altogether.  In general terms, the Rights Plan imposes a significant penalty upon any person or group that acquires certain percentages of the Company’s common stock by allowing other shareholders to acquire equity securities at half their fair values.

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

The Company’s employment agreement with Mr. Park provided for payments upon certain changes in control.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and Mr. Park.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003.  Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were fully submitted to the court for consideration.

By memorandum decision and order dated December 15, 2008, the court denied the Company’s motion for summary judgment, and granted Mr. Park’s motion for partial summary judgment (a) on his first counterclaim seeking a declaration that he is entitled to a change in control payment from the Company and an order that such payment be made to him together with interest and (b) on his third counterclaim for a declaration that he is entitled to recover his legal fees and expenses reasonably incurred by him in, as he alleges, enforcing the terms of his employment agreement with the Company and an order directing payment of such fees.  The court’s decision and order granted summary judgment on Mr. Park’s third counterclaim to the extent of concluding that the amendment to Mr. Park’s employment agreement, providing for the Company to pay his legal fees reasonably incurred in his enforcement of the terms of the employment agreement was valid.  The Company intends to defend vigorously against Mr. Park’s claims, including seeking the reversal of the court’s decision and order.

If Mr. Park ultimately prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity.  The Company has not recorded an accrual for any potential settlements of this claim.

On May 24, 2007, the Company’s Power Conversion subsidiary, RFI, was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government, as well as to its commercial customers.

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

On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict.  On September 12, 2008, the Company and the other defendants filed an amended notice of appeal intending to pursue an appeal seeking a reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller can collect the amount of judgment entered by the trial court in the event the appellate court affirms that judgment.

On December 10, 2008, the parties agreed to the principal terms of a settlement of this matter for payments by the Company to Mr. Moeller and his counsel, totaling $1.6 million, and are in the process of negotiating a definitive settlement agreement.  In the first quarter of fiscal 2009, the Company recorded an additional reserve of $1.2 million relating to settlement of this matter.

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007.  George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of November 30, 2008, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

In December 2007, the Company was added to an action (Diamond v. Allied Diagnostic Imaging Resources, Inc., et al. (Superior Court, County of Los Angeles; Case No. BC362544)) brought against several other defendants in which the plaintiff alleges that she is the wife of a chiropractor who died in June 2005.  Plaintiff alleges that her husband was exposed to chemical products used in developing x-ray film and cleaning film processing machines and worked with x-ray film processing machines and x-ray machines, and that the defendants manufactured, supplied or serviced the chemical products and machines.  The complaint further alleges that the decedent was exposed to toxic chemicals and radiation from the chemical products used on or in the machines, which caused “serious injuries to his internal organs, including acute myelogenous leukemia,” resulting in his death.

The complaint alleges the following six claims against the defendants: (1) negligence in manufacturing and distributing the chemical products and machines, servicing the machines, and failing adequately to warn decedent of the hazards of the chemical products and machines, (2) violation of a California statute and regulation by failing to determine whether the chemical products caused health hazards and failing to label or identify in material safety data sheets a health hazard relating to acute myelogenous leukemia, (3) strict products liability for failing to warn adequately of the chemical products’ and machines’ health hazards, (4) strict products liability for defects in the design of the chemical products and machines, (5) fraudulent concealment of the toxic and carcinogenic nature of the chemical products and the machines, and (6) breach of implied warranties as to the fitness of the chemical products and machines for intended uses, merchantability, and lack of defects.

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

The Company is a defendant in several other legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

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

The Company does not hold market risk sensitive instruments for trading purposes.  The Company, however, recognizes market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 2, 2008.

Item 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including James A. Risher, Chief Executive Officer, and Mark A. Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s employment agreement with Mr. Park provided for payments upon certain changes in control.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, had reviewed the “change of control” provisions regarding payments totaling up to approximately $1.8 million under the employment agreement between the Company and Mr. Park.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors has determined that no obligation to pay these amounts has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay these amounts has been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including these change of control payments.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding advancement and reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003.  Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were fully submitted to the court for consideration.

By memorandum decision and order dated December 15, 2008, the court denied the Company’s motion for summary judgment, and granted Mr. Park’s motion for partial summary judgment (a) on his first counterclaim seeking a declaration that he is entitled to a change in control payment from the Company and an order that such payment be made to him together with interest and (b) on his third counterclaim for a declaration that he is entitled to recover his legal fees and expenses reasonably incurred by him in, as he alleges, enforcing the terms of his employment agreement with the Company and an order directing payment of such fees.  The court’s decision and order granted summary judgment on Mr. Park’s third counterclaim to the extent of concluding that the amendment to Mr. Park’s employment agreement, providing for the Company to pay his legal fees reasonably incurred in his enforcement of the terms of the employment agreement was valid.  The Company intends to defend vigorously against Mr. Park’s claims, including seeking the reversal of the court’s decision and order.

If Mr. Park ultimately prevails on his claims and the payments he seeks are required to be paid in a lump sum, these payments may have a material adverse effect on the Company’s liquidity.  The Company has not recorded an accrual for any potential settlements of this claim.

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

On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict.  On September 12, 2008, the Company and the other defendants filed an amended notice of appeal intending to pursue an appeal seeking a reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller can collect the amount of judgment entered by the trial court in the event the appellate court affirms that judgment.

On December 10, 2008, the parties agreed to the principal terms of a settlement of this matter for payments by the Company to Mr. Moeller and his counsel, totaling $1.6 million, and are in the process of negotiating a definitive settlement agreement.  In the first quarter of fiscal 2009, the Company recorded an additional reserve of $1.2 million relating to settlement of this matter.

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007.  George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of November 30, 2008, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

Other Legal Matters – On May 24, 2007, the Company’s Power Conversion subsidiary, RFI, was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government, as well as to its commercial customers.

In December 2007, the Company was added to an action (Diamond v. Allied Diagnostic Imaging Resources, Inc., et al. (Superior Court, County of Los Angeles; Case No. BC362544)) brought against several other defendants in which the plaintiff alleges that she is the wife of a chiropractor who died in June 2005.  Plaintiff alleges that her husband was exposed to chemical products used in developing x-ray film and cleaning film processing machines and worked with x-ray film processing machines and x-ray machines, and that the defendants manufactured, supplied or serviced the chemical products and machines.  The complaint further alleges that the decedent was exposed to toxic chemicals and radiation from the chemical products used on or in the machines, which caused “serious injuries to his internal organs, including acute myelogenous leukemia,” resulting in his death.

The complaint alleges the following six claims against the defendants: (1) negligence in manufacturing and distributing the chemical products and machines, servicing the machines, and failing adequately to warn decedent of the hazards of the chemical products and machines, (2) violation of a California statute and regulation by failing to determine whether the chemical products caused health hazards and failing to label or identify in material safety data sheets a health hazard relating to acute myelogenous leukemia, (3) strict products liability for failing to warn adequately of the chemical products’ and machines’ health hazards, (4) strict products liability for defects in the design of the chemical products and machines, (5) fraudulent concealment of the toxic and carcinogenic nature of the chemical products and the machines, and (6) breach of implied warranties as to the fitness of the chemical products and machines for intended uses, merchantability, and lack of defects.

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

In addition, the Company is a defendant in several other legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

Item 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended August 2, 2008 have not materially changed.

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

Dated:  December 16, 2008