Form 10-Q
period 2009-01-31
DEL GLOBAL TECHNOLOGIES CORP
filed 2009-03-17
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

The number of shares of Registrant’s common stock outstanding as of March 13, 2009 was 22,718,306.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Table of Contents

		Page No.

PART I	FINANCIAL INFORMATION
	ITEM 1 FINANCIAL STATEMENTS	3
	Consolidated Statements of Operations for the Three Months and Six Months Ended January 31, 2009 and January 26, 2008	3
	Consolidated Balance Sheets - January 31, 2009 and August 2, 2008	4-5
	Consolidated Statements of Cash Flows for the Six Months ended January 31, 2009 and January 26, 2008	6
	Notes to Consolidated Financial Statements	7-17
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-27
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
	Item 4. CONTROLS AND PROCEDURES	27-28

PART II -	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	28-31
	Item 1A. RISK FACTORS	31
	Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
	Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
	Item 6. EXHIBITS	32
	SIGNATURES	33
	EX-31.1 (EX-31.1): Certification
	EX-31.2 (EX-31.2): Certification
	EX-32.1 (EX-32.1): Certification
	EX-32.2 (EX-32.2): Certification

PART I                      FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008

NET SALES	$24,735	$29,894	$47,026	$56,609
COST OF SALES	18,935	22,404	35,919	42,689
GROSS MARGIN	5,800	7,490	11,107	13,920

Selling, general and administrative	3,862	4,165	7,705	7,905
Research and development	507	657	996	1,137
Litigation settlement and reserves	2,500	60	3,700	60
Total operating expenses	6,869	4,882	12,401	9,102
OPERATING INCOME (LOSS)	(1,069)	2,608	(1,294)	4,818

Interest expense, net of interest income of $19 and $45 for the three and six months ended in 2009, respectively; $37 and $90 for the three and six months ended in 2008	(45)	(79)	(101)	(149)
Other income (expense)	(136)	63	(68)	56
INCOME(LOSS) BEFORE INCOME TAX PROVISION	(1,250)	2,592	(1,463)	4,725
INCOME TAX PROVISION	550	1,165	946	2,191
NET INCOME (LOSS)	$(1,800)	$1,427	$(2,409)	$2,534
NET INCOME (LOSS) PER BASIC SHARE	$(0.08)	$0.06	$(0.10)	$0.10
Weighted average shares outstanding	23,459,991	24,179,569	23,853,078	24,170,488
NET INCOME (LOSS) PER DILUTED SHARE	$(0.08)	$0.06	$(0.10)	$0.10
Weighted average shares outstanding	23,459,991	24,792,001	23,853,078	24,757,196

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

ASSETS

	January 31, 2009	August 2, 2008

CURRENT ASSETS:
Cash and cash equivalents	$9,684	$7,828
Trade receivables net of allowance for doubtful accounts of $1,512 and $1,400 at January 31, 2009 and August 2, 2008, respectively	20,449	25,218
Inventories net of allowance for excess and obsolete of $3,929 and $4,435 at January 31, 2009 and August 2, 2008, respectively	18,464	18,439
Prepaid expenses and other current assets	1,861	2,085
Total current assets	50,458	53,570

NON-CURRENT ASSETS:
Property plant and equipment, net	6,516	7,377
Deferred income taxes	646	770
Goodwill	4,526	4,526
Other assets	83	110
Total non-current assets	11,771	12,783
TOTAL ASSETS	$62,229	$66,353

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2009	August 2, 2008

CURRENT LIABILITIES:
Current portion of long-term debt	$1,607	$1,797
Accounts payable – trade	15,720	12,191
Accrued expenses	9,210	8,378
Total current liabilities	26,537	22,366

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	3,175	4,504
Other long-term liabilities	2,595	3,320
Total non-current liabilities	5,770	7,824
Total liabilities	32,307	30,190

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 50,000,000; issued 24,900,629 and 24,897,723 at January 31, 2009 and August 2, 2008, respectively	2,490	2,490
Additional paid-in capital	80,565	80,398
Treasury shares – 2,182,323 shares and 654,464 outstanding shares, at cost at January 31, 2009 and August 2, 2008, respectively	(7,176)	(5,615)
Accumulated other comprehensive income	1,814	4,252
Accumulated deficit	(47,771)	(45,362)
Total shareholders' equity	29,922	36,163
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,229	$66,353

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	January 31, 2009	January 26, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,409)	$2,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	550	476
Deferred income tax provision	34	(99)
Stock based compensation expense	168	256
Other	-	60
Changes in operating assets and liabilities:
Trade receivables	2,629	(1,377)
Inventories	(1,481)	1,347
Prepaid expenses and other current assets	74	588
Other assets	23	39
Accounts payable – trade	4,462	(971)
Accrued expenses	1,605	1,157
Payment of accrued litigation settlement costs	(60)	-
Income taxes payable	-	(764)
Other long-term liabilities	(346)	(219)
Net cash provided by operating activities	5,249	3,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(310)	(434)

Net cash used in investing activities	(310)	(434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(791)	(556)
Proceeds from stock option exercises	-	4
Proceeds from warrant exercises	-	82
Purchase of treasury shares	(1,561)	-

Net cash used in financing activities	(2,352)	(470)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(731)	384
CASH AND CASH EQUIVALENTS INCREASE FOR THE PERIOD	1,856	2,507
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,828	7,860
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$9,684	$10,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$69	$212
Taxes	947	3,137

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Del Global Technologies Corp. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X .  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended August 2, 2008.  Certain prior year’s amounts have been reclassified to conform to the current period presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.  The Statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company has evaluated the requirements of SFAS 161, and determined that it does not have a material impact.

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

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. This statement is effective for the Company on August 2, 2009. The Company is currently evaluating the requirements SFAS No. 157 for nonfinancial assets and liabilities and does not expect it to have a material impact.

In February 2007, the FASB released SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.   The Company is currently evaluating the requirements SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” and does not expect it to have a material impact on the financial statements.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of January 31, 2009, finished goods represented approximately 23.0% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

Inventories at January 31, 2009 and August 2, 2008 is as follows:

	January 31, 2009	August 2, 2008
Raw materials and purchased parts	$14,898	$13,920
Work-in-process	2,354	2,526
Finished goods	5,141	6,428
	22,393	22,874
Less allowance for obsolete and excess inventories	(3,929)	(4,435)
Total inventories	$18,464	$18,439

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

The activity in the warranty reserve accounts in the first three and six months of fiscal 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008
Balance at beginning of period	$902	$1,168	$1,077	$1,065
Provision for anticipated warranty claims	17	206	86	365
Costs incurred related to warranty claims	(145)	(74)	(302)	(178)
Effect of foreign currency fluctuation	64	30	(23)	78
Balance at end of period	$838	$1,330	$838	$1,330

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

INCOME TAX EXPENSE

The Company’s foreign subsidiary operates in Italy.  In fiscal 2008, Italy enacted legislation that reduced tax rates effective for the Company’s fiscal year 2009.  The foreign subsidiary’s net deferred income tax asset at January 31, 2009 reflects the impact of the income tax rate reduction.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive income for the fiscal 2009 and 2008 periods presented was as follows:

	Three Months Ended		Six Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008
Net income (loss)	$(1,800)	$1,427	$(2,409)	$2,534
Foreign currency translation adjustments	(698)	570	(2,438)	1,204
Comprehensive income (loss)	$(2,498)	$1,997	$(4,847)	$3,738

INCOME (LOSS) PER SHARE

Common shares outstanding exclude 2,182,323 and 622,770 shares of treasury stock for the periods ended January 31, 2009 and January 26, 2008, respectively.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Six Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008

Numerator:
Net income (loss)	$(1,800)	$1,427	$(2,409)	$2,534
Denominator: (shares in thousands)

Weighted average number of common shares outstanding used for basic income per share	23,459	24,180	23,853	24,170
Effect of dilutive securities	-	612	-	587

Denominator for diluted income per share	23,459	24,792	23,853	24,757
Income (loss) per common share:
Basic	$(0.08)	$0.06	$(0.10)	$0.10
Diluted	$(0.08)	$0.06	$(0.10)	$0.10

Antidilutive securities excluded from above computations:

	Three Months Ended		Six Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008

Employee stock options	2,223	950	1,984	1,031
Warrants	513	--	513	--

SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

The Company did not have any outstanding borrowings under its short-term credit facilities at January 31, 2009 or August 2, 2008.

Long term debt at January 31, 2009 and August 2, 2008 is summarized as follows:

	January 31, 2009	August 2, 2008
Foreign capital lease obligations	$2,120	$2,639
Foreign credit facilities	1,973	2,703
Foreign Italian government loans	689	959
Total long term debt	4,782	6,301
Less current portion of long-term bank debt	(1,607)	(1,797)
Long term debt, less current portion	$3,175	$4,504

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility.  In March 2007, the Company used a portion of the proceeds from a 2007 rights offering (the “Rights Offering”) to pay all outstanding balances under this facility as well as $2,505 of subordinated notes then outstanding and $146 in related interest.  Total proceeds to the Company from the Rights Offering, net of $300 of expenses related to the Rights Offering, were $12,400.

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

As of January 31, 2009 and August 2, 2008, no amounts were outstanding and the Company had approximately $6,400 and $9,000 of availability respectively under the North Fork Facility, of which North Fork has reserved $1,000 against possible litigation settlements.  This difference in borrowing availability was due to the issuance of a irrevocable standby letter of credit in the amount of $2,600 (the “Moeller LC”), which the Company filed in lieu of a bond in connection with the Moeller litigation described below, by which Mr. Moeller could collect the amount of the judgment entered by the trial court in the event the appellate court affirmed that judgment.  The Moeller LC was terminated on February 2, 2009.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S.

The company received a dividend from its Villa subsidiary in December 2008 of approximately $1,812 which was used to repurchase the Company’s outstanding common stock pursuant to the common stock repurchase program described below.

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

On various dates in December 2008 the Company repurchased a total of 1,527,859 common shares then outstanding at a total cost of approximately $1,600.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

In addition, on November 26, 2008 the Company requested and was granted consent by Capital One Leverage Finance Corp to relocate the chief executive office and principal place of business within the Chicago, Illinois area.

There are certain covenants, including tangible net worth that the Company must meet. As of January 31, 2009 and August 2, 2008, the Company was in compliance with all covenants under the North Fork Facility.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at January 31, 2009 is $0.  Interest rates on these facilities are variable and currently range from 3.7 – 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1.0 million Euro upon completion of 50% of the projects.  In April 2008, the Company declined the option for additional financing and demonstrated successful completion of the project, triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the first fiscal quarter of 2009 to Euribor plus 1.04 points, currently 4.322%.  The note is repayable over a 7 year term. Repayment began in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 3.809%.  The loan is repayable in 4 years.

Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At January 31, 2009, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended January 31, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$21,548	$3,187	-	$24,735
Cost of sales	16,960	1,975	-	18,935
Gross margin	4,588	1,212		5,800

Operating expenses	2,230	634	4,005	6,869
Operating income (loss)	$2,358	$578	$(4,005)	$(1,069)

For three months ended January 26, 2008	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$27,230	$2,664	$-	$29,894
Cost of sales	20,695	1,709	-	22,404
Gross margin	6,535	955	-	7,490

Operating expenses	3,805	697	380	4,882
Operating income (loss)	$2,730	$258	$(380)	$2,608

For six months ended January 31, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$41,107	$5,919	-	$47,026
Cost of sales	32,199	3,720	-	35,919
Gross margin	8,908	2,199		11,107

Operating expenses	6,885	1,245	4,271	12,401
Operating income (loss)	$2,023	$954	$(4,271)	$(1,294)

For six months ended January 26, 2008	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$51,313	$5,296	-	$56,609
Cost of sales	39,311	3,378	-	42,689
Gross margin	12,002	1,918		13,920

Operating expenses	7,034	1,284	784	9,102
Operating income (loss)	$4,968	$634	$(784)	$4,818

STOCK OPTION PLAN AND WARRANTS

There were no stock options granted during the first quarter of fiscal 2009.

During the second quarter of fiscal year 2009, the Company granted options to purchase 229,000 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $1.00 per share.  The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $153.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 68%, risk free interest rate of 2.78% and the assumption that no dividends will be paid.

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

In the second quarter of fiscal 2009 and 2008, the Company recorded $115 and $84, respectively, of compensation expense related to stock options.  In the six months ended January 31, 2009 and January 26, 2008, the Company recorded $168 and $256, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first six months of fiscal 2009.  During the second quarter and first six months of fiscal 2008, 2,500 stock options were exercised for cash proceeds to the Company of $4 and an intrinsic value of $3.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

No warrants were exercised during the first six months of fiscal 2009.  During the first quarter of fiscal 2008, 47,527 warrants were exercised for cash proceeds to the Company of $68.  During the second quarter of fiscal 2008, 3,380 warrants were exercised for cash proceeds to the Company of $14.

As of January 31, 2009 and January 26, 2008, 512,500 and 525,109 warrants to purchase common stock were outstanding, respectively. The warrants expire on March 28, 2009.

CONTINGENCIES

EMPLOYMENT MATTERS – The Company had an employment agreement with Samuel Park, a previous Chief Executive Officer (“CEO”), for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company as defined in the agreement.  On October 9, 2003, the Company terminated Mr. Park’s employment, and on October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance of salary remaining under Mr. Park’s employment agreement.

The Company’s employment agreement with Mr. Park provided for payments upon a change in control as defined in the agreement.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, reviewed the “change in control” provisions in the employment agreement between the Company and Mr. Park, regarding a payment to him in the event of a change in control as defined in the agreement.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to make the payment has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay him for a change in control had been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including a change in control payment.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003 and a declaration that the amendment on legal fees incurred by him was valid and enforceable.  Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments or the declaration of validity and enforceability of the legal fees amendment.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were fully submitted to the court for consideration.

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

By motion served on February 2, 2009, as amended by reply papers served by Mr. Park on February 25, 2009, Mr. Park sought entry of judgment in the amount of $2,153,412, along with post-judgment interest thereon, on Mr. Park’s first counterclaim (change in control payment) and on his third counterclaim (in the amount of the attorneys’ fees and disbursements incurred by him through November 30, 2008).  The motion also sought as part of the judgment a direction that Del Global pay Park’s attorneys’ fees and disbursements incurred in the action from on and after December 1, 2008 within thirty days after Mr. Park submits to the Company written notice thereof.

Mr. Park’s counsel advised the Court by letter in January 2009 that in his second counterclaim, which was not a subject of any of the motions for summary judgment previously made in the action, Mr. Park seeks a total of approximately $920,000 in alleged damages and interest thereon.  This total includes the following items allegedly owed to him in the following approximate amounts:  $605,000 for stock options, $193,000 (subsequently changed to $174,000) for bonus for fiscal year 2004 pro rated to April 30, 2004, $81,000 for unused vacation, and $41,000 for business expenses.

On March 6, 2009, the parties reached an agreement in principal to settle the action for payments by the Company to Mr. Park and his counsel totaling $2.5 million, all subject to a written settlement agreement being signed by the parties.  In contemplation of settlement, the Court dismissed the action subject to either party requesting that it be restored to the calendar by letter to the Court before March 23, 2009.

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

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical Imaging Corp. (“Del Medical”), commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

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

On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict.  On September 12, 2008, the Company and the other defendants filed an amended notice of appeal intending to pursue an appeal seeking a reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller could collect the amount of judgment entered by the trial court in the event the appellate court affirms that judgment.

By Settlement Agreement and Release signed by the parties in January 2009, the parties agreed to a settlement of this matter for payments by the Company to Mr. Moeller and his counsel, totaling $1.6 million, which payments have been made.  In the first quarter of fiscal 2009, the Company recorded an additional reserve of $1.2 million relating to settlement of this matter.

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of March 13, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

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

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (this “Quarterly Report”) for discussions of the Company’s segments.

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

For fiscal year 2008, the Company recorded operating income on a consolidated basis.  The Company’s foreign tax reporting entity was profitable and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended January 31, 2009, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at January 31, 2009 will be realized.

The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation that reduces tax rates effective for the Company’s fiscal year 2009.  The fiscal quarter ended January 31, 2009 income tax expense includes a charge that reduces the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from the income tax rate reduction.

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction.  Tax years since 2003 are open pursuant to statutes in Italy and tax years since 2004 are open pursuant to statutes in the United States.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of January 31, 2009, there were no material interest or penalty amounts to accrue.

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

Valuation of finished goods inventories

In addition, the Company uses certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For the interim periods of certain subsidiaries, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of January 31, 2009, finished goods represented approximately 23.0% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three Months and Six Months Ended January 31, 2009 Compared to Three and Six Months Ended January 26, 2008

Consolidated net sales of $24.7 million for the second quarter of fiscal 2009 reflect a decrease of $5.2 million or 17.4% from fiscal 2008 second quarter net sales of $29.9 million due to decreased sales in our Medical Systems Group in fiscal 2009.  The Medical Systems Group’s second quarter fiscal 2009 sales of $21.5 million were $5.7 million or 20.9 % less than the prior year’s second quarter with decreases primarily due to decreased international sales volume attributable to a favorable prior year shipment level on an expired international contract partially offset by increased domestic medical equipment shipments. Sales at the Power Conversion Group during the second quarter of fiscal 2009 were $3.2 million, approximately $0.5 million more than prior year’s sales, this increase was due to stronger sales bookings in the current period.

Consolidated net sales of $47.0 million for the first six months of fiscal 2009 reflect a decrease of $9.6 million or 16.9% from fiscal 2008 net sales of $56.6 million, due to decreased sales in our Medical Systems Group in fiscal 2009.  Sales at the Medical Systems Group for the first half of fiscal 2009 of $41.1 million reflect a decrease of $10.2 million or 19.9 % from the prior year’s first half, primarily due to decreased international sales volume attributable to a favorable prior year shipment level on an expired international contract partially offset by increased domestic medical equipment shipments, as noted above.  The Power Conversion Group’s sales for the first half of fiscal 2009 of $5.9 million were approximately $0.6 million more than prior year’s sales due to stronger sales bookings in the current period.

Consolidated backlog at January 31, 2009 was $17.6 million compared to a backlog at August 2, 2008 of approximately $22.7 million.  The backlog in the Power Conversion Group of $5.3 million reflects a decrease of $0.1 million from levels at the beginning of the fiscal year.  In addition, the Company’s Medical System segment experienced a decrease in second quarter backlog of $5.0 million from August 2, 2008, this decrease was due to a weak global economy, resulting in lower bookings during the first six month period of fiscal 2009.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margins as a percent of sales were 23.4% for the second quarter of fiscal 2009, compared to 25.1% in the second quarter of fiscal 2008.  The Power Conversion Group’s gross margins for the second quarter of fiscal 2009 were 37.9%, versus 35.9% in the prior year second quarter, reflecting increased margins in product mix and steady production costs.  For the Medical Systems Group, second quarter of fiscal 2009 gross margins of 21.3% were lower than gross margins of 24.0 % in the second quarter of fiscal 2008 due primarily to increased sales in our digital products.  Generally, digital products have a higher selling price than the non-digital product offerings, but they also have a higher cost resulting in lower gross margin percentages.

Gross margins as a percent of sales were 23.6% for the first six months of fiscal 2009, compared to 24.6% for the first six months of fiscal 2008, this was due to increased sales of digital products with a lower gross margin as discussed above.

Total operating expenses increased $2.0 million to $6.9 million in the second quarter of fiscal 2009 from $4.9 million for the same period in the prior fiscal year.  This increase was primarily due to a $2.5 million litigation settlement reserve for a legal settlement with a former employee, offset by reduced selling and administration and travel expenses during the second quarter of fiscal 2009.  Research and development expenses in the second quarter of fiscal 2009 of $0.5 million were $0.2 million lower compared to the same period in the prior year, primarily due to the effect of favorable currency translation rates.

Operating loss for the second quarter of fiscal 2009 was $(1.1) million compared to operating income of $2.6 million in the comparable prior year period.  Operating income at the Medical Systems Group for the second quarter of fiscal 2009 was $2.4 million compared to $2.7 million for the same period the prior year.  Power Conversion Group generated operating income of $0.6 million in the second quarter of fiscal 2009, an increase over the comparable prior year period of $0.3 million.

Operating loss for the first six months of fiscal 2009 was $(1.3) million versus income of $4.8 million in the comparable prior year period.  In the first half of fiscal 2009, the Medical Systems Group had an operating profit of $2.0 million and the Power Conversion Group achieved an operating profit of $0.1 million.

Net loss in the second quarter of fiscal 2009 was $(1.8) million, or $(0.08) per basic share, compared to net income of $1.4 million, or $0.06 per basic share in the comparable prior year period.  For the second quarter of fiscal 2009, there were approximately 23.5 million weighted average common shares diluted outstanding (“shares outstanding”) as compared to 24.1 million shares outstanding diluted in the second quarter of fiscal 2008.  The decrease in diluted shares outstanding was due to the impact of dilutive warrants that expired August 2, 2008, the expiration of unexercised employee stock options, and the Company’s repurchase of 1,527,859 outstanding common shares pursuant to the common stock repurchase program described below.

The Company recorded net loss of $(2.4) million or $(0.10) per basic share in the first half of fiscal 2009, compared to net income of $2.5 million or $0.10 per basic share in the first half of the prior fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company funds it’s investing and working capital needs through a combination of cash flow from operations, short-term credit facilities and the residual proceeds of the Rights Offering.

Working Capital — At January 31, 2009 and August 2, 2008, our working capital was approximately $24.0 million and $31.2 million, respectively.  The decrease in working capital for the first six months of fiscal 2009 related primarily to an increase in accrued liabilities due to the reserve established for the settlement of litigation noted above and decreases in ending accounts receivable resulting from lower sales and lower foreign currency translation rates.

At January 31, 2009 and August 2, 2008, we had approximately $9.7 million and $7.9 million, respectively, in cash and cash equivalents.  This increase is primarily due to cash generated from a reduction in accounts receivable and an increase in accrued liabilities.  As of January 31, 2009, we had approximately $6.4 million of excess borrowing availability under our domestic revolving credit facility compared to $9.0 million at January 26, 2008.  This decrease was due to the issuance of the Moeller LC, which was terminated on February 2, 2009.

In addition, as of January 31, 2009 and August 2, 2008, our Villa subsidiary had an aggregate of approximately $11.5 million and $13.5 million of excess borrowing availability under its various short-term credit facilities, respectively.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

Cash Flows from Operating Activities – For the six months ended January 31, 2009, the Company generated approximately $5.2 million of cash from operations, compared $3.0 million in the comparable prior fiscal year period.  The increase is largely due to aggressive payables management and reduction of receivable balances in the second quarter of 2009.

Cash Flows from Investing Activities — The Company made $0.3 million of facility improvements and capital equipment expenditures for the six months ended January 31, 2009, which was $0.1 million less than the facility improvements and capital equipment expenditures for the comparable prior fiscal year period.  As part of our cost reduction strategy, we will be relocating the Company’s corporate location in April 2009.  The approximate cost associated with this move will range between $0.15 to $0.25 million.

Cash Flows from Financing Activities — During the six-month period ended January 31, 2009, the Company repaid a total of $0.8 million of indebtedness on our Italian borrowings, as compared to $0.6 million in the comparable prior fiscal year period.  In addition, the Company repurchased approximately $1.6 million of its common stock outstanding in the second quarter of fiscal 2009.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended August 2, 2008, have not changed materially at January 31, 2009.

As of January 31, 2009 and August 2, 2008, we did not have any outstanding borrowings under our revolving credit facilities in the U.S. or Italy.

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the “North Fork Facility”) and repaid the prior facility.  In March 2007, the Company used a portion of the proceeds from the Rights Offering to pay all outstanding balances under this facility as well as $2.505 million of subordinated notes then outstanding and $1.46 million in related interest.

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

As of January 31, 2009 and August 2, 2008, no amounts were outstanding and the Company had approximately $6.4 million and $9.0 million of availability respectively under the North Fork Facility, of which North Fork has reserved $1.0 million against possible litigation settlements.  This difference in borrowing availability was due to the issuance of the Moeller LC, which was terminated on February 2, 2009.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S.

The company received a dividend from its Villa subsidiary in December 2008 of approximately $1.812 million which was used to repurchase the Company’s outstanding common stock per the common stock repurchase program described below.

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

In addition, on November 26, 2008 the Company requested and was granted consent by Capital One Leverage Finance Corp to relocate the chief executive office and principal place of business within the Chicago, Illinois area.  On February 4, 2009, the Company signed a lease for this new facility, which it expects to occupy beginning April 2009.

On various dates in December 2008 the Company repurchased a total of 1,527,859 common shares then outstanding at a total cost of approximately $1.6 million.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

There are certain covenants, including tangible net worth that the Company must meet.  As of January 31, 2009 and August 2, 2008, the Company was in compliance with all covenants under the North Fork Facility.

The Company’s Villa subsidiary maintains short-term credit facilities that are renewed annually with Italian banks.  Currently, these facilities are not being utilized and the balance due at January 31, 2009 is $0.  Interest rates on these facilities are variable and currently range from 3.7 – 14.25%.

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

Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At January 31, 2009, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation, which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

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

On various dates in December 2008 the Company repurchased a total of 1,527,859 common shares then outstanding at a total cost of approximately $1.6 million.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

Contingencies

The Company had an employment agreement with Samuel Park, a previous CEO, for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company as defined in the agreement.  On October 9, 2003, the Company terminated Mr. Park’s employment, and on October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance of salary remaining under Mr. Park’s employment agreement.

The Company’s employment agreement with Mr. Park provided for payments upon a change in control as defined in the agreement.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, reviewed the “change in control” provisions in the employment agreement between the Company and Mr. Park, regarding a payment to him in the event of a change in control as defined in the agreement.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to make the payment has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay him for a change in control had been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including a change in control payment.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003 and a declaration that the amendment on legal fees incurred by him was valid and enforceable.  Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments or the declaration of validity and enforceability of the legal fees amendment.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were fully submitted to the court for consideration.

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

By motion served on February 2, 2009, as amended by reply papers served by Mr. Park on February 25, 2009, Mr. Park sought entry of judgment in the amount of $2,153,412, along with post-judgment interest thereon, on Mr. Park’s first counterclaim (change in control payment) and on his third counterclaim (in the amount of the attorneys’ fees and disbursements incurred by him through November 30, 2008).  The motion also sought as part of the judgment a direction that Del Global pay Park’s attorneys’ fees and disbursements incurred in the action from on and after December 1, 2008 within thirty days after Mr. Park submits to the Company written notice thereof.

Mr. Park’s counsel advised the Court by letter in January 2009 that in his second counterclaim, which was not a subject of any of the motions for summary judgment previously made in the action, Mr. Park seeks a total of approximately $920,000 in alleged damages and interest thereon.  This total includes the following items allegedly owed to him in the following approximate amounts:  $605,000 for stock options, $193,000 (subsequently changed to $174,000) for bonus for fiscal year 2004 pro rated to April 30, 2004, $81,000 for unused vacation, and $41,000 for business expenses.

On March 6, 2009, the parties reached an agreement in principal to settle the action for payments by the Company to Mr. Park and his counsel totaling $2.5 million, all subject to a written settlement agreement being signed by the parties.  In contemplation of settlement, the Court dismissed the action subject to either party requesting that it be restored to the calendar by letter to the Court before March 23, 2009.

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

On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical Imaging Corp. (“Del Medical”), commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

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

On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict.  On September 12, 2008, the Company and the other defendants filed an amended notice of appeal intending to pursue an appeal seeking a reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller could collect the amount of judgment entered by the trial court in the event the appellate court affirms that judgment.

By Settlement Agreement and Release signed by the parties in January 2009, the parties agreed to a settlement of this matter for payments by the Company to Mr. Moeller and his counsel, totaling $1.6 million, which payments have been made.  In the first quarter of fiscal 2009, the Company recorded an additional reserve of $1.2 million relating to settlement of this matter.

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of March 13, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

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

Employment Matters – The Company had an employment agreement with Samuel Park, a previous CEO, for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company as defined in the agreement.  On October 9, 2003, the Company terminated Mr. Park’s employment, and on October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance of salary remaining under Mr. Park’s employment agreement.

The Company’s employment agreement with Mr. Park provided for payments upon a change in control as defined in the agreement.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, reviewed the “change in control” provisions in the employment agreement between the Company and Mr. Park, regarding a payment to him in the event of a change in control as defined in the agreement.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to make the payment has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay him for a change in control had been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including a change in control payment.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003 and a declaration that the amendment on legal fees incurred by him was valid and enforceable.  Mr. Park is also seeking other consideration he believes he is owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he is entitled to any of these payments or the declaration of validity and enforceability of the legal fees amendment.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were fully submitted to the court for consideration.

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

By motion served on February 2, 2009, as amended by reply papers served by Mr. Park on February 25, 2009, Mr. Park sought entry of judgment in the amount of $2,153,412, along with post-judgment interest thereon, on Mr. Park’s first counterclaim (change in control payment) and on his third counterclaim (in the amount of the attorneys’ fees and disbursements incurred by him through November 30, 2008).  The motion also sought as part of the judgment a direction that Del Global pay Park’s attorneys’ fees and disbursements incurred in the action from on and after December 1, 2008 within thirty days after Mr. Park submits to the Company written notice thereof.

Mr. Park’s counsel advised the Court by letter in January 2009 that in his second counterclaim, which was not a subject of any of the motions for summary judgment previously made in the action, Mr. Park seeks a total of approximately $920,000 in alleged damages and interest thereon.  This total includes the following items allegedly owed to him in the following approximate amounts:  $605,000 for stock options, $193,000 (subsequently changed to $174,000) for bonus for fiscal year 2004 pro rated to April 30, 2004, $81,000 for unused vacation, and $41,000 for business expenses.

On March 6, 2009, the parties reached an agreement in principal to settle the action for payments by the Company to Mr. Park and his counsel totaling $2.5 million, all subject to a written settlement agreement being signed by the parties.  In contemplation of settlement, the Court dismissed the action subject to either party requesting that it be restored to the calendar by letter to the Court before March 23, 2009.

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

On August 25, 2008, the Company and the other defendants filed their notice of appeal by which they appeal to the Appellate Court of Illinois, First District, among other things, the judgment entered against the Company and the other defendants on the jury verdict.  On September 12, 2008, the Company and the other defendants filed an amended notice of appeal intending to pursue an appeal seeking a reversal of the judgment and to have a judgment entered in favor of the Company and the other defendants or to have a new trial.  In lieu of a bond, the Company filed an irrevocable standby letter of credit in the amount of $2.6 million by which Mr. Moeller could collect the amount of judgment entered by the trial court in the event the appellate court affirms that judgment.

By Settlement Agreement and Release signed by the parties in January 2009, the parties agreed to a settlement of this matter for payments by the Company to Mr. Moeller and his counsel, totaling $1.6 million, which payments have been made.  In the first quarter of fiscal 2009, the Company recorded an additional reserve of $1.2 million relating to settlement of this matter.

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of March 13, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

Other Legal Matters - On May 24, 2007, the Company’s Power Conversion subsidiary, RFI was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government, as well as to its commercial customers.

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

Our annual report on Form 10-K for the fiscal year ended August 2, 2008 contains a detailed discussion of our risk factors. The information below updates and should be read in conjunction with the risk factors and other information disclosed in our 2008 Annual Report on Form 10-K.

Recent and future economic conditions, including turmoil in the financial and credit markets, may adversely affect our business.

Recent economic conditions may adversely affect our business, including as a result of the potential impact on the medical imaging and power conversion system industries, our customers, our financing and other contractual arrangements.  In addition, conditions may remain depressed in the future or may be subject to further deterioration.  Recent or future developments in the U.S. and global economies may lead to a reduction in spending on the products we provide, which could have an adverse impact on sales of our products.

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities.  Specifically, the tightening of the credit markets and turmoil in the financial markets could make it more difficult or impossible for us to refinance or renew the Company’s existing credit facility with Capital One Leverage Finance Corp. when it expires.

Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 26, 2008, the Company announced that its Board of Directors authorized the repurchase of up to 2,424,616 shares, or up to $3.0 million (approximately 10%), of Del Global’s outstanding shares of common stock, par value $0.10.

Repurchases pursuant to the Company’s stock repurchase program were made in the open market or in negotiated transactions.  For the three months ended January 31, 2009, the Company purchased 1,527,859 shares pursuant to the Trading Plan Agreement, which is effective through November 25, 2009, unless earlier terminated.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.  At the time the Company’s Board of Directors suspended the repurchase program, the maximum number of shares that were yet to be purchased under this plan was 896,757.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
November, 2008	0
December, 2008	1,527,859	$1.00
January, 2009	0

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on December 16, 2008 (the “Annual Meeting”), the Company’s shareholders reelected four (4) members of the board of directors of the Company (Gerald M. Czarnecki, James R. Henderson, General Merrill A. McPeak, James A. Risher) all of whom were incumbent directors elected at the Company’s Annual Meeting of Shareholders held on February 26, 2008.  The votes cast for all nominees were as follows:

Nominees	In Favor	Withheld
Gerald M. Czarnecki	20,304,170	702,630
James R. Henderson	20,303,058	703,742
General Merrill A. McPeak	20,782,737	224,063
James A. Risher	20,797,225	209,575

The votes cast for, against and abstain to ratify the appointment of BDO Seidman, LLP as our independent registered public accountants for the fiscal year ending August 1, 2009 were as follows:

FOR: 20,964,933	AGAINST: 36,590	ABSTAIN: 5,277

Item 6.      EXHIBITS

Exhibits

31.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Mark A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, Mark A. Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Dated:  March 17, 2009