Form 10-Q
period 2009-05-02
DEL GLOBAL TECHNOLOGIES CORP
filed 2009-06-09
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-3319

DEL GLOBAL TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

New York	13-1784308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50B N. Gary Avenue Roselle, IL	60172
(Address of principal executive offices)	(Zip Code)

847-288-7000
(Registrant’s telephone number, including area code)

11550 West King Street, Franklin Park, IL 60131
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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

The number of shares of Registrant’s common stock outstanding as of June 1, 2009 was 22,718,306.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Table of Contents

		Page No.

PART I	FINANCIAL INFORMATION
	Item 1. FINANCIAL STATEMENTS	3
	Consolidated Statements of Operations for the Three Months and Nine Months Ended May 2, 2009 and April 26, 2008	3
	Consolidated Balance Sheets - May 2, 2009 and August 2, 2008	4-5
	Consolidated Statements of Cash Flows for the Nine Months ended May 2, 2009 and April 26, 2008	6
	Notes to Consolidated Financial Statements	7-14
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-23
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
	Item 4. CONTROLS AND PROCEDURES	24

PART II	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	24-26
	Item 1A. RISK FACTORS	26
	Item 6. EXHIBITS	27
	SIGNATURES	28
	EX-31.1 (EX-31.1): Certification
	EX-31.2 (EX-31.2): Certification
	EX-32.1 (EX-32.1): Certification
	EX-32.2 (EX-32.2): Certification

PART I - FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008

NET SALES	$17,104	$24,450	$64,131	$81,059
COST OF SALES	14,141	18,735	50,061	61,424
GROSS MARGIN	2,963	5,715	14,070	19,635

Selling, general and administrative	3,211	4,335	10,917	12,240
Research and development	457	677	1,452	1,814
Litigation settlement	36	-	3,736	60
Goodwill impairment	-	1,911	-	1,911
Total operating expenses	3,704	6,923	16,105	16,025
OPERATING INCOME (LOSS)	(741)	(1,208)	(2,035)	3,610

Interest expense, net of interest income of $11 and $55 for the three and nine months ended in 2009, respectively; $26 and $115 for the three and nine months ended in 2008	(92)	(80)	(192)	(229)
Other income (expense)	167	(26)	99	29
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(666)	(1,314)	(2,128)	3,410
INCOME TAX PROVISION	149	324	1,096	2,515
NET INCOME (LOSS)	$(815)	$(1,638)	$(3,224)	$895

NET INCOME (LOSS) PER BASIC SHARE	$(0.04)	$(0.07)	$(0.14)	$0.04

Weighted average shares outstanding	22,718,306	24,197,755	23,474,821	24,179,577

NET INCOME (LOSS) PER DILUTED SHARE	$(0.04)	$(0.07)	$(0.14)	$0.04

Weighted average shares outstanding	22,718,306	24,197,755	23,474,821	24,715,789

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS

	May 2, 2009	August 2, 2008

CURRENT ASSETS:
Cash and cash equivalents	$4,005	$7,828
Trade receivables net of allowance for doubtful accounts of $1,391 and $1,400 at May 2, 2009 and August 2, 2008, respectively	17,089	25,218
Inventories net of allowance for excess and obsolete of $4,162 and $4,435 at May 2, 2009 and August 2, 2008, respectively	17,320	18,439
Prepaid expenses and other current assets	1,735	2,085
Total current assets	40,149	53,570

NON-CURRENT ASSETS:
Property plant and equipment, net	6,167	7,377
Deferred income taxes	617	770
Goodwill	4,526	4,526
Other assets	81	110
Total non-current assets	11,391	12,783
TOTAL ASSETS	$51,540	$66,353

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	May 2, 2009	August 2, 2008

CURRENT LIABILITIES:
Revolving loan	$2,629	$-
Current portion of long-term debt	1,549	1,797
Accounts payable – trade	8,416	12,191
Accrued expenses	5,467	8,378
Total current liabilities	18,061	22,366

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,555	4,504
Other long-term liabilities	2,414	3,320
Total non-current liabilities	4,969	7,824
Total liabilities	23,030	30,190

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 50,000,000; issued 24,900,629 and 24,897,723 at May 2, 2009 and August 2, 2008, respectively	2,490	2,490
Additional paid-in capital	80,652	80,398
Treasury shares – 2,182,323 shares and 654,464 outstanding shares, at cost at May 2, 2009 and August 2, 2008, respectively	(7,176)	(5,615)
Accumulated other comprehensive income	1,130	4,252
Accumulated deficit	(48,586)	(45,362)
Total shareholders' equity	28,510	36,163
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$51,540	$66,353

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	May 2, 2009	April 26, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,224)	$895
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	818	736
Deferred income tax provision	33	209
Stock based compensation expense	254	382
Goodwill impairment	-	1,911
Other	-	9
Changes in operating assets and liabilities:
Trade receivables	5,326	(814)
Inventories	(851)	3,258
Prepaid expenses and other current assets	152	213
Other assets	24	51
Accounts payable – trade	(2,656)	(5,732)
Accrued expenses	(1,860)	48
Payment of accrued litigation settlement costs	(60)	-
Income taxes payable	-	(779)
Other long-term liabilities	(420)	(390)
Net cash used in operating activities	(2,464)	(3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(425)	(736)

Net cash used in investing activities	(425)	(736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of short-term credit facilities	2,629	-
Repayment of long-term debt	(1,255)	(950)
Proceeds from stock option exercises	-	44
Proceeds from warrant exercises	-	101
Purchase of treasury shares	(1,561)	-
Net cash used in financing activities	(187)	(805)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(747)	425
CASH AND CASH EQUIVALENTS DECREASE FOR THE PERIOD	(3,823)	(1,119)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,828	7,860
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,005	$6,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$213	$305
Taxes	1,095	3,073

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(DOLLARS AND EURO'S IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of SFAS 165 is interim or annual financial periods ending after June 15, 2009.  The Company does not expect that the adoption of SFAS 165 to have a material effect on its consolidated financial statements.

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

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods. For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of May 2, 2009, finished goods represented approximately 22.0% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

Inventories at May 2, 2009 and August 2, 2008 is as follows:

	May 2, 2009	August 2, 2008
Raw materials and purchased parts	$14,001	$13,920
Work-in-process	2,823	2,526
Finished goods	4,657	6,428
	21,481	22,874
Less allowance for obsolete and excess inventories	(4,161)	(4,435)
Total inventories	$17,320	$18,439

NOTE 3 - PRODUCT WARRANTIES

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

The activity in the warranty reserve accounts in the first three and nine months of fiscal 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
Balance at beginning of period	$838	$1,330	$1,077	$1,065
Provision for anticipated warranty claims	35	109	121	474
Costs incurred related to warranty claims	(66)	(90)	(368)	(268)
Effect of foreign currency fluctuation	(31)	24	(54)	102
Balance at end of period	$776	$1,373	$776	$1,373

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive income for the fiscal 2009 and 2008 periods presented was as follows:

	Three Months Ended		Nine Months Ended
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
Net income (loss)	$(815)	$(1,638)	$(3,224)	$895
Foreign currency translation adjustments	(684)	1,206	(3,122)	2,411
Comprehensive income (loss)	$(1,499)	$(432)	$(6,346)	$3,306

NOTE 5 - INCOME (LOSS) PER SHARE

Common shares outstanding exclude 2,182,323 and 654,464 shares of treasury stock for the periods ended May 2, 2009 and April 26, 2008, respectively.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Nine Months Ended
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
Numerator:
Net income (loss)	$(815)	$(1,638)	$(3,224)	$895
Denominator: (shares in thousands)

Weighted average number of common shares outstanding used for basic income per share	22,718	24,198	23,475	24,180
Effect of dilutive securities	-	-	-	536

Denominator for diluted income per share	22,718	24,198	23,475	24,716

Income (loss) per common share:
Basic	$(0.04)	$(0.07)	$(0.14)	$0.04
Diluted	$(0.04)	$(0.07)	$(0.14)	$0.04

Antidilutive securities excluded from above computations:

	Three Months Ended		Nine Months Ended
	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008

Employee stock options	2,248	1,357	2,248	1,140
Warrants	-	-	-	-

NOTE 6 - SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

Revolving lines of credit

	May 2, 2009	August 2, 2008
Domestic	$2,500	$-
Foreign	129	-
	$2,629	$-

Long term debt at May 2, 2009 and August 2, 2008 is summarized as follows:

	May 2, 2009	August 2, 2008
Foreign capital lease obligations	$1,923	$2,639
Foreign credit facilities	1,689	2,703
Foreign Italian government loans	492	959
Total long term debt	4,104	6,301
Less current portion of long-term bank debt	(1,549)	(1,797)
Long term debt, less current portion	$2,555	$4,504

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the North Fork Facility) and repaid the prior facility.  In March 2007, the Company used a portion of the proceeds from a Rights Offering to pay all outstanding balances under this facility as well as $2,505 of subordinated notes then outstanding and $146 in related interest.

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

As of May 2, 2009 and August 2, 2008, the Company had approximately $6,500 and $9,000 of availability respectively under the North Fork Facility.  This difference in borrowing availability is due to the draw of $2,500 against the line of credit during the third quarter ended May 2, 2009.

There are certain covenants, including tangible net worth that the Company must meet. As of May 2, 2009 and August 2, 2008, the Company was in compliance with all covenants under the North Fork Facility.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S.

On November 26, 2008, the Company requested and was granted consent by Capital One Leverage Finance Corp., who acquired Northfork Business Capital during fiscal year 2008, to repurchase up to 2,424,616 shares, or up to $3,000 (approximately 10%), of Del Global’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2,000 of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  Terms of the common stock repurchase program are detailed below.

The Company received a dividend from its Villa subsidiary in December 2008 of approximately $1,812, which was used to repurchase the Company’s outstanding common stock pursuant to the common stock repurchase program.  On various dates in December 2008 the Company repurchased a total of 1,527,859 common shares then outstanding at a total cost of approximately $1,600.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

In addition, on November 26, 2008 the Company requested and was granted consent by Capital One Leverage Finance Corp. to relocate the Company’s chief executive office and principal place of business within the Chicago, Illinois area.

The Company’s Villa subsidiary maintains short-term credit facilities that are renewed annually with Italian banks.  The current balance due on these credit faculties at May 2, 2009 is $129.  Available borrowing under the short-term credit facilities is $11,500 and variable interest rates currently range from 3.7% to 14.25%.  The interest rate on these facilities is variable and is currently 6.25%.

In October 2006, Villa entered into a 1,000 Euro loan for financing of R&D projects, with an option for an additional 1,000 Euro upon completion of 50% of the projects.  In April 2008, the Company declined the option for additional financing and demonstrated successful completion of the project, triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the first quarter of fiscal 2009 to Euribor plus 1.04 points, currently 4.322%.  The note is repayable over a 7-year term. Repayment began in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5,000 Euros.  This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1,000 Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 3.809%.  The loan is repayable in 4 years.

Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At May 2, 2009, total principal due is 700 Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

NOTE 7 - SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended May 2, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$14,395	$2,709	-	$17,104
Cost of sales	12,197	1,944	-	14,141
Gross margin	2,198	765	-	2,963

Operating expenses	3,051	702	(49)	3,704
Operating income (loss)	$(853)	$63	$49	$(741)

For three months ended April 26, 2008	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$20,920	$3,530	$-	$24,450
Cost of sales	16,630	2,105	-	18,735
Gross margin	4,290	1,425	-	5,715

Operating expenses	6,247	646	30	6,923
Operating income (loss)	$(1,957)	$779	$(30)	$(1,208)

For nine months ended May 2, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$55,502	$8,629	-	$64,131
Cost of sales	44,395	5,666	-	50,061
Gross margin	11,107	2,963	-	14,070

Operating expenses	9,929	1,948	4,228	16,105
Operating income (loss)	$1,178	$1,015	$(4,228)	$(2,035)

For nine months ended April 26, 2008	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$72,233	$8,826	-	$81,059
Cost of sales	55,941	5,483	-	61,424
Gross margin	16,292	3,343	-	19,635

Operating expenses	13,280	1,930	815	16,025
Operating income (loss)	$3,012	$1,413	$(815)	$3,610

NOTE 8 - STOCK OPTION PLAN AND WARRANTS

During the third quarter of fiscal year 2009, the Company granted options to purchase 25,000 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $1.00 per share. The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $9,000.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 68%, risk free interest rate of 2.7% and the assumption that no dividends will be paid. During the second quarter of fiscal year 2009, the Company granted options to purchase 229,000 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $1.00 per share.  The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $153.

There were no stock options granted during the first quarter of fiscal 2009.

During the first quarter of fiscal year 2008, the Company granted options to purchase 212,500 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $2.72 per share.  The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $556.  The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 64% to 72%, risk free interest rate of 3.6% to 4.20% and the assumption that no dividends will be paid.

In the third quarter of fiscal 2009 and 2008, the Company recorded $86 and $127, respectively, of compensation expense related to stock options.  In the nine months ended May 2, 2009 and April 26, 2008, the Company recorded $254 and $382, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first nine months of fiscal 2009.  During the third quarter of fiscal 2008, 80,681 stock options were exercised for cash proceeds to the Company of  $40 and 31,694 shares valued at $69 (added to treasury) and an intrinsic value of $68.  During the second quarter of fiscal 2008, 2,500 stock options were exercised for cash proceeds to the Company of $4 and an intrinsic value of $3.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  There were no options exercised during the first quarter of fiscal 2008.

During the first quarter of fiscal 2008, 47,527 warrants were exercised for cash proceeds to the Company of $68.  During the second quarter of fiscal 2008, 880 warrants were exercised for cash proceeds to the Company of $1.  During the third quarter of fiscal 2008, 12,609 warrants were exercised for cash proceeds to the Company of $32. No warrants were exercised during the first nine months of fiscal 2009.

As of May 2, 2009 and April 26, 2008, 0 and 512,500 warrants to purchase common stock were outstanding, respectively. The warrants expired on March 28, 2009.

NOTE 9 - CONTINGENCIES

EMPLOYMENT MATTERS – The Company had an employment agreement with Samuel Park, a previous Chief Executive Officer (“CEO”), for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company as defined in the agreement.  On October 9, 2003, the Company terminated Mr. Park’s employment, and on October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $200 during the first quarter of fiscal 2004 to accrue the balance of salary remaining under Mr. Park’s employment agreement.

The Company’s employment agreement with Mr. Park provided for payments upon a change in control as defined in the agreement.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, reviewed the “change in control” provisions in the employment agreement between the Company and Mr. Park, regarding a payment to him in the event of a change in control as defined in the agreement.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to make the payment has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay him for a change in control had been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including a change in control payment.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003 and a declaration that the amendment on legal fees incurred by him was valid and enforceable.  Mr. Park also sought other consideration he believed he was owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he was entitled to any of these payments or the declaration of validity and enforceability of the legal fees amendment.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were fully submitted to the court for consideration.

By memorandum decision and order dated December 15, 2008, the court denied the Company’s motion for summary judgment, and granted Mr. Park’s motion for partial summary judgment (a) on his first counterclaim seeking a declaration that he is entitled to a change in control payment from the Company and an order that such payment be made to him together with interest and (b) on his third counterclaim for a declaration that he is entitled to recover his legal fees and expenses reasonably incurred by him in, as he alleged, enforcing the terms of his employment agreement with the Company and an order directing payment of such fees.

By motion served on February 2, 2009, as amended by reply papers served by Mr. Park on February 25, 2009, Mr. Park sought entry of judgment in the amount of $2,153, along with post-judgment interest thereon, on Mr. Park’s first counterclaim (change in control payment) and on his third counterclaim (in the amount of the attorneys’ fees and disbursements incurred by him through November 30, 2008).  The motion also sought as part of the judgment a direction that Del Global pay Park’s attorneys’ fees and disbursements incurred in the action from on and after December 1, 2008 within thirty days after Mr. Park submits to the Company written notice thereof.

Mr. Park’s counsel advised the Court by letter in January 2009 that in his second counterclaim, which was not a subject of any of the motions for summary judgment previously made in the action, Mr. Park sought a total of approximately $920 in alleged damages and interest thereon.  This total included the following items allegedly owed to him in the following approximate amounts:  $605 for stock options, $193 (subsequently changed to $174) for bonus for fiscal year 2004 pro rated to April 30, 2004, $81 for unused vacation, and $41 for business expenses.

The parties entered into an agreement as of April 2, 2009, settling the action.  Pursuant to the settlement agreement, the Company made payments to Mr. Park and his counsel totaling $2,500.  The Court signed an order on April 13, 2009 dismissing the action with prejudice, which was entered by the Clerk of the Court.

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

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of June 2, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

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

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses.  The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  In its answer to the complaint, the Company denied the substantive allegations of the complaint and denied that it has any liability to plaintiff.    On November 17, 2008, the action as against the Company was dismissed without prejudice pursuant to a stipulation signed by plaintiff’s counsel.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment and are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended August 2, 2008, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2009 (this “Quarterly Report”) for discussions of the Company’s segments.

The Company operates in the highly competitive medical equipment industry and face strong competition in the industry.  The Company’s financial results, like those of other medical equipment manufacturers, are affected by a number of factors including, but not limited to, cost to manufacture and distribute product, general economic conditions, national and international laws and regulations and availability of raw materials.  The continuing recessionary trends in the global economy have significantly affected the Company’s’ revenue during the third quarter of fiscal 2009.   As a result, the Company is unable to accurately forecast demand of its products or the prices of raw materials.  It is not possible to predict when economic growth will resume.

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

For fiscal year 2008, the Company recorded operating income on a consolidated basis.  The Company’s foreign tax reporting entity was profitable and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended May 2, 2009, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at May 2, 2009 will be realized.

The Company’s foreign subsidiary operates in Italy.  Italy recently enacted legislation that reduces tax rates effective for the Company’s fiscal year 2009.  The fiscal quarter ended May 2, 2009 income tax expense includes a charge that reduces the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from the income tax rate reduction.

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction.  Tax years since 2003 are open pursuant to statutes in Italy and tax years since 2004 are open pursuant to statutes in the United States.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of May 2, 2009, there were no material interest or penalty amounts to accrue.

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

Valuation of Finished Goods Inventories

In addition, the Company uses certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For the interim periods of certain subsidiaries, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of May 2, 2009, finished goods represented approximately 22.0% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

Goodwill

The Company’s goodwill is subject to, at a minimum, an annual impairment assessment of its carrying value. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.  Estimated fair values of the reporting units are estimated using an earnings model and a discounted cash flow valuation model. The discounted cash flow model incorporates the Company’s estimates of future cash flows, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows.

As part of its assessment, the Company estimates the fair value of the reporting unit based on internal cash flows expected to be earned by the business and an appropriate risk-adjusted discount rate.  While such estimates are subject to significant uncertainties and actual results could be materially different, the analysis on the Company’s U.S. Medical Systems Group reporting unit, resulted, pursuant to the implementation guidance of FASB No. 142, Accounting for Goodwill and Intangible Assets, in a complete impairment of the unit’s goodwill balance.  Accordingly, the Company recorded a $1.911 million impairment charge during the third quarter of fiscal 2008.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months and Nine Months Ended May 2, 2009 Compared to Three and Nine Months Ended April 26, 2008

The following table summarizes key indicators of consolidated results of operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
Sales	$17,104	$24,450	$64,131	$81,059
Gross margin as a percentage of sales	17.3%	23.4%	22.0%	24.2%
Total operating expenses	3,704	6,923	16,105	16,025
Net earnings (loss) from continuing operations	(741)	(1,208)	(2,035)	3,610
Diluted earnings per share	$(0.04)	$(0.07)	$(0.14)	$0.04

Sales:

The following table summarizes sales:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	May 2, 2009	April 26, 2008	May 2, 2009	April 26, 2008
Medical System Group	$14,395	$20,920	$55,502	$72,233
Power Conversion Group	2,709	3,530	8,629	8,826
Total	$17,104	$24,450	$64,131	$81,059

Consolidated net sales of $17.1 million for the third quarter of fiscal 2009 reflect a decrease of $7.3 million or 30.0% from fiscal 2008 third quarter net sales of $24.4 million.  The Medical Systems Group’s third quarter fiscal 2009 sales of $14.4 million were $6.5 million or 31.1% less than the prior year’s third quarter primarily due to decreased international sales volume associated with the global economic slowdown and reductions in capital expenditures and credit availability for customers.  Sales at the Power Conversion Group during the third quarter of fiscal 2009 were $2.7 million, approximately $0.8 million or 23.3% less than prior year’s third quarter sales, due to delays driven by customer rescheduling activity in the current period.

Consolidated net sales of $64.1 million for the first nine months of fiscal 2009 reflect a decrease of $16.9 million or 20.9% from fiscal 2008 net sales of $81.0 million, due to decreased sales in our Medical Systems Group.  Sales at the Medical Systems Group for the first nine months of fiscal 2009 of $55.5 million reflect a decrease of $16.7 million or 23.2 % from the prior year’s first nine months, primarily due to decreased international sales volume attributable to a favorable prior year shipment level on an expired international contract.  The Power Conversion Group’s sales for the first nine months of fiscal 2009 of $8.6 million were approximately $0.2 million less than prior year’s sales due to weaker sales bookings in the current period.

Gross Margin:

Consolidated gross margin as a percent of sales was 17.3% for the third quarter of fiscal 2009, compared to 23.4% in the third quarter of fiscal 2008. The Medical Systems Group, third quarter of fiscal 2009 gross margin of 15.3% was lower than the gross margin of 20.5% in the third quarter of fiscal 2008 due primarily to lower sales volumes and plants operating with excess capacity.  The Power Conversion Group’s gross margin for the third quarter of fiscal 2009 was 28.2%, versus 40.3% in the prior year third quarter, attributable to decreased sales volume.

Consolidated gross margin as a percent of sales was 22.0% for the first nine months of fiscal 2009, compared to 24.2% for the first nine months of fiscal 2008, this was due to lower sales volumes and plants operating with excess capacity as discussed above.

Operating Expense:

Operating expenses for the third quarter of fiscal 2009 decreased to 21.7% of net sales from 28.3% of net sales in the same period one year ago.  This reduction was the result of a $1.9 million one-time, non cash goodwill impairment charge related to the Medical Systems Group’s U.S medical business in the third quarter of 2008, as well as a decrease of $1.1 million in selling, general and administrative expenses, primarily in the areas of litigation, general administration and marketing expenses.  In addition,  research and development expenses  in the third quarter of fiscal 2009 of $0.4 million were $0.2 million lower than the third quarter of fiscal 2008, primarily due to the effect of favorable currency translation rates.

The following table summarizes the key change in operating expenses for the three months ended May 2, 2009 from prior third quarter ended April 26, 2008 presented (in millions):

	Three Months Ended May 2, 2009
	Amount	Percent Change
Changes in Operating Expense:
R&D	$(0.2)	(32.5%)
Selling, General and Administrative	(0.7)	(18%)
Litigation Settlement Cost	(0.4)	(91.0%)
Goodwill Impairment	(1.9)	(100%)
Change in total operating expense	$(3.2)	(46.5%)

Operating loss for the third quarter of fiscal 2009 was $0.7 million compared to operating loss of $1.2 million in the comparable prior year period.  Operating loss at the Medical Systems Group for the third quarter of fiscal 2009 was $0.9 million compared to $2.0 million for the same period the prior year, due to the goodwill impairment of $1.9 million recorded during the third quarter of fiscal 2008.   The Power Conversion Group’s operating income in the third quarter of fiscal 2009 decreased by $0.7 million to $0.1 million compared to $0.8 million in the third quarter of fiscal 2008 due primarily to the decrease in sales noted above.

Operating loss for the first nine months of fiscal 2009 was $2.0 million versus income of $3.6 million in the comparable prior year period.  In the first nine months of fiscal 2009, the Medical Systems Group had an operating profit of $1.2 million and the Power Conversion Group achieved an operating profit of $1.0 million offset by unallocated corporate expenses of $4.2 million in the first nine months of fiscal 2009.

Net loss in the third quarter of fiscal 2009 was $0.8 million, or $0.04 per basic share, compared to a net loss of $1.6 million, or $0.07 per basic share in the comparable prior year period.  For the third quarter of fiscal 2009, there were approximately 22.7 million weighted average common shares diluted outstanding (“shares outstanding”) compared to 24.2 million shares diluted outstanding in the third quarter of fiscal 2008.  The decrease in diluted shares outstanding was due to the impact of warrants that expired March 28, 2009 and common shares purchased pursuant to the Company’s common stock repurchase program, which the Company’s Board of Directors suspended in January 2009.

The Company recorded a net loss of $3.2 million or $0.14 per basic share in the first nine months of fiscal 2009, compared to net income of $0.9 million or $0.04 per basic share in the first nine months of the prior fiscal year.

BACKLOG

Consolidated backlog at May 2, 2009 was $14.9 million compared to a backlog at August 2, 2008 of approximately $22.7 million.   The Company’s Medical System segment experienced a decrease in third quarter fiscal 2009 backlog of $9.3 million from August 2, 2008, due to a weak global economy. The backlog in the Power Conversion Group of $5.6 million reflects an increase of $0.2 million from levels at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital include, but are not limited to, cash flow from operations, short-term credit facilities and the residual proceeds of the Rights Offering.  Recently the capital and credit market have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.   If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when the Company would like, or need to do so, which could have an impact on our ability to react to changing economic and business conditions.  Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital recourses are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, income tax obligation and shares repurchases for the foreseeable future.

Working Capital — At May 2, 2009 and August 2, 2008, our working capital was approximately $22.1 million and $31.2 million, respectively.  The decrease in working capital for the first nine months of fiscal 2009 related primarily to cash payments for litigation settlement and decreases in ending accounts receivable resulting from lower sales and lower foreign currency translation rates.

At May 2, 2009 and August 2, 2008, we had approximately $4.0 million and $7.9 million, respectively, in cash and cash equivalents.  This decrease is primarily due to cash payments for litigation settlement as well as the reduction in accounts payable.  As of May 2, 2009, we had approximately $6.5 million of excess borrowing availability under our domestic revolving credit facility compared to $9.0 million at April 26, 2008.

In addition, as of May 2, 2009 and August 2, 2008, our Villa subsidiary had an aggregate of approximately $11.5 million and $13.5 million of excess borrowing availability under its various short-term credit facilities, respectively.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

The following is a summary of the Company’s cash flows:	Nine Months Ended
(Dollars in thousands, except per share data)	May 2, 2009	April 26, 2008
Net cash used in operating activities	(2,464)	(3)
Net cash used in investing activities	(425)	(736)
Net cash used in financing activities	(187)	(805)
Effect of exchange rate changes on cash	(747)	425
Net decrease in cash and cash equivalents	(3,823)	(1,119)
Cash and cash equivalents at beginning of year	7,828	7,860
Cash and cash equivalents at end of period	$4,005	$6,741

Cash Flows from Operating Activities — For the nine months ended May 2, 2009, the Company used approximately $2.4 million. The increase from fiscal 2008 was primarily due to aggressive payables management offset by a reduction in the receivable balances in the third quarter of fiscal 2009.

Cash Flows from Investing Activities — The Company made $0.4 million of facility improvements and capital equipment expenditures for the nine months ended May 2, 2009, which was $0.3 million less than the facility improvements and capital equipment expenditures for the comparable prior fiscal year period.  As part of our cost reduction strategy, we are in the process of relocating the Company’s corporate offices.  The approximate cost associated with relocating the Company’s corporate offices is estimated to be between $0.2 million to $0.3 million. The move to the new facility will result in an annual cost saving of approximately $0.3 million.

Cash Flows from Financing Activities — During the nine-month period ended May 2, 2009, the Company borrowed approximate $2.5 million for use in the business. The Company repaid a total of $1.2 million of indebtedness on our Italian borrowings, as compared to $1.0 million in the comparable prior fiscal year period.  In addition, the Company repurchased approximately $1.6 million of its common stock outstanding in the second quarter of fiscal 2009.

Credit Facilities

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital (the North Fork Facility) and repaid the prior facility.  In March 2007, the Company used a portion of the proceeds from a Rights Offering to pay all outstanding balances under this facility as well as $2.5 million of subordinated notes then outstanding and $0.1 million in related interest.

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

As of May 2, 2009 and August 2, 2008, the Company had approximately $6.5 million and $9.0 million of availability respectively under the North Fork Facility.  This difference in borrowing availability is due to the draw of $2.5 million against the line of credit during the third quarter ended May 2, 2009.

There are certain covenants, including tangible net worth that the Company must meet. As of May 2, 2009 and August 2, 2008, the Company was in compliance with all covenants under the North Fork Facility.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S.

On November 26, 2008, the Company requested and was granted consent by Capital One Leverage Finance Corp., who acquired Northfork Business Capital during fiscal year 2008, to repurchase up to 2,424,616 shares, or up to $3.0 million (approximately 10%), of Del Global’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2.0 million of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  Terms of the common stock repurchase program are detailed below.

The Company received a dividend from its Villa subsidiary in December 2008 of approximately $1.8 million, which was used to repurchase the Company’s outstanding common stock pursuant to the common stock repurchase program.  On various dates in December 2008 the Company repurchased a total of 1,527,859 common shares then outstanding at a total cost of approximately $1.6 million.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

In addition, on November 26, 2008 the Company requested and was granted consent by Capital One Leverage Finance Corp. to relocate the Company’s chief executive office and principal place of business within the Chicago, Illinois area.

The Company’s Villa subsidiary maintains short-term credit facilities that are renewed annually with Italian banks.  The current balance due on these credit faculties at May 2, 2009 is $0.1 million.  Available borrowing under the short-term credit facilities is $11.5 million and variable interest rates currently range from 3.7% - 14.25%.  The interest rate on these facilities is variable and is currently 6.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1.0 million Euro upon completion of 50% of the projects.  In April 2008, the Company declined the option for additional financing and demonstrated successful completion of the project, triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the first quarter of fiscal 2009 to Euribor plus 1.04 points, currently 4.322%.  The note is repayable over a 7 year term. Repayment began in September 2008.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  This covenant could limit Villa’s ability to pay dividends to the U.S. parent company in the event future losses, future dividends or other events should cause Villa’s equity to fall below the defined level.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 3.809%.  The loan is repayable in 4 years.

Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At May 2, 2009, total principal due is 0.7 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

Contractual Obligations

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual report on Form 10-K for the fiscal year ended August 2, 2008, have not changed materially at May 2, 2009.

CONTINGENCIES

The Company had an employment agreement with Samuel Park, a previous CEO, for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company as defined in the agreement.  On October 9, 2003, the Company terminated Mr. Park’s employment, and on October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $200,000 during the first quarter of fiscal 2004 to accrue the balance of salary remaining under Mr. Park’s employment agreement.

The Company’s employment agreement with Mr. Park provided for payments upon a change in control as defined in the agreement.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, reviewed the “change in control” provisions in the employment agreement between the Company and Mr. Park, regarding a payment to him in the event of a change in control as defined in the agreement.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to make the payment has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay him for a change in control had been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including a change in control payment.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003 and a declaration that the amendment on legal fees incurred by him was valid and enforceable.  Mr. Park also sought other consideration he believed he was owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he was entitled to any of these payments or the declaration of validity and enforceability of the legal fees amendment.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were fully submitted to the court for consideration.

By memorandum decision and order dated December 15, 2008, the court denied the Company’s motion for summary judgment, and granted Mr. Park’s motion for partial summary judgment (a) on his first counterclaim seeking a declaration that he is entitled to a change in control payment from the Company and an order that such payment be made to him together with interest and (b) on his third counterclaim for a declaration that he is entitled to recover his legal fees and expenses reasonably incurred by him in, as he alleged, enforcing the terms of his employment agreement with the Company and an order directing payment of such fees.

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

Mr. Park’s counsel advised the Court by letter in January 2009 that in his second counterclaim, which was not a subject of any of the motions for summary judgment previously made in the action, Mr. Park sought a total of approximately $920,000 in alleged damages and interest thereon.  This total included the following items allegedly owed to him in the following approximate amounts:  $605,000 for stock options, $193,000 (subsequently changed to $174,000) for bonus for fiscal year 2004 pro rated to April 30, 2004, $81,000 for unused vacation, and $41,000 for business expenses.

The parties entered into an agreement as of April 2, 2009, settling the action.  Pursuant to the settlement agreement, the Company made payments to Mr. Park and his counsel totaling $2,500,000.  The Court signed an order on April 13, 2009 dismissing the action with prejudice, which was entered by the Clerk of the Court.

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

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of June 2, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

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

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses.  The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  In its answer to the complaint, the Company denied the substantive allegations of the complaint and denied that it has any liability to plaintiff.    On November 17, 2008, the action as against the Company was dismissed without prejudice pursuant to a stipulation signed by plaintiff’s counsel.

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

(a)           Disclosure Controls and procedures.

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

(b)           Changes in Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting  during our third quarter of fiscal 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company had an employment agreement with Samuel Park, a previous CEO, for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company as defined in the agreement.  On October 9, 2003, the Company terminated Mr. Park’s employment, and on October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $200,000 during the first quarter of fiscal 2004 to accrue the balance of salary remaining under Mr. Park’s employment agreement.

The Company’s employment agreement with Mr. Park provided for payments upon a change in control as defined in the agreement.  The Company’s Board of Directors elected at the Company’s Annual Meeting of Shareholders held on May 29, 2003, reviewed the “change in control” provisions in the employment agreement between the Company and Mr. Park, regarding a payment to him in the event of a change in control as defined in the agreement.  As a result of this review and based upon, among other things, the advice of special counsel, the Company’s Board of Directors determined that no obligation to make the payment has been triggered.  Prior to his departure from the Company on October 10, 2003, Mr. Park orally informed the Company that, after reviewing the matter with his counsel, he believed that the obligation to pay him for a change in control had been triggered.  On October 27, 2003, the Company received a letter from Mr. Park’s counsel demanding payment of certain sums and other consideration pursuant to the Company’s employment agreement with Mr. Park, including a change in control payment.  On November 17, 2003, the Company filed a complaint in the United States District Court, Southern District of New York, against Mr. Park seeking a declaratory judgment that no change in control payment was or is due to Mr. Park, and that an amendment to the employment contract with Mr. Park regarding reimbursement of legal fees is invalid and unenforceable.  Mr. Park answered the complaint and asserted counterclaims seeking payment from the Company based on his position that a “change in control” occurred in June 2003 and a declaration that the amendment on legal fees incurred by him was valid and enforceable.  Mr. Park also sought other consideration he believed he was owed under his employment agreement.  The Company filed a reply to Mr. Park’s counterclaims denying that he was entitled to any of these payments or the declaration of validity and enforceability of the legal fees amendment.  Discovery in this matter was conducted and completed.  Following discovery, the Company and Mr. Park filed motions for summary judgment on the issues related to the change in control and the amendment to the employment agreement, which motions were fully submitted to the court for consideration.

By memorandum decision and order dated December 15, 2008, the court denied the Company’s motion for summary judgment, and granted Mr. Park’s motion for partial summary judgment (a) on his first counterclaim seeking a declaration that he is entitled to a change in control payment from the Company and an order that such payment be made to him together with interest and (b) on his third counterclaim for a declaration that he is entitled to recover his legal fees and expenses reasonably incurred by him in, as he alleged, enforcing the terms of his employment agreement with the Company and an order directing payment of such fees.

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

Mr. Park’s counsel advised the Court by letter in January 2009 that in his second counterclaim, which was not a subject of any of the motions for summary judgment previously made in the action, Mr. Park sought a total of approximately $920,000 in alleged damages and interest thereon.  This total included the following items allegedly owed to him in the following approximate amounts:  $605,000 for stock options, $193,000 (subsequently changed to $174,000) for bonus for fiscal year 2004 pro rated to April 30, 2004, $81,000 for unused vacation, and $41,000 for business expenses.

The parties entered into an agreement as of April 2, 2009, settling the action.  Pursuant to the settlement agreement, the Company made payments to Mr. Park and his counsel totaling $2,500,000.  The Court signed an order on April 13, 2009 dismissing the action with prejudice, which was entered by the Clerk of the Court.

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

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of June 2, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

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

While the complaint does not allege a total amount of damages sought, plaintiff alleges that she has suffered damages consisting of medical, funeral, and burial expenses, the decedent’s lost earnings prior to and lost wages after his death, lost benefits after his death, the value of his services in managing his family’s home, and loss of companionship and similar losses.  The plaintiff also requests punitive damages.  The Company has not recorded an accrual for any potential settlement of this claim as it has no basis upon which to estimate either the outcome or amount of loss, if any.  In its answer to the complaint, the Company denied the substantive allegations of the complaint and denied that it has any liability to plaintiff.    On November 17, 2008, the action as against the Company was dismissed without prejudice pursuant to a stipulation signed by plaintiff’s counsel.

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

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities.  Specifically, the tightening of the credit markets and turmoil in the financial markets could make it more difficult or impossible for us to refinance or renew the Company’s existing credit facility with Capital One Leverage Finance Corp. when it expires on May 24, 2010.

Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

Item 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Mark A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, James A. Risher, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, Mark A. Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  June 9, 2009