Form 10-K
period 2009-08-01
DEL GLOBAL TECHNOLOGIES CORP
filed 2009-11-12
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 1, 2009.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________

   Commission file number 0-3319

DEL GLOBAL TECHNOLOGIES CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-1784308
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

50B N. GARY AVENUE, ROSELLE, IL	60172
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (847) 288-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 Par Value (“Common Stock”)

Rights to Purchase Common Stock, par value $0.10 per share, distributed pursuant to Rights Agreement dated January 22, 2007

(Common Stock Purchase Rights)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. T

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant as of January 31, 2009 was $14,803,948.  Solely for the purposes of this calculation, shares held by directors, executive officers and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock of the Registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant

As of October 2, 2009 there were 22,718,306 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      None

PART I

ITEM 1   BUSINESS

Del Global Technologies Corp., a New York corporation, was incorporated in 1954.  Unless otherwise specifically indicated, “Del Global”, the “Company”, “we”, “our”, “ours” and “us” refers to Del Global Technologies Corp. and its consolidated subsidiaries.  We are a leader in developing, manufacturing and marketing medical and dental imaging systems and power conversion subsystems and components worldwide.  Our products include stationary and portable medical and dental diagnostic imaging systems and electronic systems and components such as electronic filters, transformers and capacitors.

The Company is headquartered in Roselle, Illinois.  The mailing address of our headquarters is 50B N Gary Avenue, Roselle, Illinois 60172 and our telephone number is 847-288-7000.  Our website is www.delglobal.com.  Through the Investor Relations section of our website, we make our filings with the Securities and Exchange Commission (“SEC”) available as soon as practicable after they are electronically filed with the SEC.  These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. To reach the SEC filings, follow the link to Investor Relations, and then Financial Reports.

The sale of Del High Voltage Division (“DHV”), which was part of our Power Conversion Group, was consummated on October 1, 2004.  Accordingly, this business is presented as a discontinued operation in all fiscal years presented and throughout this Form 10-K.

Subsequent to our fiscal year end the Board of the Company decided to exit the Del Medical U.S. business unit. This business is part of the Company’s Medical Systems Group, however, this decision does not include or impact the operations of our Villa subsidiary which will make up the whole of the Medical Systems Group going forward.

EMPLOYEES

As of August 1, 2009, we had 263 employees.  We believe that our employee relations are good.  None of our approximately 140 U.S. based employees are represented by a labor union.  Employment by functional area as of August 1, 2009 is as follows:

Executive	2
Administration and Finance	22
Manufacturing	186
Engineering	29
Sales and Marketing	24
Total	263

OPERATING SEGMENTS

The operating businesses that we report as segments consist of the Medical Systems Group and the Power Conversion Group.  For fiscal 2009, the Medical Systems Group segment accounted for approximately 85% of our revenues and the Power Conversion Group segment accounted for approximately 15% of our revenues.  Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs.  For the fiscal year ended August 1, 2009, none of our customers accounted for 10% or more of consolidated revenues and one of our Medical Systems Group customers accounted for approximately 14% of consolidated gross accounts receivable.  For the fiscal year ended August 2, 2008, one of our Medical Systems Group customers accounted for approximately 13% of consolidated revenues and 1% of gross accounts receivable.  For the fiscal year ended July 28, 2007, one of our Medical Systems Group customers accounted for approximately 12% of consolidated revenues and 11% of gross accounts receivable.  None of our business segments are dependent upon a single customer or a few customers.  For further information concerning our operating segments, see Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.  Our operating segments and businesses are summarized in the following table:

DIVISION	BRANDS	SUBSIDIARIES	FACILITIES
MEDICAL SYSTEMS GROUP:
Medical Imaging	Del Medical, Villa,	Del Medical Imaging Corp.	Roselle, IL
	UNIVERSAL, DynaRad, VetVision DRds	(“Del Medical”)

		Villa Sistemi Medicali	Milan, Italy
S.p.A. (“Villa”)
POWER CONVERSION GROUP:
Electronic Systems & Components	RFI, Filtron, Sprague, Stanley	RFI Corporation (“RFI”)	Bay Shore, NY

MEDICAL SYSTEMS GROUP

Our Medical Systems Group designs, manufactures, markets and sells medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems. Approximately 60% of this segment’s revenues were attributed to Villa in fiscal 2009.

Prior to December 23, 2005, the Company owned 80% of the Villa subsidiary.   On December 23, 2005, the Company acquired the remaining 20% of Villa for $2.6 million plus 904,762 restricted shares of Company common stock which were valued at $2.9 million.

Medical imaging systems of the types we manufacture use x-ray technology to produce diagnostic images of matter beneath an opaque surface. An imaging system principally consists of a high voltage power supply, an x-ray tube, a patient positioning system, and an image recording system, which is either film or a digital detector. X-rays are generated as a result of high voltage passing through a filament or cathode in an x-ray tube.  The cathode emits energized electrons which collide with a positively charged tungsten anode within the tube.  The collision of these energized electrons with the anode emits the x-ray photons or x-rays.  The x-ray tube is surrounded by a lead shield which contains an opening and various filters to direct the x-rays towards the patient.

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
Orthopedic Facilities
Imaging Centers

Our medical imaging systems are sold under the Del Medical, Villa, UNIVERSAL, VetVision DRds and DynaRad brand names. The prices of our medical imaging systems range from approximately $9,000 to $300,000 per unit, depending on the complexity and flexibility of the system.

PRODUCTS

GENERAL RADIOGRAPHIC SYSTEMS - For more than 100 years, conventional projection radiography has used film to create x-ray images. Conventional technology requires that x-ray film be exposed and then chemically processed to create a visible image for diagnosis.

We produce a broad line of conventional radiographic products used in outpatient facilities, as well as more sophisticated and expensive x-ray systems typically used in hospitals and clinics. For example, our higher-end Advanced Radiography System (ARSII), U-ARC DRT Digital Radiographic Systems and TITAN lines are designed to meet the broad requirements of a hospital or teaching university’s radiographic room, while our mid-range Del Medical and Villa systems are suited more to the needs of medium sized hospitals, outpatient clinics and private practitioners.

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

We also have a broad range of products serving medical practitioners, veterinarians and chiropractors through our UNIVERSAL and VetVision DRds brand product lines. These units are designed for durability, space efficiency and are priced more economically. Our UNIVERSAL medical products include a variety of configurations that can be constructed to best suit the needs of the desired work environment. Our UNIVERSAL AVChoice and DVChoice veterinary line of products is designed with many of the same attributes as the medical line. Our UNIVERSAL chiropractic line, consisting of our DCChoice, Raymaster and PreciseView product, combine precision alignment and positioning with a versatile chiropractic imaging systems for both analog and digital applications. Our VetVision DRds is a digital high-resolution x-ray unit designed to give veterinarians greater flexibility as it produces high-resolution digital images and takes up less space than other comparable products.

During fiscal 2009, we expanded our product portfolio with the introduction of the Del Medical GEMINI and TITAN digital product lines.    These systems enable radiologists to obtain better patient images within a fraction of the time and with lower overall costs than traditional film-based systems.

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

RADIOGRAPHIC/FLUOROSCOPIC SYSTEMS - We produce a wide range of radiographic/fluoroscopic, or R/F, systems that are able to perform complex x-ray examinations with contrast liquids for sequential and real time images. The Vision and Viromatic systems are based on the “classical approach” and require the operator to stay in close contact to the equipment and the patient. These systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract. The Apollo Remote R/F system is based on the more modern “remote control” technology and allows the technologist and radiologist to operate the system and perform the entire examination from a separate room, being totally shielded from the x-ray source. The remote controlled system is also our most flexible x-ray imaging unit as it allows skeletal, gastrointestinal, vascular, urological and gynaecological studies in the same room.  Remote controlled systems like the Apollo R/F system are also widely used in connection with our digital acquisition system, DIVA, to perform digital image acquisition and real time angiographic examinations with a vast choice of image acquisition and post-processing tools. The DIVA system can also be equipped with DICOM functionalities that enable images to be sent to centralized archival units, image reviewing workstations, laser imagers, and in general allow the system to be fully integrated into PACS (Picture Archival and Communication Systems) networks within a hospital. As of today, the Apollo Remote R/F system table, with a DIVA-D digital acquisition system represents a sophisticated system and technology produced by the Medical Systems Group.   Recently dynamic flat panels have become an available alternative to carry on fluoroscopy at 43 x 43 cm detector size. Villa has already released the Apollo DRF version. Implementing this new technology will help improve the productivity of the radiographic room by providing a fully digital environment for both radiographic and fluoroscopic applications. This product represents the most advanced and sophisticated system produced by the Medical Systems Group.

PORTABLE AND MOBILE MEDICAL X-RAY SYSTEMS – In 2009, we discontinued the portable x-ray equipment under our DynaRad brand including the HF-110A and PHANTOM systems.  Previously purchased units will continue to be covered through our standard warranty.

Larger and more powerful mobile units are also manufactured and distributed under the Villa brand and include the “Visitor” product line with high frequency generators up to 30 kilowatts that are typically used in hospitals to take radiographic images directly at the patient’s bed.

DENTAL SYSTEMS - We produce a broad range of DC and AC powered intra-oral (commonly known as bite wing) x-ray systems at our Villa facility.  In addition, our Rotograph Plus and Strato-2000 systems are utilized to perform panoramic images for dental applications using both analog and digital image capture technology. The most recent addition to the dental product line is the new Rotograph Evo panoramic, which inherits the “Rotograph” name that has been a landmark in the panoramic imaging for decades and brings important advances such as the possibility to use one mobile detector to perform both panoramic and cephalometric studies, with a substantial saving in the investment for the user. The digital versions of the panoramic units can easily be connected to a personal computer for immediate image reviewing, post-examination processing and cost effective printing and archival. The relatively small price differential between digital and analog panoramic units has triggered a very quick shift to digital technology in the marketplace which accounts for approximately 12% of the volume of new units sold over the past three years. The dental products are sold both with our own brand (Villa), as well as private labeled units to selected OEM customers.

MAMMOGRAPHY SYSTEMS - We currently resell the Melody II system outside of the U.S.  The Melody II unit is manufactured by a European-based manufacturer and sold under the Villa brand.  Although we have exclusive use of the “Melody II” name, our supplier markets a similar product in several competing markets.

SURGICAL C-ARMS – We sell a mobile C-arm unit called “Arcovis 3000” under the Villa brand.  The product is manufactured by a European company that also sells similar products to other customers.

MARKETING AND DISTRIBUTION

Our medical imaging systems are sold in the U.S. and internationally, principally by a network of over 300 distributors worldwide. This network expanded during fiscal year 2008 when we partnered with one of the largest dealer buying groups to distribute our digital and general radiographic imaging equipment for the medical, chiropractic and veterinary markets.  Medical imaging system distributors are supported by our regional managers, area managers, marketing managers and technical support groups, who train distributor sales and service personnel and participate in customer calls.  Due to the different markets and end use customers for dental as compared to medical imaging systems, dental products are distributed by a separate network of dental dealers who target the dental practitioners market.  In addition, we do some private label manufacturing of dental products for certain OEM customers.

Technical support in the selection, use and maintenance of our products is provided to distributors and professionals by customer service representatives. We also maintain telephone hotlines to provide technical assistance to distributors during regular business hours. We have recently established the position of “Application Specialists” in both the U.S. and Italian facilities to maximize customer satisfaction and provide value-added services to our customers buying digital radiographic and fluoroscopic systems.  Additional product and distributor support is provided through participation in medical equipment exhibitions and trade specific advertising.  In 2009 we introduced the Del Medical Leasing Program, which provides a lease-to-own option that allows our dealers to facilitate sales and provide more diversity in financing options.

We typically exhibit our products at annual conferences, including the RSNA Conference in Chicago, the MEDICA Medical Conference in Dusseldorf, Germany, the European Congress of Radiology (ECR) Conference in Vienna, Austria, and the International Dental Show (IDS) in Cologne, Germany and other venues worldwide.  Sales of the Company’s products in North America are typically on open account with 30 day terms.  Our products sold outside of North America are usually secured by a letter of credit to mitigate any potential credit risk, with longer terms being given to non-U.S. customers as is customary in international business.  Our Company also has the capacity to participate in and win large international tenders, which require careful assessment of the commercial aspects, regulatory requirements, production planning and financial exposure.  Multi-million dollar tenders have been awarded to our Villa operation in the last two fiscal years in countries, including Mexico, Lithuania, Romania, Russia and Vietnam.

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

PRODUCT DEVELOPMENT

It is generally accepted that digital radiography will continue to become the dominant technology used in hospitals and imaging clinics throughout the world over the next 10 to 15 years. Currently, there are a number of competing technologies available in connection with the digitization of x-ray images. In addition, there are substantial hurdles which need to be addressed in terms of transitioning radiology practices from the current analog environment to a digital environment. These ancillary issues include image storage and retrieval and record keeping. However, due to the high cost of this technology, many institutions have not yet adopted digital technology. In addition, there is uncertainty as to which technology will be accepted as the industry-standard for image capture and communication and storage of digital image information.

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

Consequently, our current research and development spending is focused on both enhancing our existing conventional radiographic products and continuing to enhance our digital radiographic solutions and explore partnerships with strategic vendors in the digital marketplace.   The introduction of digital imaging is growing much faster in dental applications where the cost difference between traditional and digital does not represent a significant barrier.  In order to more fully participate in the digital dental market, Villa has initiated a strategic partnership with a French company, Owandy S.A.S., that provides the digital solutions for dental panoramic units and Villa is offering a full line of digital panoramic units.

Spending for research and development for our Medical Systems Group was approximately $2.0 million for fiscal year 2009, $2.5 million for fiscal year 2008 and $2.0 million for fiscal year 2007.

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

GOVERNMENT REGULATION

Our medical imaging systems are medical devices subject to regulation by the U.S. Food and Drug Administration (the “FDA”) and to regulation by foreign governmental authorities. We also are subject to various state and local regulations. Regulatory requirements include registration as a manufacturer, compliance with established manufacturing practices, procedures and quality standards, strict requirements dealing with the safety, effectiveness and other properties of the products, conformance with applicable industry standards, product traceability, adverse event reporting, distribution, record keeping, reporting, compliance with advertising and packaging standards, labeling, and radiation emitting qualities of these products. Failure to comply can result in, among other things, the imposition of fines, criminal prosecution, recall and seizure of products, injunctions restricting or precluding production or distribution, the denial of new product approvals and the withdrawal of existing product approvals.

FDA’S PREMARKET CLEARANCE AND APPROVAL REQUIREMENTS

In the U.S., medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II and Class III. Del Medical manufactures several Class I and Class II devices.  Before a new Class II device can be introduced into the U.S. market, the manufacturer must obtain FDA clearance or approval through either premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or a premarket approval under Section 515 of that Act, unless the product is otherwise exempt from the requirements.

A Section 510(k) premarket notification must contain information supporting the claim of substantial equivalence, which may include laboratory results and product comparisons to existing devices.  Following submission of a 510(k) application, a manufacturer may not market the device until the FDA finds the product is substantially equivalent for a specific or general intended use. FDA 510(k) clearance generally takes 90 days and may take longer if FDA requests additional information. There is no assurance the FDA will ultimately grant a clearance. The FDA may determine that a device is not substantially equivalent and may require submission and approval of a premarket approval application or require further information before it is able to make a determination regarding substantial equivalence.

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

FOREIGN GOVERNMENT REGULATION

Our products are also regulated outside the U.S. as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA’s, in the countries in which we plan to sell our products. We work with our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the U.S. In certain foreign markets, it is necessary to obtain ISO 9001 certification, which is analogous to compliance with the FDA’s Good Manufacturing Practices requirements. It is also necessary to obtain ISO 13485 certification, which specifies requirements for a quality system to be used for design and development, production, installation and servicing of medical devices. We have obtained ISO 9001 certification and ISO 13485 certification, for both of our medical systems manufacturing facilities.  In many European Communities and other international locations it is necessary or desirable to have a “CE” (Communities of Europe) mark on our products. This involves substantial testing by a third party such as Underwriters Laboratories or Electronics Testing Laboratories and for some devices, a certificate from a notified body declaring conformance to applicable directives and regulations. We have completed the necessary third party testing at both manufacturing locations, maintain the necessary certifications and are qualified to place the CE mark on all products intended for sale in such countries. The time and cost required obtaining market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

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

DISCONTINUED OPERATIONS

Subsequent to our fiscal year end the Board of the Company decided to exit the Del Medical U.S. business unit. This business is part of the Company’s Medical Systems Group, however, this decision does not include or impact the operations of our Villa subsidiary which will make up the whole of the Medical Systems Group going forward.

The options for exiting the Del Medical U.S. business unit include a sale of the operations, a sale of certain assets and product lines of the business unit, or a full shut down. The Company is currently engaged in discussions with prospective buyers for the operation, product lines, or assets and expects to make a final decision regarding the business unit in the near future.

The results of this business disposition will be reported as a loss from discontinued operations in our fiscal 2010 first quarter 10-Q in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The loss on disposition, under the assumption of a full shut down and including non cash asset write offs, is estimated to be in the range of $6.0 million to $6.5 million and will be recorded in the first quarter results.

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

The Power Conversion Group provides subsystems and components which are used in the manufacture of medical electronics, military and industrial applications as follows:

POWER CONVERSION GROUP MARKETS SERVED

AEROSPACE, DEFENSE & HOMELAND SECURITY	INDUSTRIAL/COMMERCIAL
Guidance & Weapons Systems	Induction Heating
Communications	Meteorological
Radar Systems	Power Systems
Military Shelters	Satellite
Power Systems	Shielded Rooms/Enclosures
Aerospace Electronics	Power Systems
Aircraft Lighting Systems
Telecommunication Electronics
TELECOMMUNICATIONS	MEDICAL
Telecom Equipment for Voice & Data Transmission	Radiation Oncology
Telephone Switching Systems	Magnetic Resonance Imaging (“MRI”)
CT Imaging
X-Ray

PRODUCTS

MILITARY APPLICATIONS - Through our relationships with many of the federal government’s top defense suppliers, such as Raytheon, Boeing, Lockheed Martin and Northrop Grumman, we supply electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics.  On May 24, 2007, the Company's RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court, Eastern District of New York to provide items and records from its Bay Shore, New York offices in connection with U.S. Department of Defense (“DOD”) contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices. The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review. The Company's RFI subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

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

The majority of the Power Conversion Group’s raw materials are purchased on open account from vendors pursuant to various individual or blanket purchase orders. Procurement lead times are such that the Company is not required to hold significant amounts of inventory in order to meet customer demand. The Company believes its sources of supply for the Power Conversion Group are adequate to meet its needs.

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

PRODUCT DEVELOPMENT

We have a well developed engineering and technical staff in our Power Conversion Group. Our technical and scientific employees are generally employed in the engineering departments at our RFI business unit, and split their time, depending on business mix and their own technical background, between supporting existing production and development and research efforts for new product variations or new customer specifications. Our products include transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications. Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source. Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems. No significant engineering related time was charged to research and development spending for the continuing operations of the Power Conversion Group in fiscal years 2009, 2008 or 2007.

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

BACKLOG

Consolidated backlog at August 1, 2009 was $13.2 million versus backlog at August 2, 2008 of approximately $22.7 million. The backlog in the Power Conversion Group of $4.5 million decreased $0.9 million from levels at the beginning of the fiscal year while there was an $8.6 million decrease in the fiscal year end backlog of our Medical Systems segment from August 2, 2008 reflecting lower booking during the twelve month period in international markets. Substantially all of the backlog should result in shipments within the next 12 to 15 months.

GEOGRAPHIC AREAS

For further information about Geographic areas the Company operates in, as well as other segment related disclosures, refer to Note 8 of the Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report.

ITEM 1A   RISK FACTORS

Prospective investors should carefully consider the following risk factors, together with the other information contained in this Annual Report, in evaluating the Company and its business before purchasing our securities.  In particular, prospective investors should note that this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and that actual results could differ materially from those contemplated by such statements.  The factors listed below represent certain important factors which we believe could cause such results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated

RECENT AND FUTURE ECONOMIC CONDITIONS, INCLUDING TURMOIL IN THE FINANCIAL AND CREDIT MARKETS, MAY ADVERSELY AFFECT OUR BUSINESS.

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

Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the Company’s securities.  Specifically, the tightening of the credit markets and turmoil in the financial markets could make it more difficult or impossible for us to refinance the Company’s existing credit facility with Capital One Leverage Finance Corp. when it expires on May 24, 2010.

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

WE DO NOT INTEND TO PAY DIVIDENDS ON SHARES OF OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business.  We do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.  Moreover, our credit facility with our U.S. lender restricts our ability to pay dividends.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes Oxley Act of 2002, are creating uncertainty for companies such as ours.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities, which could harm our business prospects.

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET AND WE CANNOT PREDICT WHEN OR IF IT EVER WILL BE LISTED ON ANY NATIONAL SECURITIES EXCHANGE.

Due to our past failure to comply with the United States Securities Laws, our common stock was suspended from trading on the NASDAQ National Market in December 2000.  Current pricing information on our common stock has been available on the Over the Counter Bulletin Board (the “OTCBB”).  The OTCBB is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges or the NASDAQ National Market, and quotes for stocks included in the OTCBB are not listed in the financial sections of newspapers.  Therefore, prices for securities traded solely in the OTCBB may be difficult to obtain, and shareholders may find it difficult to resell their shares.  In order to be re-listed, we will need to meet certain listing requirements.  There can be no assurance that we will be able to meet such listing requirements.

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

On May 24, 2007, the Company’s RFI subsidiary was served with a subpoena to testify before a grand jury of the United States District Court, Eastern District of New York and to provide items and records from its Bay Shore, New York offices in connection with U.S. DOD contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  The Company’s RFI subsidiary is continuing to ship products to the U.S. Government as well as to its commercial customers.

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

Our medical imaging products, with the exception of certain veterinary lines, are the subject of a high level of regulatory oversight.  Any delay in our obtaining or our inability to obtain any necessary U.S. or foreign regulatory approvals for new products could harm our business and prospects.  There is a limited risk that any approvals or clearances, once obtained, may be withdrawn or modified which could create delays in shipping our product, pending re-approval.  Medical devices cannot be marketed in the U.S. without clearance or approval by the FDA.  Our Medical Systems Group businesses must be operated in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices.  Our manufacturing facilities and business practices are subject to periodic regulatory audits and quality certifications and we do self audits to monitor our compliance.  In general, corrective actions required as a result of these audits do not have a significant impact on our manufacturing operations; however there is a limited risk that delays caused by a potential response to extensive corrective actions could impact our operations.  Virtually all of our products manufactured or sold overseas are also subject to approval and regulation by foreign regulatory and safety agencies.  If we do not obtain these approvals, we could be precluded from selling our products or required to make modifications to our products which could delay bringing our products to market.  Because our U.S. product lines are mature, new product changes are in general relatively minor, and accordingly regulatory approval is more streamlined.

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

It is generally accepted that digital radiography will become the dominant technology used in hospitals and imaging clinics throughout the world over the next 10 to 15 years.  Currently, there are a number of competing technologies available in connection with the digitization of x-ray images.  However, due to the high cost of this technology, many institutions have not yet adopted digital technology.  In addition, there is uncertainty as to which technology system will be accepted as the industry leading protocol for image digitization and communication.  Lack of an adequate digital capability could impact our business and result in a loss of market share.

A SHORTAGE OF AN ADEQUATE SUPPLY OF RAW MATERIALS COULD INCREASE OUR COSTS AND CAUSE A DELAY IN OUR ABILITY TO SHIP PRODUCT AND FULFILL ORDERS.  A LARGE PORTION OF OUR MANUFACTURING COSTS CONSIST OF THE COST OF MATERIALS AND AN INCREASE IN THESE COSTS COULD ADVERSELY IMPACT OUR GROSS MARGINS.

We rely on external sources to supply raw materials, which consist primarily of mechanical subassemblies, electronic components, x-ray tubes and x-ray generators in the Medical Systems Group and electronic components and subassemblies and metal enclosures for its products in the Power Conversion Group.  Our ability to meet future demand and manufacture our product is dependent on these sources of supply.  If disruptions in these sources of supply cause shortages of raw materials, our ability to ship products to customers will be impacted.  In addition, due to the high material cost component of our manufactured goods, our gross margins would be adversely impacted by increases in raw material costs we may be unable to pass along to our customers due to market conditions.

DUE TO THE SIGNIFICANCE OF OUR INTERNATIONAL OPERATIONS, POLITICAL OR ECONOMIC CHANGES IN THE VARIOUS COUNTRIES OR REGIONS WE MANUFACTURE IN OR SELL OUR PRODUCTS TO COULD IMPACT OUR FINANCIAL CONDITION.

International sales, including products manufactured at our facility in Milan, Italy, as well as products manufactured in the U.S., comprised 55% and 64% of consolidated revenues for fiscal years 2009 and 2008, respectively, and will account for significantly more in 2010 with the closing of DMI.  Our future results could be adversely affected by a variety of international risks, including unfavorable foreign currency exchange rates; difficulties in managing and staffing international operations, political or social unrest; economic instability or natural disasters; environmental or trade protection measures; changes in governmental or other entities buying patterns and tender order procedures; changes in other regulatory or certification requirements.  In addition, any changes in Italian tax laws including changes in withholding on dividends from our Italian subsidiary or other restrictions on transfers of funds to the U.S. could impact our financial condition.

THE COMPANY’S WORKING CAPITAL NEEDS ARE FINANCED IN PART BY CREDIT FACILITIES WITH U.S. AND ITALIAN BANKS.  THE COMPANY HAS NEEDED TO OBTAIN WAIVERS FROM ITS U.S. LENDERS FOR COVENANT VIOLATIONS DUE TO LESS THAN ANTICIPATED OPERATING RESULTS.

On December 6, 2006, the Company and its U.S. lender, Capital One, signed an amendment to its U.S. revolving credit and term loan credit facility which waived covenant violations existing as of October 28, 2006 and adjusted the financial covenants for future periods based on a business plan the Company provided to Capital One.  As of August 1, 2009, the Company had $7.4 million of outstanding borrowings under this revolving credit facility and was non-compliant with the following covenants: the Senior U.S. Debt Ratio and Fixed Charge Coverage Ratio due to lower than anticipated performance during fiscal 2009.  On October 30, Capital One waived the non-compliance with these covenants for the fourth quarter of fiscal 2009 and amended future covenants through May 24, 2010, the credit facility’s maturity date.

If the Company were not able to be in compliance with the amended covenants and its lender were unable to cure the violations by signing a waiver agreement, or through other means, the Company could be in default under its domestic credit agreements and the banks would have the ability to stop revolving credit borrowings under the facility or accelerate the maturity of any outstanding balances.  If additional sources of debt or equity capital were not available at that point, such acceleration could have a material adverse impact on the Company’s financial position.

Management believes that if additional financing is needed once the U.S. revolving credit facility matures on May 24, 2010, they would be able to obtain new asset based financing on the remaining U.S. subsidiary, secure a mortgage on the building owned by the U.S. subsidiary or dividend necessary funds from the foreign subsidiary.  The Company can make no assurances that it will be able to obtain additional financing in the future on terms favorable to the Company or at all.

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

POTENTIAL SETTLEMENTS REQUIRED UNDER LEGAL PROCEEDINGS WITH FORMER EMPLOYEES OF THE COMPANY COULD UNDULY BURDEN OUR COMPANY.

On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007.  George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act: (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge,  As of October 30, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

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

We are also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control and waste management and disposal. The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.

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

A SIGNIFICANT NUMBER OF OUR SHARES WILL BE AVAILABLE FOR FUTURE SALE AND COULD DEPRESS THE MARKET PRICE OF OUR STOCK.

As of October 1, 2009, an aggregate of 22,718,306 shares of our common stock were outstanding.  In addition, as of October 1, 2009, there were outstanding options to purchase 2,336,315 shares of our common stock, 1,924,688 of which were fully vested.  Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future ability to raise capital through offerings of our equity securities.  A large volume of sales by holders exercising the warrants or options could have a significant adverse impact on the market price of our common stock.

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

At a special meeting of shareholders of the Company held on November 17, 2006, the Company’s shareholders approved an Amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock, par value $0.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares in order to have a  sufficient  number of shares of  Common  Stock to  provide a reserve  of shares  available for issuance to meet  business  needs as they may arise in the future. Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.  Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for their shares over then current market prices.

ITEM 1B   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2   PROPERTIES

The following is a list of our principal properties, classified by segment and subsidiary:

SEGMENT	LOCATION	APPROX. FLOOR AREA IN SQ. FT.	PRINCIPAL USES	OWNED/LEASED (EXPIRATION DATE IF LEASED)
MEDICAL SYSTEMS GROUP:
Del Medical Imaging Corp	Roselle, IL	22,000	Corporate headquarters, Design and distribution	Leased (2013) (1)
Villa Sistemi Medicali	Milan, Italy	67,000	Design and manufacturing	Leased (2011)(2)

POWER CONVERSION GROUP:
RFI	Bay Shore, NY	55,000	Design and manufacturing	Owned

(1)	Lease commencement date was February 2009.

(2)	Villa has the option to purchase this property at the conclusion of this lease.

We believe that our current facilities are sufficient for our present and anticipated future requirements.  The Company’s manufacturing operations run on one shift and we have the ability to add a second shift, if needed.  The Company’s domestic credit facilities are secured, in part, by a mortgage on RFI’s property.

ITEM 3    LEGAL PROCEEDINGS

RFI - On May 24, 2007, the Company’s Power Conversion subsidiary, RFI, was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore, NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government, as well as to its commercial customers.

APERGIS - On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of October 30, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

PART II

ITEM 5   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective May 11, 2007, our common stock commenced trading on the Over the Counter “OTC” Bulletin Board under the symbol “DGTC.OB”.  Prior to that, they had been traded on the “pink sheets,”, under the symbol “DGTC.PK”. The OTC is an over-the-counter market which provides significantly less liquidity than established stock exchanges, and quotes for stocks included in the OTC are not listed in the financial sections of newspapers as are those for established stock exchanges.  Our securities had been suspended from trading on the NASDAQ National Market on December 19, 2000 because we had not filed an Annual Report for the year ended July 29, 2000 within the SEC’s prescribed time period.

As of October 1, 2009, there were approximately 744 holders of record of our common stock. The following table shows the high and low sales prices per share of our common stock for the past eight quarters, as reported by the over the counter market. The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

FISCAL PERIOD	HIGH	LOW
FISCAL 2009
First Quarter	$1.55	$0.80
Second Quarter	1.04	0.45
Third Quarter	0.85	0.28
Fourth Quarter	0.80	0.20
FISCAL 2008
First Quarter	$3.40	2.25
Second Quarter	3.25	2.30
Third Quarter	2.65	1.99
Fourth Quarter	2.45	1.15

We have not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983. The payment of cash dividends is prohibited under our U.S. credit facility. We do not intend to pay any cash dividends in the foreseeable future.

ITEM 6   SELECTED FINANCIAL DATA

The selected income statement data presented for the fiscal years ended August 1, 2009, August 2, 2008 and July 28, 2007 and the balance sheet data as of August 1, 2009 and August 2, 2008 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The income statement data for the years ended July 29, 2006 and July 30, 2005, and the balance sheet data as of July 28, 2007, July 29, 2006 and July 30, 2005 have been derived from audited financial statements not included herein. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K.

	FISCAL YEARS ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006	JULY 30, 2005

INCOME STATEMENT DATA:
Net sales	$80,400	$108,306	$104,167	$83,014	$84,872
Gross margin	16,728	26,787	25,017	19,358	22,281
Selling, general and administrative	13,977	15,586	14,590	13,619	16,452
Research and development	1,992	2,488	2,013	1,562	1,636
Goodwill impairment	-	1,911	-	-
Litigation settlement costs	3,736	450	-	697	300
Operating income (loss)	(2,977)	6,352	8,414	3,480	3,893
Minority interest	-	-	-	108	393
Provision for income taxes	1,123	3,247	3,553	1,758	2,054
Income (loss) from continuing operation	(4,128)	2,977	3,816	269	193
Discontinued operation	-	-	-	(175)	199
Net income (loss)	(4,128)	2,977	3,816	94	392
Net income (loss) per share – Basic
Continuing operations	$(0.18)	$0.12	$0.24	$0.02	$0.02
Discontinued operation	-	-	-	(0.01)	0.02
Net income (loss) per basic share	$(0.18)	$0.12	$0.24	$0.01	$0.04
Net income (loss) per share – Diluted
Continuing operations	$(0.18)	$0.12	$0.23	$0.02	$0.01
Discontinued operation	-	-	-	(0.01)	0.02
Net income (loss) per diluted share	$(0.18)	$0.12	$0.23	$0.01	$0.03
Weighted average shares outstanding – Basic	23,286	24,196	16,155	11,244	10,490
Weighted average shares outstanding – Diluted	23,286	24,646	16,455	12,076	11,465

	AS OF
	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006	JULY 30, 2005
BALANCE SHEET DATA:
Working capital	$22,061	$31,204	$24,978	$6,935	$10,122
Total assets	55,262	66,353	66,339	49,153	40,776
Long-term debt and subordinated note	2,385	4,504	5,393	5,133	6,454
Shareholders’ equity	28,628	36,163	30,196	12,814	9,228

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

Subsequent to our fiscal year end the Board of the Company decided to exit the Del Medical U.S. business unit. This business is part of the Company’s Medical Systems Group, however, this decision does not include or impact the operations of our Villa subsidiary which will make up the whole of the Medical Systems Group going forward.

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

During fiscal years 2009, 2008 and 2007, the Company’s foreign tax reporting entity was profitable and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets.  As of August 1, 2009, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax assets.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset of $0.6 million at August 1, 2009 will be realized.

The Company’s foreign subsidiary operates in Italy.  Fiscal 2008 income tax expense includes a charge that reduces the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from an income tax rate reduction in Italy.

Additionally, the Company’s deferred income tax liabilities as of July 28, 2007 included the estimated tax obligation that would have been incurred upon a distribution of the foreign subsidiary’s earnings to its U.S. parent.  This tax liability was recorded as the foreign subsidiary had routinely distributed monies to its U.S. parent.  Based on operating results, expectations of future results and available cash and credit in the U.S., the Company determined it no longer intends to repatriate monies and  reversed this tax obligation during fiscal 2008. This reversal resulted in an adjustment to available net operating loss carryforwards and the related valuation allowance.   In addition, there was a reduction in tax expense for fiscal 2008 resulting from the reversal of accrued Italian withholding taxes on undistributed earnings.

EXCESS AND OBSOLETE  INVENTORY

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

VALUATION OF FINISHED GOODS INVENTORIES

In addition, we use certain estimates in determining interim operating results. The most significant estimates in interim reporting relate to the valuation of finished goods inventories. For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories. These estimates are revised based on actual results at year end.  As of August 1, 2009, finished goods represented approximately 25.7% of the gross carrying value of our total gross inventory. We believe the estimation methodologies used are appropriate and are consistently applied.

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

The Company’s fiscal 2009 impairment assessment on its international Medical Systems Group reporting unit did not suggest impairment.  However, future operating results and earnings could fluctuate, requiring the Company to reevaluate the carrying value of its goodwill.

At August 1, 2009, the Company’s market capitalization was below tangible book value.  While the market capitalization decline was considered in the Company’s evaluation of fair value, the market metric is only one indicator of fair value.  In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company.

The Company will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in future impairment.  In the event that the Company determines goodwill is impaired in the future, it would need to recognize a non-cash impairment charge, which could have a material adverse effect on its consolidated balance sheet and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

FISCAL 2009 COMPARED TO FISCAL 2008

The following table summarizes key indicators of consolidated results of operations:

	Year Ended
(Dollars in thousands, except per share data)	August 1, 2009	August 2, 2008
Sales	$80,400	$108,306
Gross margin as a percentage of sales	20.8%	24.7%
Total operating expenses	19,705	20,435
Net income (loss)	(4,128)	2,977
Diluted income (loss) per share	$(0.18)	$0.12

Sales:
The following table summarizes sales:
	Year Ended
(Dollars in thousands)	August 1, 2009	August 2, 2008
Medical System Group	$68,448	$95,052
Power Conversion Group	11,952	13,254
Total	$80,400	$108,306

Consolidated net sales of $80.4 million for fiscal year 2009 reflect a decrease of $27.9 million, or 25.8%, from fiscal 2008 net sales of $108.3 million, due to decreased sales in our Medical Systems Group.  Sales at the Medical Systems Group for fiscal 2009 of $68.4 million reflect a decrease of $26.6 million, or 28.0%, from the prior fiscal year, primarily due to decreased domestic and international sales volume attributable to the global economic slowdown and reduction in capital expenditures and credit availability for customers and a favorable prior year shipment level on an expired international contract.  The Power Conversion Group’s sales for fiscal 2009 of $12.0 million were approximately $1.3 million less than prior year’s sales, a decrease of 9.8%, due to weaker sales bookings in fiscal year 2009.

Consolidated gross margins as a percent of sales were 20.8% in fiscal 2009, compared to 24.7% in fiscal 2008.  The Medical Systems Group fiscal year 2009 gross margin percentage of 17.6% was lower than the gross margin of 22.9% in fiscal 2008 due primarily to lower sales volumes and plants operating with excess capacity.  The Power Conversion Group’s gross margin for fiscal 2009 was 38.9% versus 38.2% in the prior year attributable to a shift in product mix and decreased overhead expenses.

Operating Expenses:

Operating expenses for fiscal year 2009 increased to 24.5% of net sales from 18.9% in the prior fiscal year.  This increase is primarily due to litigation settlement costs as discussed elsewhere in this document and the effect of decreased sales volume discussed above.  This increase was off-set by a $1.9 million one-time, non cash goodwill impairment charge related to the Medical Systems Group’s U.S. medical business in the third quarter of fiscal 2008.  In addition, research and development expenses in fiscal 2009 of $2.0 million were $0.5 million lower than fiscal 2008, primarily due to the effect of favorable currency translation rates.

The following table summarizes the key increase/(decrease) in operating expenses for fiscal year 2009 from the prior year:

(Dollars in thousands)	August 1, 2009
Research and Development	$(496)
Selling, General and Administrative	(1,609)
Litigation Settlement Cost	3,286
Goodwill Impairment	(1,911)
Change in total operating expense	$(730)

The operating loss for fiscal year 2009 was ($3.0) million versus operating income of $6.4 million in fiscal 2008.  In fiscal year 2009, the Medical Systems Group had an operating loss of ($0.7) million and the Power Conversion Group achieved an operating profit of $2.1 million.  There were also unallocated corporate costs of $4.4 million, primarily consisting of litigation settlement related charges.

Research and Development expenses for fiscal 2009 were $2.0 million or 2.5% of sales compared to $2.5 million or 2.3% of sales in fiscal 2008 due primarily to reduced  international product development efforts in fiscal 2009.

Selling, General and Administrative expenses (“SG&A”) for fiscal 2009 were $14.0 million or 17.4% of sales compared to $15.6 million or 14.4% of sales in fiscal 2008.  This decrease reflects the Company’s continued focus on cost reductions in both its foreign and domestic operations.  The increase in the litigation settlement cost of $3.2 million for fiscal 2009 was due to the Company’s settlement of both its Park and Moeller litigation as discussed in note 12 to the consolidated financial statements.

Interest expense, net of $0.3 million for fiscal 2009, was unchanged from the previous fiscal year.

On a consolidated basis, the Company recorded a fiscal 2009 pretax loss of ($3.0) million, comprised of foreign pretax income of $2.5 million offset by a U.S. pretax loss of ($5.5) million. During fiscal 2008, the Company recorded pretax income of $6.2 million which included foreign pretax income of $8.3 million, offset by a U.S. pretax loss of ($2.1) million. The related fiscal 2009 and 2008 income tax expense of $1.1 million and $3.2 million, respectively, was primarily due to foreign taxes on the profits of Villa. The Company has not provided for any income tax benefits related to the U.S. pretax losses in either fiscal 2009 or fiscal 2008 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards as explained in Critical Accounting Policies above.

The Company recorded a net loss of ($4.1) million, or ($0.18) per basic share and diluted share, in fiscal 2009, as compared to a net income of $3.0 million, or $0.12 per basic share and diluted share, in fiscal 2008.

Consolidated backlog at August 1, 2009 was $13.2 million versus backlog at August 2, 2008 of approximately $22.7 million. The backlog in the Power Conversion Group of $4.5 million decreased $0.9 million from levels at the beginning of the fiscal year while there was an $8.6 million decrease in the fiscal year end backlog of our Medical Systems Segment from August 2, 2008 reflecting weaker booking during the twelve month period in domestic and international markets due to the global economic slowdown and reduction in capital expenditures and credit availability for customers discussed above. Substantially all of the backlog should result in shipments within the next 12 to 15 months.

FISCAL 2008 COMPARED TO FISCAL 2007

The following table summarizes key indicators of consolidated results of operations:

	Year Ended
(Dollars in thousands, except per share data)	August 2, 2008	July 28, 2007
Sales	$108,306	$104,167
Gross margin as a percentage of sales	24.7%	24.0%
Total operating expenses	20,435	16,603
Net earnings from continuing operations	2,977	3,816
Diluted earnings per share	$0.12	$0.23

Sales:
The following table summarizes sales:
	Year Ended
(Dollars in thousands)	August 2, 2008	July 28, 2007
Medical System Group	$95,052	$90,979
Power Conversion Group	13,254	13,188
Total	$108,306	$104,167

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

     Gross margins as a percent of sales were 24.7% in fiscal 2008, compared to 24.0% in fiscal 2007.  The Power Conversion Group margins were 37.9% in fiscal 2008 as compared to 37.3% in fiscal 2007 reflecting increased margins in product mix and decreased production cost.  For the Medical Systems Group, fiscal 2008 gross margins of 22.9% were higher than gross margins of 22.1% in the prior year due primarily to increased sales in the Del Medical legacy product lines which have lower selling prices but greater gross margins.

Operating Expenses:

The following table summarizes the key increase/(decrease) in operating expenses for fiscal year 2008 from the prior year:

(Dollars in thousands)	Year Ended August 2, 2008
Research and Development	$475
Selling, General and Administrative	996
Litigation Settlement Cost	450
Goodwill Impairment	1,911
Change in total operating expense	$3,832

Research and Development expenses for fiscal 2008 were $2.5 million or 2.3% of sales compared to $2.0 million or 1.9% of sales in fiscal 2007 due primarily to higher international product development efforts in fiscal 2008.

Selling, General and Administrative expenses (“SG&A”) for fiscal 2008 were $15.6 million or 14.4% of sales compared to $14.6 million or 14.0% of sales in fiscal 2007.  The increase is primarily due to higher stock based compensation expenses related to increased volume of stock options vesting during fiscal 2008, legal expenses related to the Moeller case discussed elsewhere in this document and increased expenses related to investigating potential business acquisitions.

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

Interest expense, net of $0.3 million for fiscal 2008 was $0.7 million lower than the prior year due to a reduction in borrowings resulting from the paydown of U.S. based debt with the proceeds of our March 2007 Right Offering, partially offset by additional borrowings in Italy to support it’s day to day operations.

On a consolidated basis, the Company recorded fiscal 2008 pretax income of $6.2 million, comprised of foreign pretax income of $8.3 million offset by a U.S. pretax loss of $2.1 million.  During fiscal 2007, the Company recorded pretax income of $7.4 million which included foreign pretax income of $8.2 million, offset by a U.S. pretax loss of $0.8 million.  The related fiscal 2008 and 2007 income tax expense of $3.2 million and $3.6 million, respectively, was primarily due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in either fiscal 2008 or fiscal 2007 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards as explained in Critical Accounting Policies above.

Reflecting the above, we recorded net income of $3.0 million, or $0.12 per basic share and diluted share, in fiscal 2008, as compared to a net income of $3.8 million, or $0.24 per basic share and $0.23 per diluted share, in fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital include, but are not limited to, cash flow from operations, short-term credit facilities and the residual proceeds of the Rights Offering.  Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when the Company would like, or need to do so, which could have an impact on our ability to react to changing economic and business conditions.  Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital recourses  are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.

Working Capital -- At August 1, 2009 and August 2, 2008, our working capital was approximately $22.1 million and $31.2 million, respectively. The decrease in working capital for fiscal 2009 as compared to fiscal 2008 related primarily to increased cash payments for litigation settlements and decreases in ending accounts receivable resulting from lower sales and lower foreign currency translation rates. At August 1, 2009 and August 2, 2008, we had approximately $8.0 million and $7.9 million in cash and cash equivalents, respectively.  This increase is primarily due to borrowings on our revolving credit facilities offset by payments for litigation settlement as well as a reduction in accounts payable.  As of August 1, 2009, we had approximately $1.6 million of excess borrowing availability under our domestic revolving credit facility compared to $6.4 million at August 2, 2008.

In addition, as of August 1, 2009 and August 2, 2008, our Villa subsidiary had an aggregate of approximately $11.5 million and $13.5 million, respectively, of excess borrowing availability under its various short-term credit facilities, respectively. Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

The following is a summary of the Company’s cash flows:	Year Ended
(Dollars in thousands, except per share data)	August 1, 2009	August 2, 2008
Net cash (used in) provided by operating activities	$(2,867)	$1,726
Net cash used in investing activities	(611)	(1,208)
Net cash provided by (used in) financing activities	4,370	(1,047)
Effect of exchange rate changes on cash	(737)	497
Net increase (decrease) in cash and cash equivalents	155	(32)
Cash and cash equivalents at beginning of year	7,828	7,860
Cash and cash equivalents at end of period	$7,983	$7,828

FISCAL 2009 COMPARED TO FISCAL 2008

Cash Flows from Operating Activities -- For the year ended August 1, 2009, the Company used $2.9 million of cash for continuing operations, compared to generating $1.7 million in the prior fiscal year. The decrease is largely due to the operating loss and a  reduction in payables due to aggressive payables management in fiscal year 2009, offset by a decrease in trade receivables due to lower sales, as trade receivables produced positive cash flow in 2009 compared to 2008.

Cash Flows from Investing Activities – The Company made approximately $0.6 million in facility improvements and capital equipment expenditures for the fiscal year ended August 1, 2009, which was $0.6 million less than the facility improvements and capital equipment expenditures for the comparable prior fiscal year period.  As part of our cost reduction strategy, we have relocated the Company’s corporate offices.  The cost associated with relocating the Company’s corporate offices is estimated to be $0.3 million.  The move to the new facility will result in annual cost savings of $0.3 million.

Cash Flows from Financing Activities – During the year ended August 1, 2009, the Company borrowed approximately $7.4 million for use in the business.  The Company repaid a total of $1.6 million of indebtedness on our Italian borrowings, as compared to $1.2 million in the comparable prior fiscal year period.  In addition, the Company repurchased approximately $1.6 million of its common stock outstanding in the second quarter of fiscal 2009.

The following table summarizes our contractual obligations, including debt and operating leases at August 1, 2009 (in thousands):

OBLIGATIONS	TOTAL (1)	WITHIN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Long-term debt obligations (1)	$2,107	$1,188	$919	$-	$-
Capital lease obligations	1,931	465	1,466	-	-
Interest	463	253	210	-	-
Operating lease obligations	1,191	377	641	173	-
Total contractual cash obligations	$5,692	$2,283	$3,236	$173	$-

(1)    As of August 1, 2009, the Company had $7.4 million and $0.1 million of outstanding borrowings under its revolving credit facilities in the U.S. and in Italy respectively.

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

     CREDIT FACILITY AND BORROWING

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital, which was acquired by Capital One Leverage Finance Corp. during fiscal year 2008 (the "North Fork Facility" and the “Capital One Facility”) and repaid the prior facility. In March 2007, the Company used a portion of the proceeds from a Rights Offering to pay all outstanding balances under this facility as well as $2.5 million of subordinated notes then outstanding and $0.1 million in related interest.

On June 1, 2007, the North Fork Facility was amended and restated.  As restated, the North Fork Facility provides for a $7.5 million formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility of up to $1.5 million.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 0.5% or, alternatively, at a LIBOR rate plus 2.5%.  Other changes to the terms and conditions of the original loan agreement include an extension through May 24, 2010, the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

As of August 1, 2009 and August 2, 2008, the Company had approximately $1.6 million and $6.4 million of availability under the North Fork Facility.  This difference in borrowing availability is due to draws of $7.4 million against the line of credit during the third and fourth quarter of fiscal year 2009.

There are certain covenants, including tangible net worth, that the Company must meet.  As of the end of the fourth quarter of fiscal 2009, the Company was non-compliant with the following covenants: the Senior U.S. Debt Ratio and Fixed Charge Coverage Ratio under the North Fork Credit facility, due to lower than anticipated performance during fiscal 2009.  On October 30, Capital One Leverage Finance Corp. waived the non-compliance with these covenants for the fourth quarter of fiscal 2009 and amended future covenants through May 24, 2010, the credit facility’s maturity date.  As of the end of the fourth quarter of fiscal 2008, the Company was in compliance with all covenants under the North Fork Facility.

Management believes that if additional financing is needed once the U.S. revolving credit facility matures on May 24, 2010, they would be able to obtain new asset based financing on the remaining U.S. subsidiary, secure a mortgage on the building owned by the U.S. subsidiary or dividend necessary funds from the foreign subsidiary.  The Company can make no assurances that it will be able to obtain additional financing in the future on terms favorable to the Company or at all.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S.

On October 30, 2009, the Capital One Facility was amended and restated.  As restated, the Capital One Facility provides for a $3.0 million formula based revolving credit facility based on the Company’s RFI division’s eligible accounts receivable and inventory as defined in the credit agreement.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 2.0% or, alternatively, at a LIBOR rate plus 4.5%.  Other changes to the terms and conditions of the original loan agreement include the modification of covenants and the addition of weekly collateral reporting.

On November 26, 2008, the Company requested and was granted consent by Capital One Leverage Finance Corp., who acquired Northfork Business Capital during fiscal year 2008, to repurchase up to 2,424,616 shares, or up to $3.0 million (approximately 10%) of Del Global’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2.0 million of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  Terms of the common stock repurchase program are detailed below.

The Company received a dividend from its Villa subsidiary in December 2008 of approximately $1.8 million, which was used to repurchase the Company’s outstanding common stock pursuant to the common stock repurchase program.  On various dates in December 2008, the Company repurchased a total of 1,527,859 common shares then outstanding at a total cost of approximately $1.6 million.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

In addition, on November 26, 2008, the Company requested and was granted consent by Capital One Leverage Finance Corp. to relocate the Company’s chief executive office and principal place of business within the Chicago, Illinois area.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit facilities at August 1, 2009, is $0.1 million.  Available borrowing under the credit facilities is $11.5 million and variable interest rates currently range from 3.7% - 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1.0 million Euro upon completion of 50% of the projects.  In April, 2008, the Company declined the option for additional financing and demonstrated successful completion of the project triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the first fiscal quarter of 2009 to Euribor plus 1.04 points, currently at 2.308%.  The note is repayable over a 5 year term.  Principal repayment began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at the end of fiscal 2009 was 11.4 million Euro.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 2.07%.  The loan is repayable over a 4 year period ending in December 2010.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010. At the end of fiscal year 2009, total principal due is 0.4 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in March 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

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

LITIGATION MATTERS

On April 2, 2009, the Company and Samuel Park, a previous CEO of the Company, settled an action relating to certain payments to be made to Mr. Park in connection with a change of control of the Company.  Pursuant to the settlement agreement, the Company made payments to Mr. Park and his counsel totaling $2.5 million.

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

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

The Company has not had any investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Annual Report on Form 10-K.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”.  The Statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company has evaluated the requirements of SFAS 161, and determined that it does not have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51”. SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the equity owned by Del Global.  SFAS 160 also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, (2) changes in ownership interest be accounted for similarly, as equity transactions and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for the Company on August 2, 2009. The Company is currently evaluating the requirements of SFAS 160 but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  SFAS 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. The Company is required to adopt SFAS No. 141R effective August 2, 2009. The impact of the adoption of SFAS No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB issued FASB Staff Position No 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  This statement is effective for the Company on August 2, 2009.  The Company is currently evaluating the requirements of SFAS No. 157 for nonfinancial assets and liabilities and does not expect it to have a material impact.

In June, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  On the effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the requirements of  SFAS 168, but it is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes. We do, however, recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK

Our U.S. revolving credit and Italian subsidiary’s long-term debt incur interest charges that fluctuate with changes in market interest rates. See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. Based on the balances as of August 1, 2009, an increase of 1/2 of 1% in interest rates would increase interest expense by approximately $0.1 million. There is no assurance that interest rates will increase or decrease over the next fiscal year. Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

FOREIGN CURRENCY RISK

The financial statements of Villa are denominated in Euros. Based on our historical results and expected future results, Villa accounts for approximately 54% to 62% of our total revenues, based in part on the rate at which Villa’s Euro denominated financial statements have been or will be converted into U.S. dollars. In addition, over the last three years, Villa has contributed positive operating income, as compared to U.S. consolidated operating losses. Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings. A 5% decline in the value of the Euro in fiscal 2009, for example, would have reduced sales by approximately $2.2 million, and would have decreased our consolidated income from continuing operations by approximately $0.1 million (due to the reduction in the U.S. dollar value of Villa’s operating income).

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

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A(T)  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company's management, including John J. Quicke, Chief Executive Officer, and Mark A. Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures", as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes policies and procedures for maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 1, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended August 1, 2009 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

Subsequent to our fiscal year end, the Board of the Company adopted a plan on November 10, 2009 to exit the Del Medical U.S. business unit. The decision to exit the Del Medical U.S. business unit is based on an evaluation of the Company’s strategic direction, competitive strengths and market potential. This business is part of the Company’s Medical Systems Group, however, this decision does not include or impact the operations of our Villa subsidiary which will make up the whole of the Medical Systems Group going forward.

The options for exiting the Del Medical U.S. business unit include a sale of the operations, a sale of certain assets and product lines of the business unit, or a full shut down. The Company is currently engaged in discussions with prospective buyers for the operation, product lines, or assets, expects to make a final decision regarding the form of disposition or shut down of the business unit in the near future and expects to substantially complete the exit no later than January, 2010.

On November 10, 2009, the Company concluded that a material charge for impairment to the Company would result from the exit from the Del Medical U.S. business unit based on its review of the sale process and other considerations being discussed. The results of this business disposition will be reported as a loss from discontinued operations in our fiscal 2010 first quarter 10-Q in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The loss on disposition, under the assumption of a full shut down and including non cash asset write offs, is estimated to be in the range of $6.0 million to $6.5 million and will be recorded in the fiscal 2010 first quarter results.  The Company expects that between $3.0 million and $3.5 million of the costs included in the loss estimate will result in cash expenditures during the first half  of fiscal year 2010.

The following table summarizes the breakdown of the loss:

Cost Breakdown	Cost Estimate

Operating losses incurred during the shutdown	$2,400
Severance	1,100
Asset Write-offs	1,600
Facility rent obligation	800
Shutdown expenses	400
$6,300

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of each director and executive officers of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each, are set forth below:

Name	Age	All Offices with the Company	Director Since
T. Scott Avila	49	Director	2009

Gerald M. Czarnecki	69	Director	2003

James R. Henderson	51	Chairman of the Board and Director	2003

General Merrill A. McPeak	73	Director	2005

James A. Risher	67	Director, President and Chief Executive Officer	2005

			Officer Since
John J. Quicke	60	President and Chief Executive Officer	2009

Mark A. Zorko	57	Chief Financial Officer	2006

T.Scott Avila has been a member of the Company’s Board of Directors since March 31, 2009.  He has served as Managing Partner of CRG Partners, Group, a privately held professional services company since July 2007. Mr. Avila was also the Managing Partner of CRP Partners, Group, a privately held professional services company from July 2003 through July 2007.

Gerald M. Czarnecki has been a member of the Company’s Board of Directors since June 3, 2003.  He has served as the Chairman of The Deltennium Corporation, a privately held holding company (“Deltennium”), since November 1995 and has served as a director of Aftersoft, Inc., an entity which provides software, information and related services to businesses engaged in the automotive aftermarket since August 12, 2008 and its Chairman since September 23, 2009.  Mr. Czarnecki is also currently serving as President & CEO of Junior Achievement Worldwide, Inc. and is Managing Director of O2Media Inc. Mr. Czarnecki had a broad career as a corporate executive including serving as Chairman & CEO of Honfed Bank, a multi-billion dollar bank; President of UNC Inc., a manufacturing and services company in the aviation industry; and Senior Vice President of Human Resources and Administration of IBM, the world’s largest computer company.  Mr. Czarnecki is a frequent speaker and seminar leader on a broad range of corporate governance issues and serves on a number of corporate boards.  He has served as a member of the Board of Directors and Chairman of the Audit Committee of State Farm Insurance Companies since 1998; He is Chairman of the Board of Directors of the National Association of Corporate Directors, Florida Chapter and is Chairman of The National Leadership Institute, a non-profit organization committed to improving non-profit Leadership and Corporate Governance.  Mr. Czarnecki has a B.S. in Economics from Temple University and an M.A. in Economics from Michigan State University and is a CPA.

James R.  Henderson is the Chairman of the Company’s Board of Directors where he has been a director since November 20, 2003. Mr. Henderson is a Managing Director and operating partner of Steel Partners LLC, a global investment management firm, which is the Investment Manager  for Steel Partners II Master Fund L.P., Steel Partners II, L.P.  and Steel Partners II (Onshore) L.P.  Mr. Henderson has been associated with Steel Partners LLC and its affiliates since August 1999.  Mr. Henderson has, since March 1, 2007, served as an Executive Vice President of SP Acquisition Holdings, Inc., a “blank check company” formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses or assets.  He has served as a director, (currently Chairman of the Board) of Point Blank Solutions, Inc., a manufacturer and provider of bullet, fragmentation and stab resistant apparel and related ballistic accessories, which are used in the United States and internationally by military, law enforcement, security and corrections personnel, as well as government agencies since August 2008 and Chief Executive Officer since April 2009.  Mr. Henderson has served as a director (currently Chairman of the Board) of GenCorp Inc., a  manufacturer of aerospace and defense systems with a real estate segment that includes activities to the entitlement, sale and leasing of its excess real estate assets, since March 2008.  He has been a director of BNS Holding, Inc., a holding company that owns a majority of Collins Industries, Inc., a manufacturer of school buses, ambulances, and terminal trucks, since June 2004.  Mr. Henderson has been a director of SL Industries, Inc., a manufacturer and marketer of power and data quality systems and equipment for industrial, medical, aerospace and consumer applications, since January 2002.  He was a director and Chief Executive Officer of WebFinancial Corporation, which through its operating subsidiaries, operates niche banking markets, from June 2005 to April 2008, President and Chief Operating Officer of WebFinancial from November 2003 to April 2008.  He was also the Chief Executive Officer of WebBank, a wholly-owned subsidiary of WebFinancial, from November 2004 to May 2005.  He was a director of ECC International Corp. (“ECC”), a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operation procedures on military weapons, from December 1999 to September 2003 and was acting Chief Executive Officer from July 2002 to March 2003.  Mr. Henderson has been the President of Gateway Industries, Inc., a provider of database development and web site design and development services, from December 2001 to April 2008.  Mr. Henderson was also director of Angelica Corporation, an outsourced linen management services provider to the healthcare industry, from August 2006 until August 2008.  From January 2001 to August 2001, he was President of MDM Technologies, Inc., a direct mail and marketing company.  Mr. Henderson was employed as Chief Financial Officer with Aydin Corporation from 1996 to June 1999, which also included tenure as President and Chief Operating Officer from October 1998 to June 1999.  Prior to his employment with Aydin Corporation, Mr. Henderson was employed as an executive with UNISYS Corporation, an e-business solutions provider.

General Merrill A. McPeak has been a member of the Company’s Board of Directors since April 27, 2005. General McPeak is the President of McPeak and Associates, a management-consulting firm he founded in 1995. General McPeak was Chief of Staff of the Air Force from November 1990 to October 1994, when he retired from active military service. General McPeak was for several years Chairman of ECC. He has been a director of Point Blank Solutions since August 2008 and has served as a director of several other public companies, including Tektronix, Inc. and TWA. Currently, General McPeak is Chairman of the Board of Ethicspoint, Inc., a company providing confidential corporate governance compliance and whistleblower reporting services. He is a director of Sensis Corp., a privately held manufacturer of military radars and civilian air traffic control systems. He is an investor in and director of several public and private companies in the early development stage. General McPeak received a Bachelor of Arts degree in economics from San Diego State College and a Master of Science degree in international relations from George Washington University. He is a member of the Council on Foreign Relations, New York City.

James A. Risher has been a member of the Company’s Board of Directors since April 27, 2005.  On August 31, 2006 Mr. Risher became the President and CEO of the Company.  On August 28, 2009, Mr. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009. Mr. Risher will continue to serve as a director of the Company.  Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998.  From February 2001 to May 2002, Mr. Risher served as Chairman and Chief Executive Officer of BlueStar Battery Systems International, Inc., a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets.  From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry.  He also served as Chairman of Exide from December 1997 to July 1998.  Mr. Risher has also been a director of SL Industries, Inc. since May 2003 and a director of New Century Equity Holdings Corp., a holding company seeking to acquire a new business, since October 2004.

John J. Quicke was appointed as the Company’s President and Chief Executive Officer on September 1, 2009 and a member of the Company’s Board of Directors on September 17, 2009.  Mr. Quicke has served as a director of WHX Corporation since July 2005 and as a Vice President of WHX Corporation since October 2005.  Mr. Quicke served as the President and Chief Executive Officer of Bairnco Corporation, a subsidiary of WHX Corporation, from April 2007 to December 2008.  He is a Managing Director and operating partner of Steel Partners.  Mr. Quicke has been associated with Steel Partners and its affiliates since September 2005.  He has served as a director of Rowan Companies, Inc., a contract drilling company, since January 2009.  He has served as a director of Adaptec, Inc. since December 2007. He served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008.  Mr. Quicke served as Chairman of the Board of NOVT Corporation from April 2006 to January 2008, and served as President and Chief Executive Officer of NOVT Corporation from April 2006 to November 2006.  Mr. Quicke also served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007.  He served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and as Vice Chairman and Executive Officer of Sequa Corporation from March 2004 to March 2005.  As Vice Chairman and Executive Officer of Sequa Corporation, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company.  From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners II, L.P. and explored other business opportunities.  Mr. Quicke is a Certified Public Accountant and a member of the AICPA.

Mark A. Zorko has served as our Chief Financial Officer from August 30, 2006.  He continues as a CFO Partner at Tatum, LLC, a professional services firm where he has held financial leadership positions with public and private client companies.  From 1996 to 1999, Mr. Zorko was Chief Financial Officer and Chief Information Officer for Network Services Co., a privately held distribution company.  His prior experience includes Vice President, Chief Financial Officer and Secretary of Comptronix Corporation, a publicly held electronic system manufacturing company, corporate controller for Zenith Data Systems Corporation, a computer manufacturing and retail electronics company, and finance manager positions with Honeywell, Inc.  Mr. Zorko was a senior staff consultant with Arthur Andersen & Co.  Mr. Zorko served in the Marine Corps. from 1970 to 1973.  He is on the Board of Directors of MFRI, Inc, and chairs the audit committee. Mr. Zorko is on the audit committee for Opportunity Int’l, a microenterprise development organization, and on the Finance Committee for the Alexian Brothers Health System.  Mr. Zorko earned a BS degree in Accounting from The Ohio State University, an MBA from the University of Minnesota, and completed the FEI's Chief Financial Officer program at Harvard University.  He is a certified public accountant and a member of the National Association of Corporate Directors.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS; IDENTIFICATION OF AUDIT COMMITTEE FINANCIAL EXPERT.

The Board of Directors has a standing Audit Committee, the members of which are Gerald M.  Czarnecki (chairman), General Merrill McPeak and T. Scott Avila.  The Board of Directors has determined that Mr. Czarnecki is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K.  Although the Company is currently not listed on any exchange, Mr. Czarnecki, Gen. McPeak and T. Scott Avila are considered to be "independent directors" as defined in Rule 4200 of the Marketplace Rules of the NASDAQ Stock Market.

CODE OF BUSINESS CONDUCT AND ETHICS.

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Principal Executive Officer and Principal Financial and Accounting Officer.  The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, http://www.delglobal.com.  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to Del Global Technologies Corp., 50B N. Gary Avenue, Roselle, Illinois 60172, Attn: Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “Commission”).  Such officers, directors and 10% stockholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended August 1, 2009 there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders.  The Company knows of no failures to file a required Section 16(a) form during the fiscal year ended August 1, 2009.

ITEM 11   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the elements of compensation paid to each of the named executive officers who served in the fiscal year ended August 1, 2009. The discussion focuses primarily on the information contained in the following tables and related footnotes but may also describe compensation actions taken before or after the last completed fiscal year to the extent that such discussion enhances understanding of our compensation philosophy or policies. The Compensation Committee of the Board, which we refer to in this discussion as the “Committee”, oversees the design and administration of our executive compensation program.

THE ROLE OF THE COMMITTEE

The Committee is responsible for ensuring that the Company’s executive compensation policies and programs are competitive within the markets in which the Company competes for talent and reflect the long-term investment interests of our shareholders. The Committee reviews and approves the executive compensation and benefits programs for all the Company’s executive officers annually, usually in the first quarter of each fiscal year.  Any options that are granted as a result of the Committee’s executive compensation review and approval process are only granted upon full Board approval of the option grant.  The strike price of such options is set at the closing price of the Company’s stock on the day the options were granted.

With respect to the CEO, the Committee reviews and approves corporate goals and objectives, evaluates the CEO’s performance against these objectives, and based on that evaluation makes recommendations to the Board regarding the CEO’s compensation level, or in the case of our current CEO, the terms of the management services agreement with SP Corporate Services, LLC ("SP Corporate Services"), effective as of September 1, 2009 (the "Services Agreement"), pursuant to which SP Corporate Services provides the non-exclusive services of John J. Quicke to serve as the Company's CEO and President.

The CEO participates, together with the Committee, in the executive compensation process by:

•	approving perquisites valued at less than $10,000 per year (all perquisites valued at greater than this amount are still approved by the Committee);
•	participating in informal discussions with the Committee regarding satisfaction of performance criteria by executive officers, other than the CEO;
•	providing the Board with recommendations as to who should participate in the Del Global Incentive Stock Plan and the size of option grants to such participants; and
•	assigning annual budget goals and other objectives that determine bonus awards for the CFO.

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

RELATIONSHIP OF COMPANY PERFORMANCE TO EXECUTIVE COMPENSATION

When determining executive compensation, the Committee also takes into account the executives’ performance in special projects undertaken during the past fiscal year, contribution to improvements in our financial situation, development of new products, marketing strategies, manufacturing efficiencies and other factors. During the 2009 fiscal year, the Committee focused particularly on progress with respect to improvement in the Company's revenue growth, operating earnings and the development of a long-term strategic plan for the Company that provides a platform for growth and a return to shareholders.

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

1.  MANAGEMENT SERVICES AGREEMENT AND BASE SALARY

Pursuant to the Management Services Agreement, we pay SP Corporate Services $30,000 per month (the "CEO Fee") for the services of John J. Quicke, our President and CEO.  The CEO Fee may be adjustable annually upon mutual agreement by us and SP Corporate Services or at other times upon the amendment of the services to be provided by John J. Quicke.  Our base salary levels and the CEO Fee reflect a combination of factors, including competitive pay levels relative to our peers, the executive’s experience and tenure, our overall annual budget for merit increases and pre-tax profit, the executive’s individual performance, and changes in responsibility.  Base salaries and the CEO Fee are reviewed annually by the Committee at the beginning of the year, but are not automatically increased annually.  We do not target base salary or the CEO Fee at any particular percent of total compensation.  The base salary for our CFO and former CEO are set forth in their employment agreements, which are described in more detail below.

2.  ANNUAL CASH BONUSES

The purpose of the annual cash bonus is to provide a competitive annual cash incentive opportunity that rewards both the Company’s performance toward corporate goals and objectives and also individual achievements.  The annual bonus is a short-term annual incentive paid in cash pursuant to arrangements that cover all executive officers, including the CEO, and provide that a bonus will be paid upon achieving the Company’s annual budget goals.  For fiscal year 2009, the Committee determined that bonuses would be paid out upon the achievement of improvement of revenue and operating income as compared to fiscal year 2009 business plan with targets set for the CEO and CFO of 70% and 45% of their annual base salary respectively.  Incentive targets for fiscal year 2009 were not achieved and as a result, the former CEO and CFO did not receive an annual bonus.

3.  LONG TERM EQUITY INCENTIVES

A.  DEL GLOBAL STOCK OPTION PLAN

The purpose of the Del Global Amended and Restated Stock Option Plan (the “DGTC Plan”), is to provide for the granting of incentive stock options and non-qualified stock options to the Company’s executive officers, directors, employees and consultants.  The Committee administers the DGTC Plan.  Among other things, the Committee: (i) determines participants to whom options may be granted and the number of shares to be granted pursuant to each option, based upon the recommendation of our CEO;  (ii) determines the terms and conditions of any option under the DGTC Plan, including whether options will be incentive stock options, within the meaning of Section 422 of the Internal  Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options; (iii) may vary the vesting schedule of options; and (iv) may suspend, terminate or modify the DGTC Plan.  Any Committee recommendations of awards, options or compensation levels for senior executive officers are approved by the entire Board, excluding any management directors.

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

For the fiscal year ended August 1, 2009, no options to purchase the Company’s common stock were granted under the terms of the DGTC Plan.

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

For the fiscal year ended August 1, 2009, under the terms of the 2007 Plan, the Company granted (a) James A. Risher an option to purchase 50,000 shares of the Company’s common stock and (b) Mark A. Zorko an option to purchase 20,000 shares of the Company’s common stock.

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

FISCAL YEAR 2009 COMPENSATION DECISION

For fiscal year 2009, the Committee conducted an evaluation of the performance of the CEO and the CFO against per-established goals.  Based upon these evaluations, decisions were made regarding salary increases and annual bonuses.  As a result, no  salary increases were granted for fiscal year 2009.  Incentive targets for fiscal year 2009 were not achieved and as a result, the CEO and CFO did not receive an annual bonus.

In keeping with our philosophy of aligning management and the stockholder interests and consideration of the future contributions expected of the executive officers, the Committee granted long-term equity incentives to the CEO and CFO.  See the “Grants of  Plan-Based Awards Table” for equity granted to the Named Executive Officers in fiscal year 2008.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, paid or earned by the following type of executive officers for each of the Company’s last three completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended August 1, 2009; (ii) individuals who served as, or acted in the capacity of, the Company’s principal financial officer for the fiscal year ended August 1, 2009; (iii) the Company’s three most highly compensated executive officers, other than the principal executive officer and principal financial officer, who were serving as executive officers at the end of the fiscal year ended August 1, 2009; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended August 1, 2009 (of which there were none).  We refer to these individuals collectively as our named executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards	Option Awards(3)	All Other Compensation(2)	Total
James A. Risher, Chief Executive Officer (4)	2009	$318,722	$-	$-	$80,425	$116,256	$515,403
	2008	$319,743	$-	$-	$75,092	$125,944	$520,779
	2007	$274,615	$224,324	$-	$51,171	$167,686	$717,796

Mark A. Zorko, Chief Financial Officer	2009	$250,864	$-	$-	$42,551	$7,717	$301,132
	2008	$246,571	$-	$-	$37,356	$8,575	$292,502
	2007	$214,300	$131,291	$-	$23,526	$6,844	$375,961

(1)    The figures reported in the salary and bonus columns represent amounts earned and accrued for each year.

(2)   The amounts in this column include the following executive perquisites and other compensation for fiscal years 2009, 2008 and 2007:

Name	Benefit	2009		2008		2007
James A. Risher (4)	Living allowance	$71,165		$72,720		$67,357
	Tax Gross-Ups	45,091		53,224		41,162
	Other	-		-		59,167	(2(e))
		$116,256		$125,944		$167,686

Mark A. Zorko	Car Allowance	$6,900		$6,900		$5,750
	401 (k) Match	817	(2(c))	1,675	(2(c))	1,094	(2(c))
		$7,717		$8,575		$6,844

Notes:

2(c)	Company-matching contribution of 50% of the first 4% of salary. Accelerated vesting schedule (100% vested in Company contributions after three (3) years of employment).

2(e)
During fiscal year 2007, but prior to Mr. Risher’s appointment as CEO, Mr. Risher received $4,167 as compensation for his service to the Company as a Director and $55,000 for his service to the Company as a consultant.

(3)
Refer to Footnote 10 Shareholder Equity in Item 8 “Stock Option Plan And Warrants” for details of stock option plan terms, SFAS 123R valuation techniques and assumptions and the fair value of stock options granted.   Option awards listed represent the stock compensation expense recognized in the respective fiscal year.

(4)
On August 28, 2009, James A Risher resigned his position as President and Chief Executive Officer of the Company effective August 31, 2009. Mr. Risher will continue to serve as a director of the Company.  Mr. Risher will continue to receive as severance his base salary and living allowance through December 31, 2009, and the Company will continue to pay for Mr. Risher’s medical plan through December 31, 2009.

Grants Of Plan-Based Awards:

(a)	(b)	(i)	(j)	(k)	(l)
		All Other	All Other
		Stock	Option
		Awards:	Awards:

		Number	Number of	Exercise	Grant Date
		of Shares	Securities	or Base	Fair Value
		of Stock	Underlying	Price of	of Stock
		or Units	Options	Option	and Option
	Grant			Awards	Awards
Name	Date	(#)	(#)	($/sh)	($)

James A. Risher, Chief Executive Officer	8/31/2006	-	120,000(1)	1.5	118,800
	9/17/2007	-	50,000(2)	2.7	95,397
	12/16/2008	-	50,000(1)	1	33,500
Mark A. Zorko, Chief Financial Officer	8/31/2006	-	60,000(1)	1.5	59,400
	11/17/2006	-	20,000(1)	2	26,200
	9/17/2007	-	20,000(2)	2.7	38,159
	12/16/2008	-	20,000(1)	1	13,400

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

The 2007 Risher Agreement has been superseded by Letter Agreement between the Company and Mr. Risher, dated September 16, 2008 (the “2008 Risher Agreement”) setting forth the terms of Mr. Risher’s continued employment by the Company as its CEO and President, effective as of September 1, 2008.  The 2008 Risher Agreement terminated on August 31, 2009.  The 2008 Risher Agreement provides for the same compensation as the 2007 Risher Agreement, including an annual base salary of $320,000 as well as a living allowance of $6,200 per month, which amount will be “grossed up” for tax purposes.  In addition, Mr. Risher will be eligible to receive an annual bonus with a target of 70% of his annual base salary, based on achieving the Company’s annual budget and attaining specific objectives assigned by the Board.  The annual bonus can be anywhere from 0% to 150% of the target. As a result of the Company not achieving these specific objectives in fiscal year 2009, Mr. Risher did not receive a bonus for the 2009 fiscal year.  In addition to these terms, the 2008 Risher Agreement provides that in the event Mr. Risher terminates his employment with the Company for “Good Reason” or if the Company terminates his employment without “Cause” (and not, in each case, by reason of Mr. Risher’s death or disability), Mr. Risher will be entitled to certain payments and benefits more fully described below in the section  entitled “Potential Payments Upon Termination Or A Change In Control.”

On August 28, 2009, James A. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009.  Mr. Risher will continue to serve as a director of the Company. In connection with the termination of his employment, Mr. Risher will continue to receive as severance his base salary and living allowance through December 31, 2009, and the Company will continue to pay for Mr. Risher’s medical plan through December 31, 2009.

B.       Mark A. Zorko Employment Agreement

The Company and Mr. Zorko entered into a Letter Agreement, dated August 30, 2006 (the “Zorko Employment Agreement), which remains in effect as of the date hereof, and provides for Mr. Zorko’s employment with the Company as its Chief Financial Officer.  Pursuant to the Zorko Employment Agreement, Mr. Zorko is entitled to an annual salary of $245,000 and received an option grant to purchase 60,000 shares of the Company's common stock pursuant to and in accordance with the Company's DGTC Plan.  Mr. Zorko is also entitled to receive an automobile allowance of $575 per month.  In addition, Mr. Zorko was eligible to receive an annual bonus with a target of 45% of his annual base salary based upon achieving the Company's annual budget and attaining specific objectives assigned by the CEO of the Company.  As a result of the Company not achieving these specific objectives in fiscal year 2008 or 2009, Mr. Zorko did not receive a bonus for either fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END:

Option Awards						Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James A. Risher, Chief Executive Officer	25,000 (2)	- (2)	-	2.70	4/26/15
	10,000 (2)	- (2)	-	2.26	6/13/16
	90,000 (2)	30,000 (2)	-	1.50	8/31/16	-	-	-	-
	25,000 (3)	25,000 (3)		2.70	9/17/17
	12,500 (3)	37,500 (3)		1.00	12/16/18
Mark A. Zorko, Chief Financial Officer	45,000 (2)	15,000 (2)	-	1.50	8/31/16
	15,000 (2)	5,000 (2)	-	2.00	11/17/16	-	-	-	-
	10,000 (3)	10,000 (3)		2.70	9/17/17
	5,000 (3)	15,000 (3)	-	1.00	12/16/18

(1)	The exercise price per share of each option was equal to the closing price of the shares of Common Stock on the date of grant.

(2)	Granted pursuant to the Company's DGTC Plan.

(3)	Granted pursuant to the Company's 2007 Plan.

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

On August 28, 2009, James A. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009.  Mr. Risher will continue to receive as severance his base salary and living allowance through December 31, 2009, and the Company will continue to pay for Mr. Risher’s medical plan through December 31, 2009.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Merrill A. McPeak as Chairman, Gerald M. Czarnecki and James R. Henderson. None of these individuals were at any time during the fiscal year ended August 1, 2009 or at any other time one of our officers or employees.   Other than Mr. Risher, the Company’s CEO, none of our executive officers serve as a member of the Board or the Compensation Committee of any other entity which has one or more executive officers serving as a member of our Board or Compensation Committee

DIRECTOR COMPENSATION:

(a)	(b)	(d)	(g)	(h)
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)

T. Scott Avila	15,667		2,859		18,526
Gerald M. Czarnecki (4)	45,000		19,568	-	64,568
James R. Henderson (Chairman) (4)	39,000	(3)	42,782	-	81,782
General Merrill A. McPeak (4)	45,500		17,687	-	63,187
James A. Risher(5)	-(5)		-(5)	- (5)	- (5)

 (1)    Fees consist of:

•	Each non-employee director receives an annual retainer of $20,000;
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

(2)    During fiscal 2009, Mr. Avila received a grant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.53 per share and an aggregate fair value of $8,750; Mr. Czarnecki received a grant to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.00 per share and an aggregate fair value of $8,375; Mr. Henderson received grants to purchase 15,000 shares of the Company’s common stock at an exercise price of $1.00 per share and aggregate fair values of $10,050 and General McPeak received a grant to purchase 11,500 shares of the Company’s common stock at an exercise price of $1.00 per share and an aggregate fair value of $7,705.  Upon election to the Board, each non-employee member of the Board receives a one-time grant of 25,000 options to purchase the Company’s Common Stock, with an exercise price equal to the fair market value on the date of grant. Effective as of June 13, 2006,  Directors also received annual grants of 10,000 options commencing  after  their  first  year of service as a director.  The Chairman of the Audit Committee receives an additional annual grant of 2,500 options.  The Chairman of the Committee receives an additional annual grant of 1,500 options.  The Chairman of the Governance and Nominating Committee receives an additional annual grant of 1,000 options (as long as such person is not the Chair of any other committee of the Board). The Chairman of the Board receives an additional annual grant of 5,000 options.  The annual grants of stock options to directors in fiscal year 2009 were made pursuant to the Company’s 2007 Plan.  Directors are also eligible to receive restricted stock awards under the terms of the Company’s 2007 Plan.  The dollar amounts in this column reflect the dollar amounts recognized for all options for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  Refer to Footnote 9 Shareholder Equity in Item 8 “Stock Option Plan And Warrants” for details of stock option plan vesting  terms, SFAS 123R valuation techniques and assumptions and the fair value of stock options granted.

(3)    In addition to the above meeting fees, the Chairman of the Board receives $750 per each day other than Board meeting days where he or she spends more than half of such day working at the Company facilities.  This amount is included in the amount reflected in Column (b).

(4)    At August 1, 2009, Mr. Avila held an aggregate of 25,000 options to purchase the Company’s Common Stock, of which 6,250 were exercisable; Mr. Czarnecki held an aggregate of 75,000 options to purchase the Company’s Common Stock, of which 56,250 were exercisable; Mr. Henderson held an aggregate of 136,000 options to purchase the Company’s Common Stock, of which 101,000 exercisable; Mr. McPeak held an aggregate of 71,000 options to purchase the Company’s Common Stock, of which 53,750 were exercisable.

(5)           As Mr. Risher was the Company's  CEO, he was not eligible to receive any  compensation  for  his  service  as a  Director.

Restricted Stock and Option Awards

Upon election to the Board, each non-employee member of the Board receives a one-time grant of 25,000 options to purchase the Company’s Common Stock.  The exercise price for such options is equal to the fair market price per share on the date of the grant, which is approved by the Committee.  These options vest and become exercisable as to 25% of such shares on the date of the option grant, 25% on the first anniversary of the date of the grant and as to an additional 25% of such shares on the second and third anniversaries of the date of the grant, respectively, based on continued service through the applicable vesting date.   Effective as of June 13, 2006, Directors also received annual grants of 10,000 options commencing after their first year of service as a director.  The Chairman of the Audit Committee receives an additional annual grant of 2,500 options.  The Chairman of the Stock Option and Compensation Committee receives an additional annual grant of 1,500 options.  The Chairman of the Governance and Nominating Committee receives an additional annual grant of 1,000 options (as long as such person is not the Chair of any other committee of the Board). The Chairman of the Board receives an additional annual grant of 5,000 options.  Directors are also eligible to receive restricted stock and option awards under the terms of the Company’s 2007 Plan.  The annual grants of stock options to directors in fiscal year 2007 were made pursuant to the DGTC Plan and the annual grants of stock options to directors in fiscal year 2008 and 2009 were made pursuant to the 2007 Plan.

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

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders: Stock Option Plan	2,236,315	$3.24	385,500

Equity compensation plans not approved by security holders:
None	-

(1)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information concerning beneficial ownership of common stock of the Company outstanding at October 2, 2009 by each person or entity (including any "Group" as such term is used in Section 13(d) (3) of the Exchange Act, known by the Company to be the beneficial owner of more than five percent of its outstanding common stock.  The percentage ownership of each beneficial owner is based upon 22,718,306 shares of common stock issued and outstanding as of October 2, 2009 plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the Commission by such persons or upon information otherwise provided by such persons to the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of Class
Steel Partners Holdings, L.P. Warren G. Lichtenstein c/o Steel Partners II, L.P. 590 Madison Avenue 32nd Floor New York, NY 10022	3,136,162 (2)	13.8%

Wellington Management Co. LLP 75 State Street Boston, MA 02109	3,333,115(3)	14.7%

Wellington Trust Company NA c/o Wellington Management Co. LLP 75 State Street Boston, MA 02109	2,117,341 (4)	9.3%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,513,885 (5)	6.7%

(1)	Unless otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown as beneficially owned by him or it.
(2)
According to information contained in Amendment No. 16 to Schedule 13D filed jointly on September 8, 2009 with the SEC by Mr. Lichtenstein, Steel Partners II, L.P., a Delaware limited partnership ("SP II"), Steel Partners Holdings, L.P., a Delaware limited partnership (“SPH”), Steel Partners LLC, A Delaware limited liability company (“Steel Partners”), Steel Partners II GP LLC, a Delaware limited liability company (“SP II GP”), James R. Henderson and John J. Quicke (i) as of the close of business on September 4, 2009, SP II owned directly 3,078,870 share of Common Stock.  By virtue of their relationships with SP II, as described below, each of SPH, Steel Partners, SP II GP and Warren G. Lichtenstein may be deemed to beneficially own the Shares owned directly by SP II; and (ii) as of the close of business on September 4, 2009, SPH owned directly 57,292 shares of Common Stock.  By virtue of their relationships with SPH, as described below, each of Steel Partners, SP II GP and Warren G. Lichtenstein may be deemed to beneficially own the Shares owned directly by SH.  SPH is the sole limited partner of SP II.  Steel Partners is the manager of SP II and SPH.  SP II GP is the general partner of SP II and SPH.  Warren G. Lichtenstein is the manager of Steel Partners and the managing member of SP II GP.  James R. Henderson is a Managing Director and operating partner of Steel Partners.  Mr. Henderson is also a director of the Company.  John J. Quicke is a Managing Director and operating partner of Steel Partners.  Mr. Quicke is also President and Chief Executive Officer and a director of the Company.

(3)
According to information contained in Amendment No. 9 to a Schedule 13G dated December 31, 2008, Wellington Management Company, LLP (“Wellington”), an investment advisor registered under the Investment Act, may be deemed the beneficial owner of 3,333,115 shares of Common Stock of the Company. Clients of Wellington are the owners of record of the shares held by Wellington. Accordingly, in its role as investment advisor, Wellington has shared power to vote as to 2,483,459 of our Common Stock and shared power to dispose of all 3,333,115 shares of our Common Stock beneficially owned by Wellington.

(4)
According to information contained in Amendment No. 1 to Schedule 13G dated December 31, 2008, Wellington Trust Company NA, a bank as defined by the Investment Act, may be deemed the beneficial owner of 2,117,341 shares of Common Stock of the Company.  Clients of Wellington Trust are the owners of record of the shares held by Wellington Trust. Accordingly, in its role as investment advisor, Wellington Trust has shared power to vote and dispose 2,117,341 of our Common Stock beneficially owned by Wellington Trust.

(5)
According to information contained in Amendment No. 6 to a Schedule 13G dated December 31, 2009, Royce & Associates, LLC,  an investment advisor registered under the Investment Act, may be deemed the beneficial owner of  1,513,885 shares of Common Stock of the Company.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at October 2, 2009 by (i) each director; (ii) each Named Executive Officer of the Company and (iii) by all directors and executive officers of the Company as a group.  The percentage ownership of each beneficial owner is based upon 22,718,306 shares of Common Stock issued and outstanding as of October 2, 2009, plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the Commission by such persons or upon information otherwise provided by such persons to the Company

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class

Mark A. Zorko	115,000	(2)	*
T. Scott Avila	6,250	(2)	*
Gerald M. Czarnecki	93,043	(2)	*
James A. Risher	224,000	(2)	*
James R. Henderson(3)	113,500	(2)	*
Merrill A. McPeak	94,866	(2)	*
John J. Quicke	25,000		*
All Directors and Executive Officers as a group (7 persons)	671,659	(2)	2.89%

*	Represents less than 1% of the outstanding shares of our Common Stock
(1)	Unless otherwise noted, each director and executive officer has sole voting and investment power with respect to the shares shown as beneficially owned by him.
(2)
Includes shares of our common stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2009, in the following amounts: Mark A. Zorko — 95,000, T.  Scott Avila — 6,250; Gerald M. Czarnecki — 56,250, James A. Risher — 205,000, James R. Henderson — 113,500, Merrill A. McPeak — 53,750 and John J. Quicke — 25,000.

(3)
Mr. Henderson is a Managing Director and operating partner of Steel Partners and disclaims beneficial ownership of the (i) 3,078,870 shares of Common Stock owned directly by SP II and (ii) 57,292 shares of Common Stock owned directly by SPH.

(4)
Mr. Quicke is a Managing Director and operating partner of Steel Partners and disclaims beneficial ownership of the (i) 3,078,870 shares of Common Stock owned directly by SP II and (ii) 57,292 shares of Common Stock owned directly by SPH.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,  AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

On October 15, 2009, the Company entered into the Services Agreement.  Pursuant to the Services Agreement, SP Corporate Services provides the Company with the services of John J. Quicke as the Company’s Chief Executive Officer.  Mr. Quicke had been serving as the Company’s President and Chief Executive Officer since his appointment to such position on August 28, 2009, and is a member of the Company’s Board of Directors.

Pursuant to the Services Agreement, the Company pays SP Corporate Services $30,000 per month as consideration for Mr. Quicke’s services.  Additionally, the Company agreed to reimburse SP Corporate Services and Mr. Quicke for certain expenses, including but not limited to reasonable and necessary business expenses incurred on behalf of the Company.  The Services Agreement will terminate immediately upon the earlier of (i) appropriate written notice given by either party, or (ii) the death of Mr. Quicke.

SP Corporate Services is an affiliate of Steel Partners.  Mr. Quicke is a Managing Director and operating partner of Steel Partners.  James Henderson, Chairman of the Company’s Board of Directors, is a Managing Director and operating partner of Steel Partners. Steel Partners is the manager of SP II, which reported in a Schedule 13D with respect to its investment in the Company, originally filed with the SEC on September 26, 2002 and subsequently amended, most recently on September 8, 2009, that it owns approximately 13.8% of the Company’s outstanding common stock.

The Services Agreement was unanimously approved by the Company’s disinterested directors and the Audit Committee of the Board of Directors, and SP Corporate Services will be subject to the supervision and control of the Company’s disinterested directors while performing its obligations under the Services Agreement.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

During fiscal 2009, the Company had a policy for the review of transactions in which the Company was a participant, the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the last two completed fiscal years and in which any of the Company’s directors or executive officers, or their immediate family members, had a direct or indirect material interest.  Any such related person transaction was to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. While this policy was not in writing during fiscal 2009, the Company's Board of Directors was responsible for approving any such transactions and the CEO was responsible for maintaining a list of all existing related person transactions.  Other than the transaction described above, the Company had no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant, where the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the last two completed fiscal years, and any director, executive officer or any of their immediate family members had a material direct or indirect interest reportable under applicable SEC rules or that required approval of the Board of Directors under the Company’s Related Person Transaction Policy.

DIRECTOR INDEPENDENCE

Although the Company is currently not listed on any exchange, the Board of Directors has determined that four of the members of the Board of Directors, Mr. Czarnecki, Mr. Henderson, Gen. McPeak and Mr. Avila, are “independent” as defined in Rule 5605 of the Listing Rules of the NASDAQ.  Committee membership of the Company’s directors is as follows:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Gerald M. Czarnecki*	Chair	X	X
James R. Henderson *	-	X	Chair
General Merrill A. McPeak*	X	Chair	X
T. Scott Avila*	X	X	X
John J. Quicke	-	-	-
James A. Risher	-	-	-

*Independent

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees- The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended August 1, 2009, August 2, 2008 and July 28, 2007, for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years and for assistance with other registration statement filings made by the Company during those fiscal years were $296,753, $323,755, and $290,650, respectively.

Audit-Related Fees- There were no fees billed by BDO Seidman, LLP for Audit-Related services for the fiscal year ended  August 1, 2009.

Tax Fees -The aggregate fees billed by BDO Seidman, LLP for tax services for the fiscal years ended August 1, 2009, August 2, 2008 and July 28, 2007 were $0, $0 and $71,665, respectively.  These fees related to tax planning and consulting work.

All Other Fees - For the fiscal year ended August 2, 2008, fees billed by BDO Seidman, LLP for due diligence related services related to a potential business acquisition was approximately $99,600.  There were no fees for other professional services rendered during the fiscal years ended August 1, 2009, August 2, 2008 and July 28, 2007.

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

PART IV

ITEM 15   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PAGE NUMBER
(a) 1. FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of August 1, 2009 and August 2, 2008	F-2
Consolidated Statements of Operations for the Fiscal Years Ended August 1, 2009, August 2, 2008 and July 28, 2007	F-3
Consolidated Statements of Cash Flows for the Fiscal Years Ended August 1, 2009, August 2, 2008 and July 28, 2007	F-4
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 1, 2009, August 2, 2008 and July 28, 2007	F-5
Notes to Consolidated Financial Statements for the Fiscal Years Ended August 1, 2009, August 2, 2008 and July 28, 2007	F-6 – F-22

3.    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
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

DEL GLOBAL TECHNOLOGIES CORP.

November 9, 2009	By:	/s/ John J. Quicke
John J. Quicke
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2009	By:	/s/ Mark A. Zorko
Mark A. Zorko
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Director – Chairman	November 9, 2009
James Henderson

	Director	November 9, 2009
Merrill McPeak

	Director	November 9, 2009
Gerald M. Czarnecki

	Director	November 9, 2009
James A. Risher

	Director	November 9, 2009
T. Scott Avila

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Roselle, Illinois

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of August 1, 2009 and August 2, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 1, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries as of August 1, 2009 and August 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 1, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Chicago, Illinois
November 4, 2009

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

	AUGUST 1, 2009	AUGUST 2, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,983	$7,828
Trade receivables (net of allowance for doubtful accounts of $1,648 and $1,400 for 2009 and 2008, respectively)	18,043	25,218
Inventories (net of allowance for excess and obsolete of $4,496 and $4,435 for 2009 and 2008, respectively)	16,004	18,439
Prepaid expenses and other current assets	1,719	2,085
Total current assets	43,749	53,570
NON-CURRENT ASSETS:
Property plant and equipment, net	6,305	7,377
Deferred income taxes	611	770
Goodwill	4,526	4,526
Other assets	71	110
Total non-current assets	11,513	12,783
TOTAL ASSETS	$55,262	$66,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loan	$7,492	-
Current portion of long-term debt	$1,653	$1,797
Accounts payable – trade	7,304	12,191
Accrued expenses	5,239	8,378
Total current liabilities	21,688	22,366
NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,385	4,504
Other long-term liabilities	2,561	3,320
Total non-current liabilities	4,946	7,824
Total liabilities	26,634	30,190
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock -- $.10 par value; authorized – 50,000,000 shares; issued – 24,897,723 shares at August 1, 2009 and August 2, 2008, respectively	2,490	2,490
Additional paid-in capital	80,739	80,398
Treasury shares – 2,182,323 and 654,464 shares at August 1, 2009 and August 2, 2008, respectively, at cost	(7,176)	(5,615)
Accumulated other comprehensive income	2,065	4,252
Accumulated deficit	(49,490)	(45,362)
Total shareholders’ equity	28,628	36,163
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,262	$66,353

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FISCAL YEARS ENDED
	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007
NET SALES	$80,400	$108,306	$104,167
COST OF SALES	63,672	81,519	79,150
GROSS MARGIN	16,728	26,787	25,017
Selling, general and administrative	13,977	15,586	14,590
Research and development	1,992	2,488	2,013
Goodwill impairment	-	1,911	-
Litigation settlement costs	3,736	450	-
Total operating expenses	19,705	20,435	16,603
OPERATING INCOME (LOSS)	(2,977)	6,352	8,414
Interest expense (net of interest income of $58, $141 and $91 in 2009, 2008 and 2007, respectively)	(294)	(313)	(991)
Other income (loss)	266	185	(54)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(3,005)	6,224	7,369
INCOME TAX PROVISION	1,123	3,247	3,553
NET INCOME (LOSS)	$(4,128)	$2,977	$3,816

NET INCOME (LOSS) PER BASIC SHARE	$(0.18)	$0.12	$0.24
Weighted average shares outstanding	23,286	24,196	16,155

NET INCOME (LOSS) PER DILUTED SHARE	$(0.18)	$0.12	$0.23
Weighted average shares outstanding	23,286	24,646	16,455

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
	FISCAL YEARS ENDED
	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,128)	$2,977	$3,816
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,090	1,076	899
Deferred income tax provision	67	384	229
Loss on sale of property plant and equipment	26	3	65
Non cash litigation settlement costs	-	450	-
Imputed interest - subordinated note	-	-	185
Stock based compensation expense	341	481	220
Goodwill impairment	-	1,911	-
Changes in operating assets and liabilities:
Trade receivables	5,133	(1,832)	(2,814)
Inventories	1,193	5,667	(4,519)
Prepaid expenses and other current assets	249	(333)	(328)
Other assets	36	85	50
Accounts payable – trade	(4,069)	(6,563)	5,331
Accrued expenses	(2,329)	241	(654)
Payment of accrued litigation settlement costs	(60)	(390)	(200)
Income taxes payable	-	(2,003)	1,573
Other long-term liabilities	(416)	(428)	142
Net cash (used in) provided by operating activities	(2,867)	1,726	3,995
CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(611)	(1,208)	(779)
Net cash used in investing activities	(611)	(1,208)	(779)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under short-term credit facilities	7,400	-	37,193
Repayment under short-term credit facilities	94	-	(43,247)
Borrowings of long-term debt	-	-	3,113
Repayment of long-term debt	(1,563)	(1,184)	(5,900)
Proceeds from rights offering, net of related costs	-	-	12,354
Proceeds from warrant exercises	-	91	551
Proceeds of stock option exercises	-	46	170
Purchase of treasury shares-	(1,561)	-	-
Dividend paid to minority shareholders	-	-	(16)
Net cash provided by (used in) financing activities of continuing operations	4,370	(1,047)	4,218
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(737)	497	93
CASH AND CASH EQUIVALENTS (DECREASE) INCREASE FOR THE YEAR	155	(32)	7,527
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	7,828	7,860	333
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$7,983	$7,828	$7,860
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$352	$454	$744
Cash paid during the period for income taxes	1,123	4,817	837

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

				ACCUMULATED
				OTHER
	COMMON		ADDITIONAL	COMPRE-
	STOCK ISSUED		PAID-IN	HENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, JULY 29, 2006	12,258,294	1,226	67,679	1,610	(52,155)	622,770	(5,546)	12,814
Stock option exercises	101,000	10	161	-	-	-	-	171
Stock warrant exercises	366,854	37	514	-	-	-	-	551
Stock compensation	-	-	220	-	-	-	-	220
Issuance of stock for Rights Offering	12,027,378	1,202	11,152	-	-	-	-	12,354
Comprehensive income:
Net income	-	-	-	-	3,816	-	-	3,816
Foreign currency adjustments	-	-	-	270	-	-	-	270
Total comprehensive income	-	-	-	-	-	-	-	4,086

BALANCE, JULY 28, 2007	24,753,526	2,475	79,726	1,880	(48,339)	622,770	(5,546)	30,196
Stock option exercises	83,181	9	106	-	-	31,694	(69)	46
Stock warrant exercises	61,016	6	85	-	-	-	-	91
Stock compensation	-	-	481	-	-	-	-	481
Comprehensive income:
Net income	-	-	-	-	2,977	-	-	2,977
Foreign currency adjustments	-	-	-	2,372	-	-	-	2,372
Total comprehensive income	-	-	-	-	-	-	-	5,349

BALANCE, AUGUST 2, 2008	24,897,723	2,490	80,398	4,252	(45,362)	654,464	(5,615)	36,163
Stock compensation	-	-	341	-	-	-	-	341
Purchase of treasury shares						1,527,859	(1,561)	(1,561)
Comprehensive income:
Net income	-	-	-	-	(4,128)	-	-	(4,128)
Foreign currency adjustments	-	-	-	(2,187)	-	-	-	(2,187)
Total comprehensive income	-	-	-	-	-	-	-	(6,315)
BALANCE, AUGUST 1, 2009	24,897,723	$2,490	$80,739	$2,065	$(49,490)	2,182,323	$(7,176)	$28,628

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

Subsequent to our fiscal year end the Board of the Company decided to exit the Del Medical U.S. business unit. This business is part of the Company’s Medical Systems Group, however, this decision does not include or impact the operations of our Villa subsidiary which will make up the whole of the Medical Systems Group going forward.

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

We have evaluated subsequent events through the time of filing this Form 10-K with the Securities and Exchange Commission (“SEC”) on November 9.  No material subsequent events have occurred since August 1, 2009 that required recognition or disclosure in these financial statements, except as discussed in Note 14.

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

At August 1, 2009, the Company’s market capitalization was below tangible book value.  While the market capitalization decline was considered in the Company’s evaluation of fair value, the market metric is only one indicator of fair value.  In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company.

The Company will continue to monitor market conditions and determine if any additional interim review of goodwill is warranted.  Further deterioration in the market or actual results as compared with our projections may ultimately result in future impairment.  In the event that the Company determines goodwill is impaired in the future, it would need to recognize a non-cash impairment charge, which could have a material adverse effect on its consolidated balance sheet and results of operations.

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

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities, trade receivables and lines of credit. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at August 1, 2009.

The activity in allowances for doubtful accounts is as follows:
	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	BALANCE AT END OF YEAR
YEAR ENDED AUGUST 1, 2009
Allowance for doubtful accounts	$1,400	$487	$239	$1,648
YEAR ENDED AUGUST 2, 2008
Allowance for doubtful accounts	$1,569	$250	$419	$1,400
YEAR ENDED JULY 28, 2007
Allowance for doubtful accounts	$1,095	$646	$172	$1,569

(1)  Write-off of accounts receivable previously charged to costs and expenses and impact of foreign currency fluctuation.

STOCK-BASED COMPENSATION – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments,” which established standards for transactions in which an entity exchanges its equity instruments for goods and services.  The standard requires a public entity to measure the equity instruments award based on the grant-date fair value.  This eliminates the exception to account for such awards using the intrinsic method previously allowed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) was adopted beginning in fiscal year 2006.  The adoption did not require restatement of previously issued statements and is being applied on a prospective basis.  See Note 9, Shareholders’ Equity.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS - In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”.  The Statement requires enhanced disclosures about an entity’s derivative and hedging activities.  The Statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company has evaluated the requirements of SFAS 161, and determined that it does not have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 requires identification and presentation of ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the equity owned by Del Global.  SFAS 160 also requires that (1) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations, (2) changes in ownership interest be accounted for similarly, as equity transactions and (3) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for the Company on August 2, 2009. The Company is currently evaluating the requirements of SFAS 160 but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations.  SFAS 141R states that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred with restructuring costs being expensed in periods after the acquisition date. SFAS 141R also states that business combinations will result in all assets and liabilities of the acquired business being recorded at their fair values. The Company is required to adopt SFAS No. 141R effective August 2, 2009. The impact of the adoption of SFAS No. 141R will depend on the nature and extent of business combinations occurring on or after the effective date.

In September 2006, the FASB issued SFAS No 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB issued FASB Staff Position No 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, which are not measured at fair value on a recurring basis (at lease annually) until fiscal years beginning after November 15, 2008.  This statement is effective for the Company on August 2, 2009.  The Company is currently evaluating the requirements of SFAS No. 157 for nonfinancial assets and liabilities and does not expect it to have a material impact.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”).  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  On the effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is currently evaluating the requirements of  SFAS 168, but it is not expected to have a material impact on the Company’s consolidated financial statements.

2.   INVENTORIES

Inventories consists of the following:
	AUGUST 1, 2009	AUGUST , 2008
Raw materials and purchased parts	$13,294	$13,920
Work-in-process	1,929	2,526
Finished goods	5,277	6,428
	20,500	22,874
Less: allowance for excess and obsolete inventories	(4,496)	(4,435)
Total inventories net	$16,004	$18,439

The activity in the allowance for excess and obsolete inventories accounts is as follows:

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	BALANCE AT END OF YEAR
YEAR ENDED AUGUST 1, 2009
Allowance for excess and obsolete inventories	$4,435	$1,211	$1,150	$4,496
YEAR ENDED AUGUST 2, 2008
Allowance for excess and obsolete inventories	$3,869	$1,554	$988	$4,435
YEAR ENDED JULY 28, 2007
Allowance for excess and obsolete inventories	3,703	651	485	3,869

(1)  Write-off of inventories previously charged to costs and expenses and foreign currency fluctuation.

The Company has pledged all of its inventories in the U.S. having a net carrying amount of approximately $4,337 and $6,154 at August 1, 2009 and August 2, 2008, respectively, to secure its credit facility with its U.S. lender.

3.    PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	AUGUST 1, 2009	AUGUST 2, 2008
Land	$694	$694
Buildings	6,749	7,249
Machinery and equipment	7,107	7,153
Furniture and fixtures	652	694
Leasehold improvements	1,655	1,810
Transportation equipment	92	106
Computers and other equipment	3,045	2,870
	19,994	20,576
Less: accumulated depreciation and amortization	(13,689)	(13,199)
Property plant and equipment, net	$6,305	$7,377

The Company has pledged all of its property, plant and equipment in the U.S. having a net carrying amount of approximately $2,062 and $2,045 at August 1, 2009 and August 2, 2008, respectively, to secure its credit facility with its U.S. lender. Included in the table above are assets held under capital leases, including the Villa building, in the net amount of $1,931 and $2,639 at August 1, 2009 and August 2, 2008, respectively. Accumulated amortization relating to capital leases was $1,076 and $983 at August 1, 2009 and August 2, 2008, respectfully. Amortization expense relating to capital leases was $93, $125 and $116 for fiscal 2009, 2008 and 2007, respectively.

Depreciation expense, including amortization of capital leased assets, for fiscal years 2009, 2008 and 2007 was $1,090, $1,076 and $899, respectively.

4.    GOODWILL

Goodwill consists of the following:

Medical Systems
Balance at July 28, 2007	$6,437
Impairment of goodwill	(1,911)
Balance at August 2, 2008 and August 1, 2009	$4,526

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

As part of its assessment, the Company estimated the fair value of the domestic reporting unit based on internal cash flows expected to be earned by the business and an appropriate risk-adjusted discount rate.  While such estimates are subject to significant uncertainties and actual results could be materially different, the analysis resulted, pursuant to the implementation guidance of SFAS No. 142, Accounting for Goodwill and Intangible Assets, in a complete impairment of the unit’s goodwill balance.  Accordingly, the Company recorded a $1,911 impairment charge during the fiscal 2008.  The Company’s annual fourth quarter assessments of Villa’s goodwill has not indicated any impairment.  However, due to the nature and inputs to the Company’s fair value calculation of goodwill, declines in future operating results could affect the calculated fair value of Villa’s goodwill and potentially result in impairment.

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

The activity in the warranty reserve accounts, which is included in accrued expenses, is as follows:

	AUGUST 1, 2009	AUGUST 2, 2008
Balance at beginning of year	$1,077	$1,065
Provision for anticipated warranty claims	137	526
Costs incurred related to warranty claims	(510)	(514)
Balance at end of year	$704	$1,077

6.    SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE

At August 1, 2009, the Company had $7.4 million and $0.1 million in borrowings under its domestic and foreign short term credit facilities, respectively.

The Company did not have any outstanding borrowings under its short term credit facilities at August 2, 2008.

Long-term debt was comprised of the following:

	AUGUST 1, 2009	AUGUST 2, 2008	INTEREST RATE AT AUGUST 1, 2009
Foreign capital lease obligation	$1,931	$2,639	5.0%
Foreign credit facilities	1,585	2,703	Euribor + 1.00%
Foreign Italian Government loans	522	959	3.4%
Total long term debt	4,038	6,301
Less current portion of long-term bank debt	(1,653)	(1,797)
Long-term debt, less current portion	$2,385	$4,504

On August 1, 2005, the Company entered into a three-year revolving credit and term loan facility with North Fork Business Capital, which was acquired by Capital One Leverage Finance Corp. during fiscal year 2008 (the "North Fork Facility" and the “Capital One Facility”) and repaid the prior facility. In March 2007, the Company used a portion of the proceeds from a Rights Offering to pay all outstanding balances under this facility as well as $2.5 million of subordinated notes then outstanding and $0.1 million in related interest.

On June 1, 2007, the North Fork Facility was amended and restated.  As restated, the North Fork Facility provides for a $7.5 million formula based revolving credit facility based on the Company’s eligible accounts receivable and inventory as defined in the credit agreement and a capital expenditure loan facility of up to $1.5 million.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 0.5% or, alternatively, at a LIBOR rate plus 2.5%.  Other changes to the terms and conditions of the original loan agreement include an extension through May 24, 2010, the modification of covenants, removal of the Villa stock as loan collateral and the removal of daily collateral reporting which was part of the previous asset-based facility requirements.

As of August 1, 2009 and August 2, 2008, the Company had approximately $1.6 million and $6.4 million of availability under the North Fork Facility.  This difference in borrowing availability is due to draws of $7.4 million against the line of credit during the third and fourth quarter of fiscal year 2009.

There are certain covenants, including tangible net worth, that the Company must meet.  As of the end of the fourth quarter of fiscal 2009, the Company was non-compliant with the following covenants: the Senior U.S. Debt Ratio and Fixed Charge Coverage Ratio covenants under the North Fork Credit facility, due to lower than anticipated performance during fiscal 2009.  On October 30, Capital One Leverage Finance Corp. waived the non-compliance with these covenants for the fourth quarter of fiscal 2009 and amended future covenants through May 24, 2010, the credit facility’s maturity date.  As of the end of the fourth quarter of fiscal 2008, the Company was in compliance with all covenants under the North Fork Facility.

Management believes that if additional financing is needed once the U.S. revolving credit facility matures on May 24, 2010, they would be able to obtain new asset based financing on the remaining U.S. subsidiary, secure a mortgage on the building owned by the U.S. subsidiary or dividend necessary funds from the foreign subsidiary.  The Company can make no assurances that it will be able to obtain additional financing in the future on terms favorable to the Company or at all.

The North Fork Facility is subject to commitment fees of 0.5% per annum on the daily-unused portion of the facility, payable monthly.  The Company granted a security interest to the lender on its U.S. credit facility in substantially all of its accounts receivable, inventory, property, plant and equipment, other assets and intellectual property in the U.S..

On October 30, 2009, the Capital One Facility was amended and restated.  As restated, the Capital One Facility provides for a $3.0 million formula based revolving credit facility based on the Company’s RFI division’s eligible accounts receivable and inventory as defined in the credit agreement.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 2.0% or, alternatively, at a LIBOR rate plus 4.5%.  Other changes to the terms and conditions of the original loan agreement include the modification of covenants and the addition of weekly collateral reporting.

On November 26, 2008, the Company requested and was granted consent by Capital One Leverage Finance Corp., who acquired Northfork Business Capital during fiscal year 2008, to repurchase up to 2,424,616 shares, or up to $3.0 million (approximately 10%) of Del Global’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2.0 million of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  Terms of the common stock repurchase program are detailed below.

The Company received a dividend from its Villa subsidiary in December 2008 of approximately $1.8 million, which was used to repurchase the Company’s outstanding common stock pursuant to the common stock repurchase program.  On various dates in December 2008, the Company repurchased a total of 1,527,859 common shares then outstanding at a total cost of approximately $1.6 million.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

In addition, on November 26, 2008, the Company requested and was granted consent by Capital One Leverage Finance Corp. to relocate the Company’s chief executive office and principal place of business within the Chicago, Illinois area.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit facilities at August 1, 2009, is $0.1 million.  Available borrowing under the credit facilities is $11.5 million and variable interest rates currently range from 3.7% - 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1.0 million Euro upon completion of 50% of the projects.  In April, 2008, the Company declined the option for additional financing and demonstrated successful completion of the project triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the first fiscal quarter of 2009 to Euribor plus 1.04 points, currently at 2.308%.  The note is repayable over a 5 year term.  Principal repayment began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at the end of fiscal 2009 was 11.4 million Euro.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 2.07%.  The loan is repayable  over a 4 year period ending in December 2010.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010. At the end of fiscal year 2009, total principal due is 0.4 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in March 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

SUBORDINATED NOTE - In connection with the settlement reached on January 29, 2002, with the plaintiffs in the class action litigation, the Company recorded the present value at 12% of the $2.0 million of subordinated notes that were issued in April 2002 and matured in March 2007. The subordinated notes did not pay interest currently, but accrued interest at 6% per annum, and were recorded at issuance at a discounted present value of $1.5 million. The balance was paid on March 29, 2007 with a portion of the proceeds from a Rights Offering described below.

The Company is obligated to make principal payments under its long-term debt and capital lease obligation as follows:

FISCAL YEARS	DEBT	CAPITAL LEASE	TOTAL
2010	$1,188	$465	$1,653
2011	810	371	1,181
2012	109	--	109
Purchase option	--	1,095	1,095
Total payments	2,107	1,931	4,038
Less: amount representing interest	--	(181)	(181)
Total	$2,107	$1,750	$3,857

7.    EMPLOYEE BENEFITS

The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company.  No contributions were authorized for fiscal years 2009, 2008 or 2007.

The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all domestic employees, allowing them to defer a portion of their salary. The Company matches employee contributions at a 50% rate up to a maximum of 4% of annual salary, and recorded a related expense of $54, $102 and $20 for fiscal years 2009, 2008 and 2007, respectively.

 The Company contribution match noted above was temporarily suspended during 2009.  The Company expects to reinstate this benefit in the future.

In addition, the Company’s Villa subsidiary provides for employee termination indemnities.  Villa has established a reserve, representing the liability for indemnities payable upon termination of employment, accrued in accordance with labor laws and labor agreements in force.  This liability is subject to annual revaluation using the officially-established indices. The liability for these indemnities is included in other long-term liabilities on the accompanying Consolidated Balance Sheets and was $2,444 and $3,172 at August 1, 2009 and August 2, 2008, respectively.  Provisions for employee termination indemnities were $477, $729 and $357 for fiscal years 2009, 2008 and 2007, respectively.

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

Selected financial data of these segments are as follows:

FISCAL YEAR ENDED AUGUST 1, 2009	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$68,448	$11,952	$--	$80,400
Cost of sales	56,381	7,291	--	63,672
Gross margin	12,067	4,661	--	16,728
Selling, general and administrative	10,851	2,434	692	13,977
Research and development	1,935	57	--	1,992
Litigation settlement costs	--	--	3,736	3,736
Total operating expenses	12,786	2,491	4,428	19,705
Operating income (loss)	$(719)	$2,170	$(4,428)	$(2,977)
Interest expense				(294)
Other income				266
Income (loss) before income taxes				$(3,005)
Depreciation	$900	$170	$--	$1,070
Amortization	20	--	--	20
Segment assets	44,425	6,725	4,112	55,262
Capital expenditures	430	181	--	611

Inter-segment sales were $105 for the fiscal year ended August 1, 2009. Approximately $41,267 of Medical Systems Group assets are located in Italy, including $9,407 of long-lived assets.

FISCAL YEAR ENDED AUGUST 2, 2008	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$95,052	$13,254	$--	$108,306
Cost of sales	73,317	8,202	--	81,519
Gross margin	21,735	5,052	--	26,787
Selling, general and administrative	11,840	2,522	1,224	15,586
Research and development	2,488	--	--	2,488
Goodwill impairment	1,911	--	--	1,911
Litigation settlement costs	450	--	--	450
Total operating expenses	16,689	2,522	1,224	20,435
Operating income (loss)	$5,046	$2,530	$(1,224)	6,352
Interest expense				(313)
Other income				185
Income before income taxes				$6,224
Depreciation	$891	$163	$--	$1,054
Amortization	22	--	--	22
Segment assets	53,133	4,651	8,569	66,353
Capital expenditures	1,140	68	--	1,208

Inter-segment sales were $83 for the fiscal year ended August 2, 2008. Approximately $50,678 of Medical Systems Group assets are located in Italy, including $10,656 of long-lived assets.

FISCAL YEAR ENDED JULY 28, 2007	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$90,979	$13,188	$--	$104,167
Cost of sales	70,879	8,271	--	79,150
Gross margin	20,100	4,917	--	25,017
Selling, general and administrative	10,635	2,476	1,479	14,590
Research and development	2,013	--	--	2,013
Litigation settlement costs	--	--	--	--
Total operating expenses	12,648	2,476	1,479	16,603
Operating income (loss)	$7,452	$2,441	$(1,479)	8,414
Interest expense				(991)
Other expense				(54)
Income before income taxes				$7,369
Depreciation	$704	$165	$3	$872
Amortization	27	--	--	27
Segment assets	60,658	5,014	667	66,339
Capital expenditures	703	76	--	779

Inter-segment sales were $86 for the fiscal year ended July 28, 2007. Approximately $43,720 of Medical Systems Group assets are located in Italy, including $10,110 of long-lived assets.

MAJOR CUSTOMERS AND EXPORT SALES – For the fiscal year ended August 1, 2009, none of our customers accounted for 10% or more of consolidated revenues and one of our Medical Systems Group customers accounted for approximately 14% of consolidated gross accounts receivable.  For the fiscal year ended August 2, 2008 one of our Medical Systems Group customers accounted for approximately 15% of consolidated revenues and 1% of gross accounts receivable at August 2, 2008.  For the fiscal years ended July 28, 2007, one of our Medical Systems Group customers accounted for approximately 12% of consolidated revenues and 11% of gross accounts receivable at July 28, 2007.

Foreign sales were 55%, 64% and 66% of the Company’s consolidated net sales in fiscal years ended August 1, 2009, August 2, 2008 and July 28, 2007, respectively. Net sales by geographic areas were:

	AUGUST 1, 2009		AUGUST 2, 2008		JULY 28, 2007
United States	$36,572	45%	$40,402	37%	$38,397	37%
Canada	1,111	1%	2,045	2%	869	1%
Europe	30,377	38%	55,428	51%	48,129	46%
Far East	6,827	9%	7,354	7%	7,603	7%
Mexico, Central and South America	3,296	4%	514	1%	3,117	3%
Africa, Middle East and Australia	2,217	3%	2,563	2%	6,052	6%
	$80,400	100%	$108,306	100%	$104,167	100%

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

STOCK BUY-BACK PROGRAM - On November 26, 2008, the Company requested and was granted consent by Capital One Leverage Finance Corp. , which acquired Northfork Business Capital during fiscal year 2008 (see Note 6), to repurchase up to 2,424,616 shares, or up to $3,000 (approximately 10%) of Del Global’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2.0 million of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  On various dates in December 2008, the Company repurchased 1,527,859 common shares then outstanding at a total cost of approximately $1,600.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

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

Details regarding the fair value of stock options granted in fiscal 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Estimated life (in years)	7	7	7
Volatility rate	66%-70%	64%-72%	63%-74%
Risk free interest rate	2.70%-2.78%	3.60%-4.20%	4.44%-5.16%
Dividend rate	0%	0%	0%
Forfeiture rate	2%	2%	2%
Weighted average fair value	0.64	1.82	1.16
Recorded compensation expense	$341	$481	$220

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

On March 20, 2007, shareholders approved the 2007 Incentive Stock Plan.  A total of 1,000,000 shares of the Company’s common stock may be granted under the Plan, of which, 385,500 shares are still available for grant as of August 1, 2009.  No additional options will be granted under the former stock option plan.  Substantially all of the options granted under this Plan and the prior plan provide for graded vesting and vest generally at a rate of 25% per year beginning with the date of grant, expiring ten to fifteen years from the date they are granted. The option price per share is approved by the Board of Directors. All options to date have been granted at the fair market value of the Company’s stock at the date of grant. No options can be granted under this plan subsequent to February 21, 2017.

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

OPTION ACTIVITY

The following stock option information is as of:

	AUGUST 1, 2009		AUGUST 2, 2008		JULY 28, 2007
	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
Granted and outstanding, beginning of year	2,094,815	$3.45	1,913,996	$3.51	1,545,996	$3.93
Granted	254,000	0.95	336,500	2.62	469,000	1.73
Exercised	-	-	(83,181)	1.37	(101,000)	1.69
Cancelled and forfeited	(112,500)	1.99	(72,500)	3.58	-	-
Outstanding at end of year	2,236,315	3.24	2,094,815	3.45	1,913,996	3.51
Exercisable at end of year	1,792,814	3.62	1,595,438	3.85	1,494,743	4.00

As mentioned above, due to an extension of exercise time granted to option holders that has an uncertain term, the Company is unable to calculate the weighted average contractual term of the above options.

As of August 1, 2009 the distribution of stock option exercise prices is as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
EXERCISE PRICE RANGE	NUMBER OF OPTION SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$1.00 - $3.34	1,555,607	$1.78	1,112,106	$1.80
$4.00 - $6.60	313,256	4.85	313,256	4.85
$7.00 - $7.94	220,775	7.51	220,775	7.51
$8.00 - $10.00	146,677	8.93	146,667	8.93
	2,236,315	$3.24	1,792,814	$3.62

At August 1, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $2 and $0, respectively.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the measurement date for all-in-the money options.

Future compensation expense related to the vesting of employee options granted by August 1, 2009 is expected to be $207 in 2010, $84 in 2011 and $17 in 2012.

Cash proceeds and intrinsic value related to total stock options exercised are provided in the following table:

YEAR ENDED	AUGUST 1, 2009	AUGUST 2, 2008		JULY 28, 2007
Proceeds from stock options exercised	$-	$46	(a)	$170
Intrinsic Value	-	71		57

     (a) In addition to these proceeds, the Company accepted 31,694 shares of common stock held by the option holder and valued at $69 into treasury.

WARRANTS

On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement agreement entered into by the Company. The motion sought damages in the amount of $1,250 together with interest, costs and disbursements, and a declaration that $2,000 in promissory notes issued as part of the class action settlement are immediately due and payable, as the value of damages due to the Company’s failure to timely complete a registration statement related to the common shares underlying certain warrants granted in the class action settlement. The Company filed opposition to this matter on March 5, 2004. Plaintiffs filed reply papers on March 19, 2004. In addition, the Company filed a registration statement related to the warrant shares on March 23, 2004, and it was declared effective by the SEC on May 7, 2004. In July 2004, in settlement of this matter, Del Global modified the exercise, or “strike,” price of the 1,000,000 warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During fiscal 2009, 2008 and 2007, 0, 61,016 and 366,854, respectively, of these warrants were exercised for cash proceeds to the Company of $0, $91 and $551, respectively.  As of March 28, 2009, these warrants expired and no warrants remain outstanding.

10.	INCOME (LOSS) PER SHARE

	FOR FISCAL YEARS ENDED
	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007
Numerator:
Net income (loss)	$(4,128)	$2,977	$3,816
Denominator:
Weighted average shares outstanding for basic income per share	23,285,694	24,195,498	16,154,552
Effect of dilutive securities	-	450,911	300,673
Weighted average shares outstanding for diluted income per share	23,285,694	24,646,409	16,455,225
Income (loss) per basic common share	$(0.18)	$0.12	$0.24
Income (loss) per diluted common share	$(0.18)	$0.12	$0.23

Common shares outstanding for the fiscal years ended August 1, 2009, August 2, 2008 and July 28, 2007, were reduced by 2,182,323, 654,464 and 622,770 shares of treasury stock, respectively.

The computation of diluted shares outstanding does not include the effect of the assumed exercise of 2,236,315, 1,295,612 and 1,121,684 for employee stock options outstanding as of August 1, 2009, August 2, 2008 and July 28, 2007, respectively, and no warrants to purchase Company common stock for those years because the effect of their assumed exercise would be anti-dilutive.

11.    INCOME TAXES
The Company’s consolidated (loss) income from continuing operations before income tax benefit for fiscal years 2009, 2008 and 2007 of $(3,005), $6,224 and $7,369 reflects foreign pre-tax net income of $2,548, $8,294 and $8,180 for fiscal years 2009, 2008 and 2007, respectively, and a U.S. pre-tax loss of $5,553 $2,070 and $811, respectively.

Provision for income taxes consists of the following:

	FOR FISCAL YEARS ENDED
	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007
CURRENT TAX EXPENSE:
Foreign	$965	$3,297	$3,410
State and local	-	-	5
DEFERRED PROVISION (BENEFIT):
Federal	-	-	-
State and local	--	--	--
Foreign	158	(50)	138
NET PROVISION	$1,123	$3,247	$3,553

The following is a reconciliation of the statutory Federal and effective income tax rates:

	FOR FISCAL YEARS ENDED
	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007
Statutory Federal income tax rate	(34.0)%	34.0%	34.0%
State tax, less Federal tax effect	0.0. %	0.0. %	0.1. %
Foreign taxes	8.5%	12.7%	9.2%
Valuation allowance adjustment	46.4%	41.9%	(1.9)%
Provision (reversal) for undistributed earnings of foreign subsidiary	0.0%	(36.7)%	7.2%
Provision for distributed earnings of foreign subsidiary	18.7%	-	-
Other	(2.3)%	0.3%	(0.4)%
Effective tax rate	37.3%	52.2%	48.2%

Deferred income tax assets (liabilities) are comprised of the following:

	AUGUST 1, 2009	AUGUST 2, 2008
Deferred income tax assets:
Federal net operating loss carry forward	$16,722	$15,375
State tax credits and operating loss carry forwards	2,318	2,071
Reserve for inventory obsolescence	1,556	1,545
Allowances and reserves not currently deductible	932	1,076
Amortization	207	295
Stock based compensation	694	599
Fixed assets	-	133
Other	27	-
Gross deferred income tax assets	22,456	21,094
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiary	-	-
Fixed assets	(4)	-
Other	(-)	(15)
Gross deferred income tax liabilities	(4)	(15)
Less: valuation allowance	(21,841)	(20,309)
Net deferred income tax assets	$611	$770

Deferred income tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	AUGUST 1, 2009	AUGUST 2, 2008
Deferred income tax assets - non-current	$611	$770
Deferred income tax liabilities - non-current	-	-
	$611	$770

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

During fiscal years 2009, 2008 and 2007, the Company’s foreign tax reporting entity was profitable, and its U.S. tax reporting entities incurred a loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets as of August 1, 2009.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset of $611 at August 1, 2009 will be realized.

The Company’s foreign subsidiary operates in Italy.  Fiscal 2008 income tax expense includes a charge that reduces the carrying value of the foreign subsidiary’s net deferred income tax asset resulting from an income tax rate reduction in Italy.

Additionally, the Company’s deferred income tax liabilities as of July 28, 2007 included the estimated tax obligation that would have been incurred upon a distribution of the foreign subsidiary’s earnings to its U.S. parent.  This tax liability was recorded as the foreign subsidiary had routinely distributed monies to its U.S. parent.  Based on operating results, expectations of future results and available cash and credit in the U.S., the Company determined it no longer intended to repatriate monies and reversed this tax obligation during Fiscal 2008.  The reversal resulted in an adjustment to available net operating loss carryforwards and the related valuation allowance.  In addition, there was a reduction in tax expense for Fiscal 2008 resulting from the reversal of accrued Italian withholding taxes on undistributed earnings.

At August 1, 2009, the Company has federal net operating loss carry forwards of $49,109 that expire at various times between July, 2020 and July, 2029.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of August 1, 2009, there were no material interest or penalty amounts to accrue.

12.    COMMITMENTS AND CONTINGENCIES

LITIGATION MATTERS

PARK-The Company had an employment agreement with Samuel Park, a previous CEO, for the period May 1, 2001 to April 30, 2004.  The employment agreement provided for certain payments in the event of a change in the control of the Company as defined in the agreement.  On October 9, 2003, the Company terminated Mr. Park’s employment, and on October 10, 2003, the Company announced the appointment of Walter F. Schneider as President and CEO to replace Mr. Park, effective as of such date.  As a result, the Company recorded a charge of $0.2 million during the first quarter of fiscal 2004 to accrue the balance of salary remaining under Mr. Park’s employment agreement.

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

By motion served on February 2, 2009, as amended by reply papers served by Mr. Park on February 25, 2009, Mr. Park sought entry of judgment in the amount of $2.2 million, along with post-judgment interest thereon, on Mr. Park’s first counterclaim (change in control payment) and on his third counterclaim (in the amount of the attorneys’ fees and disbursements incurred by him through November 30, 2008).  The motion also sought as part of the judgment a direction that Del Global pay Park’s attorneys’ fees and disbursements incurred in the action from on and after December 1, 2008 within thirty days after Mr. Park submits to the Company written notice thereof.

Mr. Park’s counsel advised the Court by letter in January 2009 that in his second counterclaim, which was not a subject of any of the motions for summary judgment previously made in the action, Mr. Park sought a total of approximately $0.9 million in alleged damages and interest thereon.  This total included the following items allegedly owed to him in the following approximate amounts:  $0.6 million for stock options, $0.2 million (subsequently changed to $0.2 million) for bonus for fiscal year 2004 pro rated to April 30, 2004, $0.1 million for unused vacation, and business expenses.

The parties entered into an agreement as of April 2, 2009, settling the action.  Pursuant to the settlement agreement, the Company made payments to Mr. Park and his counsel totaling $2.5 million.  The Court signed an order on April 13, 2009 dismissing the action with prejudice, which was entered by the Clerk of the Court.

RFI-On May 24, 2007, the Company’s Power Conversion subsidiary, RFI, was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore, NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government, as well as to its commercial customers.

MOELLER-On June 28, 2002, Jeffrey N. Moeller, the former Director of Quality Assurance and Regulatory Affairs of Del Medical Imaging Corp. (“Del Medical”), commenced an action in the Circuit Court of Cook County, Illinois, against the Company, Del Medical and Walter Schneider, the former President of Del Medical.  In the most current iteration of his complaint, the third amended complaint, Mr. Moeller alleges four claims against the defendants in the action: (1) retaliatory discharge from employment with Del Medical, allegedly in response to Mr. Moeller’s complaints to officers of Del Medical about purported prebilling and his stopping shipment of a product that allegedly did not meet regulatory standards, (2) defamation, (3) intentional interference with his employment relationship with Del Medical and prospective employers, and (4) to hold the Company liable for any misconduct of Del Medical under a theory of piercing the corporate veil.  In their answer to the third amended complaint, the defendants denied the substantive allegations of each of these claims and denied that they have any liability to Mr. Moeller.  By order dated September 15, 2006, the Court denied in part and granted in part defendants’ motion requesting summary judgment dismissing the third amended complaint.  The court granted the motion only to the extent of dismissing that part of Mr. Moeller’s claim of interference with his employment relationship with Del Medical and his relationship with prospective employers.

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

By Settlement Agreement and Release signed by the parties in January 2009, the parties agreed to a settlement of this matter for payments by the Company to Mr. Moeller and his counsel, totaling $1.6 million, which payments have been made.  In the first quarter of fiscal 2009, the Company recorded an additional reserve of $1.2 million relating to settlement

APERGIS-On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  As of October 30, 2009, RFI is waiting to hear for a response to their position statement from the EEOC.  RFI intends to defend vigorously against George Apergis.

OTHER-The Company is a defendant in several other legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

LEASE COMMITMENTS - The Company leases facilities for its manufacturing operations with expiration dates ranging from 2010 through 2014.  In addition, the Company has various office equipment and auto leases accounted for as operating leases. The future minimum annual lease commitments as of August 1, 2009 are as follows:

FISCAL YEARS	AMOUNT
2010	$377
2011	370
2012	271
2013 and 2014	173
Total	$1,191

Rent expense for fiscal years 2009, 2008 and 2007 was $478, $416, and, $396, respectively.

13.    SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

YEAR ENDED AUGUST 1, 2009

		QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$22,291	$24,735	$17,104	$16,269
Gross margin	$5,307	$5,800	$2,963	$2,658
Net income (loss)	$(609)	$(1,800)	$(815)	$(904)
Net income (loss) per basic share	$(0.03)	$(0.08)	$(0.04)	$(0.04)
Net income (loss) per diluted share	$(0.03)	$(0.08)	$(0.04)	$(0.04)

YEAR ENDED AUGUST 2, 2008

		QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$26,716	$29,894	$24,450	$27,246
Gross margin	$6,431	$7,490	$5,715	$7,151
Net income	$1,107	$1,427	$(1,638)	$2,081
Net income (loss) per basic share	$0.05	$0.06	$(0.07)	$0.08
Net income (loss) per diluted share	$0.04	$0.06	$(0.07)	$0.09

14.  SUBSEQUENT EVENT-DISCONTINUED OPERATIONS

Subsequent to our fiscal year end the Board of the Company decided to exit the Del Medical U.S. business unit. This business is part of the Company’s Medical Systems Group, however, this decision does not include or impact the operations of our Villa subsidiary which will make up the whole of the Medical Systems Group going forward.

The options for exiting the Del Medical U.S. business unit include a sale of the operations, a sale of certain assets and product lines of the business unit, or a full shut down. The Company is currently engaged in discussions with prospective buyers for the operation, product lines, or assets and expects to make a final decision regarding the business unit in the near future.

The results of this business disposition will be reported as a loss from discontinued operations in our fiscal 2010 first quarter 10-Q in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The loss on disposition, under the assumption of a full shut down and including non cash asset write offs, is estimated to be in the range of $6.0 million to $6.5 million and will be recorded in the first quarter results.