Form 10-Q
period 2009-10-31
DEL GLOBAL TECHNOLOGIES CORP
filed 2009-12-14
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-3319

DEL GLOBAL TECHNOLOGIES CORP.
(Exact name of registrant as specified in its charter)

New York	13-1784308
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 PINE AIRE DRIVE, BAY SHORE, NY	11706
(Address of principal executive offices)	(Zip Code)

631-231-6400
(Registrant’s telephone number, including area code)

50B GARY AVENUE, ROSELLE, IL 60172
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

The number of shares of Registrant’s common stock outstanding as of December 5, 2009 was 22,718,306.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Table of Contents

		Page No.
PART I	FINANCIAL INFORMATION
	ITEM 1 FINANCIAL STATEMENTS	3
	Consolidated Statements of Operations for the Three Months ended October 31, 2009 and November 1, 2008	3
	Consolidated Balance Sheets - October 31, 2009 and August 1, 2009	4-5
	Consolidated Statements of Cash Flows for the Three Months ended October 31, 2009 and November 1, 2008	6
	Notes to Consolidated Financial Statements	7-13
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-19
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
	Item 4. CONTROLS AND PROCEDURES	19

PART II -	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	19
	Item 1A. RISK FACTORS	20
	Item 6. EXHIBITS	20
	SIGNATURES	21
	EX-31.1 (EX-31.1): Certification
	EX-31.2 (EX-31.2): Certification
	EX-32.1 (EX-32.1): Certification
	EX-32.2 (EX-32.2): Certification

PART I                      FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	October 31, 2009	November 1, 2008

NET SALES	$11,582	$14,220
COST OF SALES	9,007	10,512
GROSS MARGIN	2,575	3,708
Selling, general and administrative	2,228	2,287
Research and development	443	489
Total operating expenses	2,671	2,776
OPERATING INCOME (LOSS)	(96)	932
Interest expense, net of interest income of $3 and $25 in 2009 and 2008, respectively	(154)	(55)
Other income (expense)	(23)	67
INCOME(LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAX PROVISION	(273)	944
INCOME TAX PROVISION	126	396
INCOME (LOSS) FROM CONTINUING OPERATIONS	(399)	548
LOSS FROM DISCONTINUED OPERATIONS	(3,103)	(1,157)
NET LOSS	$(3,502)	$(609)
NET INCOME (LOSS) PER SHARE – BASIC
Income (loss) from continuing operations	$(0.02)	$0.02
Loss from discontinued operations	(0.13)	(0.05)
Net Loss	$(0.15)	$(0.03)
Weighted average shares outstanding	22,718,306	24,243,259
NET INCOME (LOSS) PER SHARE – DILUTED
Income (loss) from continuing operations	$(0.02)	$0.02
Loss from discontinued operations	(0.13)	(0.05)
Net Loss	$(0.15)	$(0.03)
Weighted average shares outstanding	22,718,306	24,300,277

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

ASSETS

	October 31, 2009	August 1, 2009

CURRENT ASSETS:
Cash and cash equivalents	$4,749	$7,983
Trade receivables (net of allowance for doubtful accounts of $2,255 and $1,648 at October 31, 2009 and August 1, 2009, respectively)	15,751	18,043
Inventories (net of allowance for excess and obsolete of $5,402 and $4,496 at October 31, 2009 and August 2, 2008, respectively)	13,619	16,004
Prepaid expenses and other current assets	1,625	1,719
Total current assets	35,744	43,749

NON-CURRENT ASSETS:
Property plant and equipment, net	5,975	6,305
Deferred income taxes	613	611
Goodwill	4,526	4,526
Other assets	60	71
Total non-current assets	11,174	11,513
TOTAL ASSETS	$46,918	$55,262

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	October 31, 2009	August 1, 2009

CURRENT LIABILITIES:
Revolving loan	$2,514	$7,492
Current portion of long-term debt	1,729	1,653
Accounts payable – trade	6,424	7,304
Accrued expenses	5,910	5,239
Total current liabilities	16,577	21,688

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	1,948	2,385
Other long-term liabilities	2,614	2,561
Total non-current liabilities	4,562	4,946
Total liabilities	21,139	26,634

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 50,000,000; issued-24,900,629 at October 31, 2009 and August 1, 2009	2,490	2,490
Additional paid-in capital	80,816	80,739
Treasury shares – 2,182,323 shares, at cost at October 31, 2009 and August 1, 2009	(7,176)	(7,176)
Accumulated other comprehensive income	2,641	2,065
Accumulated deficit	(52,992)	(49,490)
Total shareholders' equity	25,779	28,628
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,918	$55,262

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	October 31, 2009	November 1, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,502)	$(609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	296	283
Deferred income tax provision	20	41
Stock based compensation expense	78	53
Write-down of assets and additional accruals for discontinued operations	1,820	-
Changes in operating assets and liabilities:
Trade receivables	2,065	2,401
Inventories	2,038	(308)
Prepaid expenses and other current assets	126	216
Other assets	11	12
Accounts payable – trade	(1,033)	(543)
Accrued expenses	477	1,589
Payment of accrued litigation settlement costs	-	(60)
Other long-term liabilities	(27)	(266)
Net cash provided by operating activities	2,369	2,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(196)	(98)
Net cash used in investing activities	(196)	(98)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving loan	(4,982)	-
Repayment of long-term debt	(495)	(506)

Net cash used in financing activities	(5,477)	(506)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	70	(450)
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE PERIOD	(3,234)	1,755
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,983	7,828
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,749	$9,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$158	$81
Taxes	126	396

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Del Global Technologies Corp. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended August 1, 2009.  The Company evaluated subsequent events through December 14, 2009.

Certain prior year’s amounts have been reclassified to conform to the current period presentation, which excludes the Company’s Del Medical Imaging subsidiary from continuing operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued ASU 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” It establishes the Codification as the sole source of authoritative U.S. GAAP.  The Codification categorizes all U.S. GAAP as either authoritative or nonauthoritative, and all guidance contained in the Codification carries on equal level of authority.

ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the provisions of ASC 105 did not have a material impact on the Company’s consolidated financial statements.  The Company has revised its references to pre-Codification GAAP in its financial statements for the quarters ended October 31, 2009 and November 1, 2008.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – DISCONTINUED OPERATIONS

On November 24, 2009, the Company consummated the sale of certain of the assets and product lines of its Del Medical Imaging Corp. wholly-owned subsidiary (“DMI”), to an affiliate of U.M.G. Inc. (“UMG or the Acquirer”).

Pursuant to the agreement, the Acquirer (i) assumed all of the Company’s and DMI’s post-closing obligations in connection with the Company’s lease of its facilities in Roselle, Illinois, (the Company remains secondarily liable on the lease obligations), (ii) accepted all of DMI’s inventory related to the DMI business on a consignment basis, (iii) hired select DMI employees, (iv) indemnified the Company for potential employee severance obligations and (v) assumed certain other liabilities of the business, including outstanding warranty obligations.

The Company’s discontinued operations loss for the first quarter of fiscal 2010 is:

	Three Months Ended	Three Months Ended
	October 31, 2009	November 1, 2008
Net sales	$3,517	$8,071
Loss from operations	$(1,263)	$(1,157)
Asset writedowns to fair value	(1,820)	-
Accrued expenses	(20)	-
Total Loss	$(3,103)	$(1,157)
Loss per share – Basic and Diluted: From operations	$(0.05)	$(0.05)
Loss on sale of operations	(0.08)	-
Loss per share – discontinued operations	$(0.13)	$(0.05)

The Company will report additional losses in subsequent periods of approximately $1.4 million related to activity to complete the business disposition, including severance, legal and corporate relocation expenses.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of October 31, 2009, finished goods represented approximately 24.5% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

	October 31, 2009	August 1, 2009
Raw materials and purchased parts	$12,431	$13,294
Work-in-process	1,928	1,929
Finished goods	4,662	5,277
	19,021	20,500
Less allowance for excess and obsolete inventories	(5,402)	(4,496)
Total inventories	$13,619	$16,004

NOTE 4 – PRODUCT WARRANTIES

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

The activity in the warranty reserve accounts in the first quarters of fiscal 2010 and 2009 is as follows:

	Three Months Ended
	October 31, 2009	November 1, 2008
Balance at beginning of period	$704	$1,077
Provision for anticipated warranty claims	18	69
Costs incurred related to warranty claims	(39)	(157)
Liability related to discontinued operations	(106)	-
Effect of foreign currency fluctuation	20	(87)
Balance at end of period	$597	$902

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive income for the fiscal 2010 and 2009 periods presented is as follows:

	Three Months Ended
	October 31, 2009	November 1, 2008
Net loss	$(3,502)	$(609)
Foreign currency translation adjustments	577	(1,740)
Comprehensive loss	$(2,925)	$(2,349)

NOTE 6 – INCOME (LOSS) PER SHARE

Common shares outstanding exclude 2,182,323 and 654,464 shares of treasury stock for the periods ended October 31, 2009 and November 1, 2008, respectively.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended
	October 31, 2009	November 1, 2008

Numerator:
Net Loss	$(3,502)	$(609)
Denominator: (shares in thousands)

Weighted average number of common shares outstanding used for basic income per share	22,718	24,243
Effect of dilutive securities	-	57

Denominator for diluted income per share	22,718	24,300
Loss per common share:
Basic	$(0.15)	$(0.03)
Diluted	$(0.15)	$(0.03)

Antidilutive securities excluded from above computations:

	Three Months Ended
	October 31, 2009	November 1, 2008

Employee stock options	2,336	1,792
Warrants	-	513

NOTE 7 – SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

Revolving lines of credit:	October 31, 2009	August 1, 2009
Domestic	$2,399	$7,400
Foreign	115	92
Total	$2,514	$7,492

Long term debt at October 31, 2009 and August 1, 2009 is summarized as follows:

	October 31, 2009	August 1, 2009
Foreign capital lease obligations	$1,883	$1,931
Foreign credit facilities	1,424	1,585
Foreign Italian government loans	370	522
Total long term debt	3,677	4,038
Less current portion of long-term bank debt	(1,729)	(1,653)
Long term debt, less current portion	$1,948	$2,385

As of October 31, 2009 and August 1, 2009, the Company had approximately $601 and $1,600 of availability under the Capital One Facility.

There are certain covenants that the Company must meet.  As of the end of the fourth quarter of fiscal 2009, the Company was non-compliant with the following covenants: the Senior U.S. Debt Ratio and Fixed Charge Coverage Ratio covenants under the Capital One Credit facility, due to lower than anticipated performance during fiscal 2009.  On October 30, Capital One Leverage Finance Corp. waived the non-compliance with these covenants for the fourth quarter of fiscal 2009 and amended future covenants through May 24, 2010, the credit facility’s maturity date.

On October 30, 2009, the Capital One Facility was amended and restated.  As restated, the Capital One Facility provides for a $3.0 million formula based revolving credit facility based on the Company’s RFI division’s eligible accounts receivable, inventory and real estate as defined in the credit agreement.  Interest on the revolving credit and capital expenditure borrowings is payable at prime plus 2.0% or alternatively, at a LIBOR rate plus 4.5%.  Other changes to the terms and conditions of the original loan agreement include the modification of covenants and the addition of monthly collateral reporting.

In addition, the Company requested and was granted consent by Capital One to relocate the chief executive office and principal place of business to the Company’s Bay Shore, New York facility.

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

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit facilities at October 31, 2009 and August 1, 2009 is $115 and $92, respectively.  Available borrowing under the credit facilities is $11,500 and variable interest rates currently range from 3.7% - 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, which were completed in April 2008.  Interest, is payable at Euribor plus 1.04 points, currently 2.308%.  The note is repayable over a 5 year term. Repayment began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at October 31, 2009 was 11.4 million Euro.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 1.7%.  The loan is repayable over a 4 year period ending in December 2010.

Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At October 31, 2009, total principal due is 0.3 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in March 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

NOTE 8 – SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended October 31, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$9,495	$2,087	-	$11,582
Cost of sales	7,568	1,439	-	9,007
Gross margin	1,927	648		2,575

Operating expenses	1,736	577	358	2,671
Operating income (loss)	$191	$71	$(358)	$(96)

For three months ended November 1, 2008	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$11,487	$2,733	$-	$14,220
Cost of sales	8,767	1,745	-	10,512
Gross margin	2,720	988	-	3,708

Operating expenses	1,898	613	265	2,776
Operating income (loss)	$822	$375	$(265)	$932

NOTE 9 – STOCK OPTION PLAN AND WARRANTS

During the first quarter of fiscal year 2010, the Company granted options to purchase 100,000 common shares under the 2007 Incentive Stock Plan at a weighted average exercise price of $0.51 per share.  The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $34. The fair values of the grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 69%, risk free interest rate of 3.2% and the assumption that no dividends will be paid.

In the first quarter of fiscal 2010 and 2009, the Company recorded $78 and $52, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first quarter of fiscal 2010 or 2009.

As of November 1, 2008, 512,500 warrants to purchase common stock were outstanding.  These warrants expired on March 28, 2009.  There were no warrant exercises during the first quarter of fiscal 2009.

NOTE 10 – CONTINGENCIES

The information set forth under Part II, Item 1 contained in the “Legal Proceedings” is incorporated herein by reference.

SUBSEQUENT EVENTS

As described in Note 2, the Company consummated the sale of its Del Medical Imaging business on November 24, 2009.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment and are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended August 1, 2009, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009 (this “Quarterly Report”) for discussions of the Company’s segments.

Effective November 24, 2009, the Company sold the Del Medical Imaging business.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Note 2 of Notes to Consolidated Financial Statements included in Part I Item 1.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  Within these policies, the Company has identified the accounting for revenue recognition, deferred tax assets and the allowance for excess and obsolete inventory as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

Deferred Income Taxes

The Company accounts for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) ASC 740, “Accounting for Income Taxes,”  whereby it recognizes deferred income tax assets and liabilities for temporary differences between financial reporting basis and income tax reporting basis and for tax credit carryforwards.

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

For fiscal year 2009 the Company recorded operating income on a consolidated basis.  The Company’s foreign tax reporting entity has historically been profitable, while its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended October 31, 2009, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at October 31, 2009 will be realized.

The Company’s primary income tax jurisdictions are in the United States and Italy.  The Company is currently not under audit in either jurisdiction.  Tax years since 2003 are open pursuant to statutes in Italy and tax years since 2004 are open pursuant to statutes in the United States.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of October 31, 2009, there were no material interest or penalty amounts to accrue.

Excess and Obsolete Inventory

The Company re-evaluates allowance for obsolete inventory once a quarter, and this allowance comprises the most significant portion of our inventory reserves.  The re-evaluation of reserves is based on a written policy, which requires at a minimum that reserves be established based on our analysis of historical actual usage on a part-by-part basis.

In addition, if management learns of specific obsolescence in addition to this minimum formula, these additional reserves will be recognized as well.  Specific obsolescence might arise due to a technological or market change, or based on cancellation of an order.  As the Company  typically does not purchase inventory substantially in advance of production requirements, we do not expect cancellation of an order to be a material risk.  However, market or technology changes can occur.

Valuation of Finished Goods Inventory

In addition, the Company uses certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of October 31, 2009, finished goods represented approximately 24.5% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used to be appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended October 31, 2009 Compared to Three Months Ended November 1, 2008

The following table summarizes key indicators of consolidated results of operations:

	Three Months Ended
(Dollars in thousands, except per share data)	Oct. 31, 2009	Nov. 1, 2008
Sales	$11,582	$14,220
Gross margin as a percentage of sales	22.2%	26.1%
Total operating expenses	2,671	2,776
Net earnings (loss) from continuing operations	(96)	932
Diluted earnings per share—continuing operations	$(0.02)	$0.02

The following table summarizes sales:

	Three Months Ended
(Dollars in thousands, except per share data)	Oct. 31, 2009	Nov. 1, 2008
Medical System Group	$9,495	$11,487
Power Conversion Group	2,087	2,733
Total	$11,582	$14,220

Consolidated net sales for the first quarter of fiscal 2010 decreased 18.6% to $11.6 million from $14.2 million in the first quarter of fiscal 2009, primarily due to decreased volume at the Medical Systems Group.  Net sales at the Medical Systems Group declined 17.3% to $9.5 million from the comparable prior year period, due to decreased international customer orders.  Sales at the Power Conversion Group during the first quarter of fiscal 2010 were $2.1 million, $0.6 million below the level of sales in the comparable prior year period.

Consolidated backlog at October 31, 2009, adjusted for discontinued operations, was $14.7 million compared to $10.6 million at August 1, 2009.

Backlog at the Medical Systems Group increased $2.7 million from August 1, 2009.  Backlog at Power Conversion Group increased $1.4 million to $5.9 million from levels at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Consolidated gross margin decreased to 22.2% of sales during the first quarter of fiscal 2010 from 26.1% of sales in the first quarter of fiscal 2009, due to the impact of lower sales volume.  Gross margin at the Medical Systems Group during the first quarter of fiscal 2010 declined to 20.3% from 23.7% in the prior year’s first quarter attributable to the reduced volume. Gross margin at Power Conversion Group decreased to 31.1% from 36.1% in the first quarter of fiscal 2009.

Total operating expenses decreased $0.1 million to $2.7 million in the first quarter of 2010 from $2.8 million in the same period one year ago.

The operating loss from continuing operations for the first quarter of fiscal 2010 was $0.1 million compared to operating income of $0.9 million in the comparable prior year period.  Operating income at the Medical Systems Group was $0.2 million compared to operating income of $0.8 million in the first quarter of fiscal 2009 due to reduced volume. The Power Conversion Group generated operating income of $0.1 million, compared to operating income of $0.4 million in the comparable prior year period.  Unallocated corporate expenses for the first quarter of fiscal 2010 totaled $0.4 million as compared to $0.3 million in the comparable prior year period.

The discontinued operations loss of $3.1 million in the first quarter of fiscal 2010 reflects a $1.3 million loss from operations on sales of $3.5 million and $1.8 million from the write-down of assets to net realizable value.  The discontinued operations in the first quarter of fiscal 2009 incurred a loss from operations of $1.2 million on sales of $8.1 million.

The net loss in the first quarter of fiscal 2010 was $3.5 million, or $0.15 per basic and diluted share, compared to net loss of $0.6 million, or $0.03 per basic and diluted share in the comparable prior year period.  For the first quarter of fiscal 2010, there were approximately 22.7 million weighted average  diluted common shares  outstanding (“shares outstanding”) as compared to 24.3 million diluted shares outstanding in the first quarter of fiscal 2009.  The decrease in diluted shares outstanding was due to the impact of share repurchase program during the second quarter of fiscal 2009.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company funds it’s investing and working capital needs through a combination of cash flow from operations, short-term credit facilities and the proceeds of the Rights Offering described below.

Working Capital — At October 31, 2009 and August 1, 2009, our working capital was approximately $19.2 million and $22.1 million, respectively.  The decrease in working capital for the first three months of fiscal 2010 related primarily to a decrease in revolving loan balance.

At October 31, 2009 and August 1, 2009, the Company had approximately $4.7 million and $8.0 million, respectively, in cash and cash equivalents.  This decrease is primarily due to repayment of the revolving loan balance.  As of October 31, 2009, we had approximately $0.6 million of excess borrowing availability under our domestic revolving credit facility compared to $1.6 million at August 1, 2009.

In addition, as of October 31, 2009 and August 1, 2009, our Villa subsidiary had $11.5 million of excess borrowing availability under its various short-term credit facilities.

Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

The following is a summary of the Company’s cash flows:	Three Months Ended
(Dollars in thousands, except per share data)	Oct. 31, 2009	Nov. 1, 2008
Net cash provided by operating activities	2,369	2,809
Net cash used in investing activities	(196)	(98)
Net cash used in financing activities	(5,477)	(506)
Effect of exchange rate changes on cash	70	(450)
Net increase/(decrease) in cash and cash equivalents	(3,234)	1,755
Cash and cash equivalents at beginning of year	7,983	7,828
Cash and cash equivalents at end of period	$4,749	$9,583

Cash Flows from Operating Activities – For the three months ended October 31, 2009, the Company generated approximately $2.4 million of cash from operations, compared to $2.8 million in the comparable prior fiscal year period.

Cash Flows from Investing Activities — The Company made $0.2 million of facility improvements and capital equipment expenditures for the three months ended October 31, 2009, which was comparable to the facility improvements and capital equipment expenditures for the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the three-month period ended October 31, 2009 the Company repaid a total of approximately $5.5 million of indebtedness on our revolving loan agreement, as well as on our Italian borrowings, as compared to $0.5 million in the comparable prior fiscal year period.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended August 1, 2009, have not changed materially at October 31, 2009.  The Company has a revolving credit facility with Capital One Leverage Finance Corp. as well as short-term credit facilities and long-term debt, including a capital lease obligation at the Company’s Villa subsidiary located in Italy.  The terms of these facilities are more fully described in Note 7 of the “Notes to Consolidated Financial Statements” and  incorporated herein by reference.

On October 30, 2009, the Capital One Facility was amended and restated.  As restated, the Capital One Facility provides for a $3.0 million formula based revolving credit facility based on the Company’s RFI division’s eligible accounts receivable, inventory and real estate as defined in the credit agreement.

As of October 31, 2009 the Company had $2,399 and $115 in borrowings under its domestic and foreign short-term credit facilities, respectively.  As of October 31, 2009, the Company had $0.6 of availability under the domestic credit facility and $11.5 million of excess borrowing availability under its Italian bank credit facilities.

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

Contingencies

A description of our contingencies is set forth above under Note 10 contained in the “Notes to Consolidated Financial Statements” is incorporated herein by reference.  Potential settlements required under legal proceedings could have an adverse impact on financial condition and liquidity.

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

The Company does not hold market risk sensitive instruments for trading purposes.  The Company, however, recognizes market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 1, 2009.

Item 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including John J. Quicke, President and Chief Executive Officer, and Mark A. Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

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

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

RFI – On May 24, 2007, the Company’s Power Conversion subsidiary, RFI Corporation (“RFI”), was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore NY offices in connection with U.S. Department of Defense contracts.

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

APERGIS - On April 28, 2008, George Apergis (“Apergis”), the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  On December 3, 2009 the EEOC issued a Dismissal and Notice of Rights.  The EEOC made no finding as to the merits of the claim.  Apergis has ninety (90) days from the date he receives the notice to file a claim in federal court.  RFI intends to defend vigorously against Apergis.

OTHER – From time to time the Company is a defendant in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

Item 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended August 1, 2009 have not materially changed.

Item 6.	EXHIBITS

Exhibits

31.1*	Certification of the Principal Executive Officer, John J. Quicke, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, Mark A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer, John J. Quicke, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer, Mark A. Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.

/s/ John J. Quicke
John J. Quicke
President and Chief Executive Officer

/s/ Mark A. Zorko
Mark A. Zorko
Chief Financial Officer

Dated:  December 14, 2009