Form 10-Q
period 2010-01-30
DEL GLOBAL TECHNOLOGIES CORP
filed 2010-03-15
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares of Registrant’s common stock outstanding as of March 2, 2010 was 22,718,306.

 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
NET SALES	$18,058	$15,681	$29,640	$29,901
COST OF SALES	13,212	11,288	22,219	21,800
GROSS MARGIN	4,846	4,393	7,421	8,101

Selling, general and administrative	2,347	2,405	4,575	4,692
Research and development	532	507	975	996
Litigation settlement	-	2,500	-	2,500
Total operating expenses	2,879	5,412	5,550	8,188
OPERATING INCOME (LOSS)	1,967	(1,019)	1,871	(87)

Interest expense, net of interest income of $1 and $1 for the three and six months ended in 2010 and $19 and $45 for the three and six months ended in 2009	(195)	(46)	(349)	(101)
Other expense	(22)	(135)	(45)	(68)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,750	(1,200)	1,477	(256)
Income tax provision	577	550	703	946
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,173	(1,750)	774	(1,202)
Income (loss) from discontinued operations	28	(50)	(3,075)	(1,207)
NET INCOME (LOSS)	$1,201	$(1,800)	$(2,301)	$(2,409)

NET INCOME (LOSS) PER BASIC SHARE:
Income (loss) from continuing operations	$0.05	$(0.08)	$0.04	$(0.05)
Income (loss) from discontinued operations	-	-	(0.14)	(0.05)
Net income (loss)	$0.05	$(0.08)	$(0.10)	$(0.10)
Weighted average shares outstanding	22,718,306	23,459,991	22,718,306	23,853,078

NET INCOME (LOSS) PER DILUTED SHARE:
Income (loss) from continuing operations	$0.05	$(0.08)	$0.04	$(0.05)
Income (loss) from discontinued operations	-	-	(0.14)	(0.05)
Net income (loss)	$0.05	$(0.08)	$(0.10)	$(0.10)
Weighted average shares outstanding	22,718,306	23,459,991	22,718,306	23,853,078

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 30, 2010	August 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,937	$7,983
Trade receivables, net of allowance for doubtful accounts of $1,598 and $1,648 at January 30, 2010 and August 1, 2009, respectively	17,355	18,043
Inventories, net of allowance for excess and obsolete of $4,758 and $4,496 at January 30, 2010 and August 1, 2009, respectively	10,876	16,004
Prepaid expenses and other current assets	1,814	1,719
Total current assets	35,982	43,749

NON-CURRENT ASSETS:
Property, plant and equipment, net	5,781	6,305
Deferred income taxes	589	611
Goodwill	4,526	4,526
Other assets	26	71
Total non-current assets	10,922	11,513
TOTAL ASSETS	$46,904	$55,262

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving loan	$78	$7,492
Current portion of long-term debt	1,707	1,653
Accounts payable – trade	9,250	7,304
Accrued expenses	5,142	5,239
Total current liabilities	16,177	21,688

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	1,577	2,385
Other long-term liabilities	2,418	2,561
Total non-current liabilities	3,995	4,946
TOTAL LIABILITIES	20,172	26,634

SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 50,000,000, issued 24,900,629 at January 30, 2010 and August 1, 2009	2,490	2,490
Additional paid-in capital	80,863	80,739
Treasury shares – 2,182,323 shares at cost at January 30, 2010 and August 1, 2009	(7,176)	(7,176)
Accumulated other comprehensive income	2,346	2,065
Accumulated deficit	(51,791)	(49,490)
TOTAL SHAREHOLDERS’ EQUITY	26,732	28,628
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,904	$55,262

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	January 30, 2010	January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,301)	$(2,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	542	550
Deferred income tax provision	35	34
Stock based compensation expense	125	168
Write-down of assets and additional accruals for discontinued operations	1,549	-
Changes in operating assets and liabilities:
Trade receivables	674	2,629
Inventories	5,046	(1,481)
Prepaid expenses and other current assets	(85)	74
Other assets	45	23
Accounts payable – trade	1,900	4,462
Accrued expenses	(772)	1,545
Other long-term liabilities	(184)	(346)
Net cash provided by operating activities	6,574	5,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(316)	(310)
Net cash used in investing activities	(316)	(310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving loan	(7,416)	-
Repayment of long-term debt	(839)	(791)
Purchase of treasury shares	-	(1,561)
Net cash used in financing activities	(8,255)	(2,352)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(49)	(731)
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE PERIOD	(2,046)	1,856
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,983	7,828
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,937	$9,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$349	$69
Taxes	499	947

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1—BASIS OF PRESENTATION

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued ASU 2009-1, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  It establishes the Codification as the sole source of authoritative U.S. GAAP.  The Codification categorizes all U.S. GAAP as either authoritative or nonauthoritative, and all guidance contained in the Codification carries an equal level of authority.

ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the provisions of ASC 105 did not have a material impact on the Company’s consolidated financial statements.  The Company has revised its references to pre-Codification GAAP in its financial statements for the quarters and six months ended January 31, 2010 and January 30, 2009.

Other accounting standards have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 — DISCONTINUED OPERATIONS

On November 24, 2009, the Company consummated the sale of certain of the assets and product lines of its Del Medical Imaging Corp. wholly-owned subsidiary (“DMI”), to an affiliate of U.M.G. Inc. (“UMG” or the “Acquirer”).

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

The $28 of net income from discontinued operations during the second quarter of fiscal 2010 related to a $0.3 million loss from operations, offset by a $0.3 million net gain related to receivable collection, inventory disposition and severance.

The Company’s discontinued operations income (loss) for the second quarter and first six months of fiscal 2010 is:

	Three Months Ended		Six Months Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Net sales	$1,911	$9,054	$5,428	$17,125
Loss from operations	$(263)	$(50)	$(1,526)	$(1,207)
Asset realization (writedown) to net realizable value	291	-	(1,549)	-
Total net income (loss) from discontinued operations	$28	$(50)	$(3,075)	$(1,207)

Income (loss) per share – Basic and Diluted
Income (loss) from operations	$(0.01)	$-	$(0.07)	$(0.05)
Income (loss) on sale of operations, asset writedowns and accrued expenses	0.01	-	(0.07)	-
Income (loss) per share—discontinued operations	$-	$-	$(0.14)	$(0.05)

NOTE 3 — INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods. For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of January 30, 2010, finished goods represented approximately 25.2% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

Inventories at January 30, 2010 and August 1, 2009 are as follows:

	January 30, 2010	August 1, 2009
Raw materials and purchased parts	$9,640	$13,294
Work-in-process	2,056	1,929
Finished goods	3,938	5,277
	15,634	20,500
Less: allowance for excess and obsolete inventories	(4,758)	(4,496)
Total inventories	$10,876	$16,004

NOTE 4 — PRODUCT WARRANTIES

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

The activity in the warranty reserve accounts in the first three and six months of fiscal 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Balance at beginning of period	$597	$902	$704	$1,077
Provision for anticipated warranty claims	18	17	36	86
Costs incurred related to warranty claims	(34)	(145)	(73)	(302)
Liability related to discontinued operations	9	-	(97)	-
Effect of foreign currency fluctuations	(19)	64	1	(23)
Balance at end of period	$571	$838	$571	$838

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

NOTE 5 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive income for the fiscal 2010 and 2009 periods presented was as follows:

	Three Months Ended		Six Months Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Net income (loss)	$1,201	$(1,800)	$(2,301)	$(2,409)
Foreign currency translation adjustments	(295)	(698)	281	(2,438)
Comprehensive income (loss)	$906	$(2,498)	$(2,020)	$(4,847)

NOTE 6 — INCOME (LOSS) PER SHARE

Common shares outstanding exclude 2,182,323 shares of treasury stock for the periods ended January 30, 2010 and January 31, 2009, respectively.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Six Months Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Numerator:
Net income (loss)	$1,201	$(1,800)	$(2,301)	$(2,409)
Denominator (shares in thousands):
Weighted average number of common shares outstanding used for basic income per share	22,718	23,460	22,718	23,853
Effect of dilutive securities	-	-	-	-
Denominator for diluted income per share	22,718	22,460	22,718	22,853

Income (loss) per common share:
Basic	$0.05	$(0.08)	$(0.10)	$(0.10)
Diluted	$0.05	$(0.08)	$(0.10)	$(0.10)

Antidilutive securities are excluded from the computations above (shares in thousands):

	Three Months Ended		Six Months Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Employee stock options	2,558	2,223	2,558	1,984
Warrants	-	513	-	513

NOTE 7 — SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

Revolving lines of credit

	January 30, 2010	August 1, 2009
Domestic	$-	$7,400
Foreign	78	92
	$78	$7,492

Long-term debt at January 30, 2010 and August 1, 2009 is summarized as follows:

	January 30, 2010	August 1, 2009
Foreign capital lease obligations	$1,735	$1,931
Foreign credit facilities	1,187	1,585
Foreign Italian government loans	362	522
Total long-term debt	3,284	4,038
Less current portion of long-term debt	(1,707)	(1,653)
Long term debt, less current portion	$1,577	$2,385

On January 12, 2010, the Company terminated the Capital One Credit Facility.  As of August 1, 2009, the Company had approximately $1,600 of availability under the Capital One Facility.

Management believes funds generated from operations, together with current cash and cash equivalents, are adequate to sustain operations, including anticipated capital expenditures. Additionally, management believes that if additional U.S. financing is needed, the Company will be able to obtain new asset based financing for its U.S. subsidiary, secure a mortgage on the building owned by the U.S. subsidiary or dividend necessary funds from the foreign subsidiary.

The Company’s Villa subsidiary maintains short-term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit faculties at January 30, 2010 and August 1, 2009, is $78 and $92, respectively.  Available borrowing under the short-term credit facilities is $11,500 and variable interest rates currently range from 3.7% to 14.25%.

In October 2006, Villa entered into a 1,000 Euro loan for financing of R&D projects, which were completed in April 2008.  Interest is payable at Euribor plus 1.04 points, currently 1.755%.  The note is repayable over a 5-year term. Repayment began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at January 30, 2010 was 12.0 million Euros.

In December 2006, Villa entered into a 1,000 Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 1.656%.  The loan is repayable over a 4 year period ending in December 2010.

Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At January 30, 2010, total principal due is 0.4 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in March 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

NOTE 8 — SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For the three months ended January 30, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Net sales to external customers	$14,949	$3,109	$-	$18,058
Cost of sales	11,265	1,947	-	13,212
Gross margin	3,684	1,162	-	4,846

Operating expenses	2,052	664	163	2,879
Operating income (loss)	$1,632	$498	$(163)	$1,967

For the three months ended January 31, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net sales to external customers	$12,495	$3,186	$-	$15,681
Cost of sales	9,313	1,975	-	11,288
Gross margin	3,182	1,211	-	4,393

Operating expenses	1,974	632	2,806	5,412
Operating income (loss)	$1,208	$579	$(2,806)	$(1,019)

For the six months ended January 30, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Net sales to external customers	$24,444	$5,196	$-	$29,640
Cost of sales	18,833	3,386	-	22,219
Gross margin	5,611	1,810	-	7,421

Operating expenses	3,788	1,241	521	5,550
Operating income (loss)	$1,823	$569	$(521)	$1,871

For the six months ended January 31, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net sales to external customers	$23,982	$5,919	$-	$29,901
Cost of sales	18,080	3,720	-	21,800
Gross margin	5,902	2,199	-	8,101

Operating expenses	3,872	1,245	3,071	8,188
Operating income (loss)	$2,030	$954	$(3,071)	$(87)

NOTE 9 — STOCK OPTION PLAN AND WARRANTS

During the first quarter of fiscal year 2010, the Company granted options to purchase 100,000 common shares under the 2007 Incentive Stock Plan at an exercise price of $0.51 per share. The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $34. During the second quarter of fiscal year 2010, the Company granted options to purchase 310,000 common shares under the 2007 Incentive Stock Plan at an exercise price of $0.65 per share.  The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $133.    The fair values of these grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 66% to 69%, risk free interest rate of 3.2% to 3.5% and the assumption that no dividends will be paid.

In the second quarter of fiscal 2010 and 2009, the Company recorded $47 and $115, respectively, of compensation expense related to stock options.  In the six months ended January 30, 2010 and January 31, 2009, the Company recorded $125 and $168, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first six months of fiscal 2009.

As of January 31, 2009, 512,500 warrants to purchase common stock were outstanding. The warrants expired on March 28, 2009.

NOTE 10 — CONTINGENCIES

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

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2010 (this “Quarterly Report”) for discussions of the Company’s segments.

On November 24, 2009, the Company sold the Del Medical Imaging business.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Notes to Consolidated Financial Statements included in Part I Item 1.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  Within these policies, the Company has identified the accounting for revenue recognition, deferred tax assets and the allowance for excess and obsolete inventory as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.  Management believes that judgment and estimates related to these critical accounting policies could materially affect the consolidated financial statements.  There were no changes to these critical accounting policies during the second quarter or first six months of fiscal year 2010.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months and Six Months Ended January 30, 2010 Compared to Three Months and Six Months Ended January 31, 2009

The following table summarizes key indicators of consolidated results of operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Sales	$18,058	$15,681	$29,640	$29,901
Gross margin as a percentage of sales	26.8%	28.0%	25.0%	27.1%
Total operating expenses	2,879	5,412	5,550	8,188
Net income (loss) from continuing operations	1,173	(1,750)	774	(1,202)
Diluted earnings (loss) per share from continuing operations	0.05	(0.08)	0.04	(0.05)

Sales:

The following table summarizes sales by business:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Medical Systems Group	$14,949	$12,495	$24,444	$23,982
Power Conversion Group	3,109	3,186	5,196	5,919
Total	$18,058	$15,681	$29,640	$29,901

Consolidated net sales for the second quarter of fiscal 2010 increased 15.1% to $18.1 million from fiscal 2009 second quarter net sales of $15.7 million, primarily due to increased volume at the Medical Systems Group.  Net sales at the Medical Systems Group increased 19.6% to $14.9 million from the comparable prior year period, due to increased international customer orders.  Sales at the Power Conversion Group during the second quarter of fiscal 2010 were $3.1 million, comparable to sales in the prior year period.

Consolidated net sales of $29.6 million for the first six months of fiscal 2010 reflect a slight decrease from fiscal 2009 net sales of $29.9 million, due to decreased sales in our Power Conversion Group.  Sales at the Medical Systems Group for the first six months of fiscal 2010 of $24.4 million reflect an increase of $0.5 million or 1.9 % from the prior year’s first six months.  The Power Conversion Group’s sales for the first six months of fiscal 2010 of $5.2 million were approximately $0.7 million less than prior year’s sales due to weaker shipments in the current period.

Backlog of $6.1 million at the Medical Systems Group was approximately the same as of August 1, 2009, while backlog at Power Conversion Group increased $1.7 million to $6.2 million from levels at the beginning of the fiscal year attributable to the booking of new business opportunities.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Consolidated gross margin decreased to 26.8% of sales for the second quarter of fiscal 2010 from 28.0% of sales in the second quarter of fiscal 2009.  Gross margin at the Medical Systems Group during the second quarter of fiscal 2010 declined to 24.6% from 25.5% in the prior year’s second quarter and the gross margin at Power Conversion Group decreased to 37.4% from 38.0% in the second quarter of fiscal 2009 reflecting changes in the product mix for the period.

Consolidated gross margin decreased to 25.0% of sales for the first six months of fiscal 2010 from 27.1% of sales in the first six months of fiscal 2009.  Gross margin at the Medical Systems Group during the first six months of fiscal 2010 declined to 23.0% from 24.6% in the prior year’s first six months. Gross margin at the Power Conversion Group decreased to 34.8% from 37.2% in the first six months of fiscal 2009. Margin changes for both businesses were  attributable to the product mix for the period.

Total operating expenses decreased $2.5 million to $2.9 million in the second quarter of fiscal 2009 from $5.4 million for the same period in the prior year.

The following table summarizes the key change in operating expenses for the three months ended January 30, 2010 from prior second quarter ended January 31, 2009 presented (in millions):

	Three Months Ended January 30, 2010	Six Months Ended January 30, 2010
	Amount (in millions)	Amount (in millions)
Selling, general and administrative	$(0.1)	$(0.1)
Litigation settlement costs	(2.5)	(2.5)
Change in total operating expenses	$(2.5)	$(2.6)

Operating income for the second quarter of fiscal 2010 was $2.0 million compared to an operating loss of $1.0 million in the comparable prior year period.  Operating income at the Medical Systems Group was $1.6 million compared to $1.2 million in the second quarter of fiscal 2009.  The Power Conversion Group generated operating income of $0.5 million, compared to operating income of $0.6 million in the comparable prior year period.  Unallocated corporate expenses for the second quarter of fiscal 2010 totaled $0.2 million as compared to $2.8 million in the comparable prior year period.  The prior year unallocated corporate expense included $2.5 million of litigation settlement costs.

Operating income for the first six months of fiscal 2010 was $1.9 million compared to an operating loss of $0.1 million in the comparable prior year period.  Operating income at the Medical Systems Group was $1.8 million compared to operating income of $2.0 million in the first six months of fiscal 2009. The Power Conversion Group generated operating income of $0.6 million, compared to operating income of $1.0 million in the comparable prior year period. Both businesses experienced weakness in the first quarter shipments. Unallocated corporate expenses for the first six months of fiscal 2010 totaled $0.5 million as compared to $3.1 million in the comparable prior year period.  The prior year unallocated corporate expenses included $2.5 million of litigation settlement costs.

The discontinued operations broke even in the second quarter of fiscal 2010 reflecting a $263 loss from operations, offset by a $291 net gain related to receivable collection, inventory disposition and severance. The discontinued operations in the second quarter of fiscal 2009 had net loss from operations of $0.1 million on sales of $9.1 million.

The discontinued operations loss of $3.1 million in the first six months of fiscal 2010 reflects a $1.5 million loss from operations on sales of $5.4 million, and $1.5 million from the write-down of assets to net realizable value and severance.  The discontinued operations in the first six months of fiscal 2009 had a net loss of $1.2 million on sales of $17.1 million.  The prior year loss includes $1.2 million for litigation settlement.

Net income in the second quarter of fiscal 2010 was $1.2 million, or $0.05 per basic share, compared to a net loss of $1.8 million, or $0.08 per basic share in the comparable prior year period.  For the second quarter of fiscal 2010, there were approximately 22.7 million weighted average diluted common shares outstanding (“shares outstanding”) compared to 23.5 million shares diluted common shares outstanding in the second quarter of fiscal 2009.

The Company recorded a net loss of $2.3 million or $0.10 per basic share in the first six months of fiscal 2010, compared to net loss of $2.4 million or $0.10 per basic share in the first six months of the prior fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company funds its investing and working capital needs through a combination of cash flow from operations and short-term credit facilities as described below:

Working Capital — At January 30, 2010 and August 1, 2009, our working capital was approximately $19.8 million and $22.1 million, respectively.  The decrease in working capital for the first six months of fiscal 2010 related primarily to a decrease in inventory.

At January 30, 2010 and August 1, 2009, the Company had approximately $5.9 million and $8.0 million, respectively, in cash and cash equivalents.  This decrease is primarily due to repayment of the revolving loan balance in connection with the termination of our Capital One Credit Facility on January 12, 2010.  The Company had approximately $1.6 million of excess borrowing availability under its domestic revolving credit facility at August 1, 2009.

In addition, as of January 30, 2010, and August 1, 2009, our Villa subsidiary has $11.5 million of excess borrowing availability under its various short-term credit facilities.

Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

(Dollars in thousands)	Six Months Ended
	January 30, 2010	January 31, 2009
Net cash provided by operating activities	$6,574	$5,249
Net cash used in investing activities	(316)	(310)
Net cash used in financing activities	(8,255)	(2,352)
Effect of exchange rate changes on cash	(49)	(731)
Net increase (decrease) in cash and cash equivalents	(2,046)	1,856
Cash and cash equivalents at beginning of year	7,983	7,828
Cash and cash equivalents at end of period	$5,937	$9,684

Cash Flows from Operating Activities — For the six months ended January 30, 2010, the Company provided approximately $6.6 million from operations compared to cash provided from operations of $5.2 million in the comparable prior fiscal year period related to winding down the discontinued operation.

Cash Flows from Investing Activities — The Company made $0.3 million of facility improvements and capital equipment expenditures for the six months ended January 30, 2010, which was approximately the same as for the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the six-month period ended January 30, 2010, the Company repaid a total of approximately $8.3 million of indebtedness on our revolving loan agreement, as well as on our Italian borrowings, as compared to $0.8 million in the comparable prior fiscal year period. In addition, the Company used $1.6 million to repurchase its common stock in the second quarter of fiscal 2009.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended August 1, 2009, have not changed materially at January 30, 2010.  On January 12, 2010, the Company terminated its Capital One Credit Facility, which was due to expire in May 2010.  The Company has short-term credit facilities and long-term debt, including a capital lease obligation at the Company’s Villa subsidiary located in Italy.  The terms of these facilities are more fully described in Notes to Consolidated Financial Statements and incorporated herein by reference.

As of January 30, 2010, the Company had $0.1 million in borrowings under its foreign short-term credit facilities.  As of January 30, 2010, the Company had $11.5 million of excess borrowing availability under its Italian bank credit facilities.

Management believes that funds generated from operations, together with current cash and cash equivalents, will be adequate to sustain our operations, including anticipated capital expenditures, through January 30, 2011.  Additionally, management believes that they will be able to obtain new asset based financing on the remaining U.S. subsidiary, secure a mortgage on the building owned by the U.S. subsidiary or dividend necessary funds from the foreign subsidiary.

Contingencies

A description of our contingencies is set forth in Part II, Item One “Legal Proceedings” and is incorporated herein by reference.  Potential settlements required under legal proceedings could have an adverse impact on financial condition and liquidity.

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this Quarterly Report relates that have been materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

RFI -- On May 24, 2007, the Company’s Power Conversion subsidiary, RFI Corporation (“RFI”), was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore, NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government, as well as to its commercial customers.

APERGIS -- On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  On December 3, 2009, the EEOC issued a Dismissal and Notice of Rights.  The EEOC made no finding as to the merits of the claim. The Company and Mr. Apergis reached a settlement on March 1, 2010 for $150.

OTHER -- The Company is a defendant in several other legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.  Management believes the Company has meritorious defenses to such actions and that the outcomes will not be material to the Company’s consolidated financial statements.

Item 5.    OTHER INFORMATION

At the Company’s Annual Meeting of Shareholders held on January 8, 2010 (the “Annual Meeting”), the Company’s shareholders reelected six (6) members of the board of directors of the Company (T. Scott Avila, Gerald M. Czarnecki, James Henderson, General Merrill A. McPeak, John J. Quicke and James A. Risher).  The votes case for all nominees were as follows:

Nominees	In Favor	Withheld
T. Scott Avila	10,992,125	122,414
Gerald M. Czarnecki	10,992,125	122,414
James R. Henderson	9,533,385	1,581,154
General Merrill A. McPeak	10,992,125	122,414
John J. Quicke	9,985,981	1,128,558
James A. Risher	9,353,604	1,760,935

The votes cast for, against and abstain to ratify the appointment of BDO Seidman, LLP as our independent registered public accountants for the fiscal year ending July 31, 2010 were as follows:

For	Against	Abstain
20,337,596	23,999	7,303

Item 6.   EXHIBITS

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

DEL GLOBAL TECHNOLOGIES CORP.

/s/ John J. Quicke
John J. Quicke
Principal Executive Officer

/s/ Mark A. Zorko
Mark A. Zorko
Principal Financial Officer

Dated:  March 12, 2010