Form 10-Q
period 2010-05-01
DEL GLOBAL TECHNOLOGIES CORP
filed 2010-06-09
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

The number of shares of Registrant’s common stock outstanding as of June 7, 2010 was 22,718,306.

 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION
Item 1      FINANCIAL STATEMENTS

 DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
NET SALES	$13,150	$11,815	$42,790	$41,717
COST OF SALES	10,059	9,345	32,278	31,147
GROSS MARGIN	3,091	2,470	10,512	10,570

Selling, general and administrative	2,202	1,705	6,777	6,396
Research and development	592	457	1,567	1,453
Litigation settlement	-	36	-	2,536
Total operating expenses	2,794	2,198	8,344	10,385
OPERATING INCOME	297	272	2,168	185

Interest expense, net of interest income of $23 and $34 for the three and nine months ended in 2010 and $20 and $238 for the three and nine months ended in 2009	(45)	(92)	(394)	(192)
Other income	121	167	76	98
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	373	347	1,850	91
Income tax provision	62	131	765	964
INCOME (LOSS) FROM CONTINUING OPERATIONS	311	216	1,085	(873)
Loss from discontinued operations	(15)	(1,031)	(3,090)	(2,351)
NET INCOME (LOSS)	$296	$(815)	$(2,005)	$(3,224)

NET INCOME (LOSS) PER BASIC SHARE:
Income (loss) from continuing operations	$0.01	$0.01	$0.05	$(0.04)
Loss from discontinued operations	-	(0.05)	(0.14)	(0.10)
Net income (loss)	$0.01	$(0.04)	$(0.09)	$(0.14)
Weighted average shares outstanding	22,718,306	22,718,306	22,718,306	23,474,821

NET INCOME (LOSS) PER DILUTED SHARE:
Income (loss) from continuing operations	$0.01	$0.01	$0.05	$(0.04)
Loss from discontinued operations	-	(0.05)	(0.14)	(0.10)
Net income (loss)	$0.01	$(0.04)	$(0.09)	$(0.14)
Weighted average shares outstanding	22,735,294	22,718,306	22,718,306	23,474,821

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	May 1, 2010	August 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,371	$7,983
Trade receivables, net of allowance for doubtful accounts of $1,533 and $1,648 at May 1, 2010 and August 1, 2009, respectively	13,619	18,043
Inventories, net of allowance for excess and obsolete of $4,642 and $4,496 at May 1, 2010 and August 1, 2009, respectively	10,398	16,004
Prepaid expenses and other current assets	1,280	1,719
Total current assets	30,668	43,749

NON-CURRENT ASSETS:
Property, plant and equipment, net	5,441	6,305
Deferred income taxes	583	611
Goodwill	4,526	4,526
Other assets	24	71
Total non-current assets	10,574	11,513
TOTAL ASSETS	$41,242	$55,262

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving loan	$74	$7,492
Current portion of long-term debt	1,430	1,653
Accounts payable – trade	6,236	7,304
Accrued expenses	4,246	5,239
Total current liabilities	11,986	21,688

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	1,156	2,385
Other long-term liabilities	2,102	2,561
Total non-current liabilities	3,258	4,946
TOTAL LIABILITIES	15,244	26,634

SHAREHOLDERS’ EQUITY:
Common stock, $0.10 par value; authorized 50,000,000, issued 24,900,629 at May 1, 2010 and August 1, 2009	2,490	2,490
Additional paid-in capital	80,942	80,739
Treasury shares – 2,182,323 shares at cost at May 1, 2010 and August 1, 2009	(7,176)	(7,176)
Accumulated other comprehensive income	1,237	2,065
Accumulated deficit	(51,495)	(49,490)
TOTAL SHAREHOLDERS’ EQUITY	25,998	28,628
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,242	$55,262

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	May 1, 2010	May 2, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,005)	$(3,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	797	818
Deferred income tax provision	-	33
Stock based compensation expense	204	254
Write-down of assets and additional accruals for discontinued operations	1,555	-
Changes in operating assets and liabilities:
Trade receivables	3,614	5,326
Inventories	4,917	(851)
Prepaid expenses and other current assets	370	152
Other assets	45	24
Accounts payable – trade	(761)	(2,656)
Accrued expenses	(1,450)	(1,860)
Payment of accrued litigation settlement costs	-	(60)
Other long-term liabilities	(354)	(420)
Net cash provided by (used in) operating activities	6,932	(2,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(495)	(425)
Net cash used in investing activities	(495)	(425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of short-term credit facilities	-	2,629
Repayment of revolving loan	(7,414)	-
Repayment of long-term debt	(1,342)	(1,255)
Purchase of treasury shares	-	(1,561)
Net cash used in financing activities	(8,756)	(187)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(293)	(747)
CASH AND CASH EQUIVALENTS DECREASE FOR THE PERIOD	(2,612)	(3,823)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,983	7,828
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,371	$4,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$394	$213
Taxes	457	1,095

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-1, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  It establishes the Codification as the sole source of authoritative U.S. GAAP.  The Codification categorizes all U.S. GAAP as either authoritative or nonauthoritative, and all guidance contained in the Codification carries an equal level of authority.

ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the provisions of ASC 105 did not have a material impact on the Company’s consolidated financial statements.  The Company has revised its references to pre-Codification GAAP in its financial statements for the quarters and nine months ended May 1, 2010 and May 2, 2009.

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

There was a $15 loss from discontinued operations during the third quarter of fiscal 2010.

The Company’s discontinued operations loss for the third quarter and first nine months of fiscal 2010 is:

	Three Months Ended		Nine Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Net sales	$-	$5,289	$5,428	$22,414
Loss from operations	$(15)	$(1,031)	$(1,541)	$(2,351)
Asset writedown to net realizable value	-	-	(1,549)	-
Total loss from discontinued operations	$(15)	$(1,031)	$(3,090)	$(2,351)

Loss per share – Basic and Diluted
Loss from operations	$-	$(0.05)	$(0.07)	$(0.10)
Loss on sale of operations, asset writedowns and accrued expenses	-	-	(0.07)	-
Loss per share—discontinued operations	$-	$(0.05)	$(0.14)	$(0.10)

NOTE 3 — INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods. For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of May 1, 2010, finished goods represented approximately 24.0% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used to be appropriate and are consistently applied.

Inventories at May 1, 2010 and August 1, 2009 are as follows:

	May 1, 2010	August 1, 2009
Raw materials and purchased parts	$9,521	$13,294
Work-in-process	1,903	1,929
Finished goods	3,616	5,277
	15,040	20,500
Less: allowance for excess and obsolete inventories	(4,642)	(4,496)
Total inventories	$10,398	$16,004

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

The activity in the warranty reserve accounts in the first three and nine months of fiscal 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Balance at beginning of period	$571	$838	$704	$1,077
Provision for anticipated warranty claims	170	35	206	121
Costs incurred related to warranty claims	(31)	(66)	(104)	(368)
Liability related to discontinued operations	-	-	(97)	-
Effect of foreign currency fluctuations	-	(31)	1	(54)
Balance at end of period	$710	$776	$710	$776

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive loss for the fiscal 2010 and 2009 periods presented was as follows:

	Three Months Ended		Nine Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Net income (loss)	$296	$(815)	$(2,005)	$(3,224)
Foreign currency translation adjustments	(1,109)	(684)	(828)	(3,122)
Comprehensive loss	$(813)	$(1,499)	$(2,833)	$(6,346)

NOTE 6 — INCOME (LOSS) PER SHARE

Common shares outstanding exclude 2,182,323 shares of treasury stock for the periods ended May 1, 2010 and May 2, 2009, respectively.  The computation of dilutive securities includes the assumed conversion of warrants and director/employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Nine Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Numerator:
Net income (loss)	$296	$(815)	$(2,005)	$(3,224)
Denominator (shares in thousands):
Weighted average number of common shares outstanding used for basic income per share	22,718	22,718	22,718	23,475
Effect of dilutive securities	17	-	-	-
Denominator for diluted income per share	22,735	22,718	22,718	23,475

Income (loss) per common share:
Basic	$0.01	$(0.04)	$(0.09)	$(0.14)
Diluted	$0.01	$(0.04)	$(0.09)	$(0.14)

Antidilutive securities excluded from above computations (shares in thousands):

	Three Months Ended		Nine Months Ended
	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Director/employee stock options	2,433	2,248	2,558	2,248
Warrants	-	315	-	447

NOTE 7 — SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

Revolving lines of credit

	May 1, 2010	August 1, 2009
Domestic	$-	$7,400
Foreign	74	92
	$74	$7,492

Long-term debt at May 1, 2010 and August 1, 2009 is summarized as follows:

	May 1, 2010	August 1, 2009
Foreign capital lease obligations	$1,512	$1,931
Foreign credit facilities	911	1,585
Foreign Italian government loans	163	522
Total long-term debt	2,586	4,038
Less current portion of long-term debt	(1,430)	(1,653)
Long term debt, less current portion	$1,156	$2,385

On January 12, 2010, the Company terminated its credit facility with Capital One.  As of August 1, 2009, the Company had approximately $1,600 of availability under the Capital One Facility.

Management believes that funds generated from operations, together with current cash and cash equivalents, will be  adequate to sustain its operations, including anticipated capital expenditures for the next 12 months. Additionally, management believes that if additional U.S. financing is needed, the Company will be able to obtain new asset based financing for its U.S. subsidiary, secure a mortgage on the building owned by the U.S. subsidiary or dividend necessary funds from the foreign subsidiary.

The Company’s Villa subsidiary maintains short-term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit facilities at May 1, 2010 and August 1, 2009, is $74 and $92, respectively.  Available borrowing under the short-term credit facilities is $11,408 and variable interest rates currently range from 3.7% to 14.25%.

In October 2006, Villa entered into a 1,000 Euro loan for financing of R&D projects, which were completed in April 2008.  Interest is payable at Euribor plus 1.04 points, currently 1.755%.  The note is repayable over a 5-year term. Repayment began in September 2008 and is expected to be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at May 1, 2010 was 12.0 million Euros.

In December 2006, Villa entered into a 1,000 Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 1.656%.  The loan is repayable over a 4 year period ending in December 2010.  Villa is also a party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity in February and September 2010.  At May 1, 2010, total principal due is 0.2 million Euro.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in March 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

NOTE 8 — SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For the three months ended May 1, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Net sales to external customers	$9,872	$3,278	$-	$13,150
Cost of sales	7,952	2,107	-	10,059
Gross margin	1,920	1,171	-	3,091

Operating expenses	1,882	677	235	2,794
Operating income (loss)	$38	$494	$(235)	$297

For the three months ended May 2, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net sales to external customers	$9,106	$2,709	$-	$11,815
Cost of sales	7,401	1,944	-	9,345
Gross margin	1,705	765	-	2,470

Operating expenses	1,545	702	(49)	2,198
Operating income (loss)	$160	$63	$49	$272

For the nine months ended May 1, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Net sales to external customers	$34,316	$8,474	$-	$42,790
Cost of sales	26,785	5,493	-	32,278
Gross margin	7,531	2,981	-	10,512

Operating expenses	5,670	1,918	756	8,344
Operating income (loss)	$1,861	$1,063	$(756)	$2,168

For the nine months ended May 2, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net sales to external customers	$33,088	$8,629	$-	$41,717
Cost of sales	25,481	5,666	-	31,147
Gross margin	7,607	2,963	-	10,570

Operating expenses	5,409	1,948	3,028	10,385
Operating income (loss)	$2,198	$1,015	$(3,028)	$185

NOTE 9 — STOCK OPTION PLAN AND WARRANTS

During the first quarter of fiscal year 2010, the Company granted options to purchase 100,000 common shares under the 2007 Incentive Stock Plan at an exercise price of $0.51 per share. The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $34. During the second quarter of fiscal year 2010, the Company granted options to purchase 310,000 common shares under the 2007 Incentive Stock Plan at an exercise price of $0.65 per share.  The options under these grants vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $133.    The fair values of these grants awarded were determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 66% to 69%, risk free interest rate of 3.2% to 3.5%% and the assumption that no dividends will be paid.

In the third quarter of fiscal 2010 and 2009, the Company recorded $79 and $86, respectively, of compensation expense related to stock options.  In the nine months ended May 1, 2010 and May 2, 2009, the Company recorded $204 and $254, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first nine months of fiscal 2010.

The warrants expired on March 28, 2009.

Rights Offering – On May 17, 2010, the Company announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering to its existing shareholders which has not yet become effective.  Assuming the rights offering is fully subscribed, the Company will receive gross proceeds of approximately $15 million, less expenses of the rights offering.  The net proceeds will be used for potential working capital needs and general corporate purposes.  The Company may use a portion of the proceeds to acquire or invest in businesses, products and technologies complementary with its existing businesses.

However, the Company has no current agreements, nor is the Company in serious discussions to acquire or invest in any business, product or technology. The securities described in the registration statement on Form S-1 may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

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

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See “Segment Information” in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (this “Quarterly Report”) for discussions of the Company’s segments.

On November 24, 2009, the Company sold its Del Medical Imaging business.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Notes to Consolidated Financial Statements included in Part I Item 1.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 1, 2009.  Within these policies, the Company has identified the accounting for revenue recognition, deferred tax assets and the allowance for excess and obsolete inventory as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.  Management believes that judgment and estimates related to these critical accounting policies could materially affect the consolidated financial statements.  There were no changes to these critical accounting policies during the third quarter or first nine months of fiscal year 2010.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months and Nine Months Ended May 1, 2010 Compared to Three Months and Nine Months Ended May 2, 2009

The following table summarizes key indicators of consolidated results of operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Sales	$13,150	$11,815	$42,790	$41,717
Gross margin as a percentage of sales	23.5%	20.9%	24.6%	25.3%
Total operating expenses	2,794	2,198	8,344	10,385
Net income (loss) from continuing operations	311	216	1,085	(873)
Diluted earnings (loss) per share from continuing operations	0.01	0.01	0.05	(0.04)

Sales:

The following table summarizes sales by business:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Medical Systems Group	$9,872	$9,106	$34,316	$33,088
Power Conversion Group	3,278	2,709	8,474	8,629
Total	$13,150	$11,815	$42,790	$41,717

Consolidated net sales for the third quarter of fiscal 2010 increased 11.3% to $13.2 million from fiscal 2009 third quarter net sales of $11.8 million.  Net sales at the Medical Systems Group increased 8.4% to $9.9 million from the comparable prior year period, primarily due to favorable exchange rates.  Sales at the Power Conversion Group during the third quarter of fiscal 2010 increased 21.0% to $3.3 million, from fiscal 2009 third quarter net sales of $2.7 million due to increased volume and in part to the timing of shipment approvals from our customers.

Consolidated net sales of $42.8 million for the first nine months of fiscal 2010 reflect a slight increase from fiscal 2009 net sales of $41.7 million.  Sales at the Medical Systems Group for the first nine months of fiscal 2010 of $34.3 million reflect an increase of $1.2 million or 3.7% from the prior year’s first nine months.  The Power Conversion Group’s sales for the first nine months of fiscal 2010 of $8.5 million were approximately $0.2 million less than prior year’s sales due to weaker shipments in the first six months of the fiscal year.

Backlog of $4.1 million at the Medical Systems Group was $2.0 million less than it was as of August 1, 2009, while backlog at Power Conversion Group increased $1.2 million to $5.7 million from levels at the beginning of the fiscal year attributable to the booking of new business opportunities.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Consolidated gross margin increased to 23.5% of sales for the third quarter of fiscal 2010 from 20.9% of sales in the third quarter of fiscal 2009.  Gross margin at the Medical Systems Group during the third quarter of fiscal 2010 increased to 19.5% from 18.7% in the prior year’s third quarter and the gross margin at Power Conversion Group increased to 35.7% from 28.2% in the third quarter of fiscal 2009 reflecting increased sales levels and changes in the product mix for the period.

Consolidated gross margin decreased to 24.6% of sales for the first nine months of fiscal 2010 from 25.3% of sales in the first nine months of fiscal 2009.  Gross margin at the Medical Systems Group during the first nine months of fiscal 2010 declined to 22.0% from 23.0% in the prior year’s first nine months. Gross margin at the Power Conversion Group increased to 35.2% from 34.3% in the first nine months of fiscal 2009. Margin changes for both businesses were attributable to the product mix for the period.

Total operating expenses increased $0.6 million to $2.8 million in the third quarter of fiscal 2010 from $2.2 million for the same period in the prior year.  Total operating expenses decreased $2.0 million to $8.3 million in the first nine months of fiscal 2010 from $10.4 million for the same period in the prior year.

The Company makes an annual goodwill valuation assessment, during the fourth quarter as part of its long term planning cycle. If the business planning process determines there is the potential of goodwill being impaired a valuation study is prepared to determine the extent of the potential impairment.  This could result in a material non-cash charge.

The following table summarizes the key change in operating expenses for the three months and nine months ended May 1, 2010 from prior third quarter ended May 2, 2009:

	Three Months Ended May 1, 2010	Nine Months Ended May 1, 2010
(Dollars in thousands)
Research and development	$135	$114
Selling, general and administrative	$497	$381
Litigation settlement costs	(36)	(2,536)
Change in total operating expenses	$596	$(2,041)

Operating income for the third quarter of fiscal 2010 was $0.3 million, approximately the same as in the comparable prior year period.  Operating income at the Medical Systems Group was $40 thousand compared to $0.2 million in the third quarter of fiscal 2009.  The Power Conversion Group generated operating income of $0.5 million, compared to operating income of $0.1 million in the comparable prior year period.  Unallocated corporate expenses for the third quarter of fiscal 2010 totaled $0.2 million compared to income of $50 thousand in the comparable prior year period.

Operating income for the first nine months of fiscal 2010 was $2.2 million compared to an operating income of $0.2 million in the comparable prior year period.  Operating income at the Medical Systems Group was $1.9 million compared to operating income of $2.2 million in the first nine months of fiscal 2009. The Power Conversion Group generated operating income of $1.1 million, compared to operating income of $1.0 million in the comparable prior year period.  Both businesses experienced weakness in the first quarter shipments. Unallocated corporate expenses for the first nine months of fiscal 2010 totaled $0.8 million as compared to $3.0 million in the comparable prior year period.  The prior year unallocated corporate expenses included $2.5 million of litigation settlement costs.

The discontinued operations broke even in the third quarter of fiscal 2010.  The discontinued operations in the third quarter of fiscal 2009 had a net loss from operations of $1.0 million on sales of $5.3 million.

The discontinued operations loss of $3.1 million in the first nine months of fiscal 2010 reflects a $1.5 million loss from operations on sales of $5.2 million, and $1.5 million from the write-down of assets to net realizable value and severance.  The discontinued operations in the first nine months of fiscal 2009 had a net loss from operations of $2.3 million on sales of $22.4 million.  The prior year loss includes $1.2 million for litigation settlement.

Net income in the third quarter of fiscal 2010 was $0.3 million, or $0.01 per basic share, compared to a net loss of $0.8 million, or $0.04 per basic share in the comparable prior year period.  For the third quarter of fiscal 2010 and fiscal 2009, there were approximately 22.7 million weighted average diluted common shares outstanding.

The Company recorded a net loss of $2.0 million or $0.09 per basic share in the first nine months of fiscal 2010, compared to net loss of $3.2 million or $0.14 per basic share in the first nine months of the prior fiscal year.  For the first nine months of fiscal 2010 and 2009, there were approximately 22.7 million and 23.5 million weighted average diluted shares outstanding.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company funds its investing and working capital needs through a combination of cash flow from operations and short-term credit facilities as described below:
Working Capital — At May 1, 2010 and August 1, 2009, our working capital was approximately $18.7 million and $22.1 million, respectively.  The decrease in working capital for the first nine months of fiscal 2010 related primarily to receivable and inventory reductions.

At May 1, 2010 and August 1, 2009, the Company had approximately $5.4 million and $8.0 million, respectively, in cash and cash equivalents.  This decrease is primarily due to repayment of the revolving loan balance in connection with its decision to terminate the  Capital One Credit Facility on January 12, 2010.  The Company had approximately $1.6 million of excess borrowing availability under our domestic revolving credit facility at August 1, 2009.

In addition, as of May 1, 2010, and August 1, 2009, our Villa subsidiary has $11.4 million of excess borrowing availability under its various short-term credit facilities.

Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

(Dollars in thousands)	Nine Months Ended
	May 1, 2010	May 2, 2009
Net cash provided by (used in) operating activities	$6,932	$(2,464)
Net cash used in investing activities	(495)	(425)
Net cash used in financing activities	(8,756)	(187)
Effect of exchange rate changes on cash	(293)	(747)
Net change in cash and cash equivalents	(2,612)	(3,823)
Cash and cash equivalents at beginning of year	7,983	7,828
Cash and cash equivalents at end of period	$5,371	$4,005

Cash Flows from Operating Activities — For the nine months ended May 1, 2010, the Company provided approximately $6.9 million from operations compared to cash used in operations of $2.5 million in the comparable prior fiscal year period related to the collection of receivables and sale of inventory from the discontinued operation, as well as a reduction in inventories in the Medical Systems Group.

Cash Flows from Investing Activities — The Company made $0.5 million of facility improvements and capital equipment expenditures for the nine months ended May 1, 2010, which was approximately the same as for the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the nine-month period ended May 1, 2010, the Company repaid $8.8 million of indebtedness on its revolving loan agreement, as well as its Italian borrowings.  In the same period in the prior year, the Company borrowed $2.6 million under its short-term credit facility, repaid $1.3 million of long-term debt and used $1.6 million to repurchase its common stock.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended August 1, 2009, have not changed materially at May 1, 2010.  On January 12, 2010, the Company terminated its Capital One Credit Facility, which was due to expire in May 2010.  The Company has short-term credit facilities and long-term debt, including a capital lease obligation at the Company’s Villa subsidiary located in Italy.  The terms of these facilities are more fully described in Notes to Consolidated Financial Statements and incorporated herein by reference.

As of May 1, 2010, the Company had $0.1 million in borrowings under its foreign short-term credit facilities.  As of May 1, 2010, the Company had $11.4 million of excess borrowing availability under its Italian bank credit facilities.

Rights Offering – On May 17, 2010, the Company announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering to its existing shareholders which has not yet become effective.  Assuming the rights offering is fully subscribed, the Company will receive gross proceeds of approximately $15 million, less expenses of the rights offering.  The net proceeds will be used for potential working capital needs and general corporate purposes.  The Company may use a portion of the proceeds to acquire or invest in businesses, products and technologies complementary with its existing businesses.  However, the Company has no current agreements, nor is the Company in serious discussions to acquire or invest in any business, product or technology. The securities described in the registration statement on Form S-1 may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

Management believes that funds generated from operations, together with current cash and cash equivalents, will be adequate to sustain our operations, including anticipated capital expenditures for the next 12 months.  Additionally, management believes that if additional U.S. financing is needed, the Company will be able to obtain new asset based financing for its U.S. subsidiary, secure a mortgage on the building owned by the U.S. subsidiary or dividend necessary funds from the foreign subsidiary.

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

APERGIS -- On April 28, 2008, George Apergis, the former General Manager of RFI, filed a charge with the EEOC alleging that RFI discriminated against him by terminating his employment with RFI on December 18, 2007. George Apergis alleged three claims against RFI: (1) violation of Title VII of the Civil Rights Act; (2) violation of the Age Discrimination in Employment Act and (3) retaliation.  RFI responded to the EEOC charge with a position statement filed with the EEOC on June 26, 2008 denying each allegation of the charge.  On December 3, 2009, the EEOC issued a Dismissal and Notice of Rights.  The EEOC made no finding as to the merits of the claim. The Company and Mr. Apergis reached a settlement on March 1, 2010 for $150,000.

OTHER -- From time to time, the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions arising from the normal course of business.

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

DEL GLOBAL TECHNOLOGIES CORP.

/s/ John J. Quicke
John J. Quicke President and Chief Executive Officer
Principal Executive Officer

/s/ Mark A. Zorko
Mark A. Zorko Chief Financial Officer
Principal Financial Officer

Dated:  June 9, 2010