Form 10-K
period 2010-07-31
DEL GLOBAL TECHNOLOGIES CORP
filed 2010-10-06
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010.

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-03319

DEL GLOBAL TECHNOLOGIES CORP.

(Exact Name of Registrant as Specified in Its Charter)

NEW YORK	13-1784308
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

100 PINE AIRE DRIVE, BAY SHORE, NY	11706
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (631) 231-6400

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant as of January 30, 2010 was $9,844,191.  Solely for the purposes of this calculation, shares held by directors and executive officers and by each person known by the Registrant to beneficially own 10% or more of the common stock of the Registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant

As of September 27, 2010 there were 22,718,306 shares of the registrant’s common stock outstanding.

PART I

ITEM 1BUSINESS

Del Global Technologies Corp., a New York corporation, was incorporated in 1954.  We are a leader in developing, manufacturing and marketing medical and dental imaging systems and power conversion subsystems and components worldwide.  Our products include stationary and portable medical and dental diagnostic imaging systems and electronic systems and components such as electronic filters, transformers and capacitors.

The Company is headquartered in Bay Shore, New York.  The mailing address of our headquarters is 100 Pine Aire Drive, Bay Shore, New York 11706 and our telephone number is 631-231-6400.  Our website is www.delglobal.com.  Through the Investor Relations section of our website, we make our filings with the SEC available as soon as practicable after they are electronically filed with the SEC.  These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  To reach the SEC filings, follow the link to Investor Relations, and then Financial Reports.

On November 24, 2009, we sold our Del Medical U.S. business unit.  This business was part of the Company’s Medical Systems Group, however, this decision does not include or impact the operations of our Villa subsidiary which will make up the whole of the Medical Systems Group going forward.  The sale of Del High Voltage Division (“DHV”), which was part of our Power Conversion Group, was consummated on October 1, 2004.  Accordingly, these businesses are presented as discontinued operation in all fiscal years presented and throughout this Annual Report on Form 10-K.

EMPLOYEES

As of July 31, 2010, we had 217 employees.  We believe that our employee relations are good.  None of our approximately 97 U.S. based employees are represented by a labor union.  Employment by functional area as of July 31, 2010, is as follows:

Executive	1
Administration and Finance	16
Manufacturing	145
Engineering	33
Sales and Marketing	22
Total	217

OPERATING SEGMENTS

The operating businesses that we report as segments consist of the Medical Systems Group and the Power Conversion Group.  For fiscal 2010, the Medical Systems Group segment accounted for approximately 78% of our revenues and the Power Conversion Group segment accounted for approximately 22% of our revenues.  Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs.  For the fiscal year ended July 31, 2010, one of our customers accounted for 10% or more of consolidated revenues.  None of our business segments are dependent upon a single customer or a few customers.  For further information concerning our operating segments, see Note 9 of the Notes to Consolidated Financial Statements included elsewhere in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  Our operating segments and businesses are summarized in the following table:

DIVISION	BRANDS	SUBSIDIARIES	FACILITIES
MEDICAL SYSTEMS GROUP:	Villa	Villa Sistemi Medicali S.p.A. (“Villa”)	Milan, Italy

POWER CONVERSION GROUP: Electronic Systems & Components	RFI, Filtron, Sprague, Stanley	RFI Corporation (“RFI”)	Bay Shore, NY

MEDICAL SYSTEMS GROUP

Our Medical Systems Group designs, manufactures, markets and sells medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  All of this segment’s revenues are  attributed to Villa in all years presented.

On November 12, 2009, we sold our DynaRad product line and on November 24, 2009 we sold the remainder of our Del Medical U.S. business unit including our Del Medical and UNIVERSAL product lines. These dispositions have been accounted for as discontinued operations.

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

This segment designs, manufactures, markets and sells medical and dental diagnostic imaging systems worldwide in the following markets:

MEDICAL SYSTEMS GROUP MARKETS SERVED
Hospitals	Dental Offices
Teaching Institutions	Government
Medical Clinics	Orthopedic Facilities
Private Practitioners	Imaging Centers

Our medical imaging systems are sold under the Villa brand name.  The prices of our medical imaging systems range from approximately $9,000 to $300,000 per unit, depending on the complexity and flexibility of the system.

PRODUCTS

GENERAL RADIOGRAPHIC SYSTEMS –  For more than 100 years, conventional projection radiography has used film to create x-ray images.  Conventional technology requires that x-ray film be exposed and then chemically processed to create a visible image for diagnosis.

We produce a broad line of conventional radiographic products used in outpatient facilities, as well as more sophisticated and expensive x-ray systems typically used in hospitals and clinics.  For example, our higher-end Apollo product line is designed to meet the broad requirements of a hospital or teaching university’s radiographic room, while our mid-range systems are suited more to the needs of medium sized hospitals, outpatient clinics and private practitioners.

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

RADIOGRAPHIC/FLUOROSCOPIC SYSTEMS – We produce a wide range of radiographic/fluoroscopic, or R/F, systems that are able to perform complex x-ray examinations with contrast liquids for sequential and real time images.  The Vision and Viromatic systems are based on the “classical approach” and require the operator to stay in close contact to the equipment and the patient.  These systems are often used for diagnostic gastrointestinal procedures to image the progress of a radiopaque solution (typically barium) as it travels through the digestive tract.  The Apollo Remote R/F system is based on the more modern “remote control” technology and allows the technologist and radiologist to operate the system and perform the entire examination from a separate room, being totally shielded from the x-ray source.  The remote controlled system is also our most flexible x-ray imaging unit as it allows skeletal, gastrointestinal, vascular, urological and gynaecological studies in the same room.

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

PORTABLE AND MOBILE MEDICAL X-RAY SYSTEMS –Mobile units are  manufactured and distributed under the Villa brand and include the “Visitor” product line with high frequency generators up to 30 kilowatts that are typically used in hospitals to take radiographic images directly at the patient’s bed.

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

MAMMOGRAPHY SYSTEMS –We currently resell the Melody II system outside of the U.S.  The Melody II unit is manufactured by a European-based manufacturer and sold under the Villa brand.  Although we have exclusive use of the “Melody II” name, our supplier markets a similar product in several competing markets.

SURGICAL C-ARMS – We sell a mobile C-arm unit called “Arcovis 3000” under the Villa brand.  The product is manufactured by a European company that also sells similar products to other customers.

MARKETING AND DISTRIBUTION

Our medical imaging systems are sold in the U.S. and internationally, principally by a network of worldwide distributors.  Medical imaging system distributors are supported by our regional managers, area managers, marketing managers and technical support groups, who train distributor sales and service personnel and participate in customer calls.  Due to the different markets and end use customers for dental as compared to medical imaging systems, dental products are distributed by a separate network of dental dealers who target the dental practitioners market.  In addition, we manufacturer  medical and dental products for certain OEM customers under their name.

Technical support in the selection, use and maintenance of our products is provided to distributors and professionals by customer service representatives.  We also maintain telephone hotlines to provide technical assistance to distributors during regular business hours.  We have recently established the position of “Application Specialists” to maximize customer satisfaction and provide value-added services to our customers buying digital radiographic and fluoroscopic systems.  Additional product and distributor support is provided through participation in medical equipment exhibitions and trade specific advertising.

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

Our Company also has the capacity to participate in and win large international tenders, which require careful assessment of the commercial aspects, regulatory requirements, production planning and financial exposure.  Multi-million dollar tenders have been awarded to our Villa operation in the last few years in countries, including Mexico, Lithuania, Romania, Russia and Vietnam.

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

The markets for our products are highly competitive and subject to technological change and evolving industry requirements and standards.  Cost containment and pricing is also a critical driving factor, given the threat that is being posed by the aggressive policies of Korean and Chinese manufacturers attempting to capture market share.  Price erosion is not only a factor in the low-end tier, but also at top level, where all companies, including the large multinationals such as GE, Philips and Siemens are driving down their prices.  We believe that these trends will continue into the foreseeable future.  Some of our current and potential competitors have substantially greater financial, marketing and other resources than we do.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can.  Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines.  Although we believe that our products are more cost-effective than those of our primary competitors, certain competing products may have other advantages which may limit our market.  There can be no assurance that continuing improvements in current or new competing products will not make them technically equivalent or superior to our products in addition to providing cost or other advantages.  There can be no assurance that our current products, products under development or ability to introduce new products will enable us to compete effectively.

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

Many of our competitors have invested heavily into developing a digital detector. We have chosen to align with technology leaders who have already made digital investments and could benefit from our x-ray platform design, our systems integration capabilities and our worldwide dealer network.  This strategy also accelerates our time-to-market with new digital solutions and avoids the significant development costs being incurred by our competitors.

Consequently, our current research and development spending is focused on both enhancing our existing conventional radiographic products and continuing to enhance our digital radiographic solutions and explore partnerships with strategic vendors in the digital marketplace.  The introduction of digital imaging is growing much faster in dental applications where the cost difference between traditional and digital does not represent a significant barrier.  In order to more fully participate in the digital dental market, Villa has initiated a strategic partnership with a companythat provides  digital solutions for dental panoramic units. Villa is offering a full line of digital panoramic units.

Spending for research and development for our Medical Systems Group was approximately $2.0 million for fiscal year 2010, $2.0 million for fiscal year 2009 and $2.5 million for fiscal year 2008.

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

PERVASIVE AND CONTINUING FDA REGULATION

Numerous FDA regulatory requirements apply to our products as well as to components manufactured by some of our suppliers.  These requirements include:

●	The FDA’s quality system regulation which requires manufacturers to create, implement and follow numerous design, testing, control, documentation and other quality procedures; and

●	Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products.

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

OTHER FEDERAL AND STATE REGULATIONS

As a participant in the health care industry, we are subject to extensive and frequently changing regulation under many other laws administered by governmental entities.

FOREIGN GOVERNMENT REGULATION

Our products are also regulated outside the U.S. as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA’s, in the countries in which we plan to sell our products.  We work with our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the U.S.  In certain foreign markets, it is necessary to obtain ISO 9001 certification, which is analogous to compliance with the FDA’s Good Manufacturing Practices requirements.  It is also necessary to obtain ISO 13485 certification, which specifies requirements for a quality system to be used for design and development, production, installation and servicing of medical devices.  We have obtained ISO 9001 certification and ISO 13485 certification for our medical systems manufacturing facility.  In many European Communities and other international locations it is necessary or desirable to have a “CE” (Communities of Europe) mark on our products.  This involves substantial testing by a third party such as Underwriters Laboratories or Electronics Testing Laboratories and for some devices, a certificate from a notified body declaring conformance to applicable directives and regulations.  We have completed the necessary third party testing at ourmanufacturing location, maintain the necessary certifications and are qualified to place the CE mark on all products intended for sale in such countries.  The time and cost required in obtaining market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

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

DISCONTINUED OPERATIONS

On November 24, 2009, the Company sold the Del Medical Imaging U.S. business.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Notes to Consolidated Financial Statements included elsewhere in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The results of this business disposition are reported as a loss from discontinued operations in our financial statements in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment”.

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

BACKLOG

Consolidated backlog at July 31, 2010 was $11.9 million versus backlog at August 1, 2009 of approximately $10.6 million.  The backlog in the Power Conversion Group of $4.2 million decreased $0.3 million from levels at the beginning of the fiscal year while there was a $1.6 million increase in the fiscal year end backlog of our Medical Systems segment from August 1, 2009 reflecting higher bookings during the twelve month period in international markets.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

GEOGRAPHIC AREAS

For further information about Geographic areas the Company operates in, as well as other segment related disclosures, refer to Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 1A                   RISK FACTORS

Prospective investors should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company and its business before purchasing our securities.  In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and that actual results could differ materially from those contemplated by such statements.  The factors listed below represent certain important factors which we believe could cause such results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

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

Although on September 1, 2010, we completed a mortgage financing on our property in Bay Shore, New York and received approximately $2.5 million at 4.9% payable over 10 years, the tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to refinance our existing Italian credit facility, to enter into agreements for indebtedness or to obtain funding through the issuance of the Company’s securities.  Specifically, the tightening of the credit markets and turmoil in the financial markets could make it more difficult or impossible for us to obtain financing.

Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under our Italian credit facility or to otherwise recover amounts as they become due under our other contractual arrangements.

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

Due to our past failure to comply with the United States Securities Laws, our common stock was suspended from trading on the NASDAQ National Market in December 2000 because we had not filed an Annual Report for the year ended July 29, 2000 within the SEC’s prescribed time period.  Current pricing information on our common stock has been available on the Over the Counter Bulletin Board (the “OTCBB”).  The OTCBB is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges and quotes for stocks included in the OTCBB are not listed in the financial sections of newspapers.  Therefore, prices for securities traded solely in the OTCBB may be difficult to obtain, and shareholders may find it difficult to resell their shares.  In order to be re-listed, we will need to meet certain listing requirements.  There can be no assurance that we will be able to meet such listing requirements.

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

Our medical imaging products are the subject of a high level of regulatory oversight.  Any delay in our obtaining or our inability to obtain any necessary U.S. or foreign regulatory approvals for new products could harm our business and prospects.  There is a limited risk that any approvals or clearances, once obtained, may be withdrawn or modified which could create delays in shipping our product, pending re-approval.  Medical devices cannot be marketed in the U.S. without clearance or approval by the FDA.  Our Medical Systems Group business must be operated in compliance with FDA Good Manufacturing Practices, which regulate the design, manufacture, packing, storage and installation of medical devices.  Our manufacturing facilities and business practices are subject to periodic regulatory audits and quality certifications and we do self audits to monitor our compliance.  In general, corrective actions required as a result of these audits do not have a significant impact on our manufacturing operation; however there is a limited risk that delays caused by a potential response to extensive corrective actions could impact our operations.  Virtually all of our products manufactured or sold overseas are also subject to approval and regulation by foreign regulatory and safety agencies.  If we do not obtain these approvals, we could be precluded from selling our products or required to make modifications to our products which could delay bringing our products to market.

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

International sales, including products manufactured at our facility in Milan, Italy, comprised 78% and 73% of consolidated revenues for fiscal years 2010 and 2009, respectively. Our future results could be adversely affected by a variety of international risks, including unfavorable foreign currency exchange rates; difficulties in managing and staffing international operations, political or social unrest; economic instability or natural disasters; environmental or trade protection measures; changes in governmental or other entities buying patterns and tender order procedures; changes in other regulatory or certification requirements.  In addition, any changes in Italian tax laws including changes in withholding on dividends from our Italian subsidiary or other restrictions on transfers of funds to the U.S. could impact our financial condition.

We may not be able to obtain additional financing.

The Company does not currently have a U.S. credit facility to finance working capital needs.  Management believes that if financing is needed, they would be able to obtain new asset based financing on the Company’s U.S. subsidiary. In addition, the Company may be able to dividend necessary funds from its foreign subsidiary, although this is not planned.Although on September 1, 2010 the Company completed a mortgage financing on our property in Bay Shore, New York, and received approximately $2.5 million payable over 10 years at an annual rate of interest of 4.9%, the Company can make no assurances that it will be able to obtain additional financing in the future on terms favorable to the Company or at all.

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

Our business involves the risk of product liability claims inherent to the business.  We maintain product liability insurance subject to certain deductibles and exclusions.  There is a risk that our insurance will not be sufficient to protect us from product liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all.  An uninsured or underinsured claim could materially harm our operating results or financial condition.

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

As of July 31, 2010, an aggregate of 22,718,306 shares of our common stock were outstanding.  In addition, as of July 31, 2010 there were outstanding options to purchase 2,563,190 shares of our common stock, 2,124,561 of which were fully vested.

Sales of large amounts of our common stock in the market could adversely affect the market price of the common stock and could impair our future ability to raise capital through offerings of our equity securities.  A large volume of sales by holders exercising options could have a significant adverse impact on the market price of our common stock.

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

The experiences of other small companies indicate that the market price for our common stock could be highly volatile.  Many factors could cause the market price of our common stock to fluctuate substantially, including:

●	future announcements concerning us, our competitors or other companies with whom we have business relationships;

●	changes in government regulations applicable to our business;

●	overall volatility of the stock market and general economic conditions;

●	changes in our earnings estimates or recommendations by analysts; and

●	changes in our operating results from quarter to quarter.

Accordingly, substantial fluctuations in the price of our common stock could limit the ability of our current shareholders to sell their shares at a favorable price.

The Company may submit, from time to time, proposals to shareholders to amend the company’s certificate of incorporation or to increase the number of common shares authorized.

At a special meeting of shareholders of the Company held on November 17, 2006, the Company’s shareholders approved an Amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock, par value $0.10 per share, from twenty million (20,000,000) shares to fifty million (50,000,000) shares and the Board of Directors have also recommended to shareholders for approval at aspecial meeting of shareholders to be held on October 13, 2010, a proposal to increase the aggregate number of shares of common stock authorized to be issued by the Company from 50,000,000 to 100,000,000 in order to have a sufficient number of shares of common stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future. Such business needs may include, without limitation, rights offerings (including a currently contemplated rights offering following the proposed increase in authorized shares up to 100,000,000 shares, which the Company proposes to offer up to 24,999,224 shares of common stock), financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.  Recently, our Board of Directors recommended to shareholders a proposed reverse stock split and forward stock split.  If the shareholders approve the reverse stock split and forward stock split and the Board of Directors decides to implement them, the number of authorized shares of our common stock will not change by virtue of the reverse stock split and forward stock split and the Company will have additional shares of common stock which may be issued.  Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for their shares over then current market prices.

ITEM 1B                UNRESOLVED STAFF COMMENTS

Not applicable.

 ITEM 2                  PROPERTIES

The following is a list of our principal properties, classified by segment and subsidiary:

SEGMENT	LOCATION	APPROX. FLOOR AREA IN SQ. FT.	PRINCIPAL USES	OWNED/LEASED (EXPIRATION DATE IF LEASED)
MEDICAL SYSTEMS GROUP:

Villa Sistemi Medicali	Milan, Italy	67,000	Design and manufacturing	Leased (2011)(1)
POWER CONVERSION GROUP: RFI	Bay Shore, NY	55,000	Corporate Headquarters, Design and manufacturing	Owned(2)

(1)	Villa has the option to purchase this property at the conclusion of this lease. The Company intends to exercise this option in March 2011.

(2)	On September 1, 2010, RFI entered into a mortgage on this property in favor of People’s Bank in the amount of $2.5 million payable over 10 years at an annual rate of interest of 4.9%.

We believe that our current facilities are sufficient for our present and anticipated future requirements.  The Company’s manufacturing operations run on one shift and we have the ability to add a second shift, if needed.

ITEM 3                  LEGAL PROCEEDINGS

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

ITEM 4                  [Removed and Reserved]

PART II

ITEM 5                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective May 11, 2007, our common stock commenced trading on the Over the Counter “OTC” Bulletin Board under the symbol “DGTC.OB”.  Prior to that, they had been traded on the “pink sheets,” under the symbol “DGTC.PK”.  The OTC is an over-the-counter market which provides significantly less liquidity than established stock exchanges, and quotes for stocks included in the OTC are not listed in the financial sections of newspapers as are those for established stock exchanges.  Our securities had been suspended from trading on the NASDAQ National Market on December 19, 2000 because we had not filed an Annual Report for the year ended July 29, 2000 within the SEC’s prescribed time period.

As of September 27, 2010, there were approximately 729 holders of record of our common stock.  The following table shows the high and low sales prices per share of our common stock for the past eight quarters, as reported by the over the counter market.  The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

FISCAL PERIOD	HIGH	LOW
FISCAL 2010
First Quarter	$0.70	$0.35
Second Quarter	0.75	0.37
Third Quarter	1.20	0.55
Fourth Quarter	1.19	0.72
FISCAL 2009
First Quarter	$1.55	$0.80
Second Quarter	1.04	0.45
Third Quarter	0.85	0.28
Fourth Quarter	0.80	0.20

We have not paid any cash dividends, except for the payment of cash in lieu of fractional shares, since 1983. We do not intend to pay any cash dividends in the foreseeable future.

Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under the caption “Equity Compensation Plan Information,” which is incorporated herein by reference.

 ITEM 6                  SELECTED FINANCIAL DATA

The selected income statement data presented for the fiscal years ended July 31, 2010, August 1, 2009 and August 2, 2008 and the balance sheet data as of July 31, 2010 and August 1, 2009 have been derived from our audited consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.  The income statement data for the years ended July 28, 2007 and July 29, 2006, and the balance sheet data as of August 2, 2008, July 28, 2007 and July 29, 2006 have been derived from audited financial statements not included herein.  This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” In Part II, Item 7 of this Form 10-K.

	FISCAL YEARS ENDED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007	JULY 29, 2006

INCOME STATEMENT DATA:

Net sales	$56,168	$52,885	$80,719	$76,834	$60,410
Gross margin	14,050	13,646	22,428	20,906	15,707

Selling, general and administrative	8,577	8,078	10,248	9,527	9,467
Research and development	2,054	1,992	2,488	2,013	1,562
Litigation settlement costs	-	2,536	60	-	697
Operating income	3,419	1,040	9,632	9,366	3,981
Non-controlling interest	-	-	-	-	108
Provision for income taxes	1,100	995	3,177	3,400	1,743
Income from continuing operation	2,345	16	6,327	4,923	790
Discontinued operation, net of taxes	(3,157)	(4,144)	(3,350)	(1,107)	(696)
Net income (loss)	(812)	(4,128)	2,977	3,816	94

Net income (loss) per share – Basic
Continuing operations	$0.10	$(0.00)	$0.26	$0.31	$0.07
Discontinued operation	(0.14)	(0.18)	(0.14)	(0.07)	(0.06)
Net income (loss) per basic share	$(0.04)	$(0.18)	$0.12	$0.24	$0.01

Net income (loss) per share – Diluted
Continuing operations	$0.10	$(0.00)	$0.26	$0.30	$0.07
Discontinued operation	(0.14)	(0.18)	(0.14)	(0.07)	(0.06)
Net income (loss) per diluted share	$(0.04)	$(0.18)	$0.12	$0.23	$0.01
Weighted average shares outstanding – Basic	22,718	23,286	24,196	16,155	11,244
Weighted average shares outstanding – Diluted	22,718	23,286	24,646	16,455	12,076
BALANCE SHEET DATA:
Working capital	$17,411	$22,061	$31,204	$24,978	$6,935
Total assets	39,029	55,262	66,353	66,339	49,153
Long-term debt and subordinated note	95	2,385	4,504	5,393	5,133
Shareholders’ equity	25,777	28,628	36,163	30,196	12,814

 ITEM 7                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to other information in this Registration Statement, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment.  We caution that these statements are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the SEC including the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/ fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  We manage our business in two operating segments: our Medical Systems Group and our Power Conversion Group.  In addition, we have a third reporting segment, other, comprised of certain unallocated corporate General and Administrative expenses.  See Part I, Item 1, “Business-Operating Segments” of this Annual Report on Form 10-K for discussions of the Company’s segments.

On November 24, 2009, we sold  Del Medical Imaging, a U.S. based business.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Within these policies, we have identified the accounting for revenue recognition, deferred tax assets, the allowance for obsolete and excess inventory and goodwill as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed.  The Company’s products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered.  The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  The Company recognizes service revenue when repairs or out of warranty repairs are completed.  These repairs are billed to the customers at market rates.The Company periodically evaluates the collectibility of their accounts receivable and provides an allowance for doubtful accounts when collection is not certain.

DEFERRED INCOME TAXES

The Company accounts for deferred income taxes in accordance with ASC 740 “Income Taxes” whereby we recognize deferred income tax assets and liabilities for temporary differences between financial reporting basis and income tax reporting basis and for tax credit carry forwards.

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

During fiscal years 2010, 2009 and 2008, the Company’s foreign tax reporting entity was profitable and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets.  As of July 31, 2010, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax assets.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset of $0.4 million at July 31, 2010 will be realized.

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

VALUATION OF FINISHED GOODS INVENTORIES

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  These estimates are revised based on actual results at year end.  As of July 31, 2010, finished goods represented 22.8% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

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

Due primarily to continued operating results below planned levels and management’s resulting revaluation of its strategic plan for the Company’s domestic Medical Systems Group’s reporting unit, the Company completed a special assessment of that reporting unit’s goodwill realization in the third quarter of fiscal 2008.  As part of its assessment, the Company estimated the fair value of the domestic reporting unit based on internal cash flows expected to be earned by the business and an appropriate risk-adjusted discount rate.  While such estimates are subject to significant uncertainties and actual results could be materially different, the analysis resulted, pursuant to the implementation guidance of ASC 350, ”Intangibles – Goodwill and Others,” in a complete impairment of the unit’s goodwill balance.  Accordingly, the Company recorded a $1.9 million impairment charge during the third quarter of fiscal 2008.  The Medical Systems Group’s domestic reporting unit was disposed of during fiscal 2010, therefore this write down is reflected in discontinued operations.

The Company’s fiscal 2010 impairment assessment on its international Medical Systems Group reporting unit did not suggest impairment.  However, future operating results and earnings could fluctuate, requiring the Company to reevaluate the carrying value of its goodwill.

At July 31, 2010, the Company’s market capitalization was below tangible book value.  While the market capitalization decline was considered in the Company’s evaluation of fair value, the market metric is only one indicator of fair value.  In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company because of limited trading volume and market volatility due to general economic factors. The Company’s goodwill relates solely to its international Medical Systems Group reporting unit. The fair value of the Company as determined by its market cap does not impact the fair value of the international Medical Systems Group reporting unit, which was above its net book value as of June 30, 2010.

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

CONSOLIDATED RESULTS OF OPERATIONS

FISCAL 2010 COMPARED TO FISCAL 2009

The following table summarizes key indicators of consolidated results of operations:

	Year Ended
(Dollars in thousands, except per share data)	July 31, 2010	August 1, 2009
Sales:
Medical Systems Group	$43,695	$40,933
Power Conversion Group	12,473	11,952
Sales	$56,168	$52,885

Gross margin as a percentage of sales	25.0%	25.8%
Total operating expenses	$10,631	$12,606
Income from continuing operations	$2,345	$16
Diluted income per share from continuing operations	$0.10	$0.00

Consolidated net sales of $56.2 million for fiscal 2010 reflect a 6% increase from fiscal 2009 net sales of $52.9 million.  Sales at the Medical Systems Group for fiscal 2010 of $43.7 million reflect an increase of $2.8 million or 6.8 % from the prior year, due to a modest increase in demand.  The Power Conversion Group’s sales for fiscal 2010 of $12.5 million were approximately $0.5 million higher than prior year’s sales.

Backlog of $7.7 million at the Medical Systems Group was $1.6 million higher than it was at August 1, 2009, while backlog at the Power Conversion Group decreased $0.3 million to $4.2 million from levels at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Consolidated gross margin decreased to 25.0% of sales for fiscal 2010 from 25.8% of sales in fiscal 2009.  Gross margin at the Medical Systems Group during fiscal 2010 increased to 22.2% from 22.0% in the prior year and the gross margin at the Power Conversion Group decreased to 35.0% from 39.0% in fiscal 2009 reflecting changes in the product mix for the period.

Total operating expenses decreased $2.0 million to $10.6 million in fiscal 2010 from $12.6 million for the prior year as a result of the $2.5 million litigation settlement expense recorded in fiscal 2009 partially offset by increased operating expenses.

The following table summarizes the key changes in operating expenses for fiscal 2010 from the prior year:

Year Ended
July 31, 2010
(in thousands)
Research and development	$62
Selling, general and administrative	499
Litigation settlement costs	(2,536)
Change in total operating expenses	$(1,975)

Operating income for fiscal year 2010 was $3.4 million compared to $1.0 million in the comparable prior year period.  Operating income at the Medical Systems Group was $2.6 million compared to operating income of $2.1 million in fiscal 2009.  The Power Conversion Group generated operating income of $1.8 million, compared to operating income of $2.2 million in the prior year.  Both businesses experienced weakness in the first quarter shipments.  Unallocated corporate expenses for fiscal 2010 totaled $1.0 million as compared to $3.2 million in the prior year.  The prior year unallocated corporate expenses included $2.5 million of litigation settlement costs.

On a consolidated basis in fiscal 2010, the Company recorded an income tax provision of $1.1 million compared to $1.0 million in fiscal 2009.  The tax provision is primarily due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in fiscal 2010 or 2009 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards, as explained in Critical Accounting Policies above.

The discontinued operations loss of $3.2 million in fiscal 2010 reflects a $1.6 million loss from operations on sales of $5.4 million, $0.7 million from the write-down of assets to net realizable value and $0.9 million for severance and related expenses.  The discontinued operations in fiscal 2009 had a net loss of $4.1 million on sales of $27.5 million.  The prior year loss includes $1.2 million for litigation settlement.

The Company recorded a net loss of $0.8 million or $0.04 per basic share in fiscal 2010, compared to net loss of $4.1 million or $0.18 per basic share in the prior fiscal year.

FISCAL 2009 COMPARED TO FISCAL 2008

The following table summarizes key indicators of consolidated results of operations:

	Year Ended
(Dollars in thousands, except per share data)	August 1, 2009	August 2, 2008
Sales:
Medical System Group	$40,933	$67,465
Power Conversion Group	11,952	13,254
Total	$52,885	$80,719

Gross margin as a percentage of sales	25.8%	27.8%
Total operating expenses	$12,606	$12,796
Income (loss) from continuing operations	$16	$6,327
Diluted income (loss) per share from continuing operations	$0.00	$0.26

Consolidated net sales of $52.9 million for fiscal year 2009 reflect a decrease of $27.8 million, or 34.5%, from fiscal 2008 net sales of $80.7 million, primarily due to decreased sales in our Medical Systems Group.  Sales at the Medical Systems Group for fiscal 2009 of $40.9 million reflect a decrease of $26.5 million, or 39.3%, from the prior fiscal year, primarily due to decreased international sales volume attributable to the global economic slowdown and reduction in capital expenditures and credit availability for customers and a favorable prior year shipment level on an expired international contract.  The Power Conversion Group’s sales for fiscal 2009 of $12.0 million were approximately $1.3 million less than prior year’s sales, a decrease of 9.8%, due to weaker sales bookings in fiscal year 2009.

Consolidated gross margins as a percent of sales were 25.8% in fiscal 2009, compared to 27.8% in fiscal 2008.  The Medical Systems Group fiscal year 2009 gross margin percentage of 22.0% was lower than the gross margin of 25.8% in fiscal 2008 due primarily to lower sales volumes and plants operating with excess capacity.  The Power Conversion Group’s gross margin for fiscal 2009 was 39.0% versus 38.1% in the prior year attributable to a shift in product mix and decreased overhead expenses.

Operating Expenses:

Operating expenses for fiscal year 2009 increased to 23.8% of net sales from 15.9% in the prior fiscal year.  This increase is primarily due to litigation settlement costs as discussed elsewhere in this document and the effect of decreased sales volume discussed above.  In addition, research and development expenses in fiscal 2009 of $2.0 million were $0.5 million lower than fiscal 2008.

The following table summarizes the key increase/(decrease) in operating expenses for fiscal year 2009 from the prior year:

(Dollars in thousands)	August 1, 2009
Research and Development	$(495)
Selling, General and Administrative	(2,171)
Litigation Settlement Cost	2,476
Change in total operating expense	$(190)

The operating income for fiscal year 2009 was $1.0 million versus operating income of $9.6 million in fiscal 2008.  In fiscal year 2009, the Medical Systems Group had operating income of $2.1 million and the Power Conversion Group achieved an operating profit of $2.2 million.  There were also unallocated corporate costs of $3.2 million, primarily consisting of litigation settlement related charges.

Research and Development expenses for fiscal 2009 were $2.0 million or 3.8% of sales compared to $2.5 million or 3.1% of sales in fiscal 2008 due primarily to reduced international product development efforts in fiscal 2009.

Selling, General and Administrative expenses (“SG&A”) for fiscal 2009 were $8.1 million or 15.3% of sales compared to $10.2 million or 12.7% of sales in fiscal 2008.  This decrease reflects the Company’s continued focus on cost reductions in both its foreign and domestic operations.  The increase in the litigation settlement cost of $2.5 million for fiscal 2009 was due to the Company’s settlement of its Park litigation.  The settlement of the Moeller litigation is reported as part of the discontinued operations results.

Interest expense, net, of $0.3 million for fiscal 2009, was unchanged from the previous fiscal year.

On a consolidated basis, the Company recorded a fiscal 2009 pretax income from continuing operations of $1.0 million, comprised of foreign pretax income of $2.1 million offset by a U.S. pretax loss of ($1.1) million.  During fiscal 2008, the Company recorded pretax income from continuing operations of $9.5 million which included foreign pretax income of $8.1 million and a U.S. pretax income of $1.3 million.  The related fiscal 2009 and 2008 income tax expense of $1.0 million and $3.2 million, respectively, was primarily due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in either fiscal 2009 or fiscal 2008 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards as explained in Critical Accounting Policies above.

The loss from discontinued operations was $4.2 million in fiscal 2009 as compared to a loss of $3.4 million during fiscal 2008.  Fiscal year 2009 discontinued operations includes a litigation settlement of $1.2 million and fiscal 2008 discontinued operations includes an impairment loss of $1.9 million.

The Company recorded a net loss of ($4.1) million, or ($0.18) per basic share and diluted share, in fiscal 2009, as compared to a net income of $3.0 million, or $0.12 per basic share and diluted share, in fiscal 2008.

Consolidated backlog at August 1, 2009 was $10.6 million versus backlog at August 2, 2008 of approximately $17.7 million.  The backlog in the Power Conversion Group of $4.5 million decreased $0.9 million from levels at the beginning of the fiscal year while there was an $6.2 million decrease in the fiscal year end backlog of our Medical Systems Segment from August 2, 2008 reflecting weaker booking during the twelve month period in international markets due to the global economic slowdown and reduction in capital expenditures and credit availability for customers discussed above.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital include, but are not limited to, cash flow from operations and short-term credit facilities.  Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when the Company would like, or need to do so, which could have an impact on our ability to react to changing economic and business conditions.  Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.  In addition, we may be able to dividend necessary funds from the foreign subsidiary, although this is not currently planned.

FISCAL 2010 COMPARED TO FISCAL 2009

Working Capital — At July 31, 2010 and August 1, 2009, our working capital was approximately $17.4 million and $22.1 million, respectively.  The decrease in working capital for fiscal 2010 as compared to fiscal 2009 related primarily to receivable and inventory reductions.  At July 31, 2010 and August 1, 2009, we had approximately $4.0 million and $8.0 million in cash and cash equivalents, respectively.  This decrease is primarily due to repayment of the revolving loan balance in connection with our decision to terminate the Capital One Credit Facility on January 12, 2010.  The Company had approximately $1.6 million of excess borrowing availability under our domestic revolving credit facility at August 1, 2009.  Subsequent to the fiscal year end, on September 1, 2010, the Companycompleted  a mortgage financing on our property in Bay Shore, NY and received approximately $2.5 million at 4.9% payable over ten years.

The Company is proposing to hold a special meeting of shareholders on October 13, 2010, to have shareholders, in part, authorize an increase in the number of shares authorized for issuance by the Company from 50,000,000 shares to 100,000,000.  If shareholders approve this increase, the Company intends to commence a rights offering to raise up to approximately $15.0 million.

In addition, as of July 31, 2010 and August 1, 2009, our Villa subsidiary had an aggregate of approximately $9.1 million and $11.5 million, respectively, of excess borrowing availability under its various short-term credit facilities, respectively.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiaries.

The following is a summary of the Company’s cash flows:

	Year Ended
(Dollars in thousands, except per share data)	July 31, 2010	August 1, 2009
Net cash provided by (used in) operating activities	$6,205	$(2,867)
Net cash used in investing activities	(848)	(611)
Net cash (used in) provided by financing activities	(8,966)	4,370
Effect of exchange rate changes on cash	(387)	(737)
Net (decrease) increase in cash and cash equivalents	(3,996)	155
Cash and cash equivalents at beginning of year	7,983	7,828
Cash and cash equivalents at end of period	$3,987	$7,983

Cash Flows from Operating Activities — For the year ended July 31, 2010, the Company provided approximately $6.2 million of cash for operations, compared to cash used in operations of $2.9 million in the prior fiscal year.  The increase is largely due to the collection of receivables and sale of inventory from the discontinued operations, as well as a reduction in inventories in the Medical Systems Group.

Cash Flows from Investing Activities – The Company made approximately $0.8 million in facility improvements and capital equipment expenditures for the fiscal year ended July 31, 2010, which was approximately the same as for the comparable prior fiscal year period.

Cash Flows from Financing Activities – During the year ended July 31, 2010, the Company repaid $7.4 million of indebtedness on its revolving loan agreement and $1.6 million of long term debt at its Italian subsidiary, offset by approximately $0.1 million in borrowings from its Italian credit facilities.  In the prior year, the Company borrowed $7.5 million for business purposes and repaid a total of $1.6 million of indebtedness on our Italian borrowings.  In addition, the Company repurchased approximately $1.6 million of its common stock outstanding in the second quarter of fiscal 2009.

The following table summarizes our contractual obligations, including debt and operating leases at July 31, 2010 (in thousands):

OBLIGATIONS	TOTAL	WITHIN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Long-term debt obligations	$796	$701	$95	$-	$-
Capital lease obligations	1,329	1,329	-	-	-
Interest	8	8	-	-	-
Operating lease obligations	585	272	294	19	-
Total contractual cash obligations	$2,718	$2,310	$389	$19	$-

In addition, the Company is contingently liable for the operating lease for the facility related to the discontinued operation.  The payments are $11 thousand per month through May 31, 2013.

FISCAL 2009 COMPARED TO FISCAL 2008

Cash Flows From Operating Activities – For the year ended August 1, 2009, the Company used $2.9 million of cash for continuing operations, compared to generating $1.7 million in the prior fiscal year.  The decrease is largely due to the operating loss and a reduction in payables due to aggressive payables management in fiscal year 2009, offset by a decrease in trade receivables due to lower sales, as trade receivables produced positive cash flow in 2009 compared to 2008.

Cash Flows from Investing Activities – The Company made approximately $0.6 million in facility improvements and capital equipment expenditures for the fiscal year ended August 1, 2009, which was $0.6 million less than the facility improvements and capital equipment expenditures for the comparable prior fiscal year period.

Cash Flows from Financing Activities – During the year ended August 1, 2009, the Company borrowed $7.4 million for use in the business.  The Company repaid a total of $1.6 million of indebtedness on our Italian borrowings, as compared to $1.2 million in the comparable prior fiscal year period.  In addition, the Company repurchased approximately $1.6 million of its common stock outstanding in the second quarter of fiscal 2009.

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

The Company has not had any investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Annual Report on Form 10-K.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the FASB or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements.

 ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes.  We do, however, recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK

Our U.S. revolving credit and Italian subsidiary’s long-term debt incur interest charges that fluctuate with changes in market interest rates.  See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  Based on the balances as of July 31, 2010, an increase of 1/2 of 1% in interest rates would increase interest expense by approximately $5,000.  There is no assurance that interest rates will increase or decrease over the next fiscal year.  Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

FOREIGN CURRENCY RISK

The financial statements of Villa are denominated in Euros.  Based on our historical results and expected future results, Villa accounts for approximately 78% to 84% of our total revenues, based in part on the rate at which Villa’s Euro denominated financial statements have been or will be converted into U.S. dollars.  In addition, over the last three years, Villa has contributed positive operating income, as compared to U.S. consolidated operating losses.  Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings.  A 5% decline in the value of the Euro in fiscal 2010, for example, would have reduced sales by approximately $2.2 million, and would have decreased our consolidated income from continuing operations by approximately $0.1 million (due to the reduction in the U.S. dollar value of Villa’s operating income).

ITEM 8                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the notes to all such statements and other supplementary data are included in this report beginning on page F-1.

ITEM 9                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A               CONTROLS AND PROCEDURES

(a)           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including John J. Quicke, Chief Executive Officer, and Mark A. Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Exchange Act, as of the end of the period covered by this Annual Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010, the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)           REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2010.

This Annual Report does not include an attestation report of the Company’s  registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c)           CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2010 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B               OTHER INFORMATION

None.

PART III

ITEM 10               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of each director and executive officers of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each, are set forth below:.

Name	Age	All Offices with the Company	Director Since
T. Scott Avila	50	Director	2009
James R. Henderson	52	Chairman of the Board and Director	2003
General Merrill A. McPeak	74	Director	2005
James A. Risher	67	Director, Former President and Chief Executive Officer	2005

			Officer Since
John J. Quicke	61	President and Chief Executive Officer, Director	2009 (Director since 2009)
Mark A. Zorko	58	Chief Financial Officer and Secretary	2006

The Company believes that the collective skills, experiences and qualifications of its directors provide the Board of Directors with the expertise and experience necessary to advance the interests of the itsshareholders.  While the Governance and Nominating Committee has not established any specific, minimum standards that must be met by each director, it uses a variety of criteria to evaluate directors’ qualifications.  In addition to the individual attributes of each director described below, the Company believes directors must exhibit the highest standards of professional and personal ethics and values. Directors should also possess a broad experience at the policy-making level in business, exhibit commitment to enhancing shareholder value, have no current or potential conflict of interest, devote sufficient time to carry out their duties and have the ability to provide insight and practical wisdom based on past experience.

T. Scott Avila has been a member of the Company’s Board of Directors since March 31, 2009.  He has served as Managing Partner of CRG Partners, Group, a privately held professional services company since July 2007.  Mr. Avila was also the Managing Partner of CRP Partners, Group, a privately held professional services company from July 2003 through July 2007.With more than 20 years of management and consulting experience, Mr. Avila brings to the Board of Directors considerable knowledge of financial and operational matters.

James R. Henderson is the Chairman of the Company’s Board of Directors where he has been a director since November 20, 2003.  Mr. Henderson is a Managing Director and operating partner of Steel Partners LLC, a global management firm, which is the manager ofSteel Partners Holdings, L.P., a global diversified holding company that engages or has interests in a variety of operating businesses through its subsidiary companies.  He has been associated with Steel Partners LLC and its affiliates since August 1999.  He has been the Chairman of the Board of Point Blank Solutions, Inc., a designer and manufacturer of protective body armor, since August 2008, CEO since September 2009 and was Acting CEO from April 2009 to August 2009.  He was an Executive Vice President of SP Acquisition Holdings, Inc., a company formed for the purpose of acquiring one or more businesses or assets (“SP Acquisition”), from February 2007 until October 2009.  Mr. Henderson has been a director (and currently Chairman of the Board) of GenCorp Inc., a manufacturer of aerospace and defense systems, with a real estate segment that includes activities to the entitlement, sale and leasing of its excess real estate assets, since March 2008.  He served as a director of BNS Holding, Inc., a holding company that owned a majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, between June 2004 and May 2010.  Mr. Henderson also served as a director of SL Industries, Inc., a designer, manufacturer and marketer of power electronics, motion control, power protection and specialized communication equipment (“SL Industries”), from January 2002 to March 2010.  He was a director of Angelica Corporation, a provider of healthcare linen management services, from August 2006 to August 2008.  Mr. Henderson was a director and CEO of the predecessor entity of Steel Partners Holdings L.P. from June 2005 to April 2008, President and COO from November 2003 to April 2008, and was the Vice President of Operations from September 2000 to December 2003.  He was also the CEO of WebBank, a wholly-owned subsidiary of SPH, from November 2004 to May 2005.  He was a director of ECC International Corp., a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operation procedures on military weapons, from December 1999 to September 2003 and was acting CEO from July 2002 to March 2003.  Mr. Henderson has been the President of Gateway Industries, Inc., a provider of database development and web site design and development services, since December 2001.  From January 2001 to August 2001, he was President of MDM Technologies, Inc., a direct mail and marketing company.  Mr. Henderson’s extensive experience advising and managing public companies provides the Board of Directors with well-developed leadership skills and ability to promote the best interests of shareholders.

General Merrill A. McPeak has been a member of the Company’s Board of Directors since April 27, 2005.  General McPeak is the President of McPeak and Associates, a management-consulting firm he founded in 1995.  General McPeak was Chief of Staff of the Air Force from November 1990 to October 1994, when he retired from active military service.  General McPeak was for several years Chairman of ECC.  He has been a director of Point Blank Solutions since August 2008 and has served as a director of several other public companies, including Tektronix, Inc. and TWA.  Currently, General McPeak is Chairman of the Board of Ethicspoint, Inc., a company providing confidential corporate governance compliance and whistleblower reporting services.  He is a director of Miller Petroleum, Inc., a public company engaged in oil and gas exploration, production and related property management.  He is also a director of Sensis Corp., a privately held manufacturer of military radars and civilian air traffic control systems.  He is an investor in and director of several public and private companies in the early development stage.  General McPeak received a Bachelor of Arts degree in economics from San Diego State College and a Master of Science degree in international relations from George Washington University.  He is a member of the Council on Foreign Relations, New York City.General McPeak brings to the Board of Directors extensive experience in management consulting and a successful military career, including his position as Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff, during which time he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad and advised the Secretary of Defense, the National Security Council and the President of the United States.  In addition, General McPeak currently serves or has served in the past on the Board of Directors of a number of publicly traded companies.

James A. Risher has been a member of the Company’s Board of Directors since April 27, 2005.  On August 31, 2006 Mr. Risher became the President and CEO of the Company.  On August 28, 2009, Mr. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009.  Mr. Risher continues to serve as a director of the Company.  Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998.  From February 2001 to May 2002, Mr. Risher served as Chairman and Chief Executive Officer of BlueStar Battery Systems International, Inc., a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets.  From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry.  He also served as Chairman of Exide from December 1997 to July 1998.  Mr. Risher has also been a director of SL Industries, Inc. since May 2003and was a director of New Century Equity Holdings Corp., a holding company seeking to acquire a new business, from October 2004 to January 2010.As a former President and CEO of the Company and with previous experience in the management of several companies, Mr. Risher provides the Board of Directors with intimate knowledge of the Company and the industries in which it operates.

John J. Quicke was appointed as the Company’s President and Chief Executive Officer on September 1, 2009 and a member of the Company’s Board of Directors on September 17, 2009.  Mr. Quicke has served as a director of WHX Corporation since July 2005 and as a Vice President of WHX Corporation since October 2005.  Mr. Quicke served as the President and Chief Executive Officer of Bairnco Corporation, a subsidiary of WHX Corporation, from April 2007 to December 2008.  He is a Managing Director and operating partner of Steel Partners LLC, A Delaware limited liability company (“Steel Partners”).  Mr. Quicke has been associated with Steel Partners and its affiliates since September 2005.  He has served as a director of Rowan Companies, Inc., a contract drilling company, since January 2009.  He has served as a director of ADPT Corporation since December 2007 and as the Interim President and Chief Executive Officer since January 2010.  He served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008.  Mr. Quicke served as Chairman of the Board of NOVT Corporation from April 2006 to January 2008, and served as President and Chief Executive Officer of NOVT Corporation from April 2006 to November 2006.  Mr. Quicke also served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007.  He served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and as Vice Chairman and Executive Officer of Sequa Corporation from March 2004 to March 2005.  As Vice Chairman and Executive Officer of Sequa Corporation, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company.  From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners II, L.P. and explored other business opportunities.  Mr. Quicke is a Certified Public Accountant and a member of the AICPA.Mr. Quicke brings to the Board of Directors significant managerial experience and technical expertise, having served in senior management positions and as a director of several public companies, in addition to being a Certified Public Accountant and member of the AICPA.

Mark A. Zorko has served as our Chief Financial Officer from August 30, 2006.  From 2000 to 2010, he was a CFO Partner at Tatum, LLC, a professional services firm where he has held financial leadership positions with public and private client companies.  From 1996 to 1999, Mr. Zorko was Chief Financial Officer and Chief Information Officer for Network Services Co., a privately held distribution company.  His prior experience includes Vice President, Chief Financial Officer and Secretary of Comptronix Corporation, a publicly held electronic system manufacturing company, corporate controller for Zenith Data Systems Corporation, a computer manufacturing and retail electronics company, and finance manager positions with Honeywell, Inc.  Mr. Zorko was a senior staff consultant with Arthur Andersen & Co.  Mr. Zorko served in the Marine Corps. from 1970 to 1973.  He is on the Board of Directors of MFRI, Inc, and chairs the audit committee.  Mr. Zorko is on the audit committee for Opportunity Int’l, a microfinance bank, and on the Finance Committee for the Alexian Brothers Health System.  Mr. Zorko earned a BS degree in Accounting from The Ohio State University, an MBA from the University of Minnesota, and completed the FEI’s Chief Financial Officer program at Harvard University.  He is a Certified Public Accountant and a member of the National Association of Corporate Directors.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS: IDENTIFICATION OF AUDIT COMMITTEE FINANCIAL EXPERT.

The Board of Directors has a standing Audit Committee, the members of which are T. Scott Avila (chairman) and General Merrill McPeak.  The Board of Directors has determined that Mr. Avila is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.  Although the Company is currently not listed on any exchange,Mr. Avila and Gen. McPeak are considered to be “independent directors” as defined in Rule 5605 of the Marketplace Rules of the NASDAQ Stock Market.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Principal Executive Officer and Principal Financial and Accounting Officer.  The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, www.delglobal.com.  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to Del Global Technologies Corp., 100 Pine Aire Drive, Bay Shore, NY 11706, Attn: Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “Commission”).  Such officers, directors and 10% shareholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended July 31, 2010, there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders, except as set forth below:

Mr. Risher filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on January 8, 2010 on January 20, 2010.

Steel Partners Holdings L.P., Steel Partners II, L.P., Steel Partners LLC and Warren G. Lichtenstein jointly filed an amended Statement of Changes in Beneficial Ownership of Securities to include a transaction that occurred on January 5, 2010 on February 25, 2010.

ITEM 11               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the elements of compensation paid to each of the named executive officers who served in the fiscal year ended July 31, 2010.  The discussion focuses primarily on the information contained in the following tables and related footnotes, but may also describe compensation actions taken before or after the last completed fiscal year to the extent that such discussion enhances understanding of our compensation philosophy or policies.  The Compensation Committee of the Board, which we refer to in this discussion as the “Committee”, oversees the design and administration of our executive compensation program.

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

With respect to the CEO, the Committee reviews and approves corporate goals and objectives, evaluates the CEO’s performance against these objectives, and based on that evaluation makes recommendations to the Board regarding the CEO’s compensation level, or in the case of our current CEO, the terms of the management services agreement with SP Corporate Services, LLC (“SP Corporate Services”), effective as of September 1, 2009 (the “Services Agreement”), pursuant to which SP Corporate Services provides the non-exclusive services of John J. Quicke to serve as the Company’s CEO and President.

The CEO participates, together with the Committee, in the executive compensation process by:

●	approving perquisites valued at less than $10,000 per year (all perquisites valued at greater than this amount are still approved by the Committee);

●	participating in informal discussions with the Committee regarding satisfaction of performance criteria by executive officers, other than the CEO;

●	providing the Board with recommendations as to who should participate in the Del Global Incentive Stock Plan and the size of option grants to such participants; and

●	assigning annual budget goals and other objectives that determine bonus awards for the CFO.

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

RELATIONSHIP OF COMPANY PERFORMANCE TO EXECUTIVE COMPENSATION

When determining executive compensation, the Committee also takes into account the executives’ performance in special projects undertaken during the past fiscal year, contribution to improvements in our financial situation, development of new products, marketing strategies, manufacturing efficiencies and other factors.  During the 2010 fiscal year, the Committee focused particularly on progress with respect to improvement in the Company’s revenue growth, operating earnings and the development of a long-term strategic plan for the Company that provides a platform for growth and a return to shareholders.

Satisfaction of certain performance criteria (including initiative, contribution to overall corporate performance and managerial ability) is evaluated after informal discussions with other members of the Board and, for all of the executives other than the CEO, after discussions with the CEO.  No specific weight or relative importance was assigned to the various qualitative factors and compensation information considered by the Committee.  Accordingly, the Company’s compensation policies and practices may be deemed subjective, within an overall published framework based on both the financial and non-financial factors.

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

1.  MANAGEMENT SERVICES AGREEMENT AND BASE SALARY

Pursuant to the Management Services Agreement, we pay SP Corporate Services $30,000 per month (the “CEO Fee”) for the services of John J. Quicke, our President and CEO.  The CEO Fee may be adjustable annually upon mutual agreement by us and SP Corporate Services or at other times upon the amendment of the services to be provided by John J. Quicke.  Our base salary levels and the CEO Fee reflect a combination of factors, including competitive pay levels relative to our peers, the executive’s experience and tenure, our overall annual budget for merit increases and pre-tax profit, the executive’s individual performance, and changes in responsibility.  Base salaries and the CEO Fee are reviewed annually by the Committee at the beginning of the year, but are not automatically increased annually.  We do not target base salary or the CEO Fee at any particular percent of total compensation.  The base salary for our CFO and former CEO are set forth in their employment agreements, which are described in more detail below.

2.  ANNUAL CASH BONUSES

The purpose of the annual cash bonus is to provide a competitive annual cash incentive opportunity that rewards both the Company’s performance toward corporate goals and objectives and also individual achievements.  The annual bonus is a short-term annual incentive paid in cash pursuant to arrangements that cover all executive officers, including the CEO, and provide that a bonus will be paid upon achieving the Company’s annual budget goals.  For fiscal year 2010, the Committee determined that bonuses would be paid out upon the achievement of improvement of revenue and operating income as compared to fiscal year 2010 business plan with targets set for the CEO and CFO of 70% and 45% of their annual base salary respectively.  Incentive targets for fiscal year 2010 were not achieved and as a result, the CEO and CFO did not receive an annual bonus.

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

For the fiscal year ended July 31, 2010, no options to purchase the Company’s common stock were granted under the terms of the DGTC Plan.

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

For the fiscal year ended July 31, 2010, under the terms of the 2007 Plan, the Company granted (a) John J. Quicke options to purchase 200,000 shares of the Company’s common stock and (b) Mark A. Zorko an option to purchase 30,000 shares of the Company’s common stock.

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

FISCAL YEAR 2010 COMPENSATION DECISION

For fiscal year 2010, the Committee conducted an evaluation of the performance of the CEO and the CFO against pre-established goals.  Based upon these evaluations, decisions were made regarding salary increases and annual bonuses.  As a result, no salary increases were granted for fiscal year 2010.  Incentive targets for fiscal year 2010 were not achieved and as a result, the CEO and CFO did not receive an annual bonus.

In keeping with our philosophy of aligning management and the shareholder interests and consideration of the future contributions expected of the executive officers, the Committee granted long-term equity incentives to the CEO and CFO.  See the “Grants of Plan-Based Awards Table” for equity granted to the Named Executive Officers in fiscal year 2010.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, paid or earned by the following type of executive officers for each of the Company’s last three completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended July 31, 2010; (ii) individuals who served as, or acted in the capacity of, the Company’s principal financial officer for the fiscal year ended July 31, 2010; (iii) the Company’s three most highly compensated executive officers, other than the principal executive officer and principal financial officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2010; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended July 31, 2010 (of which there were none).  We refer to these individuals collectively as our named executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)		Stock Awards	Option Awards(3)	All Other Compensation(2)	Total
John J. Quicke, Chief Executive Officer (5)	2010	$345,000		$-	$-	$77,394	$-	$422,394

James A. Risher, Chief Executive Officer (4)	2010	$38,975		$-	$-	$8,583	$145,418	$192,976
	2009	$318,722		$-	$-	$33,500	$116,256	$468,478
	2008	$319,743		$-	$-	$95,697	$125,944	$541,384

Mark A. Zorko, Chief Financial Officer	2010	$245,000	$		$-	$12,875	$37,513	$295,388
	2009	$250,864		$-	$-	$13,400	$7,717	$271,981
	2008	$246,571		$-	$-	$38,159	$8,575	$293,305

(1)	The figures reported in the salary and bonus columns represent amounts earned and accrued for each year.

(2)	The amounts in this column include the following executive perquisites and other compensation for fiscal years 2010, 2009 and 2008:

Name	Benefit	2010		2009		2008
John J. Quicke (5)

James A. Risher (4)	Severance	$106,666		$-		$-
	Living allowance	24,240		71,165		72,720
	Tax Gross-Ups	14,512		45,091		53,224
		$145,418		$116,256		$125,944

Mark A. Zorko	Bonus for discontinued operations	$30,000		$-		$-
	Car Allowance	6,900		6,900		6,900
	401 (k) Match	613	(2)(c)	817	(2)(c)	1,675	(2)(c)
		$37,513		$7,717		$8,575

Notes:

2(c)	Company-matching contribution of 50% of the first 4% of salary. Accelerated vesting schedule (100% vested in Company contributions after three (3) years of employment).

(3)
Reflects the aggregate grant date fair value of option awards granted during a calendar year calculated in accordance with ASC 718. Refer to Note 10 Shareholders' Equity in Item 8 "Stock Option Plan and Warrants" for details in stock option terms, ASC 718 valuation techniques and assumptions and the fair value of stock options granted.

(4)
On August 28, 2009, James A Risher resigned his position as President and Chief Executive Officer of the Company effective August 31, 2009.  Mr. Risher will continue to serve as a director of the Company.  Mr. Risher continued to receive as severance his base salary and living allowance through December 31, 2009, and the Company continued to pay for Mr. Risher’s medical plan through December 31, 2009.

(5)
On August 28, 2009, John J. Quicke was appointed to serve as President and Chief Executive Officer of the Company, effective September 1, 2009.  As discussed above, we pay SP Corporate Services for the services of Mr. Quicke.

Fiscal Year Ended July 31, 2010 Grants of Plan-Based Awards:

(a)	(b)	(i)	(j)	(k)	(l)
		All Other Stock Awards:	All Other Option Awards:

Name	Grant Date	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
John J. Quicke, Chief Executive Officer	08/28/2009	-	100,000(2)	$0.51	$34,478
	01/08/2010	-	100,000(2)	$0.65	42,916

James A. Risher, Former Chief Executive Officer(1)	1/08/2010	-	20,000(2)	0.65	8,583

Mark A. Zorko, Chief Financial Officer	1/08/2010	-	30,000(2)	0.65	12,875

(1)	On August 28, 2009, James A. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009.

(2)	Granted pursuant to the Company’s 2007 Plan.

These stock options vest and become exercisable as to 25% of such shares on the date of the option grant and 25% on each of the first, second and third anniversaries of the date of the grant.

EMPLOYMENT AGREEMENTS

A.           James A. Risher Employment Agreements

Mr. Risher had an employment agreement, which expired on August 31, 2009.  On August 28, 2009, James A. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009.  Mr. Risher will continue to serve as a director of the Company.  In connection with the termination of his employment, Mr. Risher received as severance his base salary and living allowance through December 31, 2009, and the Company paid for Mr. Risher’s medical plan through December 31, 2009.

B.           Mark A. Zorko Employment Agreement

The Company and Mr. Zorko entered into a Letter Agreement, dated August 30, 2006 (the “Zorko Employment Agreement), which remains in effect as of the date hereof, and provides for Mr. Zorko’s employment with the Company as its Chief Financial Officer.  Pursuant to the Zorko Employment Agreement, Mr. Zorko is entitled to an annual salary of $245,000 and received an option grant to purchase 60,000 shares of the Company’s common stock pursuant to and in accordance with the Company’s DGTC Plan.  Mr. Zorko is also entitled to receive an automobile allowance of $575 per month.  In addition, Mr. Zorko was eligible to receive an annual incentive bonus with a target of 45% of his annual base salary based upon achieving the Company’s annual budget and attaining specific objectives assigned by the CEO of the Company.  As a result of the Company not achieving these specific objectives in fiscal year 2010, 2009 or 2008, Mr. Zorko did not receive an incentive bonus for either fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END:

Option Awards								Stock Awards

(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John J. Quicke, Chief Executive Officer	25,000	(3)	75,000	(3)	-	$0.51	08/28/19
	25,000	(3)	75,000	(3)	-	$0.65	01/08/20

James A. Risher, Chief Executive Officer	25,000	(2)	-	(2)	-	2.70	4/26/15
	10,000	(2)	-	(2)	-	2.26	6/13/16
	120,000	(2)	-		-	1.50	8/31/16
	37,500	(3)	12,500	(3)		2.70	9/17/17
	25,000	(3)	25,000	(3)		1.00	12/16/18
	5000	(3)	15,000	(3)	-	0.65	1/08/20

Mark A. Zorko, Chief Financial Officer	60,000	(2)	-		-	1.50	8/31/16
	20,000	(2)	-		-	2.00	11/17/16	-	-	-	-
	15,000	(3)	5,000	(3)		2.70	9/17/17
	10,000	(3)	10,000	(3)	-	1.00	12/16/18
	7,500	(3)	22,500	(3)	-	0.65	1/08/20

(1)	The exercise price per share of each option was equal to the closing price of the shares of Common Stock on the date of grant.

(2)	Granted pursuant to the Company’s DGTC Plan.

(3)	Granted pursuant to the Company’s 2007 Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

Separation Agreements with Current and Certain Former Named Executive Officers.

James A. Risher

Mr. Risher’s employment agreement terminated on August 31, 2009.  On August 28, 2009, James A. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Merrill A. McPeak as Chairman ,and T. Scott Avila.  During the fiscal year ended July 31, 2010, the Compensation Committee consisted of Merrill A. McPeak as Chairman, and T. Scott Avila.  Gerald M. Czarnecki also served as a member of the Compensation Committee until his resignation, effective April 1, 2010..  None of these individuals were at any time during the fiscal year ended July 31, 2010 or at any other time one of our officers or employees.  Other than Mr. Quicke, the Company’s CEO, none of our executive officers serve as a member of the Board or the Compensation Committee of any other entity which has one or more executive officers serving as a member of our Board or Compensation Committee

FISCAL YEAR ENDED JULY 31, 2010 DIRECTOR COMPENSATION:

(a)	(b)	(d)	(g)	(h)
Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)

T. Scott Avila (4)	36,500	6,302		42,802
Gerald M. Czarnecki* (4)	15,500	28,063 (5)	-	43,563
James R. Henderson (Chairman) (4)	31,000 (3)	17,833	-	48,833
General Merrill A. McPeak (4)	38,000	14,005	-	52,005
James A. Risher	26,500	32,277	-	58,777

*	Mr. Czarnecki resigned from the Board of Directors, effective April 1, 2010.

(1)	Fees consist of:

●	Each non-employee director receives an annual retainer of $20,000;

●
Each non-employee director receives an additional fee of $1,000 per each full length Board meeting attended (with lesser compensation for telephonic meetings, at the discretion of the chair of the Board or committee, as applicable);

●	Each non-employee member of each standing committee receives a fee of $500 per each full-length committee meeting attended; and $250 for shorter duration committee meetings attended; and

●
Chairs of the Board and the various standing committees, excepting the Audit Committee, receives double meeting fees.  In lieu of the foregoing, the Chair of the Audit Committee receives an additional $1,000 per Audit Committee meeting.

(2)
During fiscal 2010, Mr. Avila received a grant to purchase 25,000 shares of the Company’s common stock at a weighted average exercise price of $0.70 per share and an aggregate fair value of $11,483; Mr. Czarnecki received a grant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.65 per share and an aggregate fair value of $10,729; Mr. Henderson received grants to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.65 per share and aggregate fair values of $12,875; General McPeak received a grant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.65 per share and an aggregate fair value of $10,729 and Mr. Risher received a grant to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.65 per share and an aggregate fair value of $8,583.  The dollar amounts in this column reflect the dollar amounts recognized for all options for financial statement reporting purposes with respect to the fiscal year in accordance with ASC 718.  Refer to Footnote 10 Shareholders’ Equity in “Stock Option Plan and Warrants” in the Notes to the Consolidated Financial Statements (audited), included elsewhere in this Annual Report on Form 10-K, for details of stock option plan vesting terms, ASC 718 valuation techniques and assumptions and the fair value of stock options granted.

(3)
In addition to the above meeting fees, the Chairman of the Board receives $750 per each day other than Board meeting days where he or she spends more than half of such day working at the Company facilities.  This amount is included in the amount reflected in Column (b).

(4)
At July 31, 2010, Mr. Avila held an aggregate of 50,000 options to purchase the Company’s Common Stock, of which 18,750 were exercisable; Mr. Czarnecki held an aggregate of 100,000 options to purchase the Company’s Common Stock, all of which were exercisable; Mr. Henderson held an aggregate of 166,000 options to purchase the Company’s Common Stock, of which 132,250 were exercisable; Mr. McPeak held an aggregate of 96,000 options to purchase the Company’s Common Stock, of which 68,625 were exercisable; and Mr. Risher held an aggregate of 275,000 options to purchase the Company’s Common Stock, of which 222,500 were exercisable.

(5)
On February 5, 2010, Gerald M. Czarnecki resigned as Director, effective April 1, 2010.  The Board approved the accelerated vesting of his stock options, resulting in recognition of the remaining unrecognized stock option compensation expense.

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

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management certain Executive Compensation and Compensation Discussion and Analysis provisions to be included in this Annual Report filed on Form 10-K, filed pursuant to the Exchange Act.  Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Executive Compensation and Compensation Discussion and Analysis provisions referred to above be included in this Annual Report.

Submitted by the Compensation Committee of the Board of Directors

General Merrill A. McPeak, Chairman
T. Scott Avila

This Compensation Committee Report is not deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either such Acts.

ITEM 12                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders:

Stock Option Plan	2,563,190	$2.88	54,875

Equity compensation plans not approved by security holders			None

(1)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at September 27, 2010 by each person or entity (including any “Group” as such term is used in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock.  The percentage ownership of each beneficial owner is based upon 22,718,306 shares of Common Stock issued and outstanding as of September 27, 2010 plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the SEC by such persons or upon information otherwise provided by such persons to the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of Class

Steel Partners Holdings, L.P. Warren G. Lichtenstein c/o Steel Partners II, L.P. 590 Madison Avenue 32nd Floor New York, NY 10022	6,812,234 (2)	30.0%

(1)	Unless otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown as beneficially owned by him or it.

(2)
According to information contained in Amendment No. 24 to Schedule 13D filed jointly on June 21, 2010, with the SEC by Mr. Lichtenstein, Steel Partners II, L.P., a Delaware limited partnership (“SP II”), Steel Partners Holdings L.P., a Delaware limited partnership (“SPH”), Steel Partners LLC, a Delaware limited liability company (“Steel Partners”), James R. Henderson and John J. Quicke: (i) as of the close of business on June 18, 2010, SP II owned directly 6,754,942 shares of Common Stock.  By virtue of their relationships with SP II, as described below, each of SPH, Steel Partners and Warren G. Lichtenstein may be deemed to beneficially own the shares owned directly by SP II; and (ii) as of the close of business on June 18, 2010, SPH owned directly 57,292 shares of Common Stock.  By virtue of their relationships with SPH, as described below, each of Steel Partners and Warren G. Lichtenstein may be deemed to beneficially own the shares owned directly by SPH.  SPH is the sole limited partner of SP II.  Steel Partners is the manager of SPII and SPH.  Warren G. Lichtenstein is the manager of Steel Partners.  James R. Henderson is a Managing Director and operating partner of Steel Partners.  Mr. Henderson is also a director of the Company.  John J. Quicke is a Managing Director and operating partner of Steel Partners.  Mr. Quicke is also President and Chief Executive Officer and a director of the Company.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at September 27, 2010 by (i) each director; (ii) each Named Executive Officer of the Company and (iii) by all directors and executive officers of the Company as a group.  The percentage ownership of each beneficial owner is based upon 22,718,306 shares of Common Stock issued and outstanding as of September 27, 2010, plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the Commission by such persons or upon information otherwise provided by such persons to the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class

Mark A. Zorko	177,500	(2)	*
T. Scott Avila	18,750	(2)	*
James A. Risher	254,000	(2)	1.11
James R. Henderson(3)	132,250	(2)	*
Merrill A. McPeak	109,741	(2)	*
John J. Quicke(4)	75,000	(2)	*
All Directors and Executive Officers as a group (6 persons)	767,241	(2)	3.28%

* Represents less than 1% of the outstanding shares of our Common Stock

(1)	Unless otherwise noted, each director and executive officer has sole voting and investment power with respect to the shares shown as beneficially owned by him.

(2)
Includes shares of our common stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of October 1, 2010, in the following amounts: Mark A. Zorko — 117,500, T. Scott Avila — 18,750, James A. Risher — 235,000, James R. Henderson — 132,250, Merrill A. McPeak -- 68,625 and John J. Quicke — 75,000.

(3)
Mr. Henderson is a Managing Director and operating partner of Steel Partners and disclaims beneficial ownership of the (i) 6,754,942 shares of Common Stock owned directly by SP II and (ii) 57,292 shares of Common Stock owned directly by SPH.

(4)
Mr. Quicke is a Managing Director and operating partner of Steel Partners and disclaims beneficial ownership of the (i) 6,754,942 shares of Common Stock owned directly by SP II and (ii) 57,292 shares of Common Stock owned directly by SPH.

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

SP Corporate Services is an affiliate of Steel Partners.  Mr. Quicke is a Managing Director and operating partner of Steel Partners.  James Henderson, Chairman of the Company’s Board of Directors, is a Managing Director and operating partner of Steel Partners.  Steel Partners is the manager of SP II, which reported in a Schedule 13D with respect to its investment in the Company, originally filed with the SEC on September 26, 2002 and subsequently amended, most recently on June 21, 2010, that it owns approximately 30.0% of the Company’s outstanding common stock.

The Services Agreement was unanimously approved by the Company’s disinterested directors and the Audit Committee of the Board of Directors, and SP Corporate Services will be subject to the supervision and control of the Company’s disinterested directors while performing its obligations under the Services Agreement.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

During fiscal 2010, the Company had a policy for the review of transactions in which the Company was a participant, the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any of the Company’s directors or executive officers, or their immediate family members, had a direct or indirect material interest.  Any such related person transaction was to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. While this policy was not in writing during fiscal 2010, the Company’s Board of Directors was responsible for approving any such transactions and the CEO was responsible for maintaining a list of all existing related person transactions.  Other than the transaction described above, the Company had no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant, where the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and any director, executive officer or any of their immediate family members had a material direct or indirect interest reportable under applicable SEC rules or that required approval of the Board of Directors under the Company’s Related Person Transaction Policy.

DIRECTOR INDEPENDENCE

Although the Company is currently not listed on any exchange, the Board of Directors has determined that three of the members of the Board of Directors, Mr. Henderson, Gen. McPeak and Mr. Avila, and former member of the Board of Directors, Mr. Czarnecki, are “independent” as defined in Rule 5605 of the Listing Rules of the NASDAQ.  Committee membership of the Company’s directors is as follows:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
James R. Henderson*	-	-	Chair
General Merrill A. McPeak*	X	Chair	X
T. Scott Avila*	Chair	X	X
John J. Quicke	-	-	-
James A. Risher	-	-	-
Gerald M. Czarnecki*/**	Former Chair**	Former Member**	Former Member**

*	Independent
**	Mr. Czarnecki resigned from the Board of Directors, effective April 1, 2010.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended July 31, 2010, and August 1, 2009, for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years and for assistance with other registration statement filings made by the Company during those fiscal years were $341,366 and $296,753, respectively.

Audit-Related FeesFor the fiscal year ended August 2, 2008, fees billed by BDO USA, LLP for due diligence related services related to a potential business acquisition was approximately $99,600.  There were no fees for other professional services rendered during the fiscal years ended August 1, 2009.

Tax Fees – There were no fees billed by BDO USA, LLP for tax services for the fiscal years ended July 31, 2010 and August 1, 2009.

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services.  Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  The Audit Committee has approved all fees and advised us that it has determined that the non-audit services rendered by BDO USA, LLP during our most recent fiscal year are compatible with maintaining the independence of such auditors.

PART IV

ITEM 15                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.           FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

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

F-i

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

4.21	First Amendment to Rights Agreement dated as of November 26, 2008 by and between Del Global Technologies Corp. and Continental Stock Transfer & Trust Company, as rights agent. Filed as Exhibit 4.1 to Del Global Technologies Corp. Current Report on Form 8-K filed November 26, 2008 and incorporated herein by reference.

4.22*
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

10.8
Lease and Guaranty of Lease dated May 25, 1994 between Leshow Enterprises and BertanHigh Voltage Corp. Filed as Exhibit 2.5 to Del Electronics Corp. Current Report on Form 8-K dated June 10, 1994 and incorporated herein by reference.

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

10.19
Private Contract between BancaMediocredito S.p.A and Villa Sistemi Medicali S.p.A. dated November 4, 1998 in the principal amount of 3 billion Lire.  Filed as Exhibit 10.19 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

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

v

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

10.69*
Management Services Agreement, dated as of September 1, 2009, by and between Del Global Technologies Corp. and SP Corporate Services, LLC.  Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed October 15, 2009 and incorporated herein by reference.

10.70
Waiver, Consent and Second Amendment dated as of November 3, 2009, to the Amended and Restated Loan and Security Agreement, dated as of May 25, 2007, among the Del Global Technologies Corp., RFI Corporation, Del Medical Imaging Corp. and Capital One Leveraged Finance Corp. formerly known as North Fork Business Capital Corporation.  Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed November 6, 2009 and incorporated herein by reference.

10.71
Asset Acquisition Agreement dated as of November 24, 2009 by and among Del Global Technologies Corp., Del Medical Imaging Corp., Del Medical, Inc. and U.M.G. Inc.  Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed December 1, 2009 and incorporated herein by reference.

21.1**	List of Subsidiaries

23.1**	Consent of BDO USA, LLP.

31.1**	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

*	Represents a management contract or compensatory plan or arrangement.

**	Filed herewith

x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.

October 4, 2010	By:	/s/ John J. Quicke
		Name:	John J. Quicke
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

October 4, 2010	By:	/s/ Mark A. Zorko
		Name:	Mark A. Zorko
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ James R. Henderson	Director-Chairman	October 4, 2010
James R. Henderson
/s/ Merrill A. McPeak	Director	October 4, 2010
Merrill A. McPeak
/s/ James A. Risher	Director	October 4, 2010
James A. Risher
/s/ T. Scott Avila	Director	October 4, 2010
T. Scott Avila

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Del Global Technologies Corp.
Bay Shore, New York

We have audited the accompanying consolidated balance sheets of Del Global Technologies Corp. and subsidiaries as of July 31, 2010 and August 1, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Global Technologies Corp. and subsidiaries as of July 31, 2010 and August 1, 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois
October 4, 2010

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

	JULY 31, 2010	AUGUST 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,987	$7,983
Trade receivables (net of allowance for doubtful accounts of $1,214 and 1,648 for 2010 and 2009, respectively)	12,925	18,043
Inventories (net of allowance for excess and obsolete of $2,536 and $4,496 for 2010 and 2009, respectively)	9,123	16,004
Prepaid expenses and other current assets	2,770	1,719
Total current assets	28,805	43,749
NON-CURRENT ASSETS:
Property plant and equipment, net	5,254	6,305
Deferred income taxes	415	611
Goodwill	4,526	4,526
Other assets	29	71
Total non-current assets	10,224	11,513
TOTAL ASSETS	$39,029	$55,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loan	$135	$7,492
Current portion of long-term debt	1,973	1,653
Accounts payable – trade	5,643	7,304
Accrued expenses	3,643	5,239
Total current liabilities	11,394	21,688
NON-CURRENT LIABILITIES:
Long-term debt, less current portion	95	2,385
Other long-term liabilities	1,763	2,561
Total non-current liabilities	1,858	4,946
Total liabilities	13,252	26,634
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock -- $.10 par value; authorized – 50,000,000 shares; issued – 24,897,723 shares at July 31, 2010 and August 1, 2009	2,490	2,490
Additional paid-in capital	80,979	80,739
Treasury shares – 2,182,323 shares at July 31, 2010 and August 1, 2009, at cost	(7,176)	(7,176)
Accumulated other comprehensive income	(214)	2,065
Accumulated deficit	(50,302)	(49,490)
Total shareholders’ equity	25,777	28,628
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,029	$55,262

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FISCAL YEARS ENDED
	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008
NET SALES	$56,168	$52,885	$80,719
COST OF SALES	42,118	39,239	58,291
GROSS MARGIN	14,050	13,646	22,428
Selling, general and administrative	8,577	8,078	10,248
Research and development	2,054	1,992	2,488
Litigation settlement costs	-	2,536	60
Total operating expenses	10,631	12,606	12,796
OPERATING INCOME	3,419	1,040	9,632
Interest expense (net of interest income of $64, $58 and $141 in 2010, 2009 and 2008, respectively)	(418)	(294)	(313)
Other income (expense)	444	265	185
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,445	1,011	9,504
Income tax provision	1,100	995	3,177
INCOME FROM CONTINUING OPERATIONS	2,345	16	6,327
Discontinued operations, net of taxes	(3,157)	(4,144)	(3,350)
NET INCOME (LOSS)	$(812)	$(4,128)	$2,977

NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.10	$-	$0.26
Discontinued operations	(0.14)	(0.18)	(0.14)
Net income (loss)	$(0.04)	$(0.18)	$0.12
Weighted average shares outstanding	22,718	23,286	24,196

NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.10	$-	$0.26
Discontinued operations	(0.14)	(0.18)	(0.14)
Net income (loss)	$(0.04)	$(0.18)	$0.12
Weighted average shares outstanding	22,718	23,286	24,646

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEARS ENDED
	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(812)	$(4,128)	$2,977
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	971	1,090	1,076
Deferred income tax provision	129	67	384
Loss on sale of property plant and equipment	37	26	3
Write down of assets of discontinued operations to net realizable value	673
Non cash litigation settlement costs	-	-	450
Stock based compensation expense	240	341	481
Goodwill impairment	-	-	1,911
Changes in operating assets and liabilities:
Trade receivables	3,582	5,133	(1,832)
Inventories	5,470	1,193	5,667
Prepaid expenses and other current assets	(1,372)	249	(333)
Other assets	38	36	85
Accounts payable – trade	(963)	(4,069)	(6,563)
Accrued expenses	(1,302)	(2,329)	241
Payment of accrued litigation settlement costs	-	(60)	(390)
Income taxes payable	32	-	(2,003)
Other long-term liabilities	(518)	(416)	(428)
Net cash provided by (used in) operating activities	6,205	(2,867)	1,726

CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(848)	(611)	(1,208)
Net cash used in investing activities	(848)	(611)	(1,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under short-term credit facilities	63	7,400	-
Repayment under short-term credit facilities	(7,400)	94	-
Repayment of long-term debt	(1,629)	(1,563)	(1,184)
Proceeds from warrant exercises	-	-	91
Proceeds of stock option exercises	-	-	46
Purchase of treasury share	-	(1,561)	-
Net cash provided by (used in) financing activities of continuing operations	(8,966)	4,370	(1,047)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(387)	(737)	497
CASH AND CASH EQUIVALENTS (DECREASE) INCREASE FOR THE YEAR	(3,996)	155	(32)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	7,983	7,828	7,860
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$3,987	$7,983	$7,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$482	$352	$454
Cash paid during the period for income taxes	1,092	1,123	4,817

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

				ACCUMULATED
	COMMON		ADDITIONAL	OTHER
	STOCK ISSUED		PAID-IN	COMPREHENSIVE	ACCUMULATED	TREASURY STOCK
	SHARES	AMOUNT	CAPITAL	INCOME	DEFICIT	SHARES	AMOUNT	TOTAL
BALANCE, JULY 28, 2007	24,753,526	$2,475	$79,726	$1,880	$(48,339)	622,770	$(5,546)	$30,196
Stock option exercises	83,181	9	106	-	-	31,694	(69)	46
Stock warrant exercises	61,016	6	85	-	-	-	-	91
Stock compensation	-	-	481	-	-	-	-	481
Comprehensive income:
Net income	-	-	-	-	2,977	-	-	2,977
Foreign currency adjustments	-	-	-	2,372	-	-	-	2,372
Total comprehensive income	-	-	-	-	-	-	-	5,349

BALANCE, AUGUST 2, 2008	24,897,723	2,490	80,398	4,252	(45,362)	654,464	(5,615)	36,163
Stock compensation	-	-	341	-	-	-	-	341
Purchase of treasury shares						1,527,859	(1,561)	(1,561)
Comprehensive income:
Net loss	-	-	-	-	(4,128)	-	-	(4,128)
Foreign currency adjustments	-	-	-	(2,187)	-	-	-	(2,187)
Total comprehensive loss	-	-	-	-	-	-	-	(6,315)

BALANCE, AUGUST 1, 2009	24,897,723	2,490	80,739	2,065	(49,490)	2,182,323	(7,196)	28,628
Stock compensation	-	-	240	-	-	-	-	240
Comprehensive income:
Net loss	-	-	-	-	(812)	-	-	(812)
Foreign currency adjustments	-	-	-	(2,279)	-	-	-	(2,279)
Total comprehensive loss	-	-	-	-	-	-	-	(3,091)
BALANCE, JULY 31, 2010	24,897,723	$2,490	$80,979	$(214)	$(50,302)	2,182,323	$(7,176)	$25,777

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

In fiscal year 2010, the Board of the Company decided to exit the Del Medical U.S. business unit.  The business was sold on November 24, 2009.  It is reflected as a discontinued operation in the financial statements of the Company and prior years have been restated (see Note 2).  This business is part of the Company’s Medical Systems Group, however, this decision did not include or impact the operations of our Villa subsidiary which will make up the whole of the Medical Systems Group going forward.

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

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

We have evaluated subsequent events through the time of filing this Form 10-K with the Securities and Exchange Commission (“SEC”).

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

At July 31, 2010, the Company’s market capitalization was below tangible book value.  While the market capitalization decline was considered in the Company’s evaluation of fair value, the market metric is only one indicator of fair value.  In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company because of limited trading volume and market volatility due to general economic factors.  The Company’s goodwill relates solely to its international Medical Systems Group reporting unit. The fair value of the Company as determined by its market cap does not impact the fair value of the international Medical Systems Group reporting unit, which was above its net book value as of June 30, 2010.

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

RECOVERABILITY OF LONG-LIVED ASSETS - The Company evaluates the carrying amounts of long-lived assets (including goodwill) whenever events have occurred (and at least annually for goodwill) which might require modification to the carrying values. In evaluating carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows and business plans. In the event that impairment has occurred, the estimated fair value of the related asset is determined and the Company records a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

REVENUE RECOGNITION – The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sales price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed. The Company’s products are covered primarily by one year warranty plans and in some cases optional extended warranties for up to five years are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The Company recognizes service revenue when repairs or out of warranty repairs are completed.  These repairs are billed to the customers at market rates.  The Company periodically evaluates the collectibility of their accounts receivable and provides an allowance for doubtful accounts when collection is not certain.

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

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities, trade receivables and lines of credit. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at July 31, 2010.

The activity in allowances for doubtful accounts is as follows:

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	DISCON- TINUED OPERATIONS (2)	BALANCE AT END OF YEAR
YEAR ENDED JULY 31, 2010
Allowance for doubtful accounts	$1,648	$45	$130	$(349)	$1,214
YEAR ENDED AUGUST 1, 2009
Allowance for doubtful accounts	$1,400	$147	$86	$187	$1,648
YEAR ENDED AUGUST 2, 2008
Allowance for doubtful accounts	$1,569	$173	$419	$77	$1,400

(1)	Write-off of accounts receivable previously charged to costs and expenses and impact of foreign currency fluctuation.

(2)
Discontinued operations includes charges to expense of $0, $340 and $77 and write-off of accounts receivable previously charged to costs and expenses of $349, $153 and $0 for fiscal years 2010, 2009 and 2008, respectively.

STOCK-BASED COMPENSATION – The Company accounts for stock based compensation by applying the provisions of ASC 718 “Compensation – Stock Compensation”.  ASC 718 applies to new awards and to awards that were outstanding as of the beginning of fiscal year 2006.  See Note 10, Shareholders’ Equity.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the Financial Accounting Standards Board or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements.

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

The assets and liabilities (excluding intercompany balances) of the discontinued operations that are included in the Company's consolidated assets and liabilities are as follows:

	July 31, 2010	August 1, 2009
Accounts Receivable	$188	$3,027
Other Current Assets	-	2,221
Total Current Assets	188	5,248
Net property, plant and equipment	-	325
Other Assets	-	11
Total Assets	$188	$5,584

Accounts Payable	$-	$2,050
Other current liabilities	63	544
Total current liabilities	63	2,594
Long term liabilities	-	97
Total Liabilities	$63	$2,691

The revenue and loss related to discontinued operations was as follows:

	Fiscal Years Ended
	July 31, 2010	August 1, 2009	August 2, 2008
Revenue	$5,377	$27,519	$27,588
Net Loss	(3,157)	(4,144)	(3,350)

3.           INVENTORIES

Inventories consists of the following:

	JULY 31, 2010	AUGUST 1, 2009
Raw materials and purchased parts	$7,952	$13,294
Work-in-process	1,047	1,929
Finished goods	2,660	5,277
	11,659	20,500
Less: allowance for excess and obsolete inventories	(2,536)	(4,496)
Total inventories net	$9,123	$16,004

The activity in the allowance for excess and obsolete inventories accounts is as follows:

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	DISCON- TINUED OPERATIONS (2)	BALANCE AT END OF YEAR
YEAR ENDED JULY 31, 2010
Allowance for excess and obsolete inventories	$4,496	$469	$977	$(1,452)	$2,536
YEAR ENDED AUGUST 1, 2009
Allowance for excess and obsolete inventories	$4,435	$741	$595	$(85)	$4,496
YEAR ENDED AUGUST 2, 2008
Allowance for excess and obsolete inventories	$3,869	$1,077	$736	$225	$4,435

(1)	Write-off of inventories previously charged to costs and expenses and foreign currency fluctuation.

(2)
Discontinued operations includes charges to expense of $0, $470 and $477 and write-off of inventories previously charged to costs and expenses of $1,452, $555 and $252 for fiscal years 2010, 2009 and 2008, respectively.

The Company had pledged all of its inventories in the U.S. having a net carrying amount of approximately $4,337 at August 1, 2009, to secure its credit facility with its U.S. lender, Capital One.  Effective January 12, 2010, the Company terminated the Capital One credit facility.

4.           PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	JULY 31, 2010	AUGUST 1, 2009
Land	$694	$694
Buildings	6,195	6,749
Machinery and equipment	7,178	7,107
Furniture and fixtures	572	652
Leasehold improvements	1,585	1,655
Transportation equipment	79	92
Computers and other equipment	2,100	3,045
	18,403	19,994
Less: accumulated depreciation and amortization	(13,149)	(13,689)
Property plant and equipment, net	$5,254	$6,305

The Company terminated its credit facility on January 12, 2010 and has no pledged assets as of July 31, 2010.  Included in the table above are assets held under capital leases, including the Villa building, in the net amount of $2,633 and $1,931 at July 31, 2010 and August 1, 2009, respectively. Accumulated amortization relating to capital leases was $1,169 and $1,076 at July 31, 2010 and August 1, 2009, respectfully. Amortization expense relating to capital leases was $129, $93 and $125 for fiscal 2010, 2009 and 2008, respectively.

Depreciation expense, including amortization of capital leased assets, for fiscal years 2010, 2009 and 2008 was $902, $828 and $877, respectively.  Depreciation expense for discontinued operations was $68, $262 and $199 for fiscal years 2010, 2009 and 2008, respectively.

5.            GOODWILL

Goodwill consists of the following:

Medical Systems
Balance at July 28, 2007	$6,437
Impairment of goodwill (reported in discontinued operations)	(1,911)
Balance at August 2, 2008, August 1, 2009 and July 31, 2010	$4,526

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

As part of its assessment, the Company estimated the fair value of the domestic reporting unit based on internal cash flows expected to be earned by the business and an appropriate risk-adjusted discount rate.  While such estimates are subject to significant uncertainties and actual results could be materially different, the analysis resulted in a complete impairment of the unit’s goodwill balance.  Accordingly, the Company recorded a $1,911 impairment charge during the fiscal 2008.  The Medical Systems Group’s domestic reporting unit was disposed of during fiscal 2010, therefore, this write down is reflected in discontinued operations.  The Company’s annual fourth quarter assessments of Villa’s goodwill in fiscal 2010 and 2009 has not indicated any impairment.  However, due to the nature and inputs to the Company’s fair value calculation of goodwill, declines in future operating results could affect the calculated fair value of Villa’s goodwill and potentially result in impairment.

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

The activity in the warranty reserve accounts, which is included in accrued expenses, is as follows:

	JULY 31, 2010	AUGUST 1, 2009
Balance at beginning of year	$704	$1,077
Provision for anticipated warranty claims	247	137
Costs incurred related to warranty claims	(103)	(510)
Foreign currency impact	(122)	-
Discontinued operations	(97)	-
Balance at end of year	$629	$704

7.            SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE

At July 31, 2010, the Company had no borrowings under its domestic short-term credit facilities and  and $0.1 million in borrowings under its foreign short term credit facilities.  Effective January 12, 2010, the Company terminated its domestic short-term credit facility.

Long-term debt was comprised of the following:

	JULY 31, 2010	AUGUST 1, 2009	INTEREST RATE AT JULY 31, 2010
Foreign capital lease obligation	$1,273	$1,931	3.66%
Foreign credit facilities	647	1,585	Euribor + 1.00%
Foreign Italian Government loans	148	522	3.4%
Total long term debt	2,068	4,038
Less current portion of long-term bank debt	(1,973)	(1,653)
Long-term debt, less current portion	$95	$2,385

As of January 12, 2010, the Company had repaid the balance due under their domestic short-term credit facility and terminated the agreement.  As of August 1, 2009, the Company had approximately $1.6 million of availability under the prior credit facility.  Borrowing under the domestic short-term credit facility was $7.4 million at August 1, 2009.

Management believes funds generated from operations, together with current cash and cash equivalents, are adequate to sustain operations, including anticipated capital expenditures.  Additionally, management believes that if additional U.S. financing is needed, the Company will be able to obtain new asset based financing for its U.S. subsidiary.  Subsequent  to the fiscal year end, on September 1, 2010,  the Company completed a mortgage financing on its  property in Bay Shore, NY and received approximately $2.5 million at 4.9% payable over 10 years.   In addition, the Company may be able to dividend necessary funds from its foreign subsidiary, although this is not planned.

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

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit facilities at July 31, 2010, is $0.1 million.  In addition, Villa has outstanding letters of credit of $1.4 million, which reduce  availability under the short term credit facilities.  Available borrowing under the credit facilities is $9.1 million and variable interest rates currently range from 3.7% - 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, with an option for an additional 1.0 million Euro upon completion of 50% of the projects.  In April, 2008, the Company declined the option for additional financing and demonstrated successful completion of the project triggering a more favorable interest rate.  Interest, previously payable at Euribor 3 months plus 1.3 points, was reduced in the first fiscal quarter of 2009 to Euribor plus 1.04 points, currently at 1.760%.  The balance on this loan at July 31, 2010 was $472.  Principal repayment began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at the end of fiscal 2010 was 12.5 million Euros.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 1.71%.  The balance on this loan at July 31, 2010 was $175 with a maturity in December 2010.

Villa is also party to two Italian government long-term loans with a fixed interest rate of 3.425% with principal payable annually through maturity.  One of these loans matured in February 2010.  At the end of fiscal year 2010, total principal due was $148, due in September 2010.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in March 2011 with an option to purchase.  Villa is in compliance with all related financial covenants under these short and long-term financings.

The Company is obligated to make principal payments under its long-term debt and capital lease obligation as follows:

FISCAL YEARS	DEBT	CAPITAL LEASE	TOTAL
2011	$701	$379	$1,080
2012	95	-	95
2013	-	-	-
Purchase option in 2011	-	950	950
Total payments	796	1,329	2,125
Less: amount representing interest	-	(57)	(57)
Total	$796	$1,272	$2,068

8.           EMPLOYEE BENEFITS

The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company.  No contributions were authorized for fiscal years 2010, 2009 or 2008.

The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all domestic employees, allowing them to defer a portion of their salary. The Company matches employee contributions at a 50% rate up to a maximum of 4% of annual salary, and recorded a related expense of $27, $15 and $45 for fiscal years 2010, 2009 and 2008, respectively.

In addition, the Company’s Villa subsidiary provides for employee termination indemnities.  Villa has established a reserve, representing the liability for indemnities payable upon termination of employment, accrued in accordance with labor laws and labor agreements in force.  This liability is subject to annual revaluation using the officially-established indices. The liability for these indemnities is included in other long-term liabilities on the accompanying Consolidated Balance Sheets and was $1,754 and $2,444 at July 31, 2010 and August 1, 2009, respectively.  Provisions for employee termination indemnities were $476, $477 and $729 for fiscal years 2010, 2009 and 2008, respectively.

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

Selected financial data of these segments are as follows:

FISCAL YEAR ENDED JULY 31, 2010	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$43,695	$12,473	$--	$56,168
Cost of sales	34,008	8,110	--	42,118
Gross margin	9,687	4,363	--	14,050
Selling, general and administrative	5,169	2,435	973	8,577
Research and development	1,952	102	--	2,054
Total operating expenses	7,121	2,537	973	10,631
Operating income (loss)	$2,566	$1,826	$(973)	$3,419
Interest expense				(418)
Other income				444
Income from continuing operations before income taxes				$3,445
Depreciation	$557	$216	$69	$842
Amortization	129	--	--	129
Segment assets	30,567	6,947	1,515	39,029
Capital expenditures	280	568	--	848

Inter-segment sales were $230 for the fiscal year ended July 31, 2010.  The Medical Systems Group assets are located in Italy, including $8,281 of long-lived assets.  Approximately $188 of Other assets is related to the discontinued operations.

FISCAL YEAR ENDED AUGUST 1, 2009	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$40,933	$11,952	$--	$52,885
Cost of sales	31,948	7,291	--	39,239
Gross margin	8,985	4,661	--	13,646
Selling, general and administrative	4,952	2,434	692	8,078
Research and development	1,935	57	--	1,992
Litigation settlement costs	--	--	2,536	2,536
Total operating expenses	6,887	2,491	3,228	12,606
Operating income (loss)	$2,098	$2,170	$(3,228)	$1,040
Interest expense				(294)
Other income				265
Income from continuing operations, before income taxes				$1,011
Depreciation	$638	$170	$--	$808
Amortization	20	--	--	20
Segment assets	41,267	6,725	7,270	55,262
Capital expenditures	342	181	--	523

Inter-segment sales were $105 for the fiscal year ended August 1, 2009.  The $41,267 of Medical Systems Group assets are located in Italy, including $9,407 of long-lived assets.  Approximately $3,158 of Other assets is related to the discontinued operations.

FISCAL YEAR ENDED AUGUST 2, 2008	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$67,465	$13,254	$--	$80,719
Cost of sales	50,089	8,202	--	58,291
Gross margin	17,376	5,052	--	22,428
Selling, general and administrative	6,562	2,522	1,164	10,248
Research and development	2,488	--	--	2,488
Litigation settlement costs	-0	--	60	60
Total operating expenses	9,050	2,522	1,224	12,796
Operating income (loss)	$8,326	$2,530	$(1,224)	$9,632
Interest expense				(313)
Other income				185
Income from continuing operations, before income taxes				$9,504
Depreciation	$692	$163	$--	$855
Amortization	22	--	--	22
Segment assets	44,231	4,651	17,471	66,353
Capital expenditures	791	68	--	859

Inter-segment sales were $83 for the fiscal year ended August 2, 2008. The $44,231 of Medical Systems Group assets are located in Italy, including $10,656 of long-lived assets.  Approximately $8,902 of Other assets is related to the discontinued operations.

MAJOR CUSTOMERS AND EXPORT SALES – For the fiscal year ended July 31, 2010, one of our customers accounted for 10% or more of our consolidated revenues and one of our Medical Systems Group customers accounted for approximately 22% of consolidated gross accounts receivable at July 31, 2010.  For the fiscal year ended August 1, 2009, none of our customers accounted for 10% or more of consolidated revenues and one of our Medical Systems Group customers accounted for approximately 14% of consolidated gross accounts receivable.  For the fiscal year ended August 2, 2008 one of our Medical Systems Group customers accounted for approximately 18% of consolidated revenues and 1% of gross accounts receivable at August 2, 2008.

Foreign sales were 75%, 73% and 83% of the Company’s consolidated net sales in fiscal years ended July 31, 2010. August 1, 2009 and August 2, 2008, respectively. Net sales by geographic areas were:

	JULY 31, 2010		AUGUST 1, 2009		AUGUST 2, 2008
United States	$13,910	25%	$14,341	27%	$13,602	17%
Canada	586	1%	38	0%	1,659	2%
Europe	30,317	54%	29,925	57%	55,350	69%
Far East	9,080	16%	6,808	9%	7,343	9%
Mexico, Central and South America	661	1%	3,000	0%	382	0%
Africa, Middle East and Australia	1,614	3%	1,477	3%	2,383	3%
	$56,168	100%	$52,885	100%	$80,719	100%

Revenues are attributable to geographic areas based on the location of the customers.

10.           SHAREHOLDERS’ EQUITY

RIGHTS OFFERING AND STOCKHOLDERS’ RIGHTS PLAN –On December 12, 2006, the Company filed a registration statement for a subscription rights offering with the SEC that became effective January 30, 2007.  Under terms of this rights offering, the Company distributed to shareholders of record as of February 5, 2007, non-transferable subscription rights to purchase one share of the Company’s common stock for each share owned at that date at a subscription price of $1.05 per share.  On March 12, 2007, the Company completed the rights offering, selling 12,027,378 shares of its common stock at $1.05 per share.  Total proceeds to the Company, net of $275 of expenses related to the rights offering, were $12,354.

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

The Company is proposing to hold a special meeting of shareholders on October 13, 2010, to have shareholders, in part, authorize an increase in the number of shares authorized for issuance by the Company from 50,000,000 to 100,000,000.  If shareholders approve this increase, the Company is intending to commence a rights offering to raise up to approximately $15.0 million.

STOCK BUY-BACK PROGRAM - On November 26, 2008, the Company requested and was granted consent by its domestic lender to repurchase up to 2,424,616 shares, or up to $3,000 (approximately 10%) of Del Global’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2.0 million of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  On various dates in December 2008, the Company repurchased 1,527,859 common shares then outstanding at a total cost of approximately $1,600.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

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

STOCK OPTION PLAN AND WARRANTS –The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  The Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  At the present time, the Company is continuing to use the Black-Scholes model.

Details regarding the fair value of stock options granted in fiscal 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Estimated life (in years)	7	7	7
Volatility rate	65%-69%	66%-70%	64%-72%
Risk free interest rate	2.77%-3.49%	2.70%-2.78%	3.60%-4.20%
Dividend rate	0%	0%	0%
Forfeiture rate	2%	2%	2%
Weighted average fair value	0.42	0.64	1.82
Recorded compensation expense	$240	$341	$481

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

On March 20, 2007, shareholders approved the 2007 Incentive Stock Plan.  A total of 1,000,000 shares of the Company’s common stock may be granted under the Plan, of which, 54,875 shares are still available for grant as of July 31, 2010.  No additional options will be granted under the former stock option plan.  Substantially all of the options granted under this Plan and the prior plan provide for graded vesting and vest generally at a rate of 25% per year beginning with the date of grant, expiring ten to fifteen years from the date they are granted. The option price per share is approved by the Board of Directors. All options to date have been granted at the fair market value of the Company’s stock at the date of grant. No options can be granted under this plan subsequent to February 21, 2017.

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

OPTION ACTIVITY

	JULY 31, 2010		AUGUST 1, 2009		AUGUST 2, 2008
	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
Granted and outstanding, beginning of year	2,236,315	$3.24	2,094,815	$3.45	1,913,996	$3.51
Granted	415,000	0.62	254,000	0.95	336,500	2.62
Exercised	-	-	-	-	(83,181)	1.37
Cancelled and forfeited	(88,125)	1.38	(112,500)	1.99	(72,500)	3.58
Outstanding at end of year	2,563,190	2.88	2,236,315	3.24	2,094,815	3.45
Exercisable at end of year	2,124,561	3.28	1,792,814	3.62	1,595,438	3.85

As mentioned above, due to an extension of exercise time granted to option holders that has an uncertain term, the Company is unable to calculate the weighted average contractual term of the above options.

As of July 31, 2010 the distribution of stock option exercise prices is as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
EXERCISE PRICE RANGE	NUMBER OF OPTION SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$1.00 - $3.34	1,882,482	$1.54	1,443,853	$1.71
$4.00 - $6.60	313,256	4.85	313,256	4.85
$7.00 - $7.94	220,775	7.51	220,775	7.51
$8.00 - $10.00	146,677	8.94	146,677	8.94
	2,563,190	$2.88	2,124,561	$3.28

At July 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $82 and $25, respectively.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the measurement date for all-in-the money options.

Future compensation expense related to the vesting of employee options granted by July 31, 2010 is expected to be $96 in 2011 and $51 in 2012 and $14 in 2013.

Cash proceeds and intrinsic value related to total stock options exercised are provided in the following table:

YEAR ENDED	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008
Proceeds from stock options exercised	$-	$-	$46	(a)
Intrinsic Value	-	-	71

(a)	In addition to these proceeds, the Company accepted 31,694 shares of common stock held by the option holder and valued at $69 into treasury.

WARRANTS

On February 6, 2004, a motion was filed for summary judgment to enforce a January 2002 class action settlement agreement entered into by the Company. The motion sought damages in the amount of $1,250 together with interest, costs and disbursements, and a declaration that $2,000 in promissory notes issued as part of the class action settlement are immediately due and payable, as the value of damages due to the Company’s failure to timely complete a registration statement related to the common shares underlying certain warrants granted in the class action settlement. The Company filed opposition to this matter on March 5, 2004. Plaintiffs filed reply papers on March 19, 2004. In addition, the Company filed a registration statement related to the warrant shares on March 23, 2004, and it was declared effective by the SEC on May 7, 2004. In July 2004, in settlement of this matter, Del Global modified the exercise, or “strike,” price of the 1,000,000 warrants issued in 2002 from $2.00 to $1.50 per share, and extended the expiration date of such warrants by one year to March 28, 2009. During fiscal 2009 and 2008, 0 and 61,016, respectively, of these warrants were exercised for cash proceeds to the Company of $0 and $91, respectively.  As of March 28, 2009, these warrants expired and no warrants remain outstanding.

11.           INCOME (LOSS) PER SHARE

	FOR FISCAL YEARS ENDED
	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008
Numerator:
Net income (loss)	$(812)	$(4,128)	$2,977
Denominator:
Weighted average shares outstanding for basic income per share	22,718,306	23,285,694	24,195,498
Effect of dilutive securities	-	-	450,911
Weighted average shares outstanding for diluted income per share	22,718,306	23,285,694	24,646,409
Income (loss) per basic common share	$(0.04)	$(0.18)	$0.12
Income (loss) per diluted common share	$(0.04)	$(0.18)	$0.12

Common shares outstanding for the fiscal years ended July 31, 2010, August 1, 2009 and August 2, 2008, were reduced by 2,182,323, 2,182,323 and 654,464 shares of treasury stock, respectively.

The computation of diluted shares outstanding does not include the effect of the assumed exercise of 2,563,190, 2,236,315 and 1,295,612 for employee stock options outstanding as of July 31, 2010, August 1, 2009 and August 2, 2008, respectively, and it also does not include warrants to purchase Company common stock for those years because the effect of their assumed exercise would be anti-dilutive.

12.           INCOME TAXES

The Company’s consolidated (loss) income before income taxes for fiscal years 2010, 2009 and 2008 of $308, $(3,005) and $6,224 reflects foreign pre-tax net income of $2,659, $2,548 and $8,294 for fiscal years 2010, 2009 and 2008, respectively, and a U.S. pre-tax loss of $2,351, $5,553 and $2,070, respectively.

Provision for income taxes consists of the following:

	FOR FISCAL YEARS ENDED
	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008
CURRENT TAX EXPENSE:
Foreign	$904	$965	$3,297
State and local	-	-	-
DEFERRED PROVISION (BENEFIT):
Federal	-	-	-
State and local	--	--	--
Foreign	196	158	(50)
NET PROVISION	$1,100	$995	$3,177
Tax expense included in discontinued operations	$20	$128	$70

The following is a reconciliation of the statutory Federal and effective income tax rates:

	FOR FISCAL YEARS ENDED
	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State tax, less Federal tax effect	0.0%	0.0%	0.0%
Foreign taxes	6.3%	6.5%	7.6%
Valuation allowance adjustment	(8.4)%	(1.3)%	15.6%
Provision (reversal) for undistributed earnings of foreign subsidiary	0.0%	0.0%	(24.0)%
Provision for distributed earnings of foreign subsidiary	0.0%	55.7%	0.0%
Other	0.0%	3.5%	0.2%
Effective tax rate	31.9%	98.4%	33.4%

Deferred income tax assets (liabilities) are comprised of the following:

	JULY 31, 2010	AUGUST 1, 2009
Deferred income tax assets:
Federal net operating loss carry forward	$18,378	$16,722
State tax credits and operating loss carry forwards	2,116	2,318
Reserve for inventory obsolescence	819	1,556
Allowances and reserves not currently deductible	591	932
Amortization	-	207
Stock based compensation	816	694
Fixed assets	-	-
Other	-	27
Gross deferred income tax assets	22,720	22,456
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiary	-	-
Fixed assets	(7)	(4)
Other	-	(-)
Gross deferred income tax liabilities	(7)	(4)
Less: valuation allowance	(22,298)	(21,841)
Net deferred income tax assets	$415	$611

Deferred income tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	JULY 31, 2010	AUGUST 1, 2009
Deferred income tax assets - non-current	$415	$611
Deferred income tax liabilities - non-current	-	-
	$415	$611

The Company accounts for deferred income taxes in accordance with ASC 740 “Income Taxes” whereby it recognizes deferred tax assets and liabilities for temporary differences between financial reporting basis and income tax reporting basis and for tax credit carry forwards.

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

During fiscal years 2010, 2009 and 2008, the Company’s foreign tax reporting entity was profitable, and its U.S. tax reporting entities incurred a loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets as of July 31, 2010.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset of $415 at July 31, 2010 will be realized.

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

At July 31, 2010, the Company has federal net operating loss carry forwards of $54,012 that expire at various times between July, 2020 and July, 2030.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of July 31, 2010, there were no material interest or penalty amounts to accrue.  The Company does not expect any significant changes in its computation of interest, penalties or unrecognized tax benefits within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S., various state and/or local jurisdictions, and a non-U.S. jurisdiction.  With few exceptions, the Company is no longer subject to U.S., state and local tax examinations for years before the fiscal year ended in 2007 and non-U.S. income tax examinations for years before the fiscal year ended in 2006.  The Company is not currently under an income tax examination by any taxing jurisdiction.

13.           COMMITMENTS AND CONTINGENCIES

LITIGATION MATTERS

RFI-On May 24, 2007, the Company’s Power Conversion subsidiary, RFI, was served with a subpoena to testify before a grand jury of the United States District Court of New York and to provide items and records from its Bay Shore, NY offices in connection with U.S. Department of Defense contracts.  A search warrant from the United States District Court, Eastern District of New York was issued and executed with respect to such offices.  The Company believes that it is in full compliance with the quality standards that its customers require and is fully cooperating with investigators to assist them with their review.  RFI continues to ship products to the U.S. Government, as well as to its commercial customers..

OTHER-From time to time, the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.

LEASE COMMITMENTS - The Company leases facilities for its warehouse and manufacturing operations with expiration dates ranging from 2010 through 2015.  In addition, the Company has various office equipment and auto leases accounted for as operating leases. The future minimum annual lease commitments as of July 31, 2010 are as follows:

FISCAL YEARS	AMOUNT
2011	$272
2012	187
2013	107
2014 and 2015	19
Total	$585

Rent expense for fiscal years 2010, 2009 and 2008 was $259, $333 and $168, respectively.  Rent expense for discontinued operations for fiscal years 2010, 2009 and 2008 was $42, $145 and $248, respectively

14.            SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

YEAR ENDED JULY 31, 2010

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$11,582	$18,058	$13,150	$13,378
Gross margin	$2,575	$4,846	$3,091	$3,538
Income (loss) from continuing operations	$(388)	$1,182	$311	$1,240
Net income (loss)	$(3,502)	$1,201	$296	$1,193
Net income (loss) per basic share	$(0.15)	$0.05	$0.01	$0.05
Net income (loss) per diluted share	$(0.15)	$0.05	$0.01	$0.05

YEAR ENDED AUGUST 1, 2009

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$14,220	$15,681	$11,816	$11,168
Gross margin	$3,708	$4,393	$2,469	$3,076
Income (loss) from continuing operations	$572	$(1,661)	$216	$889
Net income (loss)	$(609)	$(1,800)	$(815)	$(904)
Net income (loss) per basic share	$(0.03)	$(0.08)	$(0.04)	$(0.04)
Net income (loss) per diluted share	$(0.03)	$(0.08)	$(0.04)	$(0.04)