Form 10-Q
period 2010-10-30
DEL GLOBAL TECHNOLOGIES CORP
filed 2010-12-07
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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

The number of shares of Registrant’s common stock outstanding as of December 1, 2010 was 22,718,306.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	October 30, 2010	October 31, 2009

NET SALES	$15,558	$11,582
COST OF SALES	12,063	9,007
GROSS MARGIN	3,495	2,575

Selling, general and administrative	2,235	2,228
Research and development	468	443
Total operating expenses	2,703	2,671
OPERATING INCOME (LOSS)	792	(96)
Interest expense, net of interest income of $3 and $25 in 2010 and 2009, respectively	(81)	(154)
Other income (expense)	61	(23)
INCOME(LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAX PROVISION	772	(273)
INCOME TAX PROVISION	499	115
INCOME (LOSS) FROM CONTINUING OPERATIONS	273	(388)
LOSS FROM DISCONTINUED OPERATIONS	-	(3,114)
NET INCOME (LOSS)	$273	$(3,502)
NET INCOME (LOSS) PER SHARE – BASIC
Income (loss) from continuing operations	$0.01	$(0.02)
Loss from discontinued operations	-	(0.13)
Net Income (Loss)	$0.01	$(0.15)
Weighted average shares outstanding	22,718,306	22,718,306

NET INCOME (LOSS) PER SHARE – DILUTED
Income (loss) from continuing operations	$0.01	$(0.02)
Loss from discontinued operations	-	(0.13)
Net Income (Loss)	$0.01	$(0.15)
Weighted average shares outstanding	22,722,405	22,718,306

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

	October 30, 2010	July 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,731	$3,987
Trade receivables (net of allowance for doubtful accounts of $1,313 and $1,214 at October 30, 2010 and July 31, 2010, respectively)	16,103	12,925
Inventories (net of allowance for excess and obsolete of $2,767 and $2,536 at October 30, 2010 and July 31, 2010, respectively)	11,007	9,123
Prepaid expenses and other current assets	1,752	2,770
Total current assets	38,593	28,805

NON-CURRENT ASSETS:
Property plant and equipment, net	5,521	5,254
Deferred income taxes	469	415
Goodwill	4,526	4,526
Other assets	143	29
Total non-current assets	10,659	10,224
TOTAL ASSETS	$49,252	$39,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loan	$74	$135
Current portion of long-term debt	1,878	1,973
Accounts payable – trade	9,346	5,643
Accrued expenses	5,741	3,643
Total current liabilities	17,039	11,394

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,432	95
Other long-term liabilities	1,952	1,763
Total non-current liabilities	4,384	1,858
TOTAL LIABILITIES	21,423	13,252

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 100,000,000 and 50,000,000; October 30, 2010 and July 31, 2010, respectively; issued-24,900,629 at October 30, 2010 and July 31, 2010	2,490	2,490
Additional paid-in capital	81,019	80,979
Treasury shares – 2,182,323 shares, at cost at October 30, 2010 and July31, 2010	(7,176)	(7,176)
Accumulated other comprehensive income (loss)	1,525	(214)
Accumulated deficit	(50,029)	(50,302)
Total shareholders' equity	27,829	25,777
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,252	$39,029

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	October 30, 2010	October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$273	$(3,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	208	296
Deferred income tax provision	(6)	20
Stock based compensation expense	40	78
Write-down of assets and additional accruals for discontinued operations	-	1,820
Changes in operating assets and liabilities:
Trade receivables	(631)	2,065
Inventories	(1,023)	2,038
Prepaid expenses and other current assets	(71)	126
Other assets	(112)	11
Accounts payable – trade	2,997	(1,033)
Accrued expenses	1,669	477
Other long-term liabilities	(8)	(27)
Net cash provided by operating activities	3,336	2,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(107)	(196)
Net cash used in investing activities	(107)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing of long-term debt	2,500	-
Repayment of revolving loan	(71)	(4,982)
Repayment of long-term debt	(464)	(495)
Net cash provided by (used in) financing activities	1,965	(5,477)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	550	70
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE PERIOD	5,744	(3,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	3,987	7,983
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$9,731	$4,749

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$101	$158
Taxes (refunds received) paid	(31)	126

See notes to consolidated financial statements.

DEL GLOBAL TECHNOLOGIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Del Global Technologies Corp. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended July 31, 2010.  Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

We have evaluated subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission (“SEC”).

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

Pursuant to the agreement, the Acquirer (i) assumed all of the Company’s and DMI’s post-closing obligations in connection with the Company’s lease of its facilities in Roselle, Illinois, (the Company remains secondarily liable on the lease obligations), (ii) accepted all of DMI’s inventory related to the DMI business on a consignment basis, (iii) hired select DMI employees, (iv) indemnified the Company for potential employee severance obligations and (v) assumed certain other liabilities of the business, including outstanding warranty obligations.  The parties have subsequently completed the sale of the consigned inventory.

The Company’s discontinued operations loss for the first quarter of fiscal 2010 is:

	Three Months Ended
	October 30, 2010	October 31, 2009
Net sales	$-	$3,517
Loss from operations	$-	$(1,263)
Asset writedowns to fair value	-	(1,820)
Accrued expenses	-	(20)
Provision for income taxes	-	(11)
Total Loss	$-	$(3,114)
Loss per share – Basic and Diluted:
From operations	$-	$(0.05)
Loss on sale of operations	-	(0.08)
Loss per share – discontinued operations	$-	$(0.13)

The Company reported additional losses in fiscal year 2010 subsequent periods of approximately $43 related to activity to complete the business disposition, including severance, legal and corporate relocation expenses, offset by realization of collection of receivables and sales of inventory at a greater amount than originally anticipated.

The assets and liabilities (excluding intercompany balances) of the discontinued operations that are included in the Company’s consolidated assets and liabilities are as follows:

	October 30, 2010	July 31, 2010
Accounts receivable	$-	$188
Other current liabilities	38	63

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of October 30, 2010, finished goods represented approximately 20.6% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used are appropriate and are consistently applied.

	October 30, 2010	July 31, 2010
Raw materials and purchased parts	$8,648	$7,952
Work-in-process	2,288	1,047
Finished goods	2,838	2,660
	13,774	11,659
Less allowance for excess and obsolete inventories	(2,767)	(2,536)
Total inventories	$11,007	$9,123

NOTE 4 - PRODUCT WARRANTIES

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

The activity in the warranty reserve accounts in the first quarters of fiscal 2011 and 2010 is as follows:

	Three Months Ended
	October 30, 2010	October 31, 2009
Balance at beginning of period	$629	$704
Provision for anticipated warranty claims	106	18
Costs incurred related to warranty claims	(40)	(39)
Liability related to discontinued operations	-	(106)
Effect of foreign currency fluctuation	94	20
Balance at end of period	$789	$597

The liability related to warranties is included in accrued expenses on the accompanying Consolidated Balance Sheets.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Consolidated Statements of Operations.

Comprehensive income for the fiscal 2011 and 2010 periods presented is as follows:

	Three Months Ended
	October 30, 2010	October 31, 2009
Net income (loss)	$273	$(3,502)
Foreign currency translation adjustments	1,739	577
Comprehensive income (loss)	$2,012	$(2,925)

NOTE 6 - INCOME (LOSS) PER SHARE

Common shares outstanding exclude 2,182,323 shares of treasury stock for the periods ended October 30, 2010 and October 31, 2009.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended
	October 30, 2010	October 31, 2009

Numerator:
Net income (loss)	$273	$(3,502)
Denominator: (shares in thousands)

Weighted average number of common shares outstanding used for basic income per share	22,718	22,718
Effect of dilutive securities	4	-

Denominator for diluted income per share	22,722	22,718
Income (loss) per common share:
Basic	$0.01	$(0.15)
Diluted	$0.01	$(0.15)

Antidilutive securities excluded from above computations:

	Three Months Ended
	October 30, 2010	October 31, 2009

Employee stock options	2,123	2,336

NOTE 7 - SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

Revolving lines of credit:	October 30, 2010	July 31, 2010
Domestic	$-	$-
Foreign	74	135
Total	$74	$135

Long term debt at October 30, 2010 and July 31, 2010 is summarized as follows:

	October 30 2010	July 31, 2010
Mortgage	$2,494	$-
Foreign capital lease obligations	1,298	1,273
Foreign credit facilities	518	647
Foreign Italian government loans	-	148
Total long term debt	4,310	2,068
Less current portion of long-term bank debt	(1,878)	(1,973)
Long term debt, less current portion	$2,432	$95

On September 1, 2010, the Company completed a mortgage financing on its property in Bay Shore, NY and received approximately $2.5 million payable over 10 years at an initial fixed rate of 4.9% for the first 5 years, adjusted for the last 5 years as defined in the agreement.  Monthly principal repayments began in October 2010.

Management believes funds generated from operations, together with current cash and cash equivalents, are adequate to sustain operations, including anticipated capital expenditures for the foreseeable future.  Additionally, management believes that if additional U.S. financing is needed, the Company will be able to obtain new asset based financing for its U.S. subsidiary.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit facilities at October 30, 2010 and July 31, 2010 is $74 and $135, respectively.  In addition, Villa has outstanding letters of credit of $0.5 million, which reduce availability under the short term credit facilities.  Available borrowing under the credit facilities is $11,508 and variable interest rates currently range from 3.7% - 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, which were completed in April 2008.  Interest, is payable at Euribor plus 1.04 points, currently 1.92%.  The note is repayable over a 5 year term.  Principal repayments began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at October 30, 2010 was 13.2 million Euros.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 1.84%.  The loan is repayable over a 4 year period with a maturity in December 2010.

Villa was also a party to an Italian government long-term loan with a fixed interest rate of 3.425% maturity which matured in September 2010.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in March 2011 with an option to purchase. The Company plans to exercise its option to purchase the facility. Villa is in compliance with all related financial covenants under these short and long-term financings.

NOTE 8 - SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended October 30, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$13,311	$2,247	$-	$15,558
Cost of sales	10,358	1,705	-	12,063
Gross margin	2,953	542		3,495

Operating expenses	1,633	776	294	2,703
Operating income (loss)	$1,320	$(234)	$(294)	$792

For three months ended October 31, 2009	Medical Systems Group	Power Conversion Group	Other	Total
Net Sales to External Customers	$9,495	$2,087	$-	$11,582
Cost of sales	7,568	1,439	-	9,007
Gross margin	1,927	648	-	2,575

Operating expenses	1,736	577	358	2,671
Operating income (loss)	$191	$71	$(358)	$(96)

NOTE 9 – SHAREHOLDERS’ EQUITY

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

The Company did not grant any stock options during the first quarter of fiscal 2011.

In the first quarter of fiscal 2011 and 2010, the Company recorded $40 and $78, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first quarter of fiscal 2011 or 2010.

NOTE 10 - CONTINGENCIES

The information set forth under Part II, Item 1 contained in the “Legal Proceedings” is incorporated herein by reference.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment and are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to introduce products as scheduled, our ability to obtain necessary product certification, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory matters, market and operating risks from foreign currency exchange exposures, and favorable general economic conditions.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures proprietary high-voltage power conversion systems including electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See Note 8 of the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2010 (this “Quarterly Report”) for discussions of the Company’s segments.

Effective November 24, 2009, the Company sold the Del Medical Imaging business.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Note 2 of the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.  Within these policies, the Company has identified the accounting for revenue recognition, deferred tax assets and the allowance for excess and obsolete inventory as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

Revenue Recognition

The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sale price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed.  The Company’s products are covered primarily by one-year warranty plans and in some cases optional extended warranties for up to five years are offered.  The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  The Company recognizes service revenue when repairs or out of warranty repairs are completed.  These repairs are billed to the customers at market rates.  The Company periodically evaluates the collectability of their accounts receivable and provides an allowance for doubtful accounts when collection is not certain.

Deferred Income Taxes

The Company accounts for deferred income taxes in accordance with ASC 740, “Income Taxes,” whereby we recognize deferred income tax assets and liabilities for temporary differences between financial reporting basis and income tax reporting basis and for tax credit carryforwards.

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

For fiscal year 2010 the Company’s foreign tax reporting entity was profitable, and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended October 30, 2010, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at October 30, 2010 will be realized.

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

Valuation of Finished Goods Inventory

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of October 30, 2010, finished goods represented approximately 20.6% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended October 30, 2010 Compared to Three Months Ended October 31, 2009

The following table summarizes key indicators of consolidated results of operations:

	Three Months Ended
(Dollars in thousands, except per share data)	Oct. 30, 2010	Oct. 31, 2009
Sales:
Medical Systems Group	$13,311	$9,495
Power Conversion Group	2,247	2,087
Total	$15,558	$11,582

Gross margin as a percentage of sales	22.5%	22.2%
Total operating expenses	2,703	2,671
Operating income (loss) from continuing operations	792	(96)
Diluted earnings per share—continuing operations	$0.01	$(0.02)

Consolidated net sales for the first quarter of fiscal 2011 increased 34.3% to $15.6 million from $11.6 million in the first quarter of fiscal 2010, primarily due to increased volume at the Medical Systems Group.  Net sales at the Medical Systems Group increased 40.2% to $13.3 million from $9.5 million in the prior year period, due to increased international customer orders.  Sales at the Power Conversion Group during the first quarter of fiscal 2011 increased 7.7% to $2.2 million, $0.2 million higher than the level of sales in the comparable prior year period primarily due to the timing of customer shipments.

Consolidated backlog at October 30, 2010, adjusted for discontinued operations, was $17.4 million compared to $11.9 million at July 31, 2010.  Backlog at the Medical Systems Group at October 30, 2010 increased $5.3 million to $13.0 million from July 31, 2010.  Backlog at the Power Conversion Group increased $0.2 million to $4.4 million from levels at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Consolidated gross margin increased to 22.5% of sales during the first quarter of fiscal 2011 from 22.2% of sales in the first quarter of fiscal 2010, due to the impact of higher sales volume.  Gross margin at the Medical Systems Group during the first quarter of fiscal 2011 increased to 22.2% from 20.3% in the prior year’s first quarter attributable to the increased volume. Gross margin at the Power Conversion Group decreased to 24.1% from 31.1% in the first quarter of fiscal 2010 due to higher employee costs, primarily medical insurance expense.

Total operating expenses at $2.7 million in the first quarter of 2011 were approximately the same as in the same period one year ago.  The following table summarizes the key changes in operating expenses for fiscal 2011 from the prior year:

Three Months Ended October 30, 2010
(Dollars in thousands)
Research and development	$25
Selling, general and administrative	7
Change in operating expenses	$32

The operating income from continuing operations for the first quarter of fiscal 2011 was $0.8 million compared to an operating loss of $0.1 million in the comparable prior year period.  Operating income at the Medical Systems Group was $1.3 million compared to operating income of $0.2 million in the first quarter of fiscal 2010 due to higher volume. The Power Conversion Group incurred an operating loss of $0.2 million, compared to operating income of $0.1 million in the comparable prior year period due to lower gross margins and increased sales & marketing expenses to develop new business.  Unallocated corporate expenses for the first quarter of fiscal 2011 totaled $0.3 million as compared to $0.4 million in the comparable prior year period.

Discontinued operations had no profit or loss during the first quarter of fiscal 2011.  The discontinued operations loss of $3.1 million in the first quarter of fiscal 2010 reflects a $1.3 million loss from operations on sales of $3.5 million and $1.8 million from the write-down of assets to net realizable value.

Net income in the first quarter of fiscal 2011 was $0.3 million, or $0.01 per basic and diluted share, compared to net loss of $3.5 million, or $0.15 per basic and diluted share in the comparable prior year period.  For the first quarter of fiscal 2011, there were 22.7 million weighted average diluted common shares outstanding (“shares outstanding”), the same number as in the first quarter of fiscal 2010.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital include, but are not limited to, cash flow from operations and short-term credit facilities.  We believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.  In addition, we may be able to dividend necessary funds from our foreign subsidiary, although this is not currently planned.

Working Capital — At October 30, 2010 and July 31, 2010, our working capital was approximately $21.6 million and $17.4 million, respectively.  The increase in working capital for the first three months of fiscal 2011 related primarily to the proceeds from the mortgage on the property in Bay Shore, NY.  At October 30, 2010 and July 31, 2010, the Company had approximately $9.7 million and $4.0 million in cash and cash equivalents, respectively.  This increase is primarily due to the mortgage proceeds and increases in accounts payable and accrued expenses at our foreign subsidiary.

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

The Company anticipates its rights offering to raise up to approximately $15.0 million, less expenses of the offering, which will be completed by the end of the 2011  second fiscal quarter.

This Quarterly Report does not constitute an offer to sell or the solicitation of an offer to buy the securities offered pursuant to the rights offering, nor shall there be any sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.  The securities may only be offered by means of a prospectus, additional copies of which may be obtained by contacting the information agent.

In addition, as of October 30, 2010 and July 31, 2010, our Villa subsidiary had $11.5 and $9.1 million of excess borrowing availability under its various short-term credit facilities, respectively.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiary.

The following is a summary of the Company’s cash flows:	Three Months Ended
(Dollars in thousands,)	Oct. 30, 2010	Oct. 31, 2009
Net cash provided by operating activities	$3,336	$2,369
Net cash used in investing activities	(107)	(196)
Net cash provided by financing activities	1,965	(5,477)
Effect of exchange rate changes on cash	550	70
Net increase/(decrease) in cash and cash equivalents	5,744	(3,234)
Cash and cash equivalents at beginning of year	3,987	7,983
Cash and cash equivalents at end of period	$9,731	$4,749

Cash Flows from Operating Activities – For the three months ended October 30, 2010, the Company generated approximately $3.3 million of cash from operations, compared to $2.4 million in the comparable prior fiscal year period from an increase in payables and accruals partially offset by increases in receivables and inventory.

Cash Flows from Investing Activities — The Company made $0.1 million of facility improvements and capital equipment expenditures for the three months ended October 30, 2010, which was comparable to the facility improvements and capital equipment expenditures for the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the three-month period ended October 30, 2010 the Company repaid a total of approximately $0.5 million of indebtedness on our revolving loan agreement, as well as on our Italian borrowings, as compared to $5.5 million in the comparable prior fiscal year period.  The Company also received $2.5 million of proceeds from a mortgage on its Bay Shore, NY facility.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, have not changed materially at October 30, 2010, except for the issuance of a mortgage on the Bay Shore, NY facility, which calls for payments of $17 per month through August 31, 2020.  The annual rate is currently 4.9%, adjustable in September 2015.  The Company has short-term credit facilities and long-term debt, including a capital lease obligation at the Company’s Villa subsidiary located in Italy. Villa’s manufacturing facility is subject to a capital lease obligation which matures in March, 2011 with an option to purchase. The Company plans to exercise its option to purchase the facility.   The terms of these facilities are more fully described in Note 7 of the “Notes to Consolidated Financial Statements” and incorporated herein by reference.

As of October 30, 2010 the Company had $74 in borrowings under its foreign short-term credit facilities.  As of October 30, 2010, the Company had $11.5 million of excess borrowing availability under its Italian bank credit facilities.

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

The Company does not hold market risk sensitive instruments for trading purposes.  The Company, however, recognizes market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

OTHER – From time to time the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.

Item 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended July 31, 2010 have not materially changed.

Item 6.	EXHIBITS

3.01
Certificate of Amendment to Certificate of Incorporation, as amended, dated October 13, 2010.  Filed as Exhibit 3.01 to Del Global Technologies Corp. Current Report on Form 8-K filed October 13, 2010 and incorporated herein by reference.

31.1*	Certification of the Principal Executive Officer, John J. Quicke, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, Mark A. Zorko, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer, John J. Quicke, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer, Mark A. Zorko, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEL GLOBAL TECHNOLOGIES CORP.

/s/ John J. Quicke
John J. Quicke
President and Chief Executive Officer

/s/ Mark A. Zorko
Mark A. Zorko
Chief Financial Officer

Dated:  December 7, 2010