Form 10-Q
period 2011-01-29
DGT Holdings Corp.
filed 2011-03-09
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-03319

DGT HOLDINGS CORP.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

The number of shares of Registrant’s common stock outstanding as of March 8, 2011 was 3,816,472.

DGT HOLDINGS CORP.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DGT HOLDINGS CORP.
STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
SALES	$24,838	$18,058	$40,396	$29,640
COST OF SALES	19,274	13,212	31,337	22,219
GROSS MARGIN	5,564	4,846	9,059	7,421

Selling, general and administrative	2,752	2,347	4,987	4,575
Research and development	615	532	1,083	975
Total operating expenses	3,367	2,879	6,070	5,550
OPERATING INCOME	2,197	1,967	2,989	1,871

Interest expense, net of interest income of $32 and $52 for the three and six months ended in FY 2011 and $7 and $11 for the three and six months ended in FY 2010	(56)	(195)	(137)	(349)
Other income (expense)	31	(22)	92	(45)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,172	1,750	2,944	1,477
Income tax provision	1,042	568	1,541	683
INCOME FROM CONTINUING OPERATIONS	1,130	1,182	1,403	794
Income (loss) from discontinued operations	-	19	-	(3,095)
NET INCOME (LOSS)	$1,130	$1,201	$1,403	$(2,301)

NET INCOME (LOSS) PER BASIC SHARE:
Income from continuing operations	$0.43	$0.65	$0.63	$0.43
Income (loss) from discontinued operations	-	0.01	-	(1.70)
Net income (loss)	$0.43	$0.66	$0.63	$(1.27)
Weighted average shares outstanding*	2,652,420	1,817,464	2,234,912	1,817,464

NET INCOME (LOSS) PER DILUTED SHARE:
Income from continuing operations	$0.43	$0.65	$0.63	$0.43
Income (loss) from discontinued operations	-	0.01	-	(1.70)
Net income (loss)	$0.43	$0.66	$0.63	$(1.27)
Weighted average shares outstanding*	2,653,432	1,817,464	2,234,912	1,817,464
* Adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011 (Note 1).

See notes to financial statements.

DGT HOLDINGS CORP.
BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

	January 29, 2011	July 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,558	$3,987
Trade receivables (net of allowance for doubtful accounts of $1,311 and $1,214 at January 29, 2011 and July 31, 2010, respectively)	20,775	12,925
Inventories (net of allowance for excess and obsolete of $3,325 and $2,536 at January 29, 2011 and July 31, 2010, respectively)	9,304	9,123
Prepaid expenses and other current assets	2,209	2,770
Total current assets	60,846	28,805

NON-CURRENT ASSETS:
Property plant and equipment, net	5,275	5,254
Deferred income taxes	530	415
Goodwill	4,526	4,526
Other assets	130	29
Total non-current assets	10,461	10,224
TOTAL ASSETS	$71,307	$39,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loan	$283	$135
Current portion of long-term debt	1,506	1,973
Accounts payable – trade	14,878	5,643
Accrued expenses	7,480	3,643
Total current liabilities	24,147	11,394

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,432	95
Other long-term liabilities	1,922	1,763
Total non-current liabilities	4,354	1,858
Total liabilities	28,501	13,252

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 100,000,000 and 50,000,000; January 29, 2011 and July 31, 2010, respectively; issued-3,991,057 and 1,992,050 at January 29, 2011 and July 31, 2010, respectively*	399	199
Additional paid-in capital*	97,379	83,270
Treasury shares – 174,585 shares, at cost at January 29, 2011 and July 31, 2010*	(7,176)	(7,176)
Accumulated other comprehensive income (loss)	1,103	(214)
Accumulated deficit	(48,899)	(50,302)
Total shareholders' equity	42,806	25,777
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,307	$39,029
* Adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011 (Note 1).
See notes to financial statements.

DGT HOLDINGS CORP.
STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	January 29, 2011	January 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,403	$(2,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	431	542
Deferred income tax provision	(77)	35
Stock based compensation expense	65	125
Write-down of assets and additional accruals for discontinued operations	-	1,549
Changes in operating assets and liabilities:
Trade receivables	(6,792)	674
Inventories	458	5,046
Prepaid expenses and other current assets	647	(85)
Other assets	(99)	45
Accounts payable – trade	8,743	1,900
Accrued expenses	2,491	(772)
Other long-term liabilities	1,132	(184)
Net cash provided by operating activities	8,402	6,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(158)	(316)
Net cash used in investing activities	(158)	(316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Rights Offering, net of expenses	14,253	-
Payment for fractional shares as a result of stock split	(9)	-
Proceeds from borrowing of long-term debt	2,500	-
Borrowings under revolving loan	135	(7,416)
Repayment of long-term debt	(808)	(839)
Net cash provided by (used in) financing activities	16,071	(8,255)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	256	(49)
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE PERIOD	24,571	(2,046)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	3,987	7,983
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$28,558	$5,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$200	$349
Taxes paid	403	499

DGT HOLDINGS CORP.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of DGT Holdings Corp. (formerly Del Global Technologies Corp.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The statements include the accounts of DGT Holdings Corp. and its subsidiaries.  All material intercompany accounts and transactions have been eliminated. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended July 31, 2010.  Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

We have evaluated subsequent events through the time of filing this Form 10-Q with the Securities and Exchange Commission (“SEC”).

STOCK SPLIT

On January 6, 2011, the Company effected a reverse split, followed by a forward split (see Note 9).  The number of shares outstanding and related prices, per share amounts, share conversions and share-based data have been adjusted to reflect the stock split for all periods presented.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the Financial Accounting Standards Board or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

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

The Company’s discontinued operations loss for the three and six months ended January 29, 2011 and January 30, 2010 is:

	Three Months Ended		Six Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Sales	$-	$1,911	$-	$5,428
Loss from operations	$-	$(263)	$-	$(1,526)
Asset realization (writedown) to net realizable value		291	-	(1,549)
Provision for income taxes	-	(9)	-	(20)
Total net income (loss) from discontinued operations	$-	$19	$-	$(3,095)

Income (loss) per share – Basic and Diluted
Income (loss) from operations	$-	$(0.14)	$-	$(0.84)
Income (loss) on sale of operations, asset writedowns and accrued expenses	-	0.15	-	(0.86)
Income (loss) per share—discontinued operations	$-	$0.01	$-	$(1.70)

The Company reported additional losses in fiscal year 2010 subsequent periods of approximately $62 related to activity to complete the business disposition, including severance, legal and corporate relocation expenses, offset by realization of collection of receivables and sales of inventory at a greater amount than originally anticipated.

The assets and liabilities (excluding intercompany balances) of the discontinued operations that are included in the Company’s assets and liabilities are as follows:

	January 29, 2011	July 31, 2010
Accounts receivable	$-	$188
Other current liabilities	21	63

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of January 29, 2011, finished goods represented approximately 18.9% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used are appropriate and are consistently applied.

	January 29, 2011	July 31, 2010
Raw materials and purchased parts	$8,831	$7,952
Work-in-process	1,411	1,047
Finished goods	2,387	2,660
	12,629	11,659
Less allowance for excess and obsolete inventories	(3,325)	(2,536)
Total inventories	$9,304	$9,123

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

The activity in the warranty reserve accounts in the three and six months of fiscal 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Balance at beginning of period	$789	$597	$629	$704
Provision for anticipated warranty claims	302	18	408	36
Costs incurred related to warranty claims	(35)	(34)	(75)	(73)
Liability related to discontinued operations	-	9	-	(97)
Effect of foreign currency fluctuations	(15)	(19)	79	1
Balance at end of period	$1,041	$571	$1,041	$571

The liability related to warranties is included in accrued expenses on the accompanying Balance Sheet.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Statement of Operations.

Comprehensive income for the fiscal 2011 and 2010 periods presented is as follows:

	Three Months Ended		Six Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Net income (loss)	$1,130	$1,201	$1,403	$(2,301)
Foreign currency translation adjustments	(421)	(295)	1,317	281
Comprehensive income (loss)	$709	$906	$2,720	$(2,020)

NOTE 6 - INCOME (LOSS) PER SHARE

Common shares outstanding exclude 174,585 shares of treasury stock for the periods ended January 29, 2011 and January 30, 2010.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Six Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Numerator:
Net income (loss)	$1,130	$1,201	$1,403	$(2,301)
Denominator (shares in thousands):
Weighted average number of common shares outstanding used for basic income per share	2,652	1,817	2,235	1,817
Effect of dilutive securities	1	-	-	-
Denominator for diluted income per share	2,653	1,817	2,235	1,817

Income (loss) per common share:
Basic	$0.43	$0.66	$0.63	$(1.27)
Diluted	$0.43	$0.66	$0.63	$(1.27)

Antidilutive securities excluded from above computations (shares in thousands)

	Three Months Ended		Six Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Employee stock options	145	205	157	205

NOTE 7 - SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

Revolving lines of credit:	January 29, 2011	July 31, 2010
Domestic	$-	$-
Foreign	283	135
Total	$283	$135

Long term debt at January 29, 2011 and July 31, 2010 is summarized as follows:

	January 29, 2011	July 31, 2010
Mortgage	$2,475	$-
Foreign capital lease obligations	1,155	1,273
Foreign credit facilities	308	647
Foreign Italian government loans	-	148
Total long term debt	3,938	2,068
Less current portion of long-term bank debt	(1,506)	(1,973)
Long term debt, less current portion	$2,432	$95

On September 1, 2010, the Company completed a mortgage financing on its property in Bay Shore, NY and received approximately $2.5 million payable over 10 years at an initial fixed rate of 4.9% for the first 5 years, adjusted for the last 5 years as defined in the agreement.  Monthly principal repayments began in October 2010.

The Company’s Villa Sistemi Medicali S.p.A. (“Villa”) subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit facilities at January 29, 2011 and July 31, 2010 is $283 and $135, respectively.  In addition, Villa has outstanding letters of credit of $0.5 million, which reduce availability under the short term credit facilities.  Available borrowing under the credit facilities is $11,048 and variable interest rates currently range from 3.7% - 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, which were completed in April 2008.  Interest, is payable at Euribor plus 1.04 points, currently 1.92%.  The note is repayable over a 5 year term.  Principal repayments began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at January 29, 2011 was 14.4 million Euros.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 1.84%.  The loan was repaid at maturity in December 2010.

Villa is in compliance with all related financial covenants under these short and long-term financings.

Villa was also a party to an Italian government long-term loan with a fixed interest rate of 3.425% maturity which matured and was repaid in September 2010.  Villa’s manufacturing facility is subject to a capital lease obligation which matures in March 2011 with an option to purchase. The Company plans to exercise its option to purchase the facility.

NOTE 8 - SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended January 29, 2011	Medical Systems Group	Power Conversion Group	Other	Total
Sales to External Customers	$22,350	$2,488	$-	$24,838
Cost of sales	17,062	2,212	-	19,274
Gross margin	5,288	276		5,564

Operating expenses	2,433	539	395	3,367
Operating income (loss)	$2,855	$(263)	$(395)	$2,197

For three months ended January 30, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Sales to External Customers	$14,949	$3,109	$-	$18,058
Cost of sales	11,265	1,947	-	13,212
Gross margin	3,684	1,162	-	4,846

Operating expenses	2,052	664	163	2,879
Operating income (loss)	$1,967	$498	$(163)	$1,967

For six months ended January 29, 2011	Medical Systems Group	Power Conversion Group	Other	Total
Sales to External Customers	$35,661	$4,735	$-	$40,396
Cost of sales	27,420	3,917	-	31,337
Gross margin	8,241	818		9,059

Operating expenses	4,116	1,403	551	6,070
Operating income (loss)	$4,125	$(585)	$(551)	$2,989

For six months ended January 30, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Sales to External Customers	$24,444	$5,196	$-	$29,640
Cost of sales	18,833	3,386	-	22,219
Gross margin	5,611	1,810		7,421

Operating expenses	3,788	1,241	521	5,550
Operating income (loss)	$1,823	$569	$(521)	$1,871

NOTE 9 – SHAREHOLDERS’ EQUITY

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

On December 22, 2010, the Company completed its rights offering and issued 24,999,224 shares of common stock at $0.60 per share for proceeds of $15,000, net of expenses of the offering of $747.

On January 6, 2011, the Company effected a one-for-fifty reverse stock split.  The Company paid approximately $6 for fractional shares.  The reverse split was followed by a four-for-one forward stock split and paid $3 for fractional shares.  After the reverse/forward stock splits, 3,991,057 shares are issued and 3,816,472 shares are outstanding.

The Company did not grant any stock options during the second quarter of fiscal 2011.  The Company has made the determination, based on the terms of the former option plan, that stock options granted an extension from the years 2000 through 2005 for exercise as a result of the delisting of our common stock in 2000 from trading on the NASDAQ stock market, are considered terminated as of the original expiration date of the respective stock option, regardless of previously granted extensions.  This resulted in approximately 34,793 split adjusted options being terminated as of the beginning of the second quarter.  After considering the impact of the stock split, as of January 29, 2011, there are 156,646 shares outstanding under the stock option plans.

In the three and six months ended January 29, 2011, the Company recorded $25 and $65, respectively, of compensation expense related to stock options.  In the three and six months ended January 30, 2010, the Company recorded $47 and $125, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first quarter of fiscal 2011 or 2010.

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

OVERVIEW

Effective January 6, 2011, the Company changed its name to DGT Holdings Corp.

The Company is primarily engaged in the design, manufacture and marketing of cost-effective medical and dental diagnostic imaging systems consisting of stationary and portable imaging systems, radiographic/fluoroscopic systems, dental imaging systems and digital radiography systems.  The Company also manufactures proprietary high-voltage power conversion systems including electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in two operating segments: the Medical Systems Group and the Power Conversion Group.  In addition, the Company has a third reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See Note 8 of the Notes to the Unaudited Financial Statements for discussion of the Company’s segments.

Effective November 24, 2009, the Company sold the Del Medical Imaging business.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Note 2 of the Notes to the Unaudited Financial Statements for details.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.  Within these policies, the Company has identified the accounting for revenue recognition, deferred tax assets and the allowance for excess and obsolete inventory as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

For fiscal year 2010 the Company’s foreign tax reporting entity was profitable, and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended January 29, 2011, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at January 29, 2011, will be realized.

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

Valuation of Finished Goods Inventory

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of January 29, 2011, finished goods represented approximately 18.9% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

RESULTS OF OPERATIONS

Three Months and Six Months Ended January 29, 2011 Compared to Three Months and Six Months Ended January 30, 2010

The following table summarizes key indicators of results of operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	Jan. 29, 2011	Jan. 30, 2010	Jan. 29, 2011	Jan. 30, 2010
Sales:
Medical Systems Group	$22,350	$14,949	$35,661	$24,444
Power Conversion Group	2,488	3,109	4,735	5,196
Total	$24,838	$18,058	$40,396	$29,640

Gross margin as a percentage of sales	22.4%	26.8%	22.4%	25.0%
Total operating expenses	3,367	2,879	6,070	5,550
Net earnings from continuing operations	1,130	1,182	1,403	794
Diluted earnings per share—continuing operations	$0.43	$0.65	$0.63	$0.44

Sales for the second quarter of fiscal 2011 increased 37.6% to $24.8 million from $18.1 million in the second quarter of fiscal 2010,  due to increased volume at the Medical Systems Group,  where sales increased 49.5% to $22.4 million from $14.9 million in the prior year period, as a result of increased international customer orders. The Medical Systems Group consists solely of the Villa Sistemi Medicali S.p.A. (“Villa”) subsidiary.  Sales at the Power Conversion Group, which encompasses the operations of the Company’s RFI Corporation subsidiary (“RFI”), for the second quarter of fiscal 2011 were $2.5 million, compared to $3.1 million, or $0.6 million lower than the prior year’s second quarter due to a decline in customer orders.

Sales for the first six months of fiscal 2011 increased 36.3% to $40.4 million from $29.6 million, due to increased volume at the Medical Systems  Group where sales of $35.7 million reflect an increase of $11.2 million, or 45.9%, from the prior year’s first six months.  The Power Conversion Group’s sales for the first six months of fiscal 2011 of $4.7 million were approximately $0.5 million lower than the prior year’s sales.  The Company expects significantly lower sales at the Medical Systems Group for the remaining six months of fiscal 2011 based on the current outlook for the timing of foreign government tenders.

Backlog at January 29, 2011, was $13.2 million compared to $11.9 million at July 31, 2010.  Backlog at the Medical Systems Group at January 29, 2011 increased $0.6 million from July 31, 2010.  Backlog at the Power Conversion Group increased $0.7 million from levels at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margin for the fiscal 2011 second quarter was 22.4% as compared to 26.8% in same period last year.  The Medical Systems Group second quarter gross margin of 23.7% was lower than the gross margin of 24.6% in the second quarter of fiscal 2010, primarily to the mix of product shipped. The second quarter included customer requests for a higher proportion of lower margin product.  The Power Conversion Group’s gross margin for the second quarter of fiscal 2011 was 11.1% versus 37.4% in the prior year second quarter due to increased reserves for excess inventory, as well as the reduction in sales.

Gross margin decreased to 22.4% of sales for the first six months of fiscal 2011 from 25.0% of sales in the first six months of fiscal 2010.  Gross margin at the Medical Systems Group during the first six months of fiscal 2011 increased to 23.1% from 23.0% in the prior year’s first six months.  Gross margin at the Power Conversion Group decreased to 17.3% from 34.8% in the first six months of fiscal 2010.  The decrease in gross margin was attributable to the inventory reserves discussed above and to higher employee costs, primarily medical insurance expense.

Total operating expenses in the fiscal 2011 second quarter were $3.4 million, or 13.6% of sales, compared to $2.9 million, or 15.9% of sales, in the prior year’s second quarter.  The increase in expenses is due to increased selling expenses.  The following table summarizes the key changes in operating expenses for fiscal 2011 from the prior year:

(Dollars in thousands)	Three months ended January 29, 2011	Six Months ended January 29, 2011

Research and development	$83	$108
Selling, general and administrative	405	412
Change in operating expenses	$488	$520

Operating income for the fiscal 2011 second quarter was $2.2 million compared to $2.0 million in the second quarter of fiscal 2010.  The Medical Systems Group generated operating income of $2.9 million in the fiscal 2011 second quarter compared to operating income of $1.6 million in the second quarter of fiscal 2010, due to the higher volume. The Power Conversion Group had an operating loss of $0.3 million in the fiscal 2011 second quarter, compared to operating income of $0.5 million in the comparable period last year primarily due to additional inventory reserves recorded in the second quarter.  Unallocated corporate expenses for the second quarter of fiscal 2011 totaled $0.4 million as compared to $0.2 million in the prior year.

Operating income for the first six months of fiscal 2011 was $3.0 million compared to $1.9 million in the comparable prior year period.  Operating income at the Medical Systems Group was $4.1 million compared to operating income of $1.8 million in the first six months of fiscal 2010.  The Power Conversion Group had an operating loss of $0.6 million for the first six months of fiscal 2011, compared to operating income of $0.6 million in the comparable prior year period.  Unallocated corporate expenses for the first six months of fiscal 2011 totaled $0.6 million as compared to $0.5 million in the comparable prior year period.

Discontinued operations had no profit or loss during the second quarter or first six months of fiscal 2011.  The discontinued operations loss in the second quarter of fiscal 2010 reflects a $0.3 million loss from operations on sales of $1.9 million, offset by $0.3 million gain on net realizable value adjustments.

Income from continuing operations in the second quarter of fiscal 2011 was $1.1 million, or $0.43 per basic and diluted share, compared to $1.2 million, or $0.65 per basic and diluted share in the prior year period.  For the second quarter of fiscal 2011, there were 2.6 million weighted average diluted common shares outstanding (“shares outstanding”), compared to 1.8 million in the second quarter of fiscal 2010.

Net income for the first six months of fiscal 2011 was $1.4 million, or $0.63 per basic and diluted share, compared to a net loss of $2.3 million, or $1.27 per basic and diluted share in the comparable prior year period.  For the first six months of fiscal 2011, there were 2.2 million weighted average shares outstanding, compared to 1.8 million in the first six months of fiscal 2010.  The shares outstanding have been restated to reflect the reverse and forward stock split in January 2011.

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

Working Capital — At January 29, 2011 and July 31, 2010, our working capital was approximately $36.7 million and $17.4 million, respectively.  The increase in working capital for the first six months of fiscal 2011 related primarily to the proceeds from the Rights Offering during the second quarter, as well as the mortgage on the property in Bay Shore, NY.  At January 29, 2011 and July 31, 2010, the Company had approximately $28.6 million and $4.0 million in cash and cash equivalents, respectively.  This increase is due to the Rights Offering and mortgage proceeds and increases in accounts payable and accrued expenses, offset by increases in our receivables as a result of the increase in sales at the Medical Systems Group.

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

The Company completed its rights offering in December 2010 and raised approximately $14.3 million, net of expenses of the offering.  In addition, the company paid $9 thousand for fractional shares as a result of a one-for-fifty reverse stock split, followed by a four-for-one forward split on January 6, 2011.

In addition, as of January 29, 2011 and July 31, 2010, our Villa subsidiary had $11.0 and $9.1 million of excess borrowing availability under its various short-term credit facilities, respectively.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiary.

The following is a summary of the Company’s cash flows:	Three Months Ended
(Dollars in thousands,)	Jan. 29, 2011	Jan. 30, 2010
Net cash provided by operating activities	$8,402	$6,574
Net cash used in investing activities	(158)	(316)
Net cash provided by financing activities	16,071	(8,255)
Effect of exchange rate changes on cash	256	(49)
Net increase/(decrease) in cash and cash equivalents	24,571	(2,046)
Cash and cash equivalents at beginning of year	3,987	7,983
Cash and cash equivalents at end of period	$28,558	$5,937

Cash Flows from Operating Activities – For the three months ended January 29, 2011, the Company generated approximately $8.4 million of cash from operations, compared to $6.6 million in the comparable prior fiscal year period from an increase in payables and accruals partially offset by increases in receivables as a result of increased sales during the second quarter.

Cash Flows from Investing Activities — The Company made $0.2 million of facility improvements and capital equipment expenditures for the six months ended January 29, 2011, which was slightly less than the facility improvements and capital equipment expenditures for the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the six-month period ended January 29, 2011 the Company received approximately $14.3 million on completion of the Rights Offering in December.  The Company also received $2.5 million of proceeds from a mortgage on its Bay Shore, NY facility.  The Company repaid a total of approximately $0.8 million of indebtedness on our revolving loan agreement, as well as on our Italian borrowings, as compared to $8.3 million in the comparable prior fiscal year period.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, have not changed materially at January 29, 2011, except for the issuance of a mortgage on the Bay Shore, NY facility, which calls for payments of $17 per month through August 31, 2020.  The annual rate is currently 4.9%, adjustable in September 2015.  The Company has short-term credit facilities and long-term debt, including a capital lease obligation at the Company’s Villa subsidiary located in Italy. Villa’s manufacturing facility is subject to a capital lease obligation which matures in March, 2011 with an option to purchase. The Company plans to exercise its option to purchase the facility.   The terms of these facilities are more fully described in Note 7 of the “Notes to Financial Statements” and incorporated herein by reference.

As of January 29, 2011, the Company had $283 in borrowings under its foreign short-term credit facilities.  As of January 29, 2011, the Company had $11.0 million of excess borrowing availability under its Italian bank credit facilities.

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

The Company has not had any investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Quarterly Report on Form 10-Q.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the FASB or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

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

DGT HOLDINGS CORP.

/s/ John J. Quicke
John J. Quicke
President and Chief Executive Officer

/s/ Mark A. Zorko
Mark A. Zorko
Chief Financial Officer

Dated:  March 8, 2011