Form 10-Q
period 2011-04-30
DGT Holdings Corp.
filed 2011-06-13
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

The number of shares of Registrant’s common stock outstanding as of June 1, 2011 was 3,867,572.

DGT HOLDINGS CORP.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DGT HOLDINGS CORP.
STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
SALES	$12,652	$13,150	$53,048	$42,790
COST OF SALES	10,025	10,059	41,362	32,278
GROSS MARGIN	2,627	3,091	11,686	10,512

Selling, general and administrative	2,410	2,202	7,397	6,777
Research and development	518	592	1,601	1,567
Total operating expenses	2,928	2,794	8,998	8,344
OPERATING INCOME (LOSS)	(301)	297	2,688	2,168

Interest expense, net of interest income of $52 and $104 for the three and nine months ended in FY 2011 and $23 and $34 for the three and nine months ended in FY 2010	(25)	(45)	(162)	(394)
Other income (expense)	11	121	103	76
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(315)	373	2,629	1,850
Income tax provision	35	62	1,576	745

INCOME (LOSS) FROM CONTINUING OPERATIONS	(350)	311	1,053	1,105
Loss from discontinued operations	-	(15)	-	(3,110)
NET INCOME (LOSS)	$(350)	$296	$1,053	$(2,005)

NET INCOME (LOSS) PER BASIC SHARE:
Income from continuing operations	$(0.09)	$0.17	$0.38	$0.61
Income (loss) from discontinued operations	-	(0.01)	-	(1.71)
Net income (loss)	$(0.09)	$0.16	$0.38	$(1.10)
Weighted average shares outstanding*	3,846,234	1,817,464	2,772,040	1,817,464

NET INCOME (LOSS) PER DILUTED SHARE:
Income from continuing operations	$(0.09)	$0.17	$0.38	$0.61
Income (loss) from discontinued operations	-	(0.01)	-	(1.71)
Net income (loss)	$(0.09)	$0.16	$0.38	$(1.10)
Weighted average shares outstanding*	3,846,234	1,818,824	2,773,528	1,817,464

* Adjusted for 1 for 50 and 4 for 1 stock split effective January 6, 2011 (Note 1).

See notes to financial statements.

DGT HOLDINGS CORP.
BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

	April 30, 2011	July 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,767	$3,987
Trade receivables (net of allowance for doubtful accounts of $1,035 and $1,214 at April 30, 2011 and July 31, 2010, respectively)	15,722	12,925
Inventories (net of allowance for excess and obsolete of $3,554 and $2,536 at April 30, 2011 and July 31, 2010, respectively)	11,040	9,123
Prepaid expenses and other current assets	4,104	2,770
Total current assets	53,633	28,805

NON-CURRENT ASSETS:
Property plant and equipment, net	5,293	5,254
Deferred income taxes	545	415
Goodwill	4,526	4,526
Other assets	121	29
Total non-current assets	10,485	10,224
TOTAL ASSETS	$64,118	$39,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loan	$109	$135
Current portion of long-term debt	1,397	1,973
Accounts payable – trade	7,162	5,643
Accrued expenses	7,317	3,643
Total current liabilities	15,985	11,394

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,379	95
Other long-term liabilities	1,919	1,763
Total non-current liabilities	4,298	1,858
Total liabilities	20,283	13,252

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 100,000,000 and 50,000,000; April 30, 2011 and July 31, 2010, respectively; issued-3,991,057 and 1,992,050 at April 30, 2011 and July 31, 2010, respectively*	399	199
Additional paid-in capital*	97,546	83,270
Treasury shares – 174,585 shares, at cost at April 30, 2011 and July 31, 2010*	(7,176)	(7,176)
Accumulated other comprehensive income (loss)	2,315	(214)
Accumulated deficit	(49,249)	(50,302)
Total shareholders' equity	43,835	25,777
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,118	$39,029

* Adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011 (Note 1).
See notes to financial statements.

DGT HOLDINGS CORP.
STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	April 30, 2011	May 1, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,053	$(2,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	651	797
Deferred income tax provision	(59)	-
Stock based compensation expense	145	204
Write-down of assets and additional accruals for discontinued operations	-	1,555
Changes in operating assets and liabilities:
Trade receivables	(870)	3,614
Inventories	(733)	4,917
Prepaid expenses and other current assets	(75)	370
Other assets	(90)	45
Accounts payable – trade	724	(761)
Accrued expenses	3,080	(1,450)
Other long-term liabilities	(114)	(354)
Net cash provided by operating activities	3,712	6,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(183)	(495)
Net cash used in investing activities	(183)	(495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Rights Offering, net of expenses	14,340	-
Payment for fractional shares as a result of stock split	(9)	-
Proceeds from borrowing of long-term debt	2,500	-
Repayments under revolving loan	(44)	(7,414)
Repayment of long-term debt	(2,095)	(1,342)
Net cash provided by (used in) financing activities	14,692	(8,756)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	559	(293)
CASH AND CASH EQUIVALENTS INCREASE (DECREASE) FOR THE PERIOD	18,780	(2,612)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	3,987	7,983
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$22,767	$5,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$447	$394
Taxes paid	434	457

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

The Company’s discontinued operations loss for the three and nine months ended April 30, 2011 and May 1, 2010 is:

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Sales	$-	$-	$-	$5,428
Loss from operations	$-	$(15)	$-	$(1,541)
Asset realization (writedown) to net realizable value		-	-	(1,549)
Provision for income taxes	-	-	-	(20)
Total net income (loss) from discontinued operations	$-	$(15)	$-	$(3,110)

Income (loss) per share – Basic and Diluted
Income (loss) from operations	$-	$(0.01)	$-	$(0.86)
Income (loss) on sale of operations, asset writedowns and accrued expenses	-	-	-	(0.85)
Income (loss) per share—discontinued operations	$-	$(0.01)	$-	$(1.71)

The Company reported additional losses in fiscal year 2010 subsequent periods of approximately $47 related to activity to complete the business disposition, including severance, legal and corporate relocation expenses, offset by realization of collection of receivables and sales of inventory at a greater amount than originally anticipated.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  For certain subsidiaries during interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of April 30, 2011, finished goods represented approximately 21.0% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used are appropriate and are consistently applied.

	April 30, 2011	July 31, 2010
Raw materials and purchased parts	$9,891	$7,952
Work-in-process	1,647	1,047
Finished goods	3,056	2,660
	14,594	11,659
Less allowance for excess and obsolete inventories	(3,554)	(2,536)
Total inventories	$11,040	$9,123

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

The activity in the warranty reserve accounts in the three and nine months of fiscal 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Balance at beginning of period	$1,041	$571	$629	$704
Provision for anticipated warranty claims	41	170	449	206
Costs incurred related to warranty claims	(84)	(31)	(159)	(104)
Liability related to discontinued operations	-	-	-	(97)
Effect of foreign currency fluctuations	57	-	136	1
Balance at end of period	$1,055	$710	$1,055	$710

The liability related to warranties is included in accrued expenses on the accompanying Balance Sheet.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Statement of Operations.

Comprehensive income for the fiscal 2011 and 2010 periods presented is as follows:

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Net income (loss)	$(350)	$296	$1,053	$(2,005)
Foreign currency translation adjustments	1,212	(1,109)	2,529	(828)
Comprehensive income (loss)	$862	$(813)	$3,582	$(2,833)

NOTE 6 - INCOME (LOSS) PER SHARE

Common shares outstanding exclude 174,585 shares of treasury stock for the periods ended April 30, 2011 and May 1, 2010.  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Numerator:
Net income (loss)	$(350)	$296	$1,053	$(2,005)
Denominator (shares in thousands):
Weighted average number of common shares outstanding used for basic income per share	3,846	1,817	2,772	1,817
Effect of dilutive securities	-	2	2	-
Denominator for diluted income per share	3,846	1,819	2,774	1,817

Income (loss) per common share:
Basic	$(0.09)	$0.16	$0.38	$(1.10)
Diluted	$(0.09)	$0.16	$0.38	$(1.10)

Antidilutive securities excluded from above computations (shares in thousands)

	Three Months Ended		Nine Months Ended
	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Employee stock options	126	195	126	205

NOTE 7 - SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

Short-term credit facilities are summarized as follows:

Revolving lines of credit:	April 30, 2011	July 31, 2010
Domestic	$-	$-
Foreign	109	135
Total	$109	$135

Long term debt at April 30, 2011 and July 31, 2010 is summarized as follows:

	April 30, 2011	July 31, 2010
Mortgage	$2,456	$-
Foreign capital lease obligations	1,101	1,273
Foreign credit facilities	219	647
Foreign Italian government loans	-	148
Total long term debt	3,776	2,068
Less current portion of long-term bank debt	(1,397)	(1,973)
Long term debt, less current portion	$2,379	$95

On September 1, 2010, the Company completed a mortgage financing on its property in Bay Shore, NY and received approximately $2.5 million payable over 10 years at an initial fixed rate of 4.9% for the first 5 years, adjusted for the last 5 years as defined in the agreement.  Monthly principal repayments began in October 2010.

The Company’s Villa Sistemi Medicali S.p.A. (“Villa”) subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  The current balance due on these credit facilities at both April 30, 2011 and July 31, 2010 is $0.1 million.  In addition, Villa has outstanding letters of credit of $0.1 million, which reduce availability under the short term credit facilities.  Available borrowing under the credit facilities is $12.3 million and variable interest rates currently range from 3.495-14.250%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, which were completed in April 2008.  Interest, is payable at Euribor plus 1.04 points, currently 1.92%.  The note is repayable over a 5 year term.  Principal repayments began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at April 30, 2011 was 14.3 million Euros.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points, currently 1.84%.  The loan was repaid at maturity in December 2010.

Villa is in compliance with all related financial covenants under these short and long-term financings.

Villa was also a party to an Italian government long-term loan with a fixed interest rate of 3.425% per annum which matured and was repaid in September 2010.

Villa’s manufacturing facility is subject to a capital lease obligation with an option to purchase which matured in March 2011. Subsequent to the fiscal 2011 third quarter the Company purchased the facility for $1.0 million.

NOTE 8 - SEGMENT INFORMATION

The Company has three reportable segments: Medical Systems Group, Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  Interim segment information is as follows:

For three months ended April 30, 2011	Medical Systems Group	Power Conversion Group	Other	Total
Sales to External Customers	$9,920	$2,732	$-	$12,652
Cost of sales	8,118	1,907	-	10,025
Gross margin	1,802	825		2,627

Operating expenses	1,952	704	272	2,928
Operating income (loss)	$(150)	$121	$(272)	$(301)

For three months ended May 1, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Sales to External Customers	$9,872	$3,278	$-	$13,150
Cost of sales	7,952	2,107	-	10,059
Gross margin	1,920	1,171	-	3,091

Operating expenses	1,882	677	235	2,794
Operating income (loss)	$38	$494	$(235)	$297

For nine months ended April 30, 2011	Medical Systems Group	Power Conversion Group	Other	Total
Sales to External Customers	$45,581	$7,467	$-	$53,048
Cost of sales	35,538	5,824	-	41,362
Gross margin	10,043	1,643		11,686

Operating expenses	6,068	2,107	823	8,998
Operating income (loss)	$3,975	$(464)	$(823)	$2,688

For nine months ended May 1, 2010	Medical Systems Group	Power Conversion Group	Other	Total
Sales to External Customers	$34,316	$8,474	$-	$42,790
Cost of sales	26,785	5,493	-	32,278
Gross margin	7,531	2,981		10,512

Operating expenses	5,670	1,918	756	8,344
Operating income (loss)	$1,861	$1,063	$(756)	$2,168

NOTE 9 – SHAREHOLDERS’ EQUITY

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

On December 22, 2010, the Company completed its rights offering and issued 24,999,224 shares of common stock at $0.60 per share for proceeds of $15.0 million, net of expenses of the offering of $0.7 million.

On January 6, 2011, the Company effected a one-for-fifty reverse stock split.  The Company paid approximately $6 for fractional shares.  The reverse split was immediately followed by a four-for-one forward stock split and paid $3 for fractional shares.  After the reverse/forward stock splits, 3,991,057 shares are issued and 3,816,472 shares are outstanding.

The Company did not grant any stock options during the third quarter of fiscal 2011.  In the second quarter the Company made the determination, based on the terms of the former option plan, that stock options granted an extension from the years 2000 through 2005 for exercise as a result of the delisting of our common stock in 2000 from trading on the NASDAQ stock market, are considered terminated as of the original expiration date of the respective stock option, regardless of previously granted extensions.  This resulted in approximately 34,793 split adjusted options being terminated as of the beginning of the second quarter.  After considering the impact of the stock split, as of April 30, 2011, there are 137,151 shares outstanding under the stock option plans.

In the three and nine months ended April 30, 2011, the Company recorded $21 and $86, respectively, of compensation expense related to stock options.  In the three and nine months ended May 1, 2010, the Company recorded $79 and $204, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the third quarter of fiscal 2011 or 2010.

During the third quarter of fiscal 2011, the Company issued 51,100 restricted stock units valued at $10.50.  Restricted stock issued to directors vest 100% on the first anniversary of their issue and restricted stock issued to employees vest 50% on the first anniversary and 50% on the second anniversary.  Of the units issued, 16,100 were issued to directors and 35,000 to employees.  The Company recognized $59 of expense related to restricted stock units in the third quarter of fiscal 2011.

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

For fiscal year 2010 the Company’s foreign tax reporting entity was profitable, and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended April 30, 2011, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at April 30, 2011, will be realized.

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

Valuation of Finished Goods Inventory

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of April 30, 2011, finished goods represented approximately 21.0% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended April 30, 2011 Compared to Three Months and Nine Months Ended May 1, 2010

The following table summarizes key indicators of results of operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	Apr. 30, 2011	May 1, 2010	Apr. 30, 2011	May 1, 2010
Sales:
Medical Systems Group	$9,920	$9,872	$45,581	$34,316
Power Conversion Group	2,732	3,278	7,467	8,474
Total	$12,652	$13,150	$53,048	$42,790

Gross margin as a percentage of sales	20.8%	23.5%	22.0%	24.6%
Total operating expenses	2,928	2,794	8,998	8,344
Net income (loss) from continuing operations	(350)	311	1,053	1,105
Diluted earnings per share—continuing operations	$(0.09)	$0.17	$0.38	$0.61

Sales for the third quarter of fiscal 2011 declined 3.8% to $12.7 million from $13.2 million in the third quarter of fiscal 2010,  due to decreased volume at the Power Conversion Group,  where sales declined 16.7% to $2.7 million from $3.3 million in the prior year period, as a result of a decline in customer orders.  Sales for the Medical Systems Group, which consists solely of the Villa Sistemi Medicali S.p.A. (“Villa”) subsidiary, were $9.9 million, approximately the same as in the prior year’s third quarter.  The Power Conversion Group encompasses the operations of the Company’s RFI Corporation subsidiary (“RFI”).

Sales for the first nine months of fiscal 2011 increased 24.0% to $53.0 million from $42.8 million, due to increased volume at the Medical Systems  Group in the first half of the year where sales of $45.6 million reflect an increase of $11.3 million, or 32.8%, from the prior year’s first nine months.  The Power Conversion Group’s sales for the first nine months of fiscal 2011 of $7.5 million were approximately $1.0 million, or 11.9%, lower than the prior year’s sales.

Backlog at April 30, 2011, was $13.3 million compared to $11.9 million at July 31, 2010.  Backlog at the Medical Systems Group at April 30, 2011 increased $0.6 million from July 31, 2010.  Backlog at the Power Conversion Group increased $0.7 million from levels at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margin for the fiscal 2011 third quarter was 20.8% as compared to 23.5% in same period last year.  The Medical Systems Group third quarter gross margin of 18.2% was lower than the gross margin of 19.5% in the third quarter of fiscal 2010, primarily due to the mix of product shipped. The Power Conversion Group’s gross margin for the third quarter of fiscal 2011 was 30.2% versus 35.7% in the prior year third quarter due to the reduction in sales.

Gross margin decreased to 22.0% of sales for the first nine months of fiscal 2011 from 24.6% of sales in the first nine months of fiscal 2010.  Gross margin at the Medical Systems Group during the first nine months of fiscal 2011 at 22.0% was approximately the same as the same period in the prior year.  Gross margin at the Power Conversion Group decreased to 22.0% from 35.2% in the first nine months of fiscal 2010.  The decrease in gross margin was attributable to an increase in inventory reserves of $0.5 million recorded in the second quarter of fiscal 2011 and to higher employee costs, consisting primarily of medical insurance expense.

Total operating expenses in the fiscal 2011 third quarter were $2.9 million, or 23.1% of sales, compared to $2.8 million, or 21.3% of sales, in the prior year’s third quarter.  The following table summarizes the key changes in operating expenses for fiscal 2011 from the prior year:

(Dollars in thousands)	Three months ended April 30, 2011	Nine Months ended April 30, 2011
Research and development	$(74)	$34
Selling, general and administrative	208	620
Change in operating expenses	$134	$654

Operating loss for the fiscal 2011 third quarter was $0.3 million compared to operating income of $0.3 million in the third quarter of fiscal 2010.  The Medical Systems Group incurred an operating loss of $0.2 million in the fiscal 2011 third quarter compared to breakeven operating income in the third quarter of fiscal 2010, on comparable sales volume. The Power Conversion Group had operating income of $0.1 million in the fiscal 2011 third quarter, compared to operating income of $0.5 million in the comparable period last year.  Unallocated corporate expenses for the third quarter of fiscal 2011 totaled $0.3 million as compared to $0.2 million in the prior year.

Operating income for the first nine months of fiscal 2011 was $2.7 million compared to $2.2 million in the comparable prior year period.  Operating income at the Medical Systems Group was $4.0 million compared to operating income of $1.9 million in the first nine months of fiscal 2010.  The Power Conversion Group had an operating loss of $0.5 million for the first nine months of fiscal 2011 primarily related to the increase in inventory reserves, compared to operating income of $1.1 million in the comparable prior year period.  Unallocated corporate expenses for the first nine months of fiscal 2011 totaled $0.8 million as compared to $0.8 million in the comparable prior year period.

Discontinued operations had no profit or loss during the third quarter or first nine months of fiscal 2011.  The discontinued operations had a minimal loss in the third quarter of fiscal 2010 and a loss of $3.1 million for the first nine months of fiscal 2010.

Loss from continuing operations in the third quarter of fiscal 2011 was $0.4 million, or $0.09 per basic and diluted share, compared to operating income of $0.3 million, or $0.17 per basic and diluted share in the prior year period.  For the third quarter of fiscal 2011, there were 3.8 million weighted average diluted common shares outstanding (“shares outstanding”), compared to 1.8 million in the third quarter of fiscal 2010.

Net income for the first nine months of fiscal 2011 was $1.1 million, or $0.38 per basic and diluted share, compared to a net loss of $2.0 million, or $1.10 per basic and diluted share in the comparable prior year period.  For the first nine months of fiscal 2011, there were 2.8 million weighted average shares outstanding, compared to 1.8 million in the first nine months of fiscal 2010.  The shares outstanding have been restated to reflect the reverse and forward stock splits effected in January 2011.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital include, but are not limited to, cash flow from operations and short-term credit facilities.  We believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.  In addition, we may be able to dividend necessary funds from our foreign subsidiary.

Working Capital — At April 30, 2011 and July 31, 2010, our working capital was  $37.6 million and $17.4 million, respectively.  The increase in working capital for the first nine months of fiscal 2011 related primarily to the proceeds from the rights offering during the second quarter of fiscal 2011, as well as the mortgage on the property in Bay Shore, NY.  At April 30, 2011 and July 31, 2010, the Company had $22.8 million and $4.0 million in cash and cash equivalents, respectively.  This increase is due to the rights offering and mortgage proceeds and increases in accounts payable and accrued expenses, offset by increases in our receivables as a result of the increase in sales at the Medical Systems Group.

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

The Company completed its rights offering in December 2010 and raised $14.3 million, net of expenses of the offering.  In addition, the company paid $9 thousand for fractional shares as a result of a one-for-fifty reverse stock split, followed by a four-for-one forward split on January 6, 2011.

In addition, as of April 30, 2011 and July 31, 2010, our Villa subsidiary had $12.3 and $9.1 million of excess borrowing availability under its various short-term credit facilities, respectively.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiary.

	Nine Months Ended
(Dollars in thousands)	Apr. 30, 2011	May 1, 2010
Net cash provided by operating activities	$3,712	$6,932
Net cash used in investing activities	(183)	(495)
Net cash provided by (used in) financing activities	14,692	(8,756)
Effect of exchange rate changes on cash	559	(293)
Net increase/(decrease) in cash and cash equivalents	18,780	(2,612)
Cash and cash equivalents at beginning of year	3,987	7,983
Cash and cash equivalents at end of period	$22,767	$5,371

Cash Flows from Operating Activities – For the nine months ended April 30, 2011, the Company generated $3.7 million of cash from operations, compared to $6.9 million in the comparable prior fiscal year period from increases in receivables and inventory levels.

Cash Flows from Investing Activities — The Company made $0.2 million of facility improvements and capital equipment expenditures for the nine months ended April 30, 2011, as compared to $0.5 million for the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the nine-month period ended April 30, 2011 the Company received $14.3 million on completion of the Rights Offering in December.  The Company also received $2.5 million of proceeds from a mortgage on its Bay Shore, NY facility.  Subsequent to the third quarter of fiscal 2011, the Company purchased its facility in Milan, Italy at the conclusion of the lease for

$1.0 million.  The Company repaid a total of $0.1 million of indebtedness on our revolving loan agreement, as well as on our Italian borrowings, as compared to $8.8 million in the comparable prior fiscal year period.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, have not changed materially at April 30, 2011, except for the issuance of a mortgage on the Bay Shore, NY facility, which calls for payments of $17 per month through August 31, 2020.  The annual rate is currently 4.9%, adjustable in September 2015.  The Company has short-term credit facilities and long-term debt, including a capital lease obligation at the Company’s Villa subsidiary located in Italy. Villa’s manufacturing facility is subject to a capital lease obligation which matured in March 2011 with an option to purchase. Subsequent to the end of the quarter the Company exercised the option to purchase the facility. The terms of these facilities are more fully described in Note 7 of the “Notes to Financial Statements” and incorporated herein by reference.

As of April 30, 2011, the Company had $0.1 million in borrowings under its foreign short-term credit facilities.  As of April 30, 2011, the Company had $12.3 million of excess borrowing availability under its Italian bank credit facilities.

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

From time to time the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.  In the opinion of management, such legal actions are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

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

Dated:  June 10, 2011