Form 10-K
period 2011-07-30
DGT Holdings Corp.
filed 2011-09-27
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 30, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant as of January 29, 2011 was $22,947,166.  Solely for the purposes of this calculation, shares held by directors and executive officers and by each person known by the Registrant to beneficially own 10% or more of the common stock of the Registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

As of September 19, 2011 there were 3,867,572 shares of the registrant’s common stock outstanding.

PART I

ITEM 1 BUSINESS

DGT Holdings Corp., a New York corporation (formerly Del Global Technologies Corp.), was incorporated in 1954.  We are a leader in developing, manufacturing and marketing medical and dental imaging systems and power conversion subsystems and components worldwide.  Our products include stationary and portable medical and dental diagnostic imaging systems and electronic systems and components such as electronic filters, transformers and capacitors.

The Company is headquartered in Bay Shore, New York.  The mailing address of our headquarters is 100 Pine Aire Drive, Bay Shore, New York 11706 and our telephone number is 631-231-6400.  Our website is www.dgtholdings.com.  Through the ”SEC Filings” section of our website, we make our filings with the SEC available as soon as practicable after they are electronically filed with the SEC.  These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

On November 24, 2009, we sold our Del Medical U.S. business unit.  This business was part of the Company’s Medical Systems Group which now consists entirely of our Villa Sistemi Medicali S.p.A. subsidiary (“Villa”).  On August 3, 2011, the Board of Directors approved the sale of our Villa subsidiary and on September 12, 2011, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with VIV s.r.l., a limited liability company incorporated under Italian law (“VIV”), pursuant to which the Company has agreed to sell all of its shares in Villa to VIV.  So long as the Share Purchase Agreement has not been terminated by either party, the Company has not exercised its withdrawal right, and the conditions to closing have been satisfied, the consummation of the Villa sale is expected to occur on November 3, 2011.  Should such sale be consummated, our mix of operating assets will differ from those upon which our historical financial statements are based.  Consequently, our historical financial statements may not be reliable as an indicator of future results.

EMPLOYEES

As of July 30, 2011, we had 212 employees.  We believe that our employee relations are good.  None of our approximately 87 U.S. based employees are represented by a labor union.  Employment by functional area as of July 30, 2011, is as follows:

Executive	1
Administration and Finance	18
Manufacturing	136

Engineering	37
Sales and Marketing	20
Total	212

OPERATING SEGMENTS

The operating businesses that we report as segments consist of the Medical Systems Group and the Power Conversion Group.  For fiscal 2011, the Medical Systems Group segment accounted for approximately 84% of our revenues and the Power Conversion Group segment accounted for approximately 16% of our revenues.  Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs.  For the fiscal year ended July 30, 2011, one of our customers accounted for 10% or more of consolidated revenues.  None of our business segments are dependent upon a single customer or a few customers.   Our operating segments and businesses are summarized in the following table:

DIVISION	BRANDS	SUBSIDIARIES	FACILITIES
MEDICAL SYSTEMS GROUP:	Villa Sistemi Medicali	Villa Sistemi Medicali S.p.A. (“Villa”)	Milan, Italy

POWER CONVERSION GROUP: Electronic Systems & Components	RFI	RFI Corporation (“RFI”)	Bay Shore, NY

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

Our medical and dental imaging systems are sold under the Villa brand name.  The prices of our medical imaging systems range from approximately $4,000 to $400,000 per unit, depending on the complexity and flexibility of the system.

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

The Moviplan product line includes a variety of configurations that fit a wide range of markets, spanning from small private practices to hospitals, with a specific accent on emerging countries.  A leading model is the tomographic version, which allows users to take images of multiple sections of the body.  The general radiographic systems product range has been recently complemented by a selection of digital imaging solutions that replace the conventional film and allow operators to capture images in a direct digital format.  Such systems are based on the “Flat Panel” technology.  Flat panels are solid state detectors that acquire the radiographic image directly in digital format, with an imaging area up to 43x43cm.  Images are acquired by a PC workstation that processes, stores and distributes the images over the hospital network, reducing the overall examination time and x-ray dose to the patient.  Components, such as the flat panel detectors, the PC and the software are sourced by OEM vendors; the systems are integrated by Villa.

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

Remote controlled systems like the Apollo R/F system are also widely used in connection with our digital acquisition systems, DIVA-D and DIVA HDE, to perform digital image acquisition and real time angiographic examinations with a vast choice of image acquisition and post-processing tools.  The DIVA system can also be equipped with DICOM functionalities that enable images to be sent to centralized archival units, image reviewing workstations, laser imagers, and in general allow the system to be fully integrated into PACS (Picture Archival and Communication Systems) networks within a hospital.

The Apollo Remote R/F system represents a sophisticated system and technology produced by the Medical Systems Group.  Dynamic flat panels now represent an available alternative to carry on fluoroscopy at 43 x 43 cm detector size (Apollo DRF version).  Implementing this new technology will help improve the productivity of the radiographic room by providing a fully digital environment for both radiographic and fluoroscopic applications.  The Apollo DRF represents the most advanced and sophisticated system produced by the Medical Systems Group.  Apollo products are sold both with our own brand (Villa), as well as private labeled units to selected OEM customers.

PORTABLE AND MOBILE MEDICAL X-RAY SYSTEMS –Mobile units are  manufactured and distributed under the Villa brand and include the “Visitor” product line with high frequency generators up to 30 kilowatts that are typically used in hospitals to take radiographic images directly at the patient’s bed.

DENTAL SYSTEMS – We produce a broad range of DC and AC powered intra-oral (commonly known as bite wing) x-ray systems at our Villa facility.  In addition, our basic Rotograph systems are utilized to perform panoramic images for dental applications using both analog (Rotograph Plus) and digital (Rotograph D) image capture technology.  A recent addition to the dental product line is the new Rotograph Evo panoramic, which inherits the “Rotograph” name that has been a landmark in the panoramic imaging for decades and brings important advances such as the possibility to use one mobile detector to perform both panoramic and cephalometric studies, with a substantial saving in the investment for the user.  This same machine is now available also as a 3D unit, adapted mechanically and electronically to operate with the latest “Cone Beam” tecdhnology allowing 3D reconstruction of the jaw.  The core of the Rotograph Evo 3D is the innovative Flat Panel Detector (FPD) using Amorphous Silicon technology associated with Cesium Iodide (Csl) scintillator.

The digital versions of the panoramic units can easily be connected to a personal computer for immediate image reviewing, post-examination processing and cost effective printing and archival.  The relatively small price differential between digital and analog panoramic units has caused a very quick shift to digital technology in the marketplace which accounts for approximately 12% of the volume of new units sold over the past three years.  The dental products are sold both with our own brand (Villa), as well as private labeled units to selected OEM customers.

MAMMOGRAPHY SYSTEMS –After several years of distribution of the Melody II, we recently introduced the Melody III, which is still manufactured by the same European-based manufacturer and sold under the Villa brand.  Although we have exclusive use of the “Melody III” name, our supplier markets a similar product in several competing markets.  The system is sold internationally but outside of the U.S.

SURGICAL C-ARMS – We sell a mobile C-arm unit called “Arcovis 3000” under the Villa brand.  The product is manufactured by a European company that also sells similar products to other customers.

MARKETING AND DISTRIBUTION

Our medical imaging systems are sold in the U.S. and internationally, principally by a network of worldwide distributors.  Medical imaging system distributors are supported by our regional managers, area managers, marketing managers and technical support groups, who train distributor sales and service personnel and participate in customer calls.  Due to the different markets and end use customers for dental as compared to medical imaging systems, dental products are distributed by a separate network of dental dealers who target the dental practitioners market.  In addition, we manufacture medical and dental products for certain OEM customers under their name.

Technical support in the selection, use and maintenance of our products is provided to distributors and professionals by customer service representatives.  We also maintain telephone hotlines to provide technical assistance to distributors during regular business hours.  We also have “Application Specialists”  who maximize customer satisfaction and provide value-added services to our customers buying digital radiographic and fluoroscopic systems.  Additional product and distributor support is provided through participation in medical equipment exhibitions and trade specific advertising.

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

RAW MATERIALS AND PRINCIPAL SUPPLIERS

The Medical Systems Group in most cases uses two or more alternative sources of supply for each of its raw materials, which consist primarily of mechanical subassemblies, electronic components, x-ray tubes and x-ray generators.  In certain instances, however, the Medical Systems Group will use a single source of supply when directed by a customer or by need.  In order to ensure the consistent quality of the Medical Systems Group’s products, the Company follows strict supplier evaluation and qualification procedures, and where possible, enters into strategic relationships with its suppliers to assure a continuing supply of high quality critical components.

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

PRODUCT DEVELOPMENT

It is generally accepted that digital radiography will continue to become the dominant technology used in hospitals and imaging clinics throughout the world over the next 10 to 15 years.  Currently, there are a number of competing technologies available in connection with the digitization of x-ray images.  In addition, there are substantial hurdles which need to be addressed in terms of transitioning radiology practices from the current analog environment to a digital environment.  These ancillary issues include image storage and retrieval and record keeping.  However, due to the high cost of this technology, the rate of migration from analog to digital technologies is still growing.  In addition, there is uncertainty as to which technology will be accepted as the industry-standard for image capture and communication and storage of digital image information.

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

Consequently, our current research and development spending is focused on both enhancing our existing conventional radiographic products and continuing to enhance our digital radiographic solutions and explore partnerships with strategic vendors in the digital marketplace.  The introduction of digital imaging is growing much faster in dental applications where the cost difference between traditional and digital does not represent a significant barrier.  In order to more fully participate in the digital dental market, Villa has initiated a strategic partnership with a company that provides digital solutions for dental panoramic units. Villa is offering a full line of digital panoramic units.

Spending for research and development for our Medical Systems Group was approximately $2.0 million for fiscal year 2011, $2.0 million for fiscal year 2010 and $2.0 million for fiscal year 2009.

TRADEMARKS AND PATENTS

The majority of the Medical Systems Group’s products are based on technology that is not protected by patent or other rights.  Within the Medical Systems Group, certain of our products and brand names are protected by trademarks, both in the U.S. and internationally.  Because we do not have patent rights in our products, our technology may not preclude or inhibit competitors from producing products that have identical performance as our products.  Our future success is dependent primarily on the technological expertise and management abilities of our employees and the strength of our relationship with our worldwide dealer network.

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

FDA’S PREMARKET CLEARANCE AND APPROVAL REQUIREMENTS

In the U.S., medical devices are classified into three different categories over which the FDA applies increasing levels of regulation: Class I, Class II and Class III.  The Medical Systems Group manufactures several Class I and Class II devices.  Before a new Class II device can be introduced into the U.S. market, the manufacturer must obtain FDA clearance or approval through either premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or a premarket approval under Section 515 of that Act, unless the product is otherwise exempt from the requirements.

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

FOREIGN GOVERNMENT REGULATION

Our products are also regulated outside the U.S. as medical devices by foreign governmental agencies, similar to the FDA, and are subject to regulatory requirements, similar to the FDA’s, in the countries in which we plan to sell our products.  We work with our foreign distributors to obtain the foreign regulatory approvals necessary to market our products outside of the U.S.  In certain foreign markets, it is necessary to obtain ISO 9001 certification, which is analogous to compliance with the FDA’s Good Manufacturing Practices requirements.  It is also necessary to obtain ISO 13485 certification, which specifies requirements for a quality system to be used for design and development, production, installation and servicing of medical devices.  We have obtained ISO 9001 certification and ISO 13485 certification for our medical systems manufacturing facility.  In many European Communities and other international locations it is necessary or desirable to have a “CE” (Communities of Europe) mark on our products.  This involves substantial testing by a third party such as Underwriters Laboratories or Electronics Testing Laboratories and for some devices, a certificate from a notified body declaring conformance to applicable directives and regulations.  We have completed the necessary third party testing at our manufacturing location, maintain the necessary certifications and are qualified to place the CE mark on all products intended for sale in such countries.  The time and cost required in obtaining market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

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

BACKLOG

Consolidated backlog at July 30, 2011 was $14.7 million versus backlog at July 31, 2010 of approximately $11.9 million.  The backlog in the Power Conversion Group of $4.4 million increased $0.2 million from levels at the beginning of the fiscal year while there was a $2.7 million increase in the fiscal year end backlog of our Medical Systems segment from July 31, 2010, reflecting higher bookings during the twelve month period in international markets.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

GEOGRAPHIC AREAS

For further information about Geographic areas the Company operates in, as well as other segment related disclosures, refer to Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 1A                   RISK FACTORS

Prospective investors should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company and its business before purchasing our securities.  In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that actual results could differ materially from those contemplated by such statements.  The factors listed below represent certain important factors which we believe could cause such results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

Our operations are likely to undergo material changes due to the expected sale of our Villa subsidiary, and our actual operating results can be expected to differ from the results indicated in our historical financial statements.

We entered into the Share Purchase Agreement for the sale of our Villa subsidiary on September 12, 2011.  Should such sale be consummated, our mix of operating assets will differ from those upon which our historical financial statements are based.  Consequently, our historical financial statements may not be reliable as an indicator of future results.

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

Our common stock is not listed on a national securities exchange and we cannot predict when or if it ever will be listed on any national securities exchange.

Current pricing information on our common stock has been available on the Over the Counter Bulletin Board (the “OTCBB”).  The OTCBB is an over-the-counter market which generally provides significantly less liquidity than established stock exchanges and quotes for stocks included in the OTCBB are not listed in the financial sections of newspapers.  Therefore, prices for securities traded solely in the OTCBB may be difficult to obtain, and shareholders may find it difficult to resell their shares.  In order for our common stock to be listed on a national securities exchange, we will need to meet certain listing requirements.  There can be no assurance that we will be able to meet such listing requirements.  We do not have any current plans to list our common stock on a national securities exchange.

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

We rely on external sources to supply raw materials, which consist primarily of mechanical subassemblies, electronic components, x-ray tubes and x-ray generators in the Medical Systems Group and electronic components and subassemblies and metal enclosures for our products in the Power Conversion Group.  Our ability to meet future demand and manufacture our product is dependent on these sources of supply.  If disruptions in these sources of supply cause shortages of raw materials, our ability to ship products to customers will be impacted.  In addition, due to the high material cost component of our manufactured goods, our gross margins would be adversely impacted by increases in raw material costs we may be unable to pass along to our customers due to market conditions.

Due to the significance of our international operations, political or economic changes in the various countries or regions we manufacture in or sell our products to could impact our financial condition.

International sales, including products manufactured at our facility in Milan, Italy, comprised 84% and 78% of consolidated revenues for fiscal years 2011 and 2010, respectively. Our future results could be adversely affected by a variety of international risks, including unfavorable foreign currency exchange rates; difficulties in managing and staffing international operations, political or social unrest; economic instability or natural disasters; environmental or trade protection measures; changes in governmental or other entities buying patterns and tender order procedures; changes in other regulatory or certification requirements.  In addition, any changes in Italian tax laws including changes in withholding on dividends from our Italian subsidiary or other restrictions on transfers of funds to the U.S. could impact our financial condition.

We may not be able to obtain additional financing.

The Company does not currently have a U.S. credit facility to finance working capital needs.  Management believes that if financing is needed, they would be able to obtain new asset based financing on the Company’s U.S. subsidiary. In addition, the Company may be able to dividend necessary funds from its foreign subsidiary, although this is not planned. Although on September 1, 2010, the Company completed a mortgage financing on our property in Bay Shore, New York, and received approximately $2.5 million payable over 10 years at an annual rate of interest of 4.9%, the Company can make no assurances that it will be able to obtain additional financing in the future on terms favorable to the Company or at all.

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

As of July 30, 2011, an aggregate of 3,867,572 shares of our common stock were outstanding.  In addition, as of July 30, 2011, there were outstanding options to purchase 137,151 shares of our common stock, 117,721 of which were fully vested.

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

●	future announcements concerning us, our competitors or other companies with whom we have business relationships;

●	changes in government regulations applicable to our business;

●	overall volatility of the stock market and general economic conditions;

●	changes in our earnings estimates or recommendations by analysts; and

●	changes in government regulations applicable to our business;

●	changes in our operating results from quarter to quarter.

Accordingly, substantial fluctuations in the price of our common stock could limit the ability of our current shareholders to sell their shares at a favorable price.

The Company may submit, from time to time, proposals to shareholders to amend the company’s certificate of incorporation or to increase the number of common shares authorized and any resulting issuances of additional shares could prove dilutive to shareholders or deter changes in control of the Company.

At a special meeting of shareholders of the Company held on October 13, 2010, the shareholders approved a proposal to increase the aggregate number of shares of common stock authorized to be issued by the Company from 50,000,000 to 100,000,000 in order to have a sufficient number of shares of common stock to provide a reserve of shares available for issuance to meet business needs as they may arise in the future.  Such business needs may include, without limitation, rights offerings, financings, acquisitions, establishing strategic relationships with corporate partners, providing equity incentives to employees, officers or directors, stock splits or similar transactions.  On January 6, 2011, the Company effected a one-for-fifty reverse stock split, immediately followed by a four-for-one forward stock split.  The number of authorized shares of our common stock did not change by virtue of the reverse stock split and forward stock split and the Company has additional shares of common stock which may be issued.  Issuances of any additional shares for these or other reasons could prove dilutive to current shareholders or deter changes in control of the Company, including transactions where the shareholders could otherwise receive a premium for their shares over then current market prices.

ITEM 1B                UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2                  PROPERTIES

The following is a list of our principal properties, classified by segment and subsidiary:

SEGMENT	LOCATION	APPROX. FLOOR AREA IN SQ. FT.	PRINCIPAL USES	OWNED/LEASED (EXPIRATION DATE IF LEASED)
MEDICAL SYSTEMS GROUP:

Villa Sistemi Medicali	Milan, Italy	67,000	Design and manufacturing	Owned (1)
POWER CONVERSION GROUP: RFI	Bay Shore, NY	55,000	Corporate Headquarters, Design and manufacturing	Owned (2)

(1)	Villa exercised the option to purchase this property at the conclusion of their lease in April 2011.

(2)	On September 1, 2010, RFI entered into a mortgage on this property in favor of People’s Bank in the amount of $2.5 million payable over 10 years at an annual rate of interest of 4.9%.

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

ITEM 4                  (Removed and Reserved)

PART II

ITEM 5                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective May 11, 2007, our common stock commenced trading on the Over the Counter “OTC” Bulletin Board under the symbol “DGTC.OB”.  Prior to that, shares of our common stock had been traded on the “pink sheets,” under the symbol “DGTC.PK”.  The OTC is an over-the-counter market which provides significantly less liquidity than established stock exchanges, and quotes for stocks included in the OTC are not listed in the financial sections of newspapers as are those for established stock exchanges.

As of September 19, 2011, there were approximately 405 holders of record of our common stock.  The following table shows the high and low sales prices per share of our common stock for the past eight quarters, as reported by the over the counter market.  The over-the-counter market quotations listed below reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

FISCAL PERIOD	HIGH*	LOW*
FISCAL 2011
First Quarter	$12.50	$6.00
Second Quarter	11.99	7.13
Third Quarter	11.88	9.00
Fourth Quarter	9.50	6.00
FISCAL 2010
First Quarter	$8.75	$4.38
Second Quarter	9.38	4.63
Third Quarter	15.00	6.88
Fourth Quarter	14.88	9.00

*           Adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011.

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

ITEM 6                  SELECTED FINANCIAL DATA

The selected income statement data presented for the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009 and the balance sheet data as of July 30, 2011 and July 31, 2010 have been derived from our audited financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.  The income statement data for the years ended August 2, 2008 and July 28, 2007, and the balance sheet data as of August 1, 2009, August 2, 2008 and July 28, 2007 have been derived from audited financial statements not included herein.  This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K.  We entered into the Share Purchase Agreement for the sale of our Villa subsidiary on September 12, 2011.  Should such sale be consummated, our mix of operating assets will differ from those upon which our historical financial statements are based.  Consequently, our historical financial statements may not be reliable as an indicator of future results.

	FISCAL YEARS ENDED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	JULY 30, 2011	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008	JULY 28, 2007

INCOME STATEMENT DATA:

Net sales	$67,921	$56,168	$52,885	$80,719	$76,834
Gross margin	15,187	14,050	13,646	22,428	20,906

Selling, general and administrative	10,191	8,577	8,078	10,248	9,527
Research and development	2,076	2,054	1,992	2,488	2,013
Litigation settlement costs	-	-	2,536	60	-
Operating income	2,920	3,419	1,040	9,632	9,366
Provision for income taxes	1,879	1,100	995	3,177	3,400
Income from continuing operation	1,130	2,345	16	6,327	4,923
Discontinued operation, net of taxes	-	(3,157)	(4,144)	(3,350)	(1,107)
Net income (loss)	1,130	(812)	(4,128)	2,977	3,816

Net income (loss) per share – Basic
Continuing operations	$0.37	$1.29	$0.00	$3.27	$3.81
Discontinued operation	-	(1.74)	(2.22)	(1.73)	(0.86)
Net income (loss) per basic share	$0.37	$(0.45)	$(2.22)	$1.54	$2.95

Net income (loss) per share – Diluted
Continuing operations	$0.37	$1.29	$0.00	$3.21	$3.74
Discontinued operation	-	(1.74)	(2.22)	(1.70)	(0.84)
Net income (loss) per diluted share	$0.37	$(0.45)	$(2.22)	$1.51	$2.90
Weighted average shares outstanding – Basic	3,046	1,817	1,863	1,936	1,292
Weighted average shares outstanding – Diluted	3,047	1,817	1,863	1,972	1,316
BALANCE SHEET DATA:
Working capital	$38,147	$17,411	$22,061	$31,204	$24,978
Total assets	63,301	39,029	55,262	66,353	66,339
Long-term debt and subordinated note	2,355	95	2,385	4,504	5,393
Shareholders’ equity	44,298	25,777	28,628	36,163	30,196

 NOTE:  Earnings per share and shares outstanding have been adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011 (See Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data.”

ITEM 7                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

In addition to other information in this Annual Report on Form 10-K, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment.  We caution that these statements are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities and favorable determinations in various legal and regulatory matters.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the SEC including those discussed in Item 1A, “Risk Factors” included in this Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

On September 12, 2011, the Company entered into the Share Purchase Agreement pursuant to which the Company has agreed to sell all of its shares in Villa.  So long as the Share Purchase Agreement has not been terminated by either party to the agreement, the Company has not exercised its withdrawal right, and the conditions to closing have been satisfied, the consummation of the Villa sale is expected to occur on November 3, 2011.  Should such sale be consummated, our mix of operating assets will differ from those upon which our historical financial statements are based.  Consequently, our historical financial statements may not be reliable as an indicator of future results.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Within these policies, we have identified the accounting for revenue recognition, deferred income taxes, the allowance for obsolete and excess inventory and goodwill as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

During fiscal years 2011, 2010 and 2009, the Company’s foreign tax reporting entity was profitable and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets.  As of July 30, 2011, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax assets.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset of $0.6 million at July 30, 2011 will be realized.

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

VALUATION OF FINISHED GOODS INVENTORIES

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  These estimates are revised based on actual results at year end.  As of July 30, 2011, finished goods represented 20.0% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

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

The Company’s fiscal 2011 impairment assessment on its international Medical Systems Group reporting unit did not suggest impairment.  However, future operating results and earnings could fluctuate, requiring the Company to reevaluate the carrying value of its goodwill.

At July 30, 2011, the Company’s market capitalization was below tangible book value.  While the market capitalization decline was considered in the Company’s evaluation of fair value, the market metric is only one indicator of fair value.  In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company because of limited trading volume and market volatility due to general economic factors. The Company’s goodwill relates solely to its international Medical Systems Group reporting unit. The fair value of the Company as determined by its market cap does not impact the fair value of the international Medical Systems Group reporting unit, which was above its net book value as of June 30, 2011.  In addition, on September 12, 2011, we entered into a share purchase agreement to sell the international Medical Systems Group for an estimated $6.6 million more than book value.

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

CONSOLIDATED RESULTS OF OPERATIONS

FISCAL 2011 COMPARED TO FISCAL 2010

The following table summarizes key indicators of consolidated results of operations:

	Year Ended
(Dollars in thousands, except per share data)	July 30, 2011	July 31, 2010
Sales:
Medical Systems Group	$57,138	$43,695
Power Conversion Group	10,783	12,473
Sales	$67,921	$56,168

Gross margin as a percentage of sales	22.4%	25.0%
Total operating expenses	$12,267	$10,631
Income from continuing operations	$1,130	$2,345
Diluted income per share from continuing operations	$0.37	$1.29

Consolidated net sales of $67.9 million for fiscal 2011 reflect a 20.9% increase from fiscal 2010 net sales of $56.2 million.  Sales at the Medical Systems Group for fiscal 2011 of $57.1 million reflects an increase of $13.4 million or 30.8% from the prior year, due to a broad increase in demand.

The Power Conversion Group’s sales for fiscal 2011 of $10.8 million were approximately $1.7 million lower than prior year’s sales as a result of a decline in customer orders.

Backlog of $10.4 million at the Medical Systems Group was $2.7 million higher than it was at July 31, 2010, while backlog at the Power Conversion Group increased $0.2 million to $4.4 million from levels at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Consolidated gross margin decreased to 22.4% of sales for fiscal 2011 from 25.0% of sales in fiscal 2010.  Gross margin at the Medical Systems Group during fiscal 2011 decreased to 21.5% from 22.2% in the prior year and the gross margin at the Power Conversion Group decreased to 27.0% from 35.0% in fiscal 2010 due to an increase in inventory reserves of $0.5 million and to higher employee costs, consisting primarily of medical insurance expense.

Total operating expenses increased $1.6 million to $12.3 million in fiscal 2011 from $10.6 million for the prior year as a result of increased selling and general and administrative costs at the Medical Systems Group as a result of the increased volume.

The following table summarizes the key changes in operating expenses for fiscal 2011 from the prior year:

Year Ended
July 30, 2011
(in thousands)
Research and development	$22
Selling, general and administrative	1,614
Change in total operating expenses	$1,636

Operating income for fiscal year 2011 was $2.9 million compared to $3.4 million in the comparable prior year period.  Operating income at the Medical Systems Group was $4.2 million compared to operating income of $2.6 million in fiscal 2010.  The Power Conversion Group generated operating income of $0.1 million, compared to operating income of $1.8 million in the prior year.  The decrease was due to additional inventory reserves and higher employee costs, as explained above.  Unallocated corporate expenses for fiscal 2011 totaled $1.3 million as compared to $1.0 million in the prior year.

On a consolidated basis in fiscal 2011, the Company recorded an income tax provision of $1.9 million compared to $1.1 million in fiscal 2010.  The tax provision is primarily due to foreign taxes on the profits of Villa.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in fiscal 2011 or 2010 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards, as explained in Critical Accounting Policies above.

The discontinued operations loss of $3.2 million in fiscal 2010 reflects a $1.6 million loss from operations on sales of $5.4 million, $0.7 million from the write-down of assets to net realizable value and $0.9 million for severance and related expenses.

The Company recorded net income of $1.1 million or $0.37 per basic share in fiscal 2011, compared to net loss of $0.8 million or $.45 per basic share (as adjusted to reflect stock splits) in the prior fiscal year.

FISCAL 2010 COMPARED TO FISCAL 2009

The following table summarizes key indicators of consolidated results of operations:

	Year Ended
(Dollars in thousands, except per share data)	July 31, 2010	August 1, 2009
Sales:
Medical Systems Group	$43,695	$40,933
Power Conversion Group	12,473	11,952
Sales	$56,168	$52,885

Gross margin as a percentage of sales	25.0%	25.8%
Total operating expenses	$10,631	$12,606
Income from continuing operations	$2,345	$16
Diluted income per share from continuing operations	$1.29	$0.00

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

The Company recorded a net loss of $0.8 million or $0.45 per basic share in fiscal 2010, compared to net loss of $4.1 million or $1.22 per basic share in the prior fiscal year (as adjusted to reflect the stock splits).

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

FISCAL 2011 COMPARED TO FISCAL 2010

Working Capital — At July 30, 2011 and July 31, 2010, our working capital was approximately $38.1 million and $17.4 million, respectively.  The increase in working capital for fiscal 2011 as compared to fiscal 2010 related primarily to the proceeds from the rights offering during the second quarter of fiscal 2011, as well as the mortgage on the property in Bay Shore, NY.  At July 30, 2011 and July 31, 2010, the Company had $23.6 and $4.0 million in cash and cash equivalents, respectively.  This increase is due to the rights offering and mortgage proceeds and increases in accounts payable and accrued expenses, offset by increases in our receivables as a result of the increase in sales at the Medical Systems Group.

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

In addition, as of July 30, 2011 and July 31, 2010, our Villa subsidiary had $12.3 million and $9.1 million of excess borrowing availability under its various short-term credit facilities, respectively.  Terms of the Italian credit facilities do not permit the use of borrowing availability to directly finance operating activities at our U.S. subsidiary.

The following is a summary of the Company’s cash flows:

	Year Ended
(Dollars in thousands, except per share data)	July 30, 2011	July 31, 2010
Net cash provided by operating activities	$5,009	$6,205
Net cash used in investing activities	(310)	(848)
Net cash provided by (used in) financing activities	14,294	(8,966)
Effect of exchange rate changes on cash	649	(387)
Net increase (decrease) in cash and cash equivalents	19,642	(3,996)
Cash and cash equivalents at beginning of year	3,987	7,983
Cash and cash equivalents at end of period	$23,629	$3,987

Cash Flows from Operating Activities — For the year ended July 30, 2011, the Company provided approximately $5.0 million of cash for operations, compared to $6.2 million in the prior fiscal year.  The decrease is largely due to an increase in trade accounts payable and accrued expenses, offset by increases in receivables and inventories at our foreign operations.

Cash Flows from Investing Activities – The Company made approximately $0.3 million in facility improvements and capital equipment expenditures for the fiscal year ended July 30, 2011, compared to $0.8 million in the prior fiscal year period.

Cash Flows from Financing Activities – During the year ended July 31, 2011, the Company completed a Rights Offering which provided $14.3 million, net of expenses.  The Company also received proceeds of $2.5 million for a mortgage on its Bay Shore, NY facility.  In addition, approximately $2.4 million of long-term debt was repaid, including the approximately $1.0 million for the purchase price of the manufacturing facility in Milan, Italy at the conclusion of its lease in April 2011.  During the year ended July 31, 2010, the Company repaid $7.4 million of indebtedness on its revolving loan agreement and $1.6 million of long term debt at its Italian subsidiary, offset by approximately $0.1 million in borrowings from its Italian credit facilities.

The following table summarizes our contractual obligations, including debt and operating leases at July 30, 2011 (in thousands):

OBLIGATIONS	TOTAL	WITHIN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Long-term debt obligations	$2,347	$189	$168	$2,190	$-
Interest	469	119	226	124	-
Operating lease obligations	642	280	298	64	-
Total contractual cash obligations	$3,458	$588	$692	$2,378	$-

In addition, the Company is contingently liable for the operating lease for the facility related to the discontinued operation.  The payments are $11 thousand per month through May 31, 2013.

FISCAL 2010 COMPARED TO FISCAL 2009

Working Capital — At July 31, 2010 and August 1, 2009, our working capital was approximately $17.4 million and $22.1 million, respectively.  The decrease in working capital for fiscal 2010 as compared to fiscal 2009 related primarily to receivable and inventory reductions.  At July 31, 2010 and August 1, 2009, we had approximately $4.0 million and $8.0 million in cash and cash equivalents, respectively.  This decrease is primarily due to repayment of the revolving loan balance in connection with our decision to terminate the Capital One Credit Facility on January 12, 2010.  The Company had approximately $1.6 million of excess borrowing availability under our domestic revolving credit facility at August 1, 2009.  Subsequent to the fiscal year end, on September 1, 2010, the Company completed a mortgage financing on our property in Bay Shore, NY and received approximately $2.5 million at 4.9% payable over ten years.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the FASB or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements  For a discussion of new accounting pronouncements, see Note 1 of Notes to .Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes.  We do, however, recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK

Our Italian subsidiary’s long-term debt incur interest charges that fluctuate with changes in market interest rates.  See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  Based on the balances as of July 30, 2011, an increase of 1/2 of 1% in interest rates would be immaterial.  There is no assurance that interest rates will increase or decrease over the next fiscal year.  Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

FOREIGN CURRENCY RISK

The financial statements of Villa are denominated in Euros.  Based on our historical results and expected future results, Villa accounts for approximately 84% to 78% of our total revenues, based in part on the rate at which Villa’s Euro denominated financial statements have been or will be converted into U.S. dollars.  In addition, over the last three years, Villa has contributed positive operating income, as compared to U.S. consolidated operating losses.  Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings.  A 5% decline in the value of the Euro in fiscal 2011, for example, would have reduced sales by approximately $2.9 million, and would have decreased our consolidated income from continuing operations by approximately $0.1 million (due to the reduction in the U.S. dollar value of Villa’s operating income).

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

ITEM 9                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A               CONTROLS AND PROCEDURES

(a)           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including John J. Quicke, Chief Executive Officer, and Mark A. Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Exchange Act, as of the end of the period covered by this Annual Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 30, 2011, the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 30, 2011.

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

(c)           CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal year ended July 30, 2011 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B               OTHER INFORMATION

None.

PART III

ITEM 10               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of each director and executive officers of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each, are set forth below:.

Name	Age	All Offices with the Company	Director Since
T. Scott Avila	51	Director	2009
James R. Henderson	53	Chairman of the Board and Director	2003
Jack L. Howard	49	Director	2011
General Merrill A. McPeak	75	Director	2005
James A. Risher	68	Director, Former President and Chief Executive Officer	2005
			Officer Since
John J. Quicke	62	President and Chief Executive Officer, Director	2009 (Director since 2009)
Mark A. Zorko	59	Chief Financial Officer and Secretary	2006

The Company believes that the collective skills, experiences and qualifications of its directors provide the Board of Directors with the expertise and experience necessary to advance the interests of its shareholders.  While the Governance and Nominating Committee has not established any specific, minimum standards that must be met by each director, it uses a variety of criteria to evaluate directors’ qualifications.  In addition to the individual attributes of each director described below, the Company believes directors must exhibit the highest standards of professional and personal ethics and values. Directors should also possess a broad experience at the policy-making level in business, exhibit commitment to enhancing shareholder value, have no current or potential conflict of interest, devote sufficient time to carry out their duties and have the ability to provide insight and practical wisdom based on past experience.

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

James R. Henderson is the Chairman of the Company’s Board of Directors and has been a director since November 20, 2003.  Mr. Henderson has been the Chairman of the Board of Point Blank Solutions, Inc. (“Point Blank”), a designer and manufacturer of protective body armor, since August 2008, CEO since September 2009 and was Acting CEO from April 2009 to August 2009.  Mr. Henderson is also the Chief Executive Officer and Chairman of the Board of Directors of certain subsidiaries of Point Blank.  On April 14, 2010, Point Blank and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  The Chapter 11 petitions are being jointly administered under the caption “In re Point Blank Solutions, Inc. et al.”Case No. 10-11255, which case is ongoing.  Mr. Henderson was a Managing Director and operating partner of Steel Partners LLC (“Steel Partners”), a global management firm, which is the manager of Steel Partners Holdings, L.P. (“Steel Holdings”), a global diversified holding company that engages or has interests in a variety of operating businesses through its subsidiary companies until April 2011.  He had been associated with Steel Partners and its affiliates from August 1999 until April 2011.  He was an Executive Vice President of SP Acquisition Holdings, Inc., a company formed for the purpose of acquiring one or more businesses or assets (“SP Acquisition”), from February 2007 until October 2009.  Mr. Henderson has been a director (and currently Chairman of the Board) of GenCorp Inc., a manufacturer of aerospace and defense systems, with a real estate segment that includes activities to the entitlement, sale and leasing of its excess real estate assets, since March 2008.  He served as a director of BNS Holding, Inc., a holding company that owned the majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, between June 2004 and May 2010.  Mr. Henderson also served as a director of SL Industries, Inc., a designer, manufacturer and marketer of power electronics, motion control, power protection and specialized communication equipment (“SL Industries”), from January 2002 to March 2010.  He was a director of Angelica Corporation, a provider of healthcare linen management services, from August 2006 to August 2008.  Mr. Henderson was a director and CEO of the predecessor entity of Steel Holdings. from June 2005 to April 2008, President and COO from November 2003 to April 2008, and was the Vice President of Operations from September 2000 to December 2003.  He was also the CEO of WebBank, a wholly-owned subsidiary of Steel Holdings, from November 2004 to May 2005.  He was a director of ECC International Corp., a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operation procedures on military weapons, from December 1999 to September 2003 and was acting CEO from July 2002 to March 2003.  Mr. Henderson served as the CEO of Gateway Industries, Inc. (“Gateway”), a former provider of database development and web site design and development services, from December 2001 to April 2008.  From January 2001 to August 2001, he was President of MDM Technologies, Inc., a direct mail and marketing company.  Mr. Henderson’s extensive experience advising and managing public companies provides the Board of Directors with well-developed leadership skills and ability to promote the best interests of shareholders.

Jack L. Howard has been a member of the Company’s Board of Directors since September 21, 2011.  Mr. Howard has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989.  Mr. Howard is currently the President of Steel Holdings.  He is the President of Steel Partners and has been associated with Steel Partners and its affiliates since 1993.  Mr. Howard co-founded Steel Partners II, L.P. in 1993.  He has served as a director of Handy & Harman Ltd. since July 2005.  Mr. Howard has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006.  Since July 2005, he has been a director of CoSine Communications, Inc., a holding company.  He has been a director (currently Chairman of the Board) of ADPT Corporation since December 2007.  Mr. Howard served as Chairman of the Board of a predecessor entity of Steel Holdings from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of Steel Holdings’ predecessor entity.  He has served as Chairman of the Board of Ore Pharmaceutical Inc., a company focused on developing and monetizing its current portfolio of pharmaceutical assets, since October 2010.  He served as Chairman of the Board and Chief Executive Officer of Gateway until February 2011, when it merged with Sillerman Investment Corporation.  He also served as Chief Executive Officer of Gateway from February 2004 to April 2007 and as Vice President from December 2001 to April 2007.  Mr. Howard served as a director of SP Acquisition Holdings, Inc. (“SPAH”) from February 2007 until June 2007, and was Vice-Chairman from February 2007 until August 2007.  He also served as Chief Operating Officer and Secretary of SPAH from June 2007 and February 2007, respectively, until October 2009.  Mr. Howard has served as the Chairman of the Board of BNS Holdings, Inc., a holding company whose business is now an oil services company, since July 2010.  He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.  As a result of these and other professional experiences, Mr. Howard is qualified to serve as a member of the Board due to his financial expertise and record of success as a director, chairman and top-level executive officer of numerous public companies.

General Merrill A. McPeak has been a member of the Company’s Board of Directors since April 27, 2005.  General McPeak is the President of McPeak and Associates, a management-consulting firm he founded in 1995.  General McPeak was Chief of Staff of the U.S. Air Force from November 1990 to October 1994, when he retired from active military service.  General McPeak was for several years Chairman of ECC International Corp.  He had long service as a director of several other public companies, including Tektronix, Inc. and Trans World Airlines, Inc.  He also served as a director of Point Blank, Mathstar, Inc. QPC Lasers, Inc. and Gigabeam Corp. Currently, General McPeak is Chairman of the Board of Ethicspoint, Inc., a company providing confidential corporate governance compliance and whistleblower reporting services.  He is a director of Miller Energy Resources, Inc., a public company engaged in oil and gas exploration, production and related property management.  He is also a director of Genesis Biopharma, an early stage research-oriented company focused on immunotherapy for the treatment of Stage IV metastatic melanoma. General McPeak also currently serves as a director of Derycz Scientific, Inc. General McPeak received a Bachelor of Arts degree in economics from San Diego State College and a Master of Science degree in international relations from George Washington University.  He is a member of the Council on Foreign Relations, New York City.  General McPeak brings to the Board of Directors extensive experience in management consulting and a successful military career, including his position as Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff, during which time he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad and advised the Secretary of Defense, the National Security Council and the President of the United States.  In 2010, President Obama appointed him to the American Battle Monuments Commission, and in 2011, the other commissioners elected him Chairman.  The ABMC provides oversight for 24 overseas military cemeteries that provide final resting places for nearly 125,900 American war dead.

James A. Risher has been a member of the Company’s Board of Directors since April 27, 2005.  On August 31, 2006, Mr. Risher became the President and CEO of the Company.  On August 28, 2009, Mr. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009.  Mr. Risher continues to serve as a director of the Company.  Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998.  From February 2001 to May 2002, Mr. Risher served as Chairman and Chief Executive Officer of BlueStar Battery Systems International, Inc., a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets.  From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry.  He also served as Chairman of Exide from December 1997 to July 1998.  Mr. Risher has also been a director of SL Industries, Inc. since May 2003and was a director of New Century Equity Holdings Corp., a holding company seeking to acquire a new business, from October 2004 to January 2010.As a former President and CEO of the Company and with previous experience in the management of several companies, Mr. Risher provides the Board of Directors with intimate knowledge of the Company and the industries in which it operates.

John J. Quicke was appointed as the Company’s President and Chief Executive Officer on September 1, 2009 and a member of the Company’s Board of Directors on September 17, 2009.  Mr. Quicke is a Managing Director and operating partner of Steel Partners.  Mr. Quicke has been associated with Steel Partners and its affiliates since September 2005.  He has served as a director of Rowan Companies, Inc., a contract drilling company, since January 2009.  He has served as a director of ADPT Corporation since December 2007 and as the Interim President and Chief Executive Officer since January 2010.  He served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008.  Mr. Quicke served as Chairman of the Board of NOVT Corporation from April 2006 to January 2008, and served as President and Chief Executive Officer of NOVT Corporation from April 2006 to November 2006.  Mr. Quicke also served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007.  He served as a director of Handy & Harman Ltd. from July 2005 to December 2010.  Mr. Quicke continues to serve as a Vice President of Handy & Harman Ltd., a position he has held since July 2005.  He served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and as Vice Chairman and Executive Officer of Sequa Corporation from March 2004 to March 2005.  As Vice Chairman and Executive Officer of Sequa Corporation, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company.  From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners and explored other business opportunities.   Mr. Quicke brings to the Board of Directors significant managerial experience and technical expertise, having served in senior management positions and as a director of several public companies, in addition to being a Certified Public Accountant and member of the AICPA.

Mark A. Zorko has served as our Chief Financial Officer from August 30, 2006.  From 2000 to 2010, he was a CFO Partner at Tatum, LLC, a professional services firm where he has held CFO positions with public and private client companies.  From 1996 to 1999, Mr. Zorko was Chief Financial Officer and Chief Information Officer for Network Services Co., a privately held distribution company.  His prior experience includes Vice President, Chief Financial Officer and Secretary of Comptronix Corporation, a publicly held electronic system manufacturing company, corporate controller for Zenith Data Systems Corporation, a computer manufacturing and retail electronics company, and finance manager positions with

Honeywell, Inc.  Mr. Zorko was a senior staff consultant with Arthur Andersen & Co.  Mr. Zorko served in the Marine Corps. from 1970 to 1973.  He is on the Board of Directors and chairman of the Audit Committee of MFRI, Inc., a publicly held company engaged in the manufacture and sale of piping systems, filtration products, industrial process cooling equipment and the installation of HVAC systems.  Mr. Zorko is on the audit committee for Opportunity Int’l, a microfinance bank, and on the Finance Committee for the Alexian Brothers Health System.  Mr. Zorko is the Interim CFO of ADPT Corporation, a publicly held company primarily focused on capital redeployment and identification of new business operations, since August 2011.  Mr. Zorko earned a BS degree in Accounting from The Ohio State University, an MBA from the University of Minnesota, and completed the FEI’s Chief Financial Officer program at Harvard University.  He is a Certified Public Accountant and a member of the National Association of Corporate Directors.

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

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Principal Executive Officer and Principal Financial and Accounting Officer.  The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, www.dgtholdings.com .  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to DGT Holdings Corp., 100 Pine Aire Drive, Bay Shore, NY 11706, Attn: Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the “Commission”).  Such officers, directors and 10% shareholders are also required by Commission rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended July 30, 2011, there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders.

ITEM 11               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis describes the elements of compensation paid to each of the named executive officers who served in the fiscal year ended July 30, 2011.  The discussion focuses primarily on the information contained in the following tables and related footnotes, but may also describe compensation actions taken before or after the last completed fiscal year to the extent that such discussion enhances understanding of our compensation philosophy or policies.  The Compensation Committee of the Board, which we refer to in this discussion as the “Committee”, oversees the design and administration of our executive compensation program.

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

The CEO participates, together with the Committee, in the executive compensation process by:

●	approving perquisites valued at less than $10,000 per year (all perquisites valued at greater than this amount are still approved by the Committee);

●	participating in informal discussions with the Committee regarding satisfaction of performance criteria by executive officers, other than the CEO;

●	providing the Board with recommendations as to who should participate in the Company’s Incentive Stock Plan and the size of option grants or equity awards to such participants; and

●	assigning annual budget goals and other objectives that determine bonus awards for the CFO.

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

RELATIONSHIP OF COMPANY PERFORMANCE TO EXECUTIVE COMPENSATION

When determining executive compensation, the Committee also takes into account the executives’ performance in special projects undertaken during the past fiscal year, contribution to improvements in our financial situation, development of new products, marketing strategies, manufacturing efficiencies and other factors.  During the 2011 fiscal year, the Committee focused particularly on progress with respect to improvement in the Company’s revenue growth, operating earnings and the development of a long-term strategic plan for the Company that provides a platform for growth and a return to shareholders.

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

2.  ANNUAL CASH BONUSES

The purpose of the annual cash bonus is to provide a competitive annual cash incentive opportunity that rewards both the Company’s performance toward corporate goals and objectives and also individual achievements.  The annual bonus is a short-term annual incentive paid in cash pursuant to arrangements that cover all executive officers, including the CEO, and provide that a bonus will be paid upon achieving the Company’s annual budget goals.  For fiscal year 2011, the Committee determined that bonuses would be paid out upon the achievement of improvement of revenue and operating income as compared to fiscal year 2011 business plan with targets set for the CEO and CFO of 70% and 45% of their annual base salary respectively.  Incentive targets for fiscal year 2011 were partially achieved and as a result, the CEO and CFO received an annual bonus.

3.  LONG TERM EQUITY INCENTIVES

A.  DGT HOLDINGS CORP. STOCK OPTION PLAN

The purpose of the Company’s Amended and Restated Stock Option Plan (the “DGTC Plan”), is to provide for the granting of incentive stock options and non-qualified stock options to the Company’s executive officers, directors, employees and consultants.  The Committee administers the DGTC Plan.  Among other things, the Committee: (i) determines participants to whom options may be granted and the number of shares to be granted pursuant to each option, based upon the recommendation of our CEO;  (ii) determines the terms and conditions of any option under the DGTC Plan, including whether options will be incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options; (iii) may vary the vesting schedule of options; and (iv) may suspend, terminate or modify the DGTC Plan.  Any Committee recommendations of awards, options or compensation levels for senior executive officers are approved by the entire Board, excluding any management directors.

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

No options have been granted under the DGTC Plan since March 2007.

B.  AMENDED AND RESTATED 2007 INCENTIVE STOCK PLAN

The Amended and Restated 2007 Incentive Stock Plan (the “2007 Plan”) is designed to provide an incentive to, and to retain in the employ of the Company and any Subsidiary of the Company, within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended, directors, officers, consultants, advisors and employees with valuable training, experience and ability; to attract to the Company new directors, officers, consultants, advisors and employees whose services are considered valuable and to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries.

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

For the fiscal year ended July 30, 2011, under the terms of the 2007 Plan, the Company granted (a) John J. Quicke 25,000 shares of restricted stock of the Company and (b) Mark A. Zorko 5,000 shares of restricted stock of the Company.

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

FISCAL YEAR 2011 COMPENSATION DECISION

For fiscal year 2011, the Committee conducted an evaluation of the performance of the CEO and the CFO against pre-established goals.  Based upon these evaluations, decisions were made regarding salary increases and annual bonuses.  As a result, no salary increases were granted for fiscal year 2011.  Incentive targets for fiscal year 2011 were partially achieved and as a result, the CEO and CFO received annual bonuses of $225,000 and $75,000, respectively.

In keeping with our philosophy of aligning management and the shareholder interests and consideration of the future contributions expected of the executive officers, the Committee granted long-term equity incentives to the CEO and CFO.  See the “Fiscal Year Ended July 30, 2011 Grants of Plan-Based Awards table” for equity granted to the named executive officers in fiscal year 2011.

The Role of Shareholder Say-on-Pay Votes.  Although the advisory shareholder vote on executive compensation is non-binding, the Committee has considered and will continue to consider, the outcome of the vote when making future compensation decisions for named executive officers.  At our annual meeting of shareholders held on March 8, 2011, approximately 89.6% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, while only approximately 1.5% voted against (with approximately 8.8% abstaining).  The Committee believes that the shareholder vote strongly endorses the compensation philosophy of the Company.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, paid or earned by the following type of executive officers for each of the Company’s last three completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended July 30, 2011; (ii) individuals who served as, or acted in the capacity of, the Company’s principal financial officer for the fiscal year ended July 30, 2011; (iii) the Company’s three most highly compensated executive officers, other than the principal executive officer and principal financial officer, who were serving as executive officers at the end of the fiscal year ended July 30, 2011; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended July 30, 2011 (of which there were none).  We refer to these individuals collectively as our named executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards (4)	Option Awards(3)	All Other Compensation (2)	Total
John J. Quicke, Chief Executive Officer (6)	2011	$360,000	$225,000	$262,500	$-	$-	$847,500
	2010	$345,000	$-	$-	$77,394	$-	$422,394
James A. Risher, Chief Executive Officer (5)	2011	$-	$-	$-	$-	$-	$-
	2010	$38,975	$-	$-	$8,583	$145,418	$192,976
	2009	$318,722	$-	$-	$33,500	$116,256	$468,478

Mark A. Zorko, Chief Financial Officer	2011	$245,000	$75,000	$52,500	$-	$10,231	$382,731
	2010	$245,000	$-	$-	$12,875	$37,513	$295,388
	2009	$250,864	$-	$-	$13,400	$7,717	$271,981

(1)	The figures reported in the salary and bonus columns represent amounts earned and accrued for each year.

(2)	The amounts in this column include the following executive perquisites and other compensation for fiscal years 2011, 2010 and 2009:

Name	Benefit	2011		2010		2009
John J. Quicke (6)		$-		$-		$-

James A. Risher (5)	Severance	$-		$106,666		$-
	Living allowance	-		24,240		71,165
	Tax Gross-Ups	-		14,512		45,091
		$-		$145,418		$116,256

Mark A. Zorko	Bonus for discontinued operations	$-		$30,000		$-
	Car Allowance	7,475		6,900		6,900
	401 (k) Match	2,756	(2)(c)	613	(2)(c)	817	(2)(c)
		$10,231		$37,513		$7,717

Notes:

2(c)	Company-matching contribution of 50% of the first 4% of salary. Accelerated vesting schedule (100% vested in Company contributions after three (3) years of employment).

(3)
Reflects the aggregate grant date fair value of option awards granted during a calendar year calculated in accordance with ASC 718. Refer to Note 10 Shareholders' Equity in Item 8 "Stock Option Plan and Warrants" for details of stock option terms, ASC 718 valuation techniques and assumptions and the fair value of stock options and restricted stock granted.

(4)
The value of the stock awards equals their grant date fair value as computed in accordance with FASB ASC Topic 718.  Refer to Note 10 Shareholders’ Equity in Item 8 “Stock Option Plan and Warrants” for details of the assumptions made in the valuation of the restricted stock grants..

(5)
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

(6)
On August 28, 2009, John J. Quicke was appointed to serve as President and Chief Executive Officer of the Company, effective September 1, 2009.  As discussed above, we pay SP Corporate Services for the services of Mr. Quicke.

Fiscal Year Ended July 30, 2011 Grants of Plan-Based Awards:

(a)	(b)	(i)	(j)	(k)	(l)
		All Other Stock Awards:	All Other Option Awards:

Name	Grant Date	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
John J. Quicke, Chief Executive Officer	3/08/11	25,000 (1)	-	$-	$262,500
Mark A. Zorko, Chief Financial Officer	3/08/11	5,000 (1)	-	$-	52,500

(1)	Granted pursuant to the Company’s 2007 Plan.

These shares of restricted stock vest 50% on the first anniversary of the grant and 50% on the second anniversary

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

B.           Mark A. Zorko Employment Agreement

The Company and Mr. Zorko entered into a Letter Agreement, dated August 30, 2006 (the “Zorko Employment Agreement), which remains in effect as of the date hereof, and provides for Mr. Zorko’s employment with the Company as its Chief Financial Officer.  Pursuant to the Zorko Employment Agreement, Mr. Zorko is entitled to an annual salary of $245,000 and received an option grant to purchase 4,800 shares (as adjusted for stock splits) of the Company’s common stock pursuant to and in accordance with the Company’s DGTC Plan.  Mr. Zorko is also entitled to receive an automobile allowance of $575 per month.  In addition, Mr. Zorko was eligible to receive an annual incentive bonus with a target of 45% of his annual base salary based upon achieving the Company’s annual budget and attaining specific objectives assigned by the CEO of the Company.  For fiscal year 2011, specific objectives were partially achieved and a bonus of $75,000 will be paid.  As a result of the Company not achieving these specific objectives in fiscal year 2010 or 2009, Mr. Zorko did not receive an incentive bonus for those fiscal years.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END:

Option Awards								Stock Awards

(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John J. Quicke, Chief Executive Officer (6)	4,000	(3)	4,000	(3)	-	$6.38	08/28/19
	4,000	(3)	4,000	(3)	-	$8.13	01/08/20

Mark A. Zorko, Chief Financial Officer	4,800	(2)	-		-	18.75	8/31/16
	1.600	(2)	-		-	25.00	11/17/16	-	-	-	-
	1,600	(3)	-	(3)		33.75	9/17/17
	1,200	(3)	400	(3)	-	12.50	12/16/18
	1,200	(3)	1,200	(3)	-	8.13	1/08/20

(1)	The exercise price per share of each option was equal to the closing price of the shares of Common Stock on the date of grant.

(2)	Granted pursuant to the Company’s DGTC Plan.

(3)	Granted pursuant to the Company’s 2007 Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Merrill A. McPeak as Chairman and T. Scott Avila.  During the fiscal year ended July 30, 2011, the Compensation Committee consisted of Merrill A. McPeak as Chairman, and T. Scott Avila.  None of these individuals were at any time during the fiscal year ended July 30, 2011 or at any other time one of our officers or employees.  Other than Mr. Quicke, the Company’s CEO, none of our executive officers serve as a member of the Board or the Compensation Committee of any other entity which has one or more executive officers serving as a member of our Board or Compensation Committee

FISCAL YEAR ENDED JULY 30, 2011 DIRECTOR COMPENSATION:

(a)	(b)	(c)	(g)	(h)
Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)

T. Scott Avila	20,500	42,000		62,500
James R. Henderson (Chairman)	22,500 (3)	47,250	-	69,750
General Merrill A. McPeak	20,500	42,000	-	62,500
James A. Risher	21,000	37,800	-	58,800

(1)	Effective March 2011, fees consist of an annual cash retainer of $30,000. Prior to March, 2011, fees consisted of the following:

●	Each non-employee director received an annual retainer of $20,000;

●
Each non-employee director received an additional fee of $1,000 per each full length Board meeting attended (with lesser compensation for telephonic meetings, at the discretion of the chair of the Board or committee, as applicable);

●	Each non-employee member of each standing committee received a fee of $500 per each full-length committee meeting attended; and $250 for shorter duration committee meetings attended; and

●
Chairs of the Board and the various standing committees, excepting the Audit Committee, received double meeting fees.  In lieu of the foregoing, the Chair of the Audit Committee received an additional $1,000 per Audit Committee meeting.

(2)
During fiscal 2011, Mr. Avila received 4,000 shares of restricted stock of the Company at a fair value of $10.50 per share, or $42,000; Mr. Henderson received 4,500 shares of restricted stock of the Company at a fair value of $10.50 per share, or $47,250; General McPeak received 4,000 shares of restricted stock of the Company at a fair value of $10.50 per share, or $42,000 and Mr. Risher received 3,600 shares of restricted stock of the Company at a fair value of $10.50 per share, or $37,800.  The dollar amounts in this column reflect the fair value for all shares of restricted stock issued during fiscal year 2011 in accordance with ASC 718.  Refer to Footnote 10 Shareholders’ Equity in “Stock Option Plan and Warrants” in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for details of stock option plan vesting terms, ASC 718 valuation techniques and assumptions and the fair value of stock options granted.

(3)
In addition to the above meeting fees, the Chairman of the Board received $750 per each day other than Board meeting days where he or she spends more than half of such day working at the Company facilities.  This amount is included in the amount reflected in Column (b).

Restricted Stock and Option Awards

Upon election to the Board, each non-employee member of the Board receives a one-time grant of 2,000 options to purchase the Company’s common stock.  The exercise price for such options is equal to the fair market price per share on the date of the grant, which is approved by the Committee.  These options vest and become exercisable as to 25% of such shares on the date of the option grant, 25% on the first anniversary of the date of the grant and as to an additional 25% of such shares on the second and third anniversaries of the date of the grant, respectively, based on continued service through the applicable vesting date.  Effective as of June 13, 2006, Directors also received annual grants of 800 options commencing after their first year of service as director. Effective as of March, 2011, the Chairman of the Audit Committee and the Chairman of the Compensation Committee each receive an annual grant of 4,000 shares of restricted stock.  The Chairman of the Board receives an additional annual grant of 4,500 shares of restricted stock.  The standard grant for Directors is 3,600 shares of restricted stock.  Directors are also eligible to receive restricted stock and option awards under the terms of the Company’s 2007 Plan.  The annual grants of stock options to directors in fiscal year 2009 and 2010 and the grant of restricted shares in fiscal year 2011 were made pursuant to the 2007 Plan.

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

ITEM 12                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders:

Stock Option Plan	137,151	$38.03	262,940

Equity compensation plans not approved by security holders			None

(1)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at September 19, 2011 by each person or entity (including any “Group” as such term is used in Section 13(d) (3) of the Exchange Act, known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock.  The percentage ownership of each beneficial owner is based upon 3,867,572 shares of Common Stock issued and outstanding as of September 19, 2011 plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the SEC by such persons or upon information otherwise provided by such persons to the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of Class

SPH Group Holdings LLC c/o Steel Partners Holdings GP Inc. 590 Madison Avenue 32nd Floor New York, NY 10022	1,977,023 (2)	51.1%

(1)	Unless otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown as beneficially owned by him or it.

(2)
According to information contained in Amendment No. 27 to Schedule 13D filed jointly on July 7, 2011, with the SEC by Warren G. Lichtenstein, SPH Group Holdings LLC, a Delaware limited liability company (“SPHG Holdings”), SPH Group LLC, a Delaware limited liability company (“SPHG”), Steel Partners Holdings L.P., a Delaware limited partnership (“Steel Holdings”), Steel Partners LLC, a Delaware limited liability company (“Steel Partners”) and John J. Quicke: as of the close of business on July 6, 2011, SPHG Holdings owned directly 1,977,023 shares of Common Stock. Steel Holdings owns 99% of the membership interests of SPHG.  SPHG is the sole member of SPHG Holdings.    Steel Partners is the manager of Steel Holdings and has been delegated the sole power to vote and dispose of the securities held by SPHG Holdings.  Warren G. Lichtenstein is the manager of Steel Partners.  By virtue of these relationships, each of Steel Holdings, SPHG, Steel Partners and Mr. Lichtenstein may be deemed to beneficially own the shares owned directly by SPHG Holdings.  John J. Quicke is a Managing Director and operating partner of Steel Partners.  Mr. Quicke is also President and Chief Executive Officer and a director of the Company.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at September 19, 2011 by (i) each director; (ii) each Named Executive Officer of the Company and (iii) by all directors and executive officers of the Company as a group.  The percentage ownership of each beneficial owner is based upon 3,867,572 shares of Common Stock issued and outstanding as of September 19, 2011, plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the

Commission by such persons or upon information otherwise provided by such persons to the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class

Mark A. Zorko	25,481	(2)	*
T. Scott Avila	6,500	(2)	*
James A. Risher	25,320	(2)	*
James R. Henderson	16,280	(2)	*
Merrill A. McPeak	17,358	(2)	*
John J. Quicke(3)	35,000	(2)	*
All Directors and Executive Officers as a group (6 persons)**	125,939	(2)	3.2%

* Represents less than 1% of the outstanding shares of our Common Stock

** Table reflects Directors and Executive Officers of the Company as of September 19, 2011

(1)	Unless otherwise noted, each director and executive officer has sole voting and investment power with respect to the shares shown as beneficially owned by him.

(2)
Includes shares of our common stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of September 19, 2011, in the following amounts: Mark A. Zorko — 10,400, T. Scott Avila — 2,500, James A. Risher — 20,200, James R. Henderson — 11,780, Merrill A. McPeak – 6,450 and John J. Quicke — 10,000.

(3) (4)	Mr. Quicke is a Managing Director and operating partner of Steel Partners and disclaims beneficial ownership of the 1,977,023 shares of Common Stock owned directly by SPHG Holdings

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

SP Corporate Services is an affiliate of Steel Partners.  Mr. Quicke is a Managing Director and operating partner of Steel Partners.  James Henderson, Chairman of the Company’s Board of Directors, was a Managing Director and operating partner of Steel Partners until April 2011.  Mr. Howard, a member of the Board of Directors since September 21, 2011, is President of Steel Partners and Steel Holdings. Steel Partners is the manager of Steel Holdings.  Steel Holdings owns 99% of the membership interests of SPHG.  SPHG is the sole member of SPHG Holdings.  Steel Partners has been delegated the sole power to vote and dispose of the securities held by SPHG Holdings.  SPHG Holdings reported in a Schedule 13D with respect to its investment in the Company, originally filed with the SEC on September 26, 2002 and subsequently amended, most recently on July 7, 2011, that it owns approximately 51.1% of the Company’s outstanding common stock.

The Services Agreement was unanimously approved by the Company’s disinterested directors and the Audit Committee of the Board of Directors, and SP Corporate Services will be subject to the supervision and control of the Company’s disinterested directors while performing its obligations under the Services Agreement.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

During fiscal 2011, the Company had a policy for the review of transactions in which the Company was a participant, the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any of the Company’s directors or executive officers, or their immediate family members, had a direct or indirect material interest.  Any such related person transaction was to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. The Company’s Board of Directors was responsible for approving any such transactions and the CEO was responsible for maintaining a list of all existing related person transactions.  Other than the transaction described above, the Company had no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant, where the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and any director, executive officer or any of their immediate family members had a material direct or indirect interest reportable under applicable SEC rules or that required approval of the Board of Directors under the Company’s Related Person Transaction Policy.

DIRECTOR INDEPENDENCE

Although the Company is currently not listed on any exchange, the Board of Directors has determined that three of the members of the Board of Directors, Mr. Henderson, Gen. McPeak and Mr. Avila are “independent” as defined in Rule 5605 of the Listing Rules of the NASDAQ.  Committee membership of the Company’s directors is as follows:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
James R. Henderson*	-	-	Chair
General Merrill A. McPeak*	X	Chair	X
T. Scott Avila*	Chair	X	X
John J. Quicke	-	-	-
James A. Risher	-	-	-

*	Independent

ITEM 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended July 30, 2011 and July 31, 2010, for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years and for assistance with other registration statement filings made by the Company during those fiscal years were $248,261 and $341,366, respectively.

Audit-Related Fees – There were no fees for other professional services rendered during the fiscal years ended July 30, 2011 or July 31, 2010.

Tax Fees – There were no fees billed by BDO USA, LLP for tax services for the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009.

All Other Fees – There were no fees billed by BDO USA, LLP for services other than those described above under “Audit Fees” for fiscal years ended July 30, 2011 and July 31, 2010.

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

FINANCIAL STATEMENTS OF DGT HOLDINGS CORP.

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

F-i

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

3.13
Certificate of Amendment to the Certificate of Incorporation of Del Global Technologies Corp. dated October 13, 2010.  Filed as Exhibit 3.01 to Current Report on Form 8-K dated October 13, 2010 and incorporated herein by reference.

3.14
Certificate of Amendment to the Certificate of Incorporation of Del Global Technologies Corp. dated January 6, 2011.  Filed as Exhibit 3.01 to Current Report on For, 8-K dated January 10, 2011 and incorporated herein by reference.

3.15
Certificate of Amendment to the Certificate of Incorporation of Del Global Technologies Corp. dated January 6, 2011.  Filed as Exhibit 3.02 to Current Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

3.16
Certificate of Amendment to the Certificate of Incorporation of Del Global Technologies Corp. dated January 6, 2011.  Filed as Exhibit 3.03 to Current Report on Form 8-K dated January 10, 2011 and incorporated herein by reference.

3.17
Amendment No. 3 to the Amended and Restated By-Laws of DGT Holdings Corp. dated September 21, 2011.  Filed as Exhibit 3.1 to Current Report on Form 8-K dated September 26, 2011 and incorporated herein by reference.

4.1*
Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000).  Filed as Exhibit 4.11 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

4.2*
Amendment No. 1 dated July 17, 2003 to the Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000).  Filed as Exhibit 4.1 to Del Global Technologies Corp. Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2003 and incorporated herein by reference.

4.3*
Amendment No. 2 dated July 7, 2005 to the Del Global Technologies Corp. Amended and Restated Stock Option Plan (as adopted effective as of January 1, 1994 and as amended December 14, 2000 and July 17, 2003).  Filed as Exhibit 99.01 to Del Global Technologies Corp. Current Report on Form 8-K dated July 7, 2005 and incorporated herein by reference.

4.4
Rights Agreement, dated as of January 22, 2007, between Del Global Technologies Corp. and Mellon Investor Services LLC, as rights agent (including as Exhibit A the Form of Right Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock.)  Filed as Exhibit 4.1 to Del Global Technologies Corp. Current Report on Form 8-K filed January 23, 2007 and incorporated herein by reference.

4.5
Joinder Agreement, dated June 27, 2007, between Del Global Technologies Corp. and Continental Stock Transfer & Trust Company.  Filed as Exhibit 4.1 to Del Global Technologies Corp. Current Report on Form 8-K filed June 27, 2007 and incorporated herein by reference.

4.6
First Amendment to Rights Agreement dated as of November 26, 2008 by and between Del Global Technologies Corp. and Continental Stock Transfer & Trust Company, as rights agent. Filed as Exhibit 4.1 to Del Global Technologies Corp. Current Report on Form 8-K filed November 26, 2008 and incorporated herein by reference.

4.7*
2007 Incentive Stock Plan, dated February 22, 2007.  Filed as Exhibit 4.21 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended July 28, 2007 and incorporated herein by reference.

4.8*	Amended and Restated 2007 Incentive Stock Option Plan, dated March 8, 2011. Filed as Exhibit 10.1 to Current Report on Form 8-K dated March 9, 2011 and incorporated herein by reference.

10.1
Financial Property Lease Contract no. 21136 dated March 30, 2000 between ING Lease (Italia) S.p.A. and Villa Sistemi Medicali S.p.A. Filed as Exhibit 10.17 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

F-ii

10.2
Declaration of Final Obligation between the Ministry of Productive Industry and Villa Sistemi Medicali S.p.A. dated May 6, 2002.  Filed as Exhibit 10.18 to Del Global Technologies Corp. Annual Report on Form 10-K for the year ended August 3, 2002 and incorporated herein by reference.

10.3*
Letter Agreement dated as of August 30, 2006 between Del Global Technologies Corp. and Mark Zorko.  Filed as Exhibit 99.02 to Del Global Technologies Corp. Current Report on Form 8-K filed August 31, 2006 and incorporated herein by reference.

10.4*
Letter Agreement dated as of September 16, 2008 between Del Global Technologies Corp. and James A. Risher.  Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed September 17, 2008 and incorporated herein by reference.

10.5*
Management Services Agreement, dated as of September 1, 2009, by and between Del Global Technologies Corp. and SP Corporate Services, LLC.  Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed October 15, 2009 and incorporated herein by reference.

10.6
Asset Acquisition Agreement dated as of November 24, 2009 by and among Del Global Technologies Corp., Del Medical Imaging Corp., Del Medical, Inc. and U.M.G. Inc.  Filed as Exhibit 10.1 to Del Global Technologies Corp. Current Report on Form 8-K filed December 1, 2009 and incorporated herein by reference.

10.7
Share Purchase Agreement, dated as of September 12, 2011, by and between DGT Holdings Corp. and VIV s.r.l. Filed as Exhibit 10.1 to DGT Holdings Corp. Current Report on Form 8-K filed September 14, 2011 and incorporated herein by reference.

10.8
Share Repurchase Agreement, dated as of September 12, 2011, by and among DGT Holdings Corp., Robert Daglio and Emilio Bruschi.  Filed as Exhibit 10.2 to DGT Holdings Corp. Current Report on Form 8-K filed September 14, 2011 and incorporated herein by reference.

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

F-iii

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGT HOLDINGS CORP.

September 26, 2011	By:	/s/ Mark A. Zorko
		Name:	Mark A. Zorko
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John J. Quicke	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2011
John J. Quicke
/s/ Mark A. Zorko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 26, 2011
Mark A. Zorko
/s/ James R. Henderson	Chairman of the Board of Directors	September 26, 2011
James R. Henderson
/s/ Jack L. Howard	Director	September 26, 2011
Jack L. Howard
/s/ Merrill A. McPeak	Director	September 26, 2011
Merrill A. McPeak
/s/ James A. Risher	Director	September 26, 2011
James A. Risher
/s/ T. Scott Avila	Director	September 26, 2011
T. Scott Avila

F-iv

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DGT Holdings Corp.
Bay Shore, New York

We have audited the accompanying consolidated balance sheets of DGT Holdings Corp. and subsidiaries as of July 30, 2011 and July 31, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DGT Holdings Corp. and subsidiaries as of July 30, 2011 and July 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois
September 26, 2011

DGT HOLDINGS CORP.

BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

	JULY 30, 2011	JULY 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,629	$3,987
Trade receivables (net of allowance for doubtful accounts of $1,062 and 1,214 for 2011 and 2010, respectively)	15,763	12,925
Inventories (net of allowance for excess and obsolete of $3,597 and $2,536 for 2011 and 2010, respectively)	10,730	9,123
Prepaid expenses and other current assets	2,723	2,770
Total current assets	52,845	28,805
NON-CURRENT ASSETS:
Property plant and equipment, net	5,232	5,254
Deferred income taxes	578	415
Goodwill	4,526	4,526
Other assets	120	29
Total non-current assets	10,456	10,224
TOTAL ASSETS	$63,301	$39,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving loan	$-	$135
Current portion of long-term debt	193	1,973
Accounts payable – trade	7,125	5,643
Accrued expenses	7,380	3,643
Total current liabilities	14,698	11,394
NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,355	95
Other long-term liabilities	1,950	1,763
Total non-current liabilities	4,305	1,858
Total liabilities	19,003	13,252
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock -- $.10 par value; authorized – 100,000,000 and 50,000,000 July 30, 2011 and July 31, 2010; issued – 4,042,157 and 1,992,050 shares at July 30, 2011 and July 31, 2010, respectively *	404	199
Additional paid-in capital *	97,646	83,270
Treasury shares – 174,585 shares at July 30, 2011 and July 31, 2010, at cost *	(7,176)	(7,176)
Accumulated other comprehensive income	2,596	(214)
Accumulated deficit	(49,172)	(50,302)
Total shareholders’ equity	44,298	25,777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,301	$39,029

*    Adjusted for 1 for 50 and 4 for 1 stock split effective January 6, 2011 (Note 10).

See notes to consolidated financial statements.

DGT HOLDINGS CORP.

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FISCAL YEARS ENDED
	JULY 30, 2011	JULY 31, 2010	AUGUST 1, 2009
NET SALES	$67,921	$56,168	$52,885
COST OF SALES	52,734	42,118	39,239
GROSS MARGIN	15,187	14,050	13,646
Selling, general and administrative	10,191	8,577	8,078
Research and development	2,076	2,054	1,992
Litigation settlement costs	-	-	2,536
Total operating expenses	12,267	10,631	12,606
OPERATING INCOME	2,920	3,419	1,040
Interest expense (net of interest income of $170, $64 and $58 in 2011, 2010 and 2009, respectively)	(167)	(418)	(294)
Other income	256	444	265

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,009	3,445	1,011
Income tax provision	1,879	1,100	995
INCOME FROM CONTINUING OPERATIONS	1,130	2,345	16
Discontinued operations, net of taxes	-	(3,157)	(4,144)
NET INCOME (LOSS)	$1,130	$(812)	$(4,128)

NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$0.37	$1.29	$-
Discontinued operations	-	(1.74)	(2.22)
Net income (loss)	$0.37	$(0.45)	$(2.22)
Weighted average shares outstanding*	3,046	1,817	1,863

NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$0.37	$1.29	$-
Discontinued operations	-	(1.74)	(2.22)
Net income (loss)	$0.37	$(0.45)	$(2.22)
Weighted average shares outstanding*	3,047	1,817	1,863

*    Adjusted for 1 for 50 and 4 for 1 stock split effective January 6, 2011 (Note 10).

See notes to consolidated financial statements.

DGT HOLDINGS CORP.

STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEARS ENDED
	JULY 30, 2011	JULY 31, 2010	AUGUST 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,130	$(812)	$(4,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	919	971	1,090
Deferred income tax provision	(88)	129	67
Loss on sale of property plant and equipment	1	37	26
Write down of assets of discontinued operations to net realizable value	-	673
Stock based compensation expense	250	240	341
Changes in operating assets and liabilities:
Trade receivables	(866)	3,582	5,133
Inventories	(325)	5,470	1,193
Prepaid expenses and other current assets	234	(1,372)	249
Other assets	(88)	38	36
Accounts payable – trade	642	(963)	(4,069)
Accrued expenses	2,584	(1,302)	(2,329)
Payment of accrued litigation settlement costs	-	-	(60)
Income taxes payable	741	32	-
Other long-term liabilities	(125)	(518)	(416)
Net cash provided by (used in) operating activities	5,009	6,205	(2,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(310)	(848)	(611)
Net cash used in investing activities	(310)	(848)	(611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Rights Offering, net of expenses	14,340	-	-
Payment for fractional shares as a result of stock split	(9)
Borrowing under short-term credit facilities	-	63	7,400
Repayment under short-term credit facilities	(158)	(7,400)	94
Repayment of long-term debt	(2,379)	(1,629)	(1,563)
Proceeds proceeds from borrowing of long-term debt	2,500	-	-
Purchase of treasury share	-	-	(1,561)
Net cash provided by (used in) financing activities of continuing operations	14,294	(8,966)	4,370
EFFECT OF EXCHANGE RATE CHANGES ON CASH	649	(387)	(737)
CASH AND CASH EQUIVALENTS INCREASE/(DECREASE) FOR THE YEAR	19,642	(3,996)	155
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	3,987	7,983	7,828
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$23,629	$3,987	$7,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$337	$482	$352
Cash paid during the period for income taxes	1,102	1,092	1,123

See notes to consolidated financial statements.

DGT HOLDINGS CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

				Accumulated
			Additional	Other
	Common Stock Issued		Paid in	Comprehensive	Accumulated	Treasury Stock
	Shares*	Amount*	Capital*	Income	Deficit	Shares	Amount	Total
BALANCE, AUGUST 2, 2008	1,992,050	$199	$82,689	$4,252	$(45,362)	52,357	$(5,615)	$36,163
Stock compensation	-	-	341	-	-	-	-	341
Purchase of treasury shares	-	-	-	-	-	122,228	(1,561)	(1,561)
Comprehensive income:
Net loss	-	-	-	-	(4,128)	-	-	(4,128)
Foreign currency adjustments	-	-	-	(2,187)	-	-	-	(2,187)
Total comprehensive loss	-	-	-	-	-	-	-	(6,315)
BALANCE AUGUST 1, 2009	1,992,050	199	83,030	2,065	(49,490)	174,585	(7,176)	82,628
Stock compensation	-	-	240	-	-	-	-	240
Comprehensive income:
Net loss	-	-	-	-	(812)	-	-	(812)
Foreign currency adjustments	-	-	-	(2,279)	-	-	-	(2,279)
Total comprehensive loss	-	-	-	-	-	-	-	(3,091)
BALANCE JULY 31, 2010	1,992,050	199	83,270	(214)	(50,302)	174,585	(7,176)	25,777
Stock option compensation	-	-	103	-	-	-	-	103
Restricted stock activity	51,100	5	142	-	-	-	-	147
Rights offering	1,999,938	200	14,140	-	-	-	-	14,340
Purchase of fractional shares	(931)	-	(9)	-	-		-	(9)
Comprehensive income:
Net income	-	-	-	-	1,130	-	-	1,130
Foreign currency adjustments	-	-	-	2,810	-	-	-	2,810
Total comprehensive income	-	-	-	-	-	-	-	3,940
BALANCE JULY 30, 2011	4,042,157	$404	$97,646	$2,596	$(49,172)	174,585	$(7,176)	$44,298

* Adjusted for 1 for 50 and 4 for 1 stock split effective January 6, 2011 (Note 10).

See notes to consolidated financial statements.

DGT HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS ACTIVITIES – DGT Holdings Corp. (the “Company”) (formerly Del Global Technologies Corp.) together with its subsidiaries (collectively, the “Company”), is engaged in two major lines of business: Medical Systems Group and Power Conversion Group. The Medical Systems Group segment designs, manufactures and markets imaging and diagnostic systems consisting of stationary and portable x-ray imaging systems, radiographic/fluoroscopic systems, mammography systems and dental systems. The Power Conversion Group segment designs, manufactures and markets key electronic components such as transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications.

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements are prepared on the accrual basis of accounting, which conforms to accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

ACCOUNTING PERIOD - The Company’s fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. Results of the Company’s subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”) are consolidated into the Company’s consolidated financial statements based on a fiscal year that ends on June 30 and are reported on a one-month lag.

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

At July 30, 2011, the Company’s market capitalization was below tangible book value.  While the market capitalization decline was considered in the Company’s evaluation of fair value, the market metric is only one indicator of fair value.  In the Company’s opinion, the market capitalization approach, by itself, is not a reliable indicator of the value for the Company because of limited trading volume and market volatility due to general economic factors.  The Company’s goodwill relates solely to its international Medical Systems Group reporting unit. The fair value of the Company as determined by its market cap does not impact the fair value of the international Medical Systems Group reporting unit, which was above its net book value as of June 30, 2011.

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

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities, trade receivables and lines of credit. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at July 30, 2011.

The activity in allowances for doubtful accounts is as follows:

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	DISCON- TINUED OPERATIONS (2)	BALANCE AT END OF YEAR
YEAR ENDED JULY 30, 2011
Allowance for doubtful accounts	$1,214	$130	$(86)	$(368)	$1,062

YEAR ENDED JULY 31, 2010
Allowance for doubtful accounts	$1,648	$45	$130	$(349)	$1,214
YEAR ENDED AUGUST 1, 2009
Allowance for doubtful accounts	$1,400	$147	$86	$187	$1,648

(1)	Write-off of accounts receivable previously charged to costs and expenses and impact of foreign currency fluctuation.

(2)
Discontinued operations includes charges to expense of $0, $0 and $340 and write-off of accounts receivable previously charged to costs and expenses of $368, $349 and $153 for fiscal years 2011, 2010 and 2009, respectively.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between GAAP and International Financial Reporting Standards.  These amendments, which are effective for interim and annual periods beginning after December 15, 2011, also change certain existing fair value measurement principles and disclosure requirements.  We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income.  The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The provisions of this new guidance are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

In September 2011, the FASB amended its guidance related to testing goodwill for impairment to allow entities to use a qualitative approach to test goodwill for impairment.  The amendment permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  This statement is effective for fiscal 2013 and earlier adoption is permitted.  We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

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

The assets and liabilities (excluding intercompany balances) of the discontinued operations that are included in the Company's consolidated assets and liabilities are as follows:

	July 30, 2011	July 31, 2010
Accounts Receivable		$188
Other Current Assets	-	-
Total Current Assets	-	188
Net property, plant and equipment	-	-
Other Assets	-	-
Total Assets	$-	$188

Accounts Payable	$-	$-

Other current liabilities	-	63
Total current liabilities	-	63
Long term liabilities	-	-
Total Liabilities	$-	$63

The revenue and loss related to discontinued operations was as follows:

	Fiscal Years Ended
	July 30, 2011	July 31, 2010	August 1, 2009
Revenue	$-	$5,377	$27,519
Net Loss	-	(3,157)	(4,144)

3.           INVENTORIES

Inventories consists of the following:

	JULY 30, 2011	JULY 31, 2010
Raw materials and purchased parts	$9,907	$7,952
Work-in-process	1,556	1,047
Finished goods	2,864	2,660
	14,327	11,659
Less: allowance for excess and obsolete inventories	(3,597)	(2,536)
Total inventories net	$10,730	$9,123

The activity in the allowance for excess and obsolete inventories accounts is as follows:

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	DISCON- TINUED OPERATIONS (2)	BALANCE AT END OF YEAR
YEAR ENDED JULY 30, 2011
Allowance for excess and obsolete inventories	$2,536	$1,049	$(12)	$-	$3,597
YEAR ENDED JULY 31, 2010
Allowance for excess and obsolete inventories	$4,496	$469	$977	$(1,452)	$2,536
YEAR ENDED AUGUST 1, 2009
Allowance for excess and obsolete inventories	$4,435	$741	$595	$(85)	$4,496

(1)	Write-off of inventories previously charged to costs and expenses and foreign currency fluctuation

(2)
Discontinued operations includes charges to expense of $0, $0 and $470 and write-off of inventories previously charged to costs and expenses of $0, $1,452 and $555 for fiscal years 2011, 2010 and 2009, respectively.

The Company had pledged all of its inventories in the U.S. having a net carrying amount of approximately $4,337 at August 1, 2009, to secure its credit facility with its U.S. lender, Capital One.  Effective January 12, 2010, the Company terminated the Capital One credit facility.

4.           PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	JULY 30, 2011	JULY 31, 2010
Land	$694	$694
Buildings	6,906	6,195
Machinery and equipment	7,896	7,178
Furniture and fixtures	676	572

Leasehold improvements	1,909	1,585
Transportation equipment	93	79
Computers and other equipment	2,117	2,100
	20,291	18,403
Less: accumulated depreciation and amortization	(15,059)	(13,149)
Property plant and equipment, net	$5,232	$5,254

The Company terminated its credit facility on January 12, 2010 and has no pledged assets as of July 30, 2011 or July 31, 2010.  Included in the table above are assets held under capital leases, including the Villa building, in the net amount of $2,633 at July 31, 2010. Accumulated amortization relating to capital leases was $1,169 at July 31, 2010.  Amortization expense relating to capital leases was $95, $129 and $93 for fiscal 2011, 2010 and 2009, respectively.  In April 2011, the company exercised their option to purchase the Villa building at the end of the lease.

Depreciation expense, including amortization of capital leased assets, for fiscal years 2011, 2010 and 2009 was $740, $902 and $828, respectively.  Depreciation expense for discontinued operations was $0, $68 and $262 for fiscal years 2011, 2010 and 2009 respectively.

5.            GOODWILL

Goodwill consists of the following:

Medical Systems
Balance at August 1, 2009, July 31, 2010 and July 30, 2011	$4,526

  The Company’s scheduled assessment of goodwill is during the fourth quarter of each fiscal year.

  The Company’s annual fourth quarter assessments of Villa’s goodwill in fiscal 2011 and 2010 has not indicated any impairment.  However, due to the nature and inputs to the Company’s fair value calculation of goodwill, declines in future operating results could affect the calculated fair value of Villa’s goodwill and potentially result in impairment.  On September 12, 2011, the Company entered into a share purchase agreement to sell the international Medical Systems Group for an estimated $6.6 million more than book value.

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

The activity in the warranty reserve accounts, which is included in accrued expenses, is as follows:

	JULY 30, 2011	JULY 31, 2010
Balance at beginning of year	$629	$704
Provision for anticipated warranty claims	608	247
Costs incurred related to warranty claims	(291)	(103)
Foreign currency impact	151	(122)
Discontinued operations	-	(97)
Balance at end of year	$1,097	$629

7.            SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT AND SUBORDINATED NOTE

At July 30, 2011, the Company had no borrowings under any domestic or foreign short term credit facilities.  Effective January 12, 2010, the Company terminated its domestic short-term credit facility.

Long-term debt was comprised of the following:

	JULY 30, 2011	JULY 31, 2010	INTEREST RATE AT JULY 30, 2011
Mortgage	$2,437	$-	4.90%
Foreign capital lease obligation	-	1,273	-%
Foreign credit facilities	-	647	-%
Foreign Italian Government loans	111	148	2.52%
Total long term debt	2,548	2,068

Less current portion of long-term bank debt	(193)	(1,973)
Long-term debt, less current portion	$2,355	$95

As of January 12, 2010, the Company had repaid the balance due under their domestic short-term credit facility and terminated the agreement.

The Company received a dividend from its Villa subsidiary in June 2011 of approximately $1,900.

On September 1, 2010, the Company completed a mortgage financing on its property in Bay Shore, NY and received approximately $2, 500 payable over 10 years at an initial fixed rate of 4.9% for the first 5 years, adjusted for the last 5 years as defined in the agreement.  Monthly principal repayments began in October 2010.

The Company’s Villa subsidiary maintains short term credit facilities which are renewed annually with Italian banks.  As of July 30, 2011, there are no outstanding borrowings under these facilities.  In addition, Villa has outstanding letters of credit of $451, which reduce availability under the short term credit facilities.  Available borrowing under the credit facilities is $12,317 and variable interest rates currently range from 3.7% - 14.25%.

In October 2006, Villa entered into a 1.0 million Euro loan for financing of R&D projects, which were completed in April 2008.  Interest is payable at Euribor plus 1.04 points, currently 2.52%.  The note is repayable over a five year term.  Principal repayments began in September 2008 and will be completed in September 2011.  The note contains a financial covenant which provides that the net equity of Villa cannot fall below 5.0 million Euros.  Villa’s net equity at the end of fiscal 2011 was 12.4 million Euros.

In December 2006, Villa entered into a 1.0 million Euro loan with interest payable at Euribor 3 months plus 0.95 points.  The loan was repaid at maturity in December 2010.

Villa was also party to an Italian government long-term loan with a fixed interest rate of 3.425%, which matured and was repaid in September 2010.

Villa is in compliance with all related financial covenants under these short and long-term financings.

Villa’s manufacturing facility was subject to a capital lease obligation with an option to purchase, which matured in March 2011.  The Company purchased the facility for $1,000 in April 2011.

The Company is obligated to make principal payments under its long-term debt as follows:

FISCAL YEARS	DEBT	CAPITAL LEASE	TOTAL
2012	$308	-	308
2013	197	-	197
2014	197	-	197
2015	197	-	197
2016	2,118	-	2,118
2017 and beyond	-	-	-
Total payments	3,017	-	3,017
Less: amount representing interest	(469)	-	(469)
Total	$2,548	-	2,548

8.           EMPLOYEE BENEFITS

The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or common stock of the Company.  No contributions were authorized for fiscal years 2011, 2010 or 2009.

The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all domestic employees, allowing them to defer a portion of their salary. The Company matches employee contributions at a 50% rate up to a maximum of 4% of annual salary, and recorded a related expense of $65, $27 and $15 for fiscal years 2011, 2010 and 2009, respectively.

In addition, the Company’s Villa subsidiary provides for employee termination indemnities.  Villa has established a reserve, representing the liability for indemnities payable upon termination of employment, accrued in accordance with labor laws and labor agreements in force.  This liability is subject to annual revaluation using the officially-established indices. The liability for these indemnities is included in other long-term liabilities on the accompanying Consolidated Balance Sheets and was $1,950 and $1,754 at July 30, 2011 and July 31, 2010, respectively.  Provisions for employee termination indemnities were $493, $476 and $477 for fiscal years 2011, 2010 and 2009, respectively.

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

Selected financial data of these segments are as follows:

FISCAL YEAR ENDED JULY 30, 2011	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$57,138	$10,783	$--	$67,921
Cost of sales	44,864	7,870	--	52,734
Gross margin	12,274	2,913	--	15,187
Selling, general and administrative	6,171	2,694	1,326	10,191
Research and development	1,973	103	--	2,076
Total operating expenses	8,144	2,797	1,326	12,267
Operating income (loss)	$4,130	$116	$(1,326)	$2,920
Interest expense				(167)
Other income				256
Income from continuing operations before income taxes				$3,009
Depreciation	$341	$303	$-	$644
Amortization	95	--	--	95
Segment assets	37,799	5,998	19,504	63,301
Capital expenditures	258	52	--	310

Inter-segment sales were $0 for the fiscal year ended July 30, 2011.  The Medical Systems Group assets are located in Italy, including $8,074 of long-lived assets.

FISCAL YEAR ENDED JULY 31, 2010	MEDICAL SYSTEMS GROUP	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$43,695	$12,473	$--	$56,168
Cost of sales	34,008	8,110	--	42,118
Gross margin	9,687	4,363	--	14,050
Selling, general and administrative	5,169	2,435	973	8,577
Research and development	1,952	102	--	2,054
Total operating expenses	7,121	2,537	973	10,631
Operating income (loss)	$2,566	$1,826	$(973)	$3,419
Interest expense				(418)
Other income				444
Income from continuing operations, before income taxes				$3,445
Depreciation	$557	$216	$69	$842
Amortization	129	--	--	129
Segment assets	30,567	6,947	1,515	39,029
Capital expenditures	280	568	--	848

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

MAJOR CUSTOMERS AND EXPORT SALES – For the fiscal year ended July 30, 2011, one of our customers accounted for 10% or more of our consolidated revenues and one of our Medical Systems Group customers accounted for approximately 20% of consolidated gross accounts receivable at July 30, 2011.  For the fiscal year ended July 31, 2010, one of our customers accounted for 10% or more of our consolidated revenues and one of our Medical Systems Group customers accounted for approximately 22% of consolidated gross accounts receivable at July 31, 2010.  For the fiscal year ended August 1, 2009, none of our customers accounted for 10% or more of consolidated revenues and one of our Medical Systems Group customers accounted for approximately 14% of consolidated gross accounts receivable

Foreign sales were 82%, 75% and 73% of the Company’s consolidated net sales in fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009, respectively. Net sales by geographic areas were:

	JULY 30, 2011		JULY 31, 2010		AUGUST 1, 2009
United States	$11,992	18%	$13,910	25%	$14,341	27%
Canada	188	-%	586	1%	38	0%
Europe	32,979	49%	30,317	54%	29,925	57%
Far East	9,555	14%	9,080	16%	6,808	9%
Mexico, Central and South America	10,928	16%	661	1%	3,000	0%
Africa, Middle East and Australia	2,279	3%	1,614	3%	1,477	3%
	$67,921	100%	$56,168	100%	$52,885	100%

Revenues are attributable to geographic areas based on the location of the customers.

10.           SHAREHOLDERS’ EQUITY

RIGHTS OFFERING AND STOCK SPLITS –On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

On December 22, 2010, the Company completed its rights offering and issued 24,999,224 shares of common stock at $0.60 per share for gross proceeds of $15,000. Expenses of the offering were $660.

On January 6, 2011, the Company effected a one-for-fifty reverse stock split.  The Company paid approximately $6 for fractional shares.  The reverse split was immediately followed by a four-for-one forward stock split and paid $3 for fractional shares.  After the reverse/forward stock split, 3,991,057 shares were issued and 3,816,472 shares were outstanding.

STOCK BUY-BACK PROGRAM - On November 26, 2008, the Company requested and was granted consent by its then domestic lender to repurchase up to 2,424,616 shares, or up to $3,000 (approximately 10%) of DGT’s outstanding shares of common stock, par value $0.10, from its shareholders provided none of the funds used to fund the proposed repurchase are proceeds of loans and that no less than $2,000 of the funds used to repurchase said shares are from proceeds of cash dividends paid by Villa.  On various dates in December 2008, the Company repurchased 1,527,859 common shares then outstanding at a total cost of approximately $1,600.  In January 2009, the Company’s Board of Directors suspended the common stock repurchase program.

STOCK OPTION PLAN AND WARRANTS –The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  The Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  At the present time, the Company is continuing to use the Black-Scholes model for stock option grants.

The Company did not grant any stock options during fiscal 2011.

During the third quarter of fiscal 2011, the Company issued 51,100 shares of restricted stock valued at $10.50 per share. Restricted stock issued to directors vest 100% on the first anniversary of their issue and restricted stock issued to employees vest 50% on the first anniversary of their issue and 50% on the second anniversary.  Of the shares of restricted stock issued, 16,100 were issued to directors and 35,000 to employees.  The Company recognized $147 of expense related to shares of restricted stock in fiscal 2011.

Details regarding the fair value of stock options granted in fiscal 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Estimated life (in years)	-	7	7
Volatility rate	-	65%-69%	66%-70%
Risk free interest rate	-%	2.77%-3.49%	2.70%-2.78%
Dividend rate	-%	0%	0%
Forfeiture rate	-%	2%	2%
Weighted average fair value	-	0.42	0.64
Recorded compensation expense	$103	$240	$341

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

On March 8, 2011, shareholders approved an increase of 300,000 shares under the 2007 Incentive Stock Plan.  A total of 380,000 (split adjusted) shares of the Company’s common stock may be granted under the Plan, of which, 262,940 shares are still available for grant as of July 30, 2011.  No additional options will be granted under the former stock option plan.  Substantially all of the options granted under this Plan and the prior plan provide for graded vesting and vest generally at a rate of 25% per year beginning with the date of grant, expiring ten to fifteen years from the date they are granted. The option price per share is approved by the Board of Directors. All options to date have been granted at the fair market value of the Company’s stock at the date of grant. No options can be granted under this plan subsequent to February 21, 2017.

OPTION ACTIVITY*

	JULY 30, 2011		JULY 31, 2010		AUGUST 1, 2009
	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE
Granted and outstanding, beginning of year	205,055	$36.00	178,905	$40.50	167,585	$43.13
Granted	-	-	33,200	7.75	20,320	11.88
Exercised	-	-	-	-	-	-

Cancelled and forfeited	(67,904)	31.88	(7,050)	17.25	(9,000)	24.88
Outstanding at end of year	137,151	38.06	205,055	36.00	178,905	40.50
Exercisable at end of year	117,721	42.96	169,965	41.00	143,425	45.25

* Adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011

As of July 30, 2011 the distribution of stock option exercise prices is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE RANGE	NUMBER OF OPTION SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING LIFE	SHARES EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING LIFE
$6.25 - $41.75	103,360	$19.66	7.6	83,930	$22.28	5.7
$50.00 – $82.50	4,400	$50.00	1.5	4,400	$50.00	1.5
$87.50 - $99.25	17,662	$93.85	2.8	17,662	$93.85	2.8
$100.00 - $125.00	11,729	$111.70	1.7	11,729	$111.70	1.7
	137,151	$38.06	6.1	117,721	$42.96	4.7

At July 30, 2011, the aggregate intrinsic value of options outstanding and options exercisable was $46 and $23, respectively.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the measurement date for all-in-the money options.

Future compensation expense related to the vesting of employee options granted by July 30, 2011 is expected to be $51 in 2012 and $14 in 2013.  Future compensation expense related to the vesting of shares of restricted stock is expected to be $282 in fiscal 2012 and $107 in fiscal 2013.  The cost is expected to be recognized over a weighted average period of 1.6 years.

No stock options were exercised during fiscal 2011, 2010 or 2009.

WARRANTS

In July 2004, the Company previously extended the expiration date of its warrants to March 28, 2009. During fiscal 2009 none of these warrants were exercised.  As of March 28, 2009, these warrants expired and no warrants remain outstanding.

11.           INCOME (LOSS) PER SHARE

	FOR FISCAL YEARS ENDED
	JULY 30, 2011	JULY 31, 2010	AUGUST 1, 2009
Numerator:
Net income (loss)	$1,130	$(812)	$(4,128)
Denominator:
Weighted average shares outstanding for basic income per share	3,045,923	1,817,464	1,862,856
Effect of dilutive securities	847	-	-
Weighted average shares outstanding for diluted income per share	3,046,770	1,817,464	1,862,856
Income (loss) per basic common share	$0.37	$(0.45)	$(2.22)
Income (loss) per diluted common share	$0.37	$(0.45)	$(2.22)

Common shares outstanding for the fiscal years ended July 30, 2011, July 31, 2010 and August 1, 2009, were reduced by174,585 shares of treasury stock.

The computation of diluted shares outstanding does not include the effect of the assumed exercise of 127,246, 205,055 and 178,905 for employee stock options outstanding as of July 30, 2011, July 31, 2010 and August 1, 2009, respectively, and it also does not include warrants to purchase Company common stock for those years because the effect of their assumed exercise would be anti-dilutive.

12.           INCOME TAXES

The Company’s consolidated (loss) income before income taxes for fiscal years 2011, 2010 and 2009 of $3,009, $308 and $(3,005) reflects foreign pre-tax net income of $4,245, $2,659 and $2,548 for fiscal years 2011, 2010 and 2009 respectively, and a U.S. pre-tax loss of $1,237, $2,351 and $5,553, respectively.

Provision for income taxes consists of the following:

	FOR FISCAL YEARS ENDED
	JULY 30, 2011	JULY 31, 2010	AUGUST 1, 2009
CURRENT TAX EXPENSE:
Federal	$36	$-	$-
Foreign	2,002	904	965
State and local	4	-	-
DEFERRED PROVISION (BENEFIT):
Federal	-	-	-
State and local	-	--	--
Foreign	(163)	196	158
NET PROVISION	$1,879	$1,100	$995
Tax expense included in discontinued operations	$-	$20	$128

The following is a reconciliation of the statutory Federal and effective income tax rates:

	FOR FISCAL YEARS ENDED
	JULY 30, 2011	JULY 31, 2010	AUGUST 1, 2009
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State tax, less Federal tax effect	0.1%	0.0%	0.0%
Foreign taxes	8.4%	6.3%	6.5%
Valuation allowance adjustment	(15.6)%	(8.4)%	(1.3)%
Provision (reversal) for undistributed earnings of foreign subsidiary	0.0%	0.0%	0.0%
Provision for distributed earnings of foreign subsidiary	35.4%	0.0%	55.7%
Other	0.1%	0.0%	3.5%
Effective tax rate	62.4%	31.9%	98.4%

Deferred income tax assets (liabilities) are comprised of the following:

	JULY 30, 2011	JULY 31, 2010
Deferred income tax assets:
Federal net operating loss carry forward	$17,785	$18,378
State tax credits and operating loss carry forwards	2,097	2,116
Reserve for inventory obsolescence	1,153	819
Allowances and reserves not currently deductible	731	591
Amortization	-	-
Stock based compensation	919	816
Fixed assets	-	-
Other	-	-
Gross deferred income tax assets	22,685	22,720
Deferred income tax liabilities:
Undistributed earnings of foreign subsidiary	(6,578)	-
Fixed assets	(253)	(7)
Other	-	-)
Gross deferred income tax liabilities	(6,831)	(7)
Less: valuation allowance	(15,276)	(22,298)
Net deferred income tax assets	$578	$415

Deferred income tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	JULY 30, 2011	JULY 31, 2010
Deferred income tax assets - non-current	$578	$415
Deferred income tax liabilities - non-current	-	-
$578	$415

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

During fiscal years 2011, 2010 and 2009, the Company’s foreign tax reporting entity was profitable, and its U.S. tax reporting entities incurred a loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets as of July 30, 2011.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset of $578 at July 30, 2011 will be realized.

As management considers strategic options for all businesses, foreign earnings are no longer considered permanently invested.  As such, the Company’s deferred income tax liabilities as of July 30, 2011 include the estimated tax obligation that would have been incurred upon a distribution of the foreign subsidiary’s earnings to its U.S. parent.

At July 30, 2011, the Company has federal net operating loss carry forwards of $52,161 that expire at various times between July, 2020 and July, 2030.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of July 30, 2011, there were no material interest or penalty amounts to accrue.  The Company does not expect any significant changes in its computation of interest, penalties or unrecognized tax benefits within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S., various state and/or local jurisdictions, and a non-U.S. jurisdiction.  With few exceptions, the Company is no longer subject to U.S., state and local tax examinations for years before the fiscal year ended in 2008 and non-U.S. income tax examinations for years before the fiscal year ended in 2007.  The Company is not currently under an income tax examination by any taxing jurisdiction.

13.           COMMITMENTS AND CONTINGENCIES

LITIGATION MATTERS

From time to time, the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.

LEASE COMMITMENTS - The Company leases facilities for its warehouse and manufacturing operations with expiration dates ranging from 2010 through 2016.  In addition, the Company has various office equipment and auto leases accounted for as operating leases. The future minimum annual lease commitments as of July 30, 2011 are as follows:

FISCAL YEARS	AMOUNT
2012	$280
2013	193
2014	105
2015	59
2016	5
Total	$642

Rent expense for fiscal years 2011, 2010 and 2009 was $315, $259 and $333, respectively.  Rent expense for discontinued operations for fiscal years 2011, 2010 and 2009 was $0, $42 and $145, respectively.  The Company is contingently liable for the lease for DMI for $11 per month through May 2013 (see Note 2 Discontinued Operations).

14.            SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

YEAR ENDED JULY 30, 2011

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$15,558	$24,838	$12,652	$14,873
Gross margin	$3,495	$5,564	$2,627	$3,501

Income (loss) from continuing operations	$273	$1,130	$(350)	$77
Net income (loss)	$273	$1,130	$(350)	$77
Net income (loss) per basic share	$(0.15)	$0.43	$(0.09)	$0.02
Net income (loss) per diluted share	$(0.15)	$0.43	$(0.09)	$0.02

YEAR ENDED JULY 31, 2010

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$11,582	$18,058	$13,150	$13,378
Gross margin	$2,575	$4,846	$3,091	$3,538
Income (loss) from continuing operations	$(388	$1,182	$311	$1,240
Net income (loss)	$(3,502)	$1,201	$296	$1,193
Net income (loss) per basic share	$(1.88)	$0.63	$0.13	$0.63
Net income (loss) per diluted share	$(1.88)	$0.63	$0.13	$0.63

15.            SUBSEQUENT EVENT

On August 3, 2011, the Board of Directors of the Company approved the sale of Villa and on September 12, 2011, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with VIV s.r.l., a limited liability company incorporated under Italian law (“VIV”), pursuant to which the Company has agreed to sell all of its shares in Villa to VIV.  The sale price is 16,500,000 Euro (approximately $22,500) in cash and an unsecured subordinated promissory note of 500,000 Euro.  The promissory note has a term of 5 years, with interest accruing at a rate of 6% per annum beginning eighteen months after issuance.  The note may be prepaid at any time, but if prepayment in full occurs during the first eighteen months, the total principal will be reduced to 400,000 Euro.  So long as the Share Purchase Agreement has not been terminated by either party, the Company has not exercised its withdrawal right, and the conditions to closing have been satisfied, the consummation of the Villa sale is expected to occur on November 3, 2011.  The Company will retain the real estate, which is subject to a twelve year lease with VIV.

The results of this business disposition will be reported as a gain from discontinued operations in our quarterly report on Form 10-Q for the first quarter of fiscal 2012.  Villa represents the entire Medical Systems Group.

The following is a summary of the assets and liabilities to be disposed of:

Balance
as of
July 30, 2011
Accounts receivable	$14,194
Inventory	9,022
Other current assets	2,611
Total assets	$25,827

Goodwill	4,526
Other assets	1,184
Total assets	$31,537

Current liabilities	$13,008
Long-term liabilities	1,950
Total liabilities	$14,958