Form 10-Q
period 2011-10-29
DGT Holdings Corp.
filed 2011-12-13
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

           or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [x]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [x]

The number of shares of Registrant’s common stock outstanding as of December 9, 2011 was 3,839,468.

DGT HOLDINGS CORP.

Table of Contents

		Page No.

PART I	FINANCIAL INFORMATION
	Item 1. FINANCIAL STATEMENTS	3
	Statements of Operations for the Three Months ended October 29, 2011 and October 30, 2010	3
	Balance Sheets as of October 29, 2011 and July 30, 2011	4
	Statements of Cash Flows for the Three Months ended October 29, 2011 and October 30, 2010	5
	Notes to Financial Statements	6-10
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-15
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
	Item 4. CONTROLS AND PROCEDURES	15

PART II -	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	16
	Item 1A. RISK FACTORS	16
	Item 6. EXHIBITS	16
	SIGNATURES	17
	EX-31.1 (EX-31.1): Certification
	EX-31.2 (EX-31.2): Certification
	EX-32.1 (EX-32.1): Certification
	EX-32.2 (EX-32.2): Certification
	101.INS XBRL Instance Document
	101.SCH XBRL Schema Document
	101.CAL XBRL Calculation Linkbase Document
	101.LAB XBRL Labels Linkbase Document
	101.PRE XBRL Presentation Linkbase Document
	101.DEF XBRL Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DGT HOLDINGS CORP.
STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	October 29, 2011	October 30, 2010
SALES	$2,602	$2,247
COST OF SALES	1,714	1,705
GROSS MARGIN	888	542

Selling, general and administrative	1,267	1,116
Research and development	49	41
Total operating expenses	1,316	1,157
OPERATING LOSS	(428)	(615)

Interest expense, net of interest income of $44 for the three months ended in FY 2012 and $5 for the three months ended in FY 2011	(1)	(29)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(429)	(644)
Income tax provision	-	1

LOSS FROM CONTINUING OPERATIONS	(429)	(645)
Discontinued operations, net of tax	629	918
NET INCOME	$200	$273

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Loss from continuing operations	$(0.11)	$(0.35)
Income from discontinued operations	0.16	0.50
Net income	$0.05	$0.15
Weighted average shares outstanding*	3,867,572	1,817,464

* Adjusted for 1 for 50 and 4 for 1 stock split effective January 6, 2011 (Note 1).

See notes to financial statements.

DGT HOLDINGS CORP.
BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

	October 29, 2011	July 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,009	$23,629
Trade receivables (net of allowance for doubtful accounts of $39 and $31 at October 29, 2011 and July 30, 2011, respectively)	1,366	1,569
Inventories (net of allowance for excess and obsolete of $1,147 and $1,175 at October 29, 2011 and July 30, 2011, respectively)	1,794	1,708
Prepaid expenses and other current assets	198	223
Current assets of discontinued operations	26,370	25,716
Total current assets	52,737	52,845

NON-CURRENT ASSETS:
Property plant and equipment, net	4,381	4,651
Deferred income taxes	526	571
Other assets	89	95
Non-current assets of discontinued operations	5,074	5,139
Total non-current assets	10,070	10,456
TOTAL ASSETS	$62,807	$63,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$79	$82
Accounts payable – trade	690	730
Accrued expenses	679	878
Current liabilities of discontinued operations	13,776	13,008
Total current liabilities	15,224	14,698

NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,339	2,355
Non-current liabilities of discontinued operations	1,841	1,950
Total non-current liabilities	4,180	4,305
Total liabilities	19,404	19,003

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 100,000,000; October 29, 2011 and July 30, 2011, respectively; issued-4,042,157 at October 29, 2011 and July 30, 2011, respectively*	404	404
Additional paid-in capital*	97,754	97,646
Treasury shares – 174,585 shares, at cost at October 29, 2011 and July 30, 2011*	(7,176)	(7,176)
Accumulated other comprehensive income	1,393	2,596
Accumulated deficit	(48,972)	(49,172)
Total shareholders' equity	43,403	44,298
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,807	$63,301

* Adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011 (Note 1).

See notes to financial statements.

DGT HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	October 29, 2011	October 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171	208
Deferred income tax provision	(13)	(6)
Stock based compensation expense	108	40

Changes in operating assets and liabilities:
Trade receivables	143	(631)
Inventories	(3,198)	(1,023)
Prepaid expenses and other current assets	744	(71)
Other assets	6	(112)
Accounts payable – trade	1,542	2,997
Accrued expenses	88	1,669
Other long-term liabilities	21	(8)
Net cash (used in) provided by operating activities	(188)	3,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Property plant and equipment purchases	(48)	(107)
Net cash used in investing activities	(48)	(107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	-	2,500
Repayments under revolving loan	-	(71)
Repayment of long-term debt	(126)	(464)
Net cash (used in) provided by financing activities	(126)	1,965
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(258)	550
CASH AND CASH EQUIVALENTS (DECREASE) INCREASE FOR THE PERIOD	(620)	5,744
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	23,629	3,987
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$23,009	$9,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$43	$394
Taxes paid	-	457

See notes to financial statements.

DGT HOLDINGS CORP.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of DGT Holdings Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The statements include the accounts of DGT Holdings Corp. and its subsidiaries.  All material intercompany accounts and transactions have been eliminated. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended July 30, 2011.  Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

In August, 2011, the Board of the Company decided to exit the Medical Systems Group by selling its Italian Subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”).  The business was sold on November 3, 2011.  It is reflected as a discontinued operation in the financial statements of the Company and prior years have been restated (see Note 2).  This business represents the entire Medical Systems Group.

STOCK SPLIT

On January 6, 2011, the Company effected a reverse split, followed by a forward split.  The number of shares outstanding and related prices, per share amounts, share conversions and share-based data have been adjusted to reflect the stock split for all periods presented.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the Financial Accounting Standards Board or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

On August 3, 2011, the Board of Directors of the Company approved the sale of Villa and on September 12, 2011, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with VIV s.r.l., a limited liability company incorporated under Italian law (“VIV”), pursuant to which the Company agreed to sell all of its shares in Villa to VIV.  The sale price is 16,500,000 Euro in cash and an unsecured subordinated promissory note of 500,000 Euro.  The promissory note has a term of 5 years, with interest accruing at a rate of 6% per annum beginning eighteen months after issuance.  The note may be prepaid at any time, but if prepayment in full occurs during the first eighteen months, the total principal will be reduced to 400,000 Euro.

The Company will retain the building in Milan, Italy, housing Villa’s operations, which is subject to an initial six year lease with VIV and an option for a subsequent six year period.  Under the terms of the lease, the Company will receive 335,000 Euro in annual rent, payable quarterly.  The rent may be adjusted annually for changes in the consumer price index as specified in the lease.

On November 3, 2011, the Company completed the sale of Villa.  The Company received $21,876 in cash of net proceeds and an unsecured promissory note.  The Company also received, as part of the transaction, a dividend of cash held by Villa as of the closing date in the amount of $4,538.  The results of this business disposition will be reported as a gain from discontinued operations in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012.

The Company’s discontinued operations results for the three months ended October 29, 2011 and October 30, 2010 are:

	Three Months Ended
	October 29, 2011	October 30, 2010
Sales	$11,392	$13,311
Income from operations	$1,075	$1,416
Provision for income taxes	446	498
Total net income (loss) from discontinued operations	$629	$918

Income per share – Basic and Diluted	$0.16	$0.50

The Company expects to record a gain of approximately $7,000 on the sale of its Villa subsidiary.

The following table sets forth the assets and liabilities of the discontinued operation included in the balance sheet of the Company:

	October 29, 2011	July 30, 2011
Assets:
Cash	$-	$-
Accounts receivable, net	13,256	14,194
Inventories, net	11,403	9,022
Prepaid and other current assets	1,711	2,500
Total current assets	$26,370	$25,716

Property and equipment, net	$499	$581
Goodwill	4,526	4,526
Deferred taxes	26	7
Other assets	23	25
Total noncurrent assets	$5,074	$5,139

Liabilities:
Current portion of long-term debt	$-	$111
Accounts payable	7,486	6,395
Accrued expenses	6,290	6,502
Total current liabilities	$13,776	$13,008

Statutory liability for severance pay	$1,841	$1,950

Shareholders’ Equity: Other comprehensive income	$763	$1,764

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  During interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of October 29, 2011, finished goods represented approximately 8.4% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used are appropriate and are consistently applied.

	October 29, 2011	July 30, 2011
Raw materials and purchased parts	$2,273	$2,214
Work-in-process	421	457
Finished goods	247	212
	2,941	2,883
Less allowance for excess and obsolete inventories	(1,147)	(1,175)
Total inventories	$1,794	$1,708

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

The activity in the warranty reserve accounts in the first three months of fiscal 2012 and 2011 is as follows:

	Three Months Ended
	October 29, 2011	October 30, 2010
Balance at beginning of period	$21	$21
Provision for anticipated warranty claims	45	10
Costs incurred related to warranty claims	(45)	(10)
Balance at end of period	$21	$21

The liability related to warranties is included in accrued expenses on the accompanying Balance Sheet.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Statement of Operations.

Comprehensive income for the fiscal 2011 and 2010 periods presented is as follows:

	Three Months Ended
	October 29, 2011	October 30, 2010
Net income (loss)	$200	$273
Foreign currency translation adjustments	(1,203)	1,739
Comprehensive income (loss)	$(1,003)	$2,012

NOTE 6 - INCOME (LOSS) PER SHARE

Common shares outstanding exclude 174,585 shares of treasury stock for the periods ended October 29, 2011 and October 30, 2010 (adjusted for stock splits—see Note 1).  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended
	October 29, 2011	October 30, 2010
Numerator:
Net income (loss)	$200	$273
Denominator (shares in thousands):
Weighted average number of common shares outstanding used for basic income per share	3,868	1,817
Effect of dilutive securities	-	-
Denominator for diluted income per share	3,868	1,817

Income (loss) per common share:
Basic	$0.05	$0.15
Diluted	$0.05	$0.15

Antidilutive securities excluded from above computations (shares in thousands)

	Three Months Ended
	October 29, 2011	October 30, 2010
Employee stock options	139	170

NOTE 7 - SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

At October 29, 2011 and July 30, 2011, the Company had no borrowings under any domestic or foreign short term credit facilities.

Long term debt is summarized as follows:

	October 29, 2011	July 30, 2011
Mortgage	$2,418	$2,437
Less current portion of long-term bank debt	(79)	(82)
Long term debt, less current portion	$2,339	$2,355

On September 1, 2010, the Company completed a mortgage financing on its property in Bay Shore, NY and received approximately $2,500 payable over 10 years at an initial fixed rate of 4.9% for the first 5 years, adjusted for the last 5 years as defined in the agreement.  Monthly principal repayments began in October 2010.

On November 2, 2011, the Company and its RFI Corporation subsidiary entered into an amendment to the loan agreement dated as of September 1, 2010, with People’s United Bank.  In connection with the amendment, the Company agreed to pledge to People’s United Bank a certificate of deposit in the amount of $2,420.  The amendment and pledge agreement were made in consideration for the waiver of certain loan agreement covenants that the Company would not have been able to satisfy as a result of the November 3, 2011 sale of Villa.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments: Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs.  The previously reported Medical Systems Group has been classified as discontinued operations (see Note 2).  Interim segment information is as follows:

For three months ended October 29, 2011	Power Conversion Group	Other	Total
Sales	$2,602	$-	$2,602
Cost of sales	1,714	-	1,714
Gross margin	888		888

Operating expenses	785	531	1,316
Operating income (loss)	$103	$(531)	$(428)

For three months ended October 30, 2010	Power Conversion Group	Other	Total
Sales	$2,247	$-	$2,247
Cost of sales	1,705	-	1,705
Gross margin	542	-	542

Operating expenses	776	381	1,157
Operating loss	$(234)	$(381)	$(615)

NOTE 9 – SHAREHOLDERS’ EQUITY

During the first quarter of fiscal year 2012, the Company granted options to purchase 2,000 common shares under the 2007 Incentive Stock Plan at an exercise price of $9.50 per share.  The options under this grant vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $12.  The fair value of this grant award was determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 63%, risk free interest rate of 1.36% and the assumption that no dividends will be paid.

In the three months ended October 29, 2011, the Company recorded $20 of compensation expense related to stock options and $88 related to restricted stock issuance.  In the three months ended October 30, 2010, the Company recorded $40 of compensation expense related to stock options.  There were no exercises of stock options during the first quarter of fiscal 2012 or 2011

NOTE 10 - CONTINGENCIES

The information set forth under Part II, Item 1 contained in the “Legal Proceedings” is incorporated herein by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment and are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to introduce products as scheduled, our ability to obtain necessary product certification, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory matters, market and operating risks from foreign currency exchange exposures, and favorable general economic conditions.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended July 30, 2011, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

The Company manufactures proprietary high-voltage power conversion systems including electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in one operating segment: the Power Conversion Group.  In addition, the Company has a second reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses.  See Note 8 of the Notes to the Unaudited Financial Statements in this Quarterly Report on Form 10-Q for discussion of the Company’s segments.

On November 3, 2011, the Company sold Villa Sistemi Medicali S.p.A. (“Villa”), its Italian subsidiary, which comprised the Medical Systems Group.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Note 2 of the Notes to the Unaudited Financial Statements in this Quarterly Report on Form 10-Q for details.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011.  Within these policies, the Company has identified the accounting for revenue recognition, deferred tax assets and the allowance for excess and obsolete inventory as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

For fiscal year 2011 the Company’s foreign tax reporting entity (which is classified as discontinued operations) was profitable, and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended October 29, 2011, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

The Company recorded a tax expense with respect to its foreign subsidiary’s income in all periods presented and based on a more likely than not standard, believes that the foreign subsidiary’s net deferred income tax asset at October 29, 2011, will be realized.

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

Valuation of Finished Goods Inventory

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of October 29, 2011, finished goods represented approximately 8.4% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

RESULTS OF OPERATIONS

Three Months Ended October 29, 2011 Compared to Three Months Ended October 30, 2010

The following table summarizes key indicators of results of operations:

	Three Months Ended
(Dollars in thousands, except per share data)	Oct. 29, 2011	Oct. 30, 2010
Sales	$2,602	$2,247

Gross margin as a percentage of sales	34.1%	24.1%
Total operating expenses	1,316	1,157
Net loss from continuing operations	(429)	(645)
Diluted earnings per share—continuing operations	$(0.11)	$(0.35)

Sales for the first quarter of fiscal 2012 increased 15.8% to $2.6 million from $2.2 million in the first quarter of fiscal 2011, due to increased volume at the Power Conversion Group.  The Power Conversion Group encompasses the operations of the Company’s RFI Corporation subsidiary (“RFI”).

Backlog at October 29, 2011 was $4.5 million compared to $4.4 million at July 30, 2011.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margin for the fiscal 2012 first quarter was 34.1% as compared to 24.1% in the same period last year due to increased sales and a favorable product mix. Process improvements affecting material utilization attributed to increased margins and reduced material variances in the 2012 first quarter. Additionally, revenue increased 15.8% from prior year while the plant overheads remained flat resulting in an increase of GM% of 5 points.

Total operating expenses in the fiscal 2012 first quarter were $1.3 million, or 50.6% of sales, compared to $1.2 million, or 51.5% of sales, in the prior year’s first quarter.  The increase is primarily due to stock compensation expense for the restricted shares issued during fiscal year 2011.  The following table summarizes the key changes in operating expenses for fiscal 2012 from the prior year:

(Dollars in thousands)	Three months ended October 29, 2011
Research and development	$8
Selling, general and administrative	151
Change in operating expenses	$159

Operating loss for the fiscal 2012 first quarter was $0.4 million compared to an operating loss of $0.6 million in the first quarter of fiscal 2011.  The Power Conversion Group had operating income of $0.1 million in the fiscal 2012 first quarter, compared to an operating loss of $0.2 million in the comparable period last year.  Unallocated corporate expenses for the first quarter of fiscal 2012 totaled $0.5 million as compared to $0.4 million in the first quarter of the prior year.

Loss from continuing operations in the first quarter of fiscal 2012 was $0.4 million, or $0.11 per basic and diluted share, compared to an operating loss of $0.6 million, or $0.35 per basic and diluted share in the prior year period.  For the first quarter of fiscal 2012, there were 3.9 million weighted average diluted common shares outstanding (“shares outstanding”), compared to 1.8 million in the first quarter of fiscal 2011.

Discontinued operations had net income of $0.6 million during the first quarter of fiscal 2012 on sales of $11.4 million, compared to net income of $0.9 million in the first quarter of fiscal 2011 on sales of $13.3 million.  The prior year first quarter sales included unusually high volume that was not repeated in the first quarter of fiscal year 2012.  The decrease in volume and corresponding decrease in gross margin caused the reduction in net income as well as increased legal expenses of $116k.

Net income for the first quarter of fiscal 2012 was $0.2 million, or $0.05 per basic and diluted share, compared to net income of $0.3 million, or $0.15 per basic and diluted share in the comparable prior year period.  For the first three months of fiscal 2012, there were 3.9 million weighted average shares outstanding, compared to 1.8 million in the first three months of fiscal 2011.  The shares outstanding have been restated to reflect the reverse and forward stock splits effected in January 2011.

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

Working Capital — At October 29, 2011 and July 30, 2011, our working capital was approximately $37.5 million and $38.1 million, respectively.  The decrease in working capital for the first quarter of fiscal 2012 related primarily to an increase in inventory levels at Villa, offset by an increase in accounts payable.  At October 29, 2011 and July 30, 2011, the Company had approximately $23.0 million and $23.6 million in cash and cash equivalents, respectively.

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

On November 3, 2011, the Company completed the sale of all of the shares of Villa.  The Company received $21.8 million in cash, net of certain expenses and of funds used to repurchase shares of stock from employees of Villa.  The Company also received a $4.5 million dividend from Villa.  The Company retained the building, which is subject to a six year lease for 335,000 euro annual rate.  The lease may be extended an additional six years after the initial term and the annual rent is adjustable based on the consumer price index specified in the lease agreement.

`	Three Months Ended
(Dollars in thousands)	Oct. 29, 2011	Oct. 30, 2010
Net cash (used in) provided by operating activities	$(188)	$3,336
Net cash used in investing activities	(48)	(107)
Net cash (used in) provided by financing activities	(126)	1,965
Effect of exchange rate changes on cash	(258)	550
Net (decrease) increase in cash and cash equivalents	(620)	5,744
Cash and cash equivalents at beginning of year	23,629	3,987
Cash and cash equivalents at end of period	$23,009	$9,731

Cash Flows from Operating Activities – For the three months ended October 29, 2011, the Company used $0.2 million of cash from operations, compared to $3.3 million generated in the comparable prior fiscal year period from an increase in inventory levels offset by an increase in accounts payable during the first quarter.

Cash Flows from Investing Activities — The Company made $0.1 million of facility improvements and capital equipment expenditures for the three months ended October 29, 2011, as compared to $0.1 million for the comparable prior fiscal year period.

Cash Flows from Financing Activities — During the three-month period ended October 29, 2011 the Company paid $0.1 million in payments against long term debt.  During the three month period ended October 30, 2010, the Company received $2.5 million of proceeds from a mortgage on its Bay Shore, NY facility.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 (“Form 10-K”), have not changed materially at October 29, 2011.  The terms of these facilities are more fully described in Note 7 of the “Notes to Financial Statements” contained in our Form 10-K and are incorporated herein by reference.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold market risk sensitive instruments for trading purposes.  The Company, however, recognizes market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2011.

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

Item 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for fiscal year ended July 30,2011 have not materially changed.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Operations, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith
** Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGT HOLDINGS CORP.

/s/ John J. Quicke
John J. Quicke
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark A. Zorko
Mark A. Zorko
Chief Financial Officer
(Principal Accounting Officer)

Dated:  December 13, 2011