Form 10-Q
period 2012-01-28
DGT Holdings Corp.
filed 2012-03-09
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2012

           or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ____________  to  ____________

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

The number of shares of Registrant’s common stock outstanding as of March 1, 2012 was 3,839,468.

DGT HOLDINGS CORP.

Table of Contents

	Page No.

PART I	FINANCIAL INFORMATION
	Item 1. FINANCIAL STATEMENTS	3
	Statements of Operations for the Three and Six Months ended January 28, 2012 and January 29, 2011	3
	Balance Sheets as of January 28, 2012 and July 30, 2011	4
	Statements of Cash Flows for the Six Months ended January 28, 2012 and January 29, 2011	5
	Notes to Financial Statements	6-11
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-17
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
	Item 4. CONTROLS AND PROCEDURES	17

PART II -	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	18
	Item 1A. RISK FACTORS	18
	Item 2 (c) UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
	Item 6. EXHIBITS	18
	SIGNATURES	19
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

DGT HOLDINGS CORP.
STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
SALES	$3,033	$2,488	$5,635	$4,735
COST OF SALES	1,934	2,212	3,648	3,917
GROSS MARGIN	1,099	276	1,987	818

Selling, general and administrative	1,318	1,025	2,585	2,141
Research and development	31	36	80	77
Total operating expenses	1,349	1,061	2,665	2,218
OPERATING LOSS	(250)	(785)	(678)	(1,400)

Interest income	75	20	104	25
Interest expense	(30)	(36)	(60)	(70)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(205)	(801)	(634)	(1,445)
Income tax provision	38	-	38	1

LOSS FROM CONTINUING OPERATIONS	(243)	(801)	(672)	(1,446)
Discontinued operations, net of tax	601	1,931	1,230	2,849
Gain on disposal of discontinued operations, net of tax	7,404	-	7,404	-
NET INCOME	$7,762	$1,130	$7,962	$1,403

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Loss from continuing operations	$(0.06)	$(0.30)	$(0.17)	$(0.64)
Income from discontinued operations	2.08	0.73	2.24	1.27
Net income	$2.02	$0.43	$2.07	$0.63
Weighted average shares outstanding*	3,841,012	2,653,432	3,854,292	2,234,912

* Adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011 (Note 1).

See notes to financial statements.

DGT HOLDINGS CORP.
BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)
	January 28, 2012	July 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,274	$23,629
Restricted cash	2,422	-
Trade receivables (net of allowance for doubtful accounts of $39 and $31 at January 28, 2012 and July 30, 2011, respectively)	1,506	1,569
Inventories (net of allowance for excess and obsolete of $1,109 and $1,175 at January 28, 2012 and July 30, 2011, respectively)	1,848	1,708
Prepaid expenses and other current assets	195	223
Current assets of discontinued operations	-	25,716
Total current assets	49,245	52,845
NON-CURRENT ASSETS:
Property plant and equipment, net	4,217	4,651
Deferred income taxes	-	571
Promissory note receivable	659	-
Other assets	83	95
Non-current assets of discontinued operations	-	5,139
Total non-current assets	4,959	10,456
TOTAL ASSETS	$54,204	$63,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$79	$82
Accounts payable – trade	556	730
Accrued expenses	1,069	878
Current liabilities of discontinued operations	-	13,008
Total current liabilities	1,704	14,698
NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,319	2,355
Deferred income taxes	507	-
Non-current liabilities of discontinued operations	-	1,950
Total non-current liabilities	2,826	4,305
Total liabilities	4,530	19,003

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 100,000,000; January 28, 2012 and July 30, 2011, respectively; issued-4,042,157 at January 28, 2012 and July 30, 2011, respectively*	404	404
Additional paid-in capital*	97,940	97,646
Treasury shares – 202,689 and 174,585 shares, at cost, at January 28, 2012 and July 30, 2011, respectively*	(7,996)	(7,176)
Accumulated other comprehensive income	536	2,596
Accumulated deficit	(41,210)	(49,172)
Total shareholders' equity	49,674	44,298
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$54,204	$63,301

* Adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011 (Note 1).

See notes to financial statements.

DGT HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	January 28, 2012	January 29, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,962	$1,403
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(7,404)	-
Depreciation and amortization	215	278
Deferred income tax provision	(8)	-
Stock based compensation expense	294	65
Changes in operating assets and liabilities:
Trade receivables	63	1,992
Inventories	(140)	345
Prepaid expenses and other current assets	28	312
Other assets	(647)	(99)
Accounts payable – trade	(174)	(59)
Accrued expenses	212	304
Other long-term liabilities	-	(8)
Discontinued operations	62	3,869
Net cash provided by operating activities	463	8,402

CASH FLOW FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(31)	(24)
Discontinued operations	-	(134)
Proceeds from sale of discontinued operations	22,761	-
Net cash provided by (used in) investing activities	22,730	(158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	-	2,500
Proceeds from rights offering	-	14,253
Stock split	-	(9)
Repayment of long-term debt	(38)	(25)
Restricted cash to secure mortgage	(2,422)	-
Purchase of treasury shares	(820)	-
Discontinued operations	(108)	(648)
Net cash (used in) provided by financing activities	(3,388)	16,071
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(160)	256
CASH AND CASH EQUIVALENTS INCREASE FOR THE PERIOD	19,645	24,571
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	23,629	3,987
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$43,274	$28,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$60	$70
Taxes paid	38	1

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

In August, 2011, the Company decided to exit the Medical Systems Group by selling its Italian Subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”).  The business was sold on November 3, 2011 and is reflected as a discontinued operation in the financial statements of the Company. Prior period financial statements have also been restated to reflect this presentation (see Note 2).  This business represents the entire Medical Systems Group.

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

NOTE 2 – DISCONTINUED OPERATIONS

On August 3, 2011, the Board of Directors of the Company approved the sale of Villa and on September 12, 2011, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with VIV s.r.l., a limited liability company incorporated under Italian law (“VIV”), pursuant to which the Company agreed to sell all of its shares in Villa to VIV.  The sale price was 16,500,000 Euro in cash and an unsecured subordinated promissory note of 500,000 Euro.  The promissory note has a term of 5 years, with interest accruing at a rate of 6% per annum beginning eighteen months after issuance.  The note may be prepaid at any time, but if prepayment in full occurs during the first eighteen months, the total principal will be reduced to 400,000 Euro.

The Company retained the building in Milan, Italy, housing Villa’s operations, which is subject to an initial six year lease with VIV and an option for a subsequent six year period.  Under the terms of the lease, the Company will receive 335,000 Euro in annual rent, payable quarterly.  The rent may be adjusted annually for changes in the consumer price index as specified in the lease.

On November 3, 2011, the Company completed the sale of Villa.  The Company received $22,761 in cash of net proceeds and an unsecured promissory note, initially valued at $688.  The Company also repurchased 28,104 shares of common stock from two employees of Villa for $820.  As a part of the transaction, the Company received a dividend of cash held by Villa as of the closing date in the amount of $4,538.  The results of this business disposition are reported as a gain from discontinued operations in this Quarterly Report.

The Company’s discontinued operations results for the three and six months ended January 28, 2012 and January 29, 2011 are:

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Sales	$5,322	$22,350	$16,714	$35,661
Net income before taxes	$819	$2,973	$1,894	$4,389
Provision for income taxes	218	1,042	664	1,540
Total net income (loss) from discontinued operations	$601	$1,931	$1,230	$2,849
Gain on disposal of discontinued operations	$8,194	$-	$8,194	$-
Provision for income taxes	790	-	790	-
Net gain on sale of discontinued operations	$7,404	$-	$7,404
Net income from discontinued operations	$8,005	$1,931	$8,634	$2,849

Income per share – Basic and Diluted
Net income from operations	$0.16	$0.73	$0.32	$1.27
Net gain on sale	1.92	-	1.92	-
Earnings per share – discontinued operations	$2.08	$0.73	$2.24	$1.27

The following table sets forth the assets and liabilities of the discontinued operation included in the balance sheet of the Company:

	January 28, 2012		July 30, 2011
Assets:
Cash		$-	$-
Accounts receivable, net		-	14,194
Inventories, net		-	9,022
Prepaid and other current assets		-	2,500
Total current assets	$		$25,716

Property and equipment, net		$-	$581
Goodwill		-	4,526
Deferred taxes		-	7
Other assets		-	25
Total noncurrent assets	$		$5,139

Liabilities:
Current portion of long-term debt		$-	$111
Accounts payable		-	6,395
Accrued expenses		-	6,502
Total current liabilities		$-	$13,008

Statutory liability for severance pay		$-	$1,950

Shareholders’ Equity: Other comprehensive income		$-	$1,764

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories and their effect on cost of sales are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  During interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of January 28, 2012, finished goods represented approximately 8.4% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used are appropriate and are consistently applied.

	January 28, 2012	July 30, 2011
Raw materials and purchased parts	$2,212	$2,214
Work-in-process	496	457
Finished goods	249	212
	2,957	2,883
Less allowance for excess and obsolete inventories	(1,109)	(1,175)
Total inventories	$1,848	$1,708

NOTE 4 - PRODUCT WARRANTIES

The Company’s products are covered primarily by ninety day warranty plans and in some cases optional extended contracts may be offered covering products for a period up to one year, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.

The activity in the warranty reserve accounts in the first three months of fiscal 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Balance at beginning of period	$21	$21	$21	$21
Provision for anticipated warranty claims	53	33	96	33
Costs incurred related to warranty claims	(18)	(33)	(61)	(33)
Balance at end of period	$56	$21	$56	$21

The liability related to warranties is included in accrued expenses on the accompanying Balance Sheets.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the Company includes foreign currency translation adjustments and net income reported in the Company’s Statement of Operations.

Comprehensive income for the fiscal 2012 and 2011 periods presented is as follows:

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Net income	$7,762	$1,130	$7,962	$1,403
Foreign currency translation adjustments	(857)	(421)	(2,060)	1,317
Comprehensive income	$6,905	$709	$5,902	$2,720

NOTE 6 - INCOME (LOSS) PER SHARE

Common shares outstanding exclude 202,389 and 174,585 shares of treasury stock for the periods ended January 28, 2012 and January 29, 2011, respectively (adjusted for stock splits—see Note 1).  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Numerator:
Net income (loss)	$7,762	$1,130	$7,962	$1,403
Denominator (shares in thousands):
Weighted average number of common shares outstanding used for basic income per share	3,841	2,653	3,854	2,235
Effect of dilutive securities	-	-	-	-
Denominator for diluted income per share	3,841	2,653	3,854	2,235

Income (loss) per common share:
Basic	$2.02	$0.43	$2.07	$0.63
Diluted	$2.02	$0.43	$2.07	$0.63

Antidilutive securities excluded from above computations (shares in thousands)

	Three Months Ended		Six Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Employee stock options	175	145	185	157

NOTE 7 - SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

At January 28, 2012 and July 30, 2011, the Company had no borrowings under any domestic or foreign short term credit facilities.

Long term debt is summarized as follows:
	January 28, 2012	July 30, 2011
Mortgage	$2,398	$2,437
Less current portion of long-term bank debt	(79)	(82)
Long term debt, less current portion	$2,319	$2,355

On September 1, 2010, the Company completed a mortgage financing on its property in Bay Shore, NY with People’s United Bank pursuant to a loan agreement dated as of September 1, 2010 (the “Loan Agreement”) and received approximately $2,500 payable over 10 years at an initial fixed rate of 4.9% for the first 5 years, adjusted for the last 5 years as defined in the mortgage promissory note.  Monthly principal repayments began in October 2010.

On November 2, 2011, the Company and its RFI Corporation subsidiary entered into an amendment to the Loan Agreement.  In connection with the amendment, the Company agreed to pledge to People’s United Bank a certificate of deposit in the amount of $2,420.  The amendment and pledge agreement were made in consideration for the waiver of certain covenants in the Loan Agreement that the Company would not have been able to satisfy as a result of the November 3, 2011 sale of Villa.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments: Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs and the building in Italy that was retained on the sale of Villa.  The previously reported Medical Systems Group has been classified as discontinued operations (see Note 2).  Interim segment information is as follows:

For three months ended January 28, 2012	Power Conversion Group	Other	Total
Sales	$2,926	$107	$3,033
Cost of sales	1,934	-
Gross margin	992	107	1,099

Operating expenses	758	591	1,349
Operating income (loss)	$234	$(484)	$(250)

For three months ended January 29, 2011	Power Conversion Group	Other	Total
Sales	$2,488	$-	$2,488
Cost of sales	2,212	-	2,212
Gross margin	276	-	276

Operating expenses	539	522	1,061
Operating loss	$(263)	$(522)	$(785)

For six months ended January 28, 2012	Power Conversion Group	Other	Total
Sales	$5,528	$107-	$5,635
Cost of sales	3,648	-	3,648
Gross margin	1,880	107	1,987

Operating expenses	1,543	1,122	2,665
Operating income (loss)	$337	$(1,015)	$(678)

For six months ended January 29, 2011	Power Conversion Group	Other	Total
Sales	$4,735	$-	$4,735
Cost of sales	3,917	-	3,917
Gross margin	818	-	818

Operating expenses	1,403	815	2,218
Operating loss	$(585)	$(815)	$(1,400)

NOTE 9 – SHAREHOLDERS’ EQUITY

During the first quarter of fiscal year 2012, the Company granted options to purchase 2,000 common shares at an exercise price of $9.50 per share.  The options under this grant vest 25% immediately and 25% per year over the next three years.  The aggregate fair value of these options was $12.  During the second quarter of fiscal year 2012, the Company granted options to purchase 50,000 common shares at an exercise price of $10.00 per share.  The options vest after one year of service.  The aggregate fair value of these options was $306.  All of the options were granted under the Amended and Restated 2007 Incentive Stock Plan.  The fair value of these grant awards was determined using the following assumptions in the Black-Scholes model: an estimated life of seven years, volatility of approximately 63%, risk free interest rate of 1.31% to 1.36% and the assumption that no dividends will be paid.

In the three and six months ended January 28, 2012, the Company recorded $55 and $75, respectively, of compensation expense related to stock options and $88 and $176, respectively,  related to restricted stock issuance.  In the three and six months ended January 29, 2011, the Company recorded $25 and $65, respectively, of compensation expense related to stock options.  There were no exercises of stock options during the first six months of fiscal 2012 or 2011.

Effective as of the Annual Meeting of shareholders on December 15, 2011, the Board approved the accelerated vesting of all stock options and restricted stock held by James R. Henderson, a former director of the Company, in connection with his departure from the Board, in recognition of his long term service to the Company.  Additional stock compensation expense of $39 has been recognized for the modification expense and accelerated vesting and $4 was recorded to recognize the accelerated vesting of the restricted stock issued in fiscal year 2011.

NOTE 10 - CONTINGENCIES

The information set forth under Part II, Item 1 contained in the “Legal Proceedings” is incorporated herein by reference.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment and are not guarantees of future performance.  They involve a number of risks and uncertainties that are difficult to predict including, but not limited to, our ability to introduce products as scheduled, our ability to obtain necessary product certification, our ability to implement our business plan, retention of management, changing industry and competitive conditions, obtaining anticipated operating efficiencies, securing necessary capital facilities, favorable determinations in various legal and regulatory matters, market and operating risks from foreign currency exchange exposures, and favorable general economic conditions.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended July 30, 2011 (“Form 10-K”), our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

The Company manufactures proprietary high-voltage power conversion systems including electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in one operating segment: the Power Conversion Group.  In addition, the Company has a second reporting segment, Other, comprised of certain unallocated corporate General and Administrative expenses and the building in Italy that was retained on the sale of Villa.  See Note 8 of the Notes to the Unaudited Financial Statements in this Quarterly Report on Form 10-Q for discussion of the Company’s segments.

On November 3, 2011, the Company sold Villa Sistemi Medicali S.p.A. (“Villa”), its Italian subsidiary, which comprised the Medical Systems Group.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Note 2 of the Notes to the Unaudited Financial Statements in this Quarterly Report on Form 10-Q for details.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Financial Statements included in our Form 10-K.  Within these policies, the Company has identified the accounting for revenue recognition, deferred tax assets and the allowance for excess and obsolete inventory as being critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, the Company has identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

Revenue Recognition

The Company recognizes revenue upon shipment, provided there is persuasive evidence of an arrangement, there are no uncertainties concerning acceptance, the sale price is fixed, collection of the receivable is probable and only perfunctory obligations related to the arrangement need to be completed.  The Company’s products are covered primarily by ninety day warranty plans and in some cases optional extended warranties for a period of up to one year are offered. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  The Company recognizes service revenue when repairs or out of warranty repairs are completed.  These repairs are billed to the customers at market rates.  The Company periodically evaluates the collectability of their accounts receivable and provides an allowance for doubtful accounts when collection is not certain.

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

For fiscal year 2011 the Company’s foreign tax reporting entity (which is classified as discontinued operations) was profitable, and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended January 28, 2012, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

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

Valuation of Finished Goods Inventory

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of January 28, 2012, finished goods represented approximately 8.4% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

RESULTS OF OPERATIONS

Three and Six Months Ended January 28, 2012 Compared to Three and Six Months Ended January 29, 2011

The following table summarizes key indicators of results of operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	Jan. 28, 2012	Jan. 29, 2011	Jan. 28, 2012	Jan. 29, 2011
Sales	$3,033	$2,488	$5,635	$4,735

Gross margin as a percentage of sales	36.2%	11.1%	35.3%	17.3%
Total operating expenses	1,349	1,061	2,665	2,218
Net loss from continuing operations	(250)	(785)	(678)	(1,400)
Diluted earnings per share—continuing operations	$(0.06)	$(0.30)	$(0.17)	$(0.64)

Sales for the second quarter of fiscal 2012 increased 21.9% to $3.0 million from $2.5 million in the second quarter of fiscal 2011, due to increased volume at the Power Conversion Group.  The Power Conversion Group encompasses the operations of the Company’s RFI Corporation subsidiary (“RFI”).  The fiscal year 2012 sales also includes $107 of rental income related to the Villa manufacturing facility, which the Company retained when the Villa operations were sold during the second quarter of fiscal 2012 (see Note 2 of Notes to Financial Statements).

Sales for the first six months of fiscal 2012 increased 19.0% to $5.6 million from $4.7 million in the same period of the prior year.

Backlog at January 28, 2012 was $3.5 million compared to $4.4 million at July 30, 2011.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margin for the fiscal 2012 second quarter was 36.2% as compared to 11.1% in the same period last year due to increased sales and a favorable product mix. Process improvements affecting material utilization attributed to increased margins and reduced material variances in the fiscal 2012 second quarter. Additionally, revenue increased from the prior fiscal year period while the plant overheads remained flat resulting in an increase of gross margin percentage over the comparable prior year results.  The prior year margin was adversely impacted by unfavorable product mix and increased reserves for excess inventory.

Gross margin for the first six months of fiscal 2012 was 35.3% as compared to 17.3% in the first six months of fiscal 2011.  Process improvements affecting material utilization attributed to increased margins and reduced material variances in the first six months of fiscal 2012. Additionally, revenue increased 19.0% from prior year while the plant overheads remained flat resulting in an increase of gross margin over the prior year results.  The comparable prior year margin was also adversely impacted by unfavorable product mix and increased reserves for excess inventory.

Total operating expenses in the fiscal 2012 second quarter were $1.3 million, or 44.5% of sales, compared to $1.1 million, or 42.6% of sales, in the prior year’s second quarter.  The increase is primarily due to stock compensation expense for the restricted shares issued during fiscal year 2011, as well as stock options granted during the second quarter of fiscal 2012 and accelerated vesting of certain options (see Note 9 of Notes to Financial Statements).

Total operating expenses in the first six months of fiscal 2012 were $2.7 million, or 47.3% of sales, compared to $2.2 million, or 46.8% of sales in the same period of the prior year.  The increase is primarily due to stock compensation expense for the restricted shares issued during fiscal year 2011, as well as stock options granted during the second quarter of fiscal 2012 and accelerated vesting of certain options (see Note 9 of Notes to Financial Statements).

The following table summarizes the key changes in operating expenses for fiscal 2012 from the prior year:

(Dollars in thousands)	Three months ended January 28, 2012	Six months ended January 28, 2012

Research and development	$(5)	$3
Selling, general and administrative	293	444
Change in operating expenses	$288	$447

Operating loss for the fiscal 2012 second quarter was $0.3 million compared to an operating loss of $0.8 million in the second quarter of fiscal 2011.  The Power Conversion Group had operating income of $0.3 million in the fiscal 2012 second quarter, compared to an operating loss of $0.3 million in the comparable period last year.  Unallocated corporate expenses for the second quarter of fiscal 2012 totaled $0.6 million as compared to $0.5 million in the second quarter of the prior year.

Operating loss for the first half of fiscal 2012 was $0.7 million, compared to an operating loss of $1.4 million in the first half of the prior year.  The Power Conversion Group had operating income of $0.3 million in the first half of fiscal 2012, compared to an operating loss of $0.6 million in the same period of the prior year.  Unallocated corporate expenses for the first half of fiscal 2012 were $1.1 million compared to $0.8 million in the first half of fiscal 2011.

Loss from continuing operations in the second quarter of fiscal 2012 was $0.2 million, or $0.06 per basic and diluted share, compared to an operating loss of $0.8 million, or $0.30 per basic and diluted share in the prior year period.  For the second quarter of fiscal 2012, there were 3.8 million weighted average diluted common shares outstanding (“shares outstanding”), compared to 2.7 million in the second quarter of fiscal 2011.

Loss from continuing operations in the first six months of fiscal 2012 was $0.7 million, or $0.17 per basic and diluted share, compared to an operating loss of $1.4 million, or $0.64 per share, in the comparable prior year period.  For the first six months of fiscal 2012, there were 3.9 million weighted average diluted common shares outstanding, compared to 2.2 million in the first six months of fiscal 2011.  The shares outstanding have been restated to reflect the reverse and forward stock splits effected in January 2011.

Discontinued operations had net income of $0.6 million during the second quarter of fiscal 2012 on sales of $5.3 million, compared to net income of $1.9 million in the second quarter of fiscal 2011 on sales of $22.4 million.  The Villa subsidiary was sold on November 3, 2011 and the fiscal 2012 results only include one month of activity compared to three months in the prior fiscal year.

Discontinued operations had net income of $1.2 million during the first six months of fiscal 2012 on sales of $16.7 million, compared to net income of $2.8 million in the first six months of the prior fiscal year on sales of $35.7 million.  The Villa subsidiary was sold on November 3, 2011 and the fiscal 2012 results only include four months of activity compared to six months in the prior year.  The prior fiscal year first quarter sales included unusually high volume that was not repeated in fiscal year 2012.

A net gain on the sale of Villa of $7.4 million was recognized during the second quarter and first six months of fiscal 2012.

Net income for the second quarter of fiscal 2012, which includes the gain on the disposal of Villa, was $7.8 million, or $2.02 per basic and diluted share, compared to net income of $1.1 million, or $0.43 per basic and diluted share in the comparable prior year period.  Net income for the first six months of fiscal 2012 was $8.0 million, or $2.07 per basic and diluted share, compared to net income of $1.4 million, or $0.63 per basic and diluted share, in the first six months of fiscal 2011.

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

Working Capital — At January 28, 2012 and July 30, 2011, our working capital was approximately $47.5 million and $38.1 million, respectively.  The increase in working capital for the first six months of fiscal 2012 related primarily to the sale of Villa.  At January 28, 2012 and July 30, 2011, the Company had approximately $45.7 million and $23.6 million, respectively in cash.

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

On November 3, 2011, the Company completed the sale of all of the shares of Villa.  The Company received $21.7 million in cash, net of certain expenses, and of funds used to repurchase shares of stock from two employees of Villa.  The Company also received a $4.5 million dividend from Villa.  The Company retained the building, which is subject to a six year lease for 335,000 euro annual rate.  The lease may be extended an additional six years after the initial term and the annual rent is adjustable based on the consumer price index specified in the lease agreement.

	Six Months Ended
(Dollars in thousands)	Jan. 28, 2012	Jan. 29, 2011
Net cash provided by operating activities	$463	$8,402
Net cash provided by (used in) investing activities	22,730	(158)
Net cash (used in) provided by financing activities	(3,388)	16,071
Effect of exchange rate changes on cash	(160)	256
Net (decrease) increase in cash and cash equivalents	19,345	24,571
Cash and cash equivalents at beginning of year	23,629	3,987
Cash and cash equivalents at end of period	$43,274	$28,558

Cash Flows from Operating Activities – For the six months ended January 28, 2012, the Company generated $0.5 million of cash from operations, compared to $8.4 million generated in the comparable prior fiscal year period.  The change is primarily related to discontinued operations, which generated $3.9 million in the prior fiscal year period, along with a decrease in receivables in the Power Conversion Group also in the prior year.

Cash Flows from Investing Activities — The Company received proceeds of $22.8 million from the sale of discontinued operations during the second quarter of fiscal 2012.  The Company made $0.1 million of facility improvements and capital equipment expenditures for the six months ended January 29, 2011.

Cash Flows from Financing Activities — During the six-month period ended January 28, 2012 the Company paid $0.8 million to repurchase shares of its common stock and discontinued operations utilized $0.1 million in cash in payments against long term debt.  In connection with the sale of Villa, the Company amended its mortgage loan agreement and agreed to pledge to People’s United Bank a certificate of deposit in the amount of $2.4 million.  The amendment and pledge arrangement were made in consideration for the waiver of certain loan agreement covenants that the Company would not have been able to satisfy as a result of the sale of Villa.  During the six month period ended January 29, 2011, the Company received $2.5 million of proceeds from a mortgage on its Bay Shore, NY facility.  The prior fiscal year also included $14.3 million in proceeds received on completion of the Rights Offering in December 2010.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed in our Form 10-K have not changed materially at January 28, 2012.  The terms of these facilities are more fully described in Note 7 of the “Notes to Financial Statements” contained in our Form 10-K and are incorporated herein by reference.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold market risk sensitive instruments for trading purposes.  The Company, however, recognizes market risk from interest rate and foreign currency exchange exposure.  There have been no changes in financial market risks as described in our Form 10-K.

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

Item 1A.  RISK FACTORS

The risk factors included in our Form 10-K have not materially changed.

Item 2 (c) UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	(a)	(b)	(c)	(d)
	Total number of shares	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased Under the plans or programs
November 3, 2011	28,104	$29.16	None	None

The shares were purchased in connection with the sale of the Company’s Italian subsidiary, Villa Sistemi Medicali S.p.A. (see Note 2 of Notes to Financial Statements in Part 1 of this Quarterly Report on Form 10-Q).

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Operations, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith
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

Dated:  March 9, 2012