Form 10-Q
period 2012-04-28
DGT Holdings Corp.
filed 2012-06-08
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

           or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

The number of shares of Registrant’s common stock outstanding as of June 1, 2012 was 3,839,468.

DGT HOLDINGS CORP.

Table of Contents

		Page No.

PART I	FINANCIAL INFORMATION
	Item 1. FINANCIAL STATEMENTS	3
	Statements of Operations for the Three and Nine Months ended April 28, 2012 and April 30, 2011	3
	Balance Sheets as of April 28, 2012 and July 30, 2011	4
	Statements of Cash Flows for the Nine Months ended April 28, 2012 and April 30, 2011	5
	Notes to Financial Statements	6-12
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-19
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
	Item 4. CONTROLS AND PROCEDURES	19

PART II -	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	20
	Item 1A. RISK FACTORS	20
	Item 6. EXHIBITS	20
	SIGNATURES	21
	EX-31.1 (EX-31.1): Certification
	EX-31.2 (EX-31.2): Certification
	EX-32.1 (EX-32.1): Certification
	EX-32.2 (EX-32.2): Certification
	101.INS XBRL Instance Document
	101.SCH XBRL Schema Document
	101.CAL XBRL Calculation Linkbase Document
	101.LAB XBRL Labels Linkbase Document
	101.PRE XBRL Presentation Linkbase Document
	101.DEF XBRL Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS

DGT HOLDINGS CORP.
STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
SALES	$3,050	$2,732	$8,578	$7,467
COST OF SALES	2,108	1,907	5,756	5,824
GROSS MARGIN	942	825	2,822	1,643

Selling, general and administrative	1,382	1,074	3,860	3,215
Research and development	38	30	118	107
Total operating expenses	1,420	1,104	3,978	3,322
OPERATING LOSS	(478)	(279)	(1,156)	(1,679)

Interest income	90	38	194	63
Interest expense	(58)	(26)	(118)	(96)
Other income	13	-	13	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(433)	(267)	(1,067)	(1,712)
Income tax provision	6	3	44	4
LOSS FROM CONTINUING OPERATIONS	(439)	(270)	(1,111)	(1,716)
Discontinued operations, net of tax	-	(80)	1,230	2,769
Gain on disposal of discontinued operations, net of tax	-	-	6,837	-
NET INCOME (LOSS)	$(439)	$(350)	$6,956	$1,053

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Loss from continuing operations	$(0.11)	$(0.07)	$(0.29)	$(0.62)
Income (loss) from discontinued operations	(0.00)	(0.02)	2.10	1.00
Net income (loss)	$(0.11)	$(0.09)	$1.81	$0.38
Weighted average shares outstanding	3,839,468	3,846,234	3,849,351	2,773,528

See notes to financial statements.

DGT HOLDINGS CORP.
BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)
(UNAUDITED)

	April 28, 2012	July 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,276	$23,629
Restricted cash	2,425	-
Trade receivables (net of allowance for doubtful accounts of $30 and $31 at April 28, 2012 and July 30, 2011, respectively)	1,539	1,569
Inventories (net of allowance for excess and obsolete of $1,068 and $1,175 at April 28, 2012 and July 30, 2011, respectively)	1,761	1,708
Prepaid expenses and other current assets	325	223
Current assets of discontinued operations	-	25,716
Total current assets	49,326	52,845
NON-CURRENT ASSETS:
Property plant and equipment, net	4,139	4,651
Deferred income taxes	-	571
Promissory note receivable	661	-
Other assets	77	95
Non-current assets of discontinued operations	-	5,139
Total non-current assets	4,877	10,456
TOTAL ASSETS	$54,203	$63,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$81	$82
Accounts payable – trade	834	730
Accrued expenses	1,106	878
Current liabilities of discontinued operations	-	13,008
Total current liabilities	2,021	14,698
NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,298	2,355
Deferred income taxes	501	-
Non-current liabilities of discontinued operations	-	1,950
Total non-current liabilities	2,799	4,305
Total liabilities	4,820	19,003

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 100,000,000; April 28, 2012 and July 30, 2011, respectively; issued-4,042,157 at April 28, 2012 and July 30, 2011, respectively	404	404
Additional paid-in capital	98,081	97,646
Treasury shares – 202,689 and 174,585 shares, at cost, at April 28, 2012 and July 30, 2011, respectively	(7,429)	(7,176)
Accumulated other comprehensive income	543	2,596
Accumulated deficit	(42,216)	(49,172)
Total shareholders' equity	49,383	44,298
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$54,203	$63,301

See notes to financial statements.

DGT HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	April 28, 2012	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,956	$1,053
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(6,837)	-
Depreciation and amortization	312	418
Deferred income tax provision	(16)	-
Stock based compensation expense	435	145

Changes in operating assets and liabilities, excluding dispositions:
Trade receivables	30	1,733
Inventories	(53)	54
Prepaid expenses and other current assets	(102)	260
Other assets	(643)	(90)
Accounts payable – trade	103	(149)
Accrued expenses	255	(4)
Other long-term liabilities	-	(8)
Discontinued operations	62	300
Net cash provided by operating activities	502	3,712

CASH FLOW FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(43)	(24)
Discontinued operations	-	(159)
Proceeds from sale of discontinued operations, net	22,194	-
Net cash provided by (used in) investing activities	22,151	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	-	2,500
Proceeds from rights offering	-	14,340
Stock split	-	(9)
Repayment of long-term debt	(58)	(44)
Restricted cash to secure mortgage	(2,425)	-
Purchase of treasury shares	(253)	-
Discontinued operations	(108)	(2,095)
Net cash (used in) provided by financing activities	(2,844)	14,692
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(162)	559
CASH AND CASH EQUIVALENTS INCREASE FOR THE PERIOD	19,647	18,780
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	23,629	3,987
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$43,276	$22,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$118	$96
Taxes paid	44	4

See notes to financial statements.

DGT HOLDINGS CORP.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of DGT Holdings Corp. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The statements include the accounts of DGT Holdings Corp. and its subsidiaries (the “Company”).  All material intercompany accounts and transactions have been eliminated. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended July 30, 2011.  Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

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

STOCK SPLIT

On January 6, 2011, the Company effected a reverse split, followed by a forward split.  The number of shares outstanding and related prices, per share amounts, share conversions and share-based data have been adjusted to reflect the stock splits for all periods presented.

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

On November 3, 2011, the Company completed the sale of Villa.  The Company received net proceeds in cash of $22,761 and an unsecured promissory note, initially valued at $688.  The Company also repurchased 28,104 shares of common stock from two employees of Villa for $820.  At the time of this repurchase, the acquired shares had a market value of $253.  As the two employees are also the primary purchasers of Villa, the excess was deemed a reduction in the purchase price described above and reduced the net proceeds to $22,194.  As a part of the transaction, the Company received a dividend of cash held by Villa as of the closing date in the amount of $4,538.  The results of this business disposition are reported as a gain from discontinued operations in this Quarterly Report.

The Company retained the building in Milan, Italy, housing Villa’s operations, which is subject to an initial six year lease with VIV and an option for a subsequent six year period.  Under the terms of the lease, the Company will receive 335,000 Euro in annual rent, payable quarterly.  The rent may be adjusted annually for changes in the consumer price index as specified in the lease.

As noted above, the Company repurchased shares of its stock at a premium from two employees of Villa in conjunction with the sale.  The Company had previously accounted for that premium as a component of the treasury stock purchase; however, as the two employees were also the primary purchasers of Villa, that premium is now more appropriately reflected in the financial statements as of and for nine months ended April 28, 2012 as a reduction of the purchase price received for Villa.  This correction of the accounting originally recognized in the second quarter of fiscal 2012 had the following impacts to the Company’s previously reported balances as of and for the six months ended January 28, 2012:

•	Treasury stock on the consolidated balance sheet was reduced by the $567 premium from $7,996 to $7,429.
•
Gain on disposal of discontinued operations, net was reduced by the $567 premium from $7,404 to $6,837, which, in turn, reduced net income from $7,962 to $7,395 and increased accumulated deficit from $41,649 to $42,216.

•	Cash provided by investing activities was reduced by the $567 premium from $22,730 to $22,163 and cash used in financing activities was reduced by the $567 premium from $3,338 to $2,771.

The Company’s discontinued operations results for the three and nine months ended April 28, 2012 and April 30, 2011 are:

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Sales	$-	$9,920	$16,714	$45,581
Income (loss) before taxes	$-	$(48)	$1,894	$4,341
Provision for income taxes	-	32	664	1,572
Net income (loss) from discontinued operations	$-	$(80)	$1,230	$2,769
Gain on disposal of discontinued operations	$-	$-	$7,627	$-
Provision for income taxes	-	-	790	-
Net gain on sale of discontinued operations	$-	$-	$6,837
Net income (loss) from discontinued operations	$-	$(80)	$8,067	$2,769

Income (loss) per share – Basic and Diluted
Net income (loss) from operations	$-	$(0.02)	$0.32	$1.00
Net gain on sale	-	-	1.78	-
Earnings (loss) per share – discontinued operations	$-	$(0.02)	$2.10	$1.00

The following table sets forth the assets and liabilities of the discontinued operation included in the balance sheet of the Company:

	April 28, 2012		July 30, 2011
Assets:
Cash		$-	$-
Accounts receivable, net		-	14,194
Inventories, net		-	9,022
Prepaid and other current assets		-	2,500
Total current assets	$		$25,716

Property and equipment, net		$-	$581
Goodwill		-	4,526
Deferred taxes		-	7
Other assets		-	25
Total noncurrent assets	$		$5,139

Liabilities:
Current portion of long-term debt		$-	$111
Accounts payable		-	6,395
Accrued expenses		-	6,502
Total current liabilities		$-	$13,008

Statutory liability for severance pay		$-	$1,950

Shareholders’ Equity: Accumulated other comprehensive income		$-	$1,764

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories are determined by physical count for annual reporting purposes and are evaluated using perpetual inventory records for interim reporting periods.  During interim periods, the Company estimates the amount of labor and overhead costs related to finished goods inventories.  As of April 28, 2012, finished goods represented approximately 8.6% of the gross carrying value of our total gross inventory.  The Company believes the estimation methodologies used are appropriate and are consistently applied.

	April 28, 2012	July 30, 2011
Raw materials and purchased parts	$2,026	$2,214
Work-in-process	560	457
Finished goods	243	212
	2,829	2,883
Less allowance for excess and obsolete inventories	(1,068)	(1,175)
Total inventories	$1,761	$1,708

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

The activity in the warranty reserve accounts in the first three months of fiscal 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Balance at beginning of period	$56	$21	$21	$21
Provision for (recovery of) anticipated warranty claims	(38)	-	58	33
Costs incurred related to warranty claims	-	-	(61)	(33)
Balance at end of period	$18	$21	$18	$21

The liability related to warranties is included in accrued expenses on the accompanying Balance Sheets.

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company includes foreign currency translation adjustments and net income (loss) reported in the Company’s Statement of Operations.

Comprehensive income (loss) for the fiscal 2012 and 2011 periods presented is as follows:

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Net income (loss)	$(439)	$(350)	$6,956	$1,053
Foreign currency translation adjustments	7	1,212	(2,053)	2,539
Comprehensive income (loss)	$(432)	$862	$4,903	$3,582

NOTE 6 - INCOME (LOSS) PER SHARE

Common shares outstanding exclude 202,689 and 174,585 shares of treasury stock for the nine months ended April 28, 2012 and April 30, 2011, respectively (adjusted for stock splits—see Note 1).  The computation of dilutive securities includes the assumed conversion of warrants and employee stock options to purchase Company stock if such conversion is dilutive.

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Numerator:
Net income (loss)	$(439)	$(350)	$6,956	$1,053
Denominator (shares in thousands):
Weighted average number of common shares outstanding used for basic income per share	3,839	3,846	3,849	2,772
Effect of dilutive securities	-	-	-	-
Denominator for diluted income per share	3,839	3,846	3,849	2,772

Income (loss) per common share:
Basic	$(0.11)	$(0.09)	$1.81	$0.38
Diluted	$(0.11)	$(0.09)	$1.81	$0.38

Antidilutive securities excluded from above computations (shares in thousands)

	Three Months Ended		Nine Months Ended
	April 28, 2012	April 30, 2011	April 28, 2012	April 30, 2011
Employee stock options	151	126	184	126

NOTE 7 - SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

At April 28, 2012 and July 30, 2011, the Company had no borrowings under any foreign short term credit facilities.

Long term debt is summarized as follows:

	April 28, 2012	July 30, 2011
Mortgage	$2,379	$2,437
Less current portion of mortgage	(81)	(82)
Long term debt, less current portion	$2,298	$2,355

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

On November 2, 2011, the Company and its RFI Corporation subsidiary (“RFI”) entered into an amendment to the Loan Agreement.  In connection with the amendment, the Company agreed to pledge to People’s United Bank a certificate of deposit in the amount of $2,420.  The amendment and pledge agreement were made in consideration for the waiver of certain covenants in the Loan Agreement that the Company would not have been able to satisfy as a result of the November 3, 2011 sale of Villa.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments: Power Conversion Group and Other.  The “Other” segment includes unallocated corporate costs and the building in Italy that was retained on the sale of Villa.  The previously reported Medical Systems Group has been classified as discontinued operations (see Note 2).  Interim segment information is as follows:

For three months ended April 28, 2012	Power Conversion Group	Other	Total
Sales	$3,050	$-	$3,050
Cost of sales	2,108	-	2,108
Gross margin	942	-	942

Operating expenses	801	619	1,420
Operating income (loss)	$141	$(619)	$(478)

For three months ended April 30, 2011	Power Conversion Group	Other	Total
Sales	$2,732	$-	$2,732
Cost of sales	1,907	-	1,907
Gross margin	825	-	825

Operating expenses	704	400	1,104
Operating income (loss)	$121	$(400)	$(279)

For nine months ended April 28, 2012	Power Conversion Group	Other	Total
Sales	$8,578	$-	$8,578
Cost of sales	5,756	-	5,756
Gross margin	2,822	-	2,822

Operating expenses	2,344	1,634	3,978
Operating income (loss)	$478	$(1,634)	$(1,156)

For nine months ended April 30, 2011	Power Conversion Group	Other	Total
Sales	$7,467	$-	$7,467
Cost of sales	5,824	-	5,824
Gross margin	1,643	-	1,643

Operating expenses	2,107	1,215	3,322
Operating loss	$(464)	$(1,215)	$(1,679)

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

In the three and nine months ended April 28, 2012, the Company recorded $85 and $162, respectively, of compensation expense related to stock options and $57 and $233, respectively, related to restricted stock issuances.  In the three and nine months ended April 30, 2011, the Company recorded $21 and $86, respectively, of compensation expense related to stock options and $59 and $59 related to restricted stock issuances.  There were no exercises of stock options during the first nine months of fiscal 2012 or 2011.

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

In the nine-month period ended April 30, 2011, the Company received $14,340 in proceeds on the completion of the Rights Offering in December 2010.

NOTE 10 - CONTINGENCIES

From time to time the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business. In the opinion of management, such legal actions are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 11 SUBSEQUENT EVENT

On June 6, 2012, the Company, along with RFI, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ultra Electronics Defense, Inc. (the “Purchaser”), an affiliate of Ultra Electronics Holdings plc, a UK corporation.

Under the terms of the Asset Purchase Agreement, the Company has agreed to sell (the “Asset Sale”) its power conversion business, which is currently operated by RFI, to the Purchaser for the purchase price of $12,500 (the “Purchase Price”) (subject to a potential working capital adjustment), payable in cash.  $1,250 of the Purchase Price is to be held in escrow to serve as security for payments in satisfaction of certain of the Company’s indemnification obligations and $237 of the Purchase Price is to be held in escrow to cover any potential net working capital adjustment.  The Purchaser has also agreed to lease the RFI facility in Bay Shore, New York following the Asset Sale.

The obligations of each of the parties to consummate the Asset Sale are subject to customary conditions, including, among other things, the conclusion of a review by the Committee on Foreign Investment in the United States with respect to national security concerns, the approval of at least two-thirds of the outstanding shares of our common stock, and the exercise by the holders of no more than 10% of the outstanding shares of our common stock of their statutory appraisal or dissenters’ rights with respect to the Asset Sale.  The Company has agreed to pay to the Purchaser a termination fee of $725 in the event the Asset Purchase Agreement is terminated under certain circumstances.

The results of this business disposition will be reported as a gain from discontinued operations in our Annual Report on Form 10-K.  The RFI business represents the entire Power Conversion Group.

The following is a summary of assets and liabilities of the Power Conversion Group:

Balance as of April 28, 2012
Cash (a)	$537
Trade receivables	1,539
Inventories	1,761
Prepaid expenses and other current assets	177
Total current assets	$4,014

Property, plant and equipment, net (a)	$1,509

Current liabilities	$1,254

(a) The Company will retain all cash and $1,049 of the property, plant and equipment upon the sale.

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data)

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

OVERVIEW

The Company manufactures proprietary high-voltage power conversion systems including electronic filters, high voltage capacitors, pulse modulators, transformers and reactors, and a variety of other products designed for industrial, medical, military and other commercial applications.  The Company manages its business in one operating segment: the Power Conversion Group.  In addition, the Company has a second reportable segment, Other, comprised of certain unallocated corporate General and Administrative expenses and the building in Italy that was retained on the sale of Villa.  See Note 8 of the Notes to the Unaudited Financial Statements in this Quarterly Report on Form 10-Q for discussion of the Company’s segments.

On November 3, 2011, the Company sold Villa Sistemi Medicali S.p.A. (“Villa”), its Italian subsidiary, which comprised the Medical Systems Group.  It is reflected as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Note 2 of the Notes to the Unaudited Financial Statements in this Quarterly Report on Form 10-Q for details.

On June 6, 2012, the Company, along with its RFI Corporation subsidiary (“RFI”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Ultra Electronics Defense, Inc. (the “Purchaser”), an affiliate of Ultra Electronics Holdings plc, a UK corporation.

Under the terms of the Asset Purchase Agreement, the Company has agreed to sell (the “Asset Sale”) its power conversion business, which is currently operated by RFI, to the Purchaser for the purchase price of $12,500 (the “Purchase Price”) (subject to a potential working capital adjustment), payable in cash.  $1,250 of the Purchase Price is to be held in escrow to serve as security for payments in satisfaction of certain of the Company’s indemnification obligations and $237 of the Purchase Price is to be held in escrow to cover any potential net working capital adjustment.  The Purchaser has also agreed to lease the RFI facility in Bay Shore, New York following the Asset Sale.

The obligations of each of the parties to consummate the Asset Sale are subject to customary conditions, including, among other things, the conclusion of a review by the Committee on Foreign Investment in the United States with respect to national security concerns, the approval of at least two-thirds of the outstanding shares of our common stock, and the exercise by the holders of no more than 10% of the outstanding shares of our common stock of their statutory appraisal or dissenters’ rights with respect to the Asset Sale.  The Company has agreed to pay to the Purchaser a termination fee of $725 in the event the Asset Purchase Agreement is terminated under certain circumstances.

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

For fiscal year 2011 the Company’s foreign tax reporting entity (which is classified as discontinued operations) was profitable, and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended April 28, 2012, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

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

Valuation of Finished Goods Inventory

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  As of April 28, 2012, finished goods represented approximately 8.6% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

RESULTS OF OPERATIONS

Three and Nine Months Ended April 28, 2012 Compared to Three and Nine Months Ended April 30, 2011

The following table summarizes key indicators of results of operations:

	Three Months Ended		Nine Months Ended
	Apr. 28, 2012	Apr. 30, 2011	Apr. 28, 2012	Apr. 30, 2011
Sales	$3,050	$2,732	$8,578	$7,467

Gross margin as a percentage of sales	30.9%	30.2%	32.9%	22.0%
Total operating expenses	1,420	1,104	3,978	3,322
Net loss from continuing operations	(439)	(270)	(1,111)	(1,716)
Diluted loss per share—continuing operations	$(0.11)	$(0.07)	$(0.29)	$(0.62)

Sales for the third quarter of fiscal 2012 increased 11.6% to $3,050 from $2,732 in the third quarter of fiscal 2011, due to increased volume at the Power Conversion Group.  The Power Conversion Group encompasses the operations of RFI.

Sales for the first nine months of fiscal 2012 increased 14.9% to $8,578 from $7,467 in the same period of the prior year due to increased volume at the Power Conversion Group.

Backlog for the Power Conversion Group at April 28, 2012 was $4,452 compared to $4,360 at July 30, 2011.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Gross margin for the fiscal 2012 third quarter was 30.9% as compared to 30.2% in the same period last year due to increased sales and a favorable product mix. Process improvements affecting material utilization also attributed to increased margins and reduced material variances in the fiscal 2012 third quarter. Additionally, revenue increased 11.6% from the prior fiscal year period while the plant overheads remained flat resulting in an increase of gross margin percentage over the comparable prior year results.  The prior year margin was adversely impacted by unfavorable product mix.

Gross margin for the first nine months of fiscal 2012 was 32.9% as compared to 22.0% in the first nine months of fiscal 2011.  Process improvements affecting material utilization attributed to increased margins and reduced material variances in the first nine months of fiscal 2012.  Additionally, revenue increased 14.9% from the prior fiscal year period while the plant overheads remained flat resulting in an increase of gross margin over the prior year results.  The comparable prior year margin was also adversely impacted by unfavorable product mix and increased reserves for excess inventory.

The following table summarizes the key changes in operating expenses for fiscal 2012 from the prior year:

	Three months ended April 28, 2012	Nine months ended April 28, 2012

Research and development	$8	$11
Selling, general and administrative	308	645
Change in operating expenses	$316	$656

Total operating expenses in the fiscal 2012 third quarter were $1,420, or 46.6% of sales, compared to $1,104, or 40.4% of sales, in the prior year’s third quarter.  The increase is primarily due to an increase in stock compensation expense  (see Note 9 of Notes to Financial Statements)  and  legal fees related to the pending sale of the RFI business.

Total operating expenses in the first nine months of fiscal 2012 were $3,978, or 46.4% of sales, compared to $3,322, or 44.5% of sales in the same period of the prior year.  The increase is primarily due to stock compensation expense (see Note 9 of Notes to Financial Statements) and  legal fees related to the pending sale of the RFI business.

Operating loss for the fiscal 2012 third quarter was $478 compared to an operating loss of $279 in the third quarter of fiscal 2011.  The Power Conversion Group had operating income of $141 in the fiscal 2012 third quarter, compared to an operating income of $121 in the comparable period of last year.  The Other segment, consisting of unallocated corporate expenses and the building in Italy, had an operating loss for the third quarter of fiscal 2012 totaled $619 as compared to $400 in the third quarter of the prior year.

Operating loss for the first nine months of fiscal 2012 was $1,156 compared to an operating loss of $1,679 in the first nine months of the prior year.  The Power Conversion Group had an operating income of $478 in the first nine months of fiscal 2012, compared to an operating loss of $464 in the same period of the prior year.  The Other segment had an operating loss for the first nine months of fiscal 2012 were $1,634 compared to $1,215 in the first nine months of fiscal 2011.

Loss from continuing operations in the third quarter of fiscal 2012 was $439, or $0.11 per basic and diluted share, compared to a loss from continuing operations of $270, or $0.07 per basic and diluted share in the prior year period.  For the third quarter of fiscal 2012, there were 3.8 million weighted average diluted common shares outstanding (“shares outstanding”), compared to 3.8 million in the third quarter of fiscal 2011.

Loss from continuing operations in the first nine months of fiscal 2012 was $1,111, or $0.29 per basic and diluted share, compared to a loss from continuing operations of $1,716, or $0.62 per share, in the comparable prior year period.  For the first nine months of fiscal 2012, there were 3.8 million weighted average diluted common shares outstanding, compared to 2.8 million in the first nine months of fiscal 2011.  The shares outstanding have been restated to reflect the reverse and forward stock splits effected in January 2011.

Discontinued operations had no activity during the third quarter of fiscal 2012, compared to a net loss of $80 in the third quarter of fiscal 2011 on sales of $9,920.  The Villa subsidiary was sold on November 3, 2011.

Discontinued operations had net income of $1,230 during the first nine months of fiscal 2012 on sales of $16,714, compared to net income of $2,769 in the first nine months of the prior fiscal year on sales of $45,581.  The Villa subsidiary was sold on November 3, 2011 and the fiscal 2012 results only include four months of activity compared to nine months in the prior year.  The prior fiscal year first quarter sales included unusually high volume that was not repeated in fiscal year 2012.

A net gain on the sale of Villa of $6,837 was recognized during the first nine months of fiscal 2012.

Net loss for the third quarter of fiscal 2012, was $439, or $0.11 per basic and diluted share, compared to net loss of $350, or $0.09 per basic and diluted share in the comparable prior year period.  Net income for the first nine months of fiscal 2012 was $6,956, or $1.81 per basic and diluted share, which includes the gain on the disposal of Villa, compared to net income of $1,053, or $0.38 per basic and diluted share, in the first nine months of fiscal 2011.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital include, but are not limited to, cash flow from operations.  We believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.

Working Capital — At April 28, 2012 and July 30, 2011, our working capital was approximately $47,305 and $38,147, respectively.  The increase in working capital for the first nine months of fiscal 2012 related primarily to proceeds from the sale of Villa.  At April 28, 2012 and July 30, 2011, the Company had approximately $43,276 and $23,629, respectively in unrestricted cash.

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

On November 3, 2011, the Company completed the sale of all of the shares of Villa.  The Company received $22,761 in cash, net of certain expenses.  The Company also repurchased shares of stock from two employees of Villa for $820.  At the time of the repurchase, the acquired shares had a market value of $253 and the excess was deemed a reduction of the purchase price and reduced the net proceeds to $22,194.  The Company also received a $4,538 dividend from Villa.  The Company retained the building, which is subject to a six year lease for 335,000 euro annual rate.  The lease may be extended an additional six years after the initial term and the annual rent is adjustable based on the consumer price index specified in the lease agreement.

	Nine Months Ended
(Dollars in thousands)	Apr 28, 2012	Apr. 30, 2011
Net cash provided by operating activities	$502	$3,712
Net cash provided by (used in) investing activities	22,151	(183)
Net cash (used in) provided by financing activities	(2,844)	14,692
Effect of exchange rate changes on cash	(162)	559
Net (decrease) increase in cash and cash equivalents	19,647	18,780
Cash and cash equivalents at beginning of year	23,629	3,987
Cash and cash equivalents at end of period	$43,276	$22,767

Cash Flows from Operating Activities – For the nine months ended April 28, 2012, the Company generated $502 of cash from operations, compared to $3,712 generated in the comparable prior fiscal year period.  The change is primarily related to a decrease in receivables in the Power Conversion Group in the prior year.

Cash Flows from Investing Activities — The Company received net proceeds of $22,194 from the sale of discontinued operations during the second quarter of fiscal 2012.

Cash Flows from Financing Activities — During the nine-month period ended April 28, 2012 the Company paid $253 to repurchase shares of its common stock and discontinued operations utilized $108 in cash in payments against long term debt.  In connection with the sale of Villa, the Company amended its mortgage loan agreement and agreed to pledge to People’s United Bank a certificate of deposit in the amount of $2,425.  The amendment and pledge arrangement were made in consideration for the waiver of certain loan agreement covenants that the Company would not have been able to satisfy as a result of the sale of Villa.  During the nine-month period ended April 30, 2011, the Company received $2,500 of proceeds from a mortgage on its Bay Shore, NY facility.  The prior fiscal year also included $14,340 in proceeds received on completion of the Rights Offering in December 2010.  Discontinued operations utilized $2,095 in payment of long-term debt, primarily the lump sum paid for the purchase of the Villa building.

The Company’s debt included in contractual obligations, as previously disclosed in our Form 10-K has not changed materially at April 28, 2012. The operating leases related to Villa are no longer a contractual obligation of the Company. The terms of these facilities are more fully described in Note 7 of the “Notes to Financial Statements” contained in our Form 10-K and are incorporated herein by reference.

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

PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

The information set forth under Part I, Item 1 contained in Note 10 of Notes to Financial Statements is incorporated herein by reference.

Item 1A.         RISK FACTORS

The risk factors included in our Form 10-K have not materially changed.

Item 6.            EXHIBITS

10.1***
Asset Purchase Agreement, dated as of June 6, 2012, by and among Ultra Electronics Defense, Inc. DGT Holdings Corp. and RFI Corporation filed as Exhibit 2.1 to DGT Holdings Corp. Current Report on Form 8-K filed June 7, 2012 and incorporated herein by reference.

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

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Operations, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith
** Furnished and not filed herewith
*** Previously filed

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

Dated:  June 8, 2012