Form 10-K
period 2012-07-28
DGT Holdings Corp.
filed 2012-09-21
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2012.

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-03319

DGT HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

NEW YORK	13-1784308
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

c/o Steel Partners Holdings L.P., 590 Madison Avenue, 32nd floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 520-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant as of January 28, 2012 was $19,418,586.   Solely for the purposes of this calculation, shares held by directors and executive officers and by each person known by the Registrant to beneficially own 10% or more of the common stock of the Registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

As of September 17, 2012 there were 3,839,468 shares of the registrant’s common stock outstanding.

PART I

ITEM 1                   BUSINESS

DGT Holdings Corp., a New York corporation, was incorporated in 1954.  Prior to the sale of our Villa Sistemi Medicali S.p.A. subsidiary (“Villa”) and our power conversion business (the “Power Conversion Business” or “Power Conversion Group”) operated by our RFI Corporation subsidiary (“RFI”), we were a leader in developing, manufacturing and marketing medical and dental imaging systems and power conversion subsystems and components worldwide.  Our products included stationary and portable medical and dental diagnostic imaging systems and electronic systems and components such as electronic filters, transformers and capacitors.

DGT Holdings currently has a real estate business.  The Company’s business is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of the Company’s net operating losses.

The Company is headquartered in New York, New York.  The mailing address of our headquarters is c/o Steel Partners Holdings L.P., 590 Madison Avenue, 32nd Floor, New York, New York 10022 and our telephone number is (212) 520-2300.  Our website is www.dgtholdings.com.  Through the “SEC Filings” section of our website, we make our filings with the U.S. Securities and Exchange Commission (the “SEC”) available as soon as practicable after they are electronically filed with the SEC.  These include our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

On November 12, 2009, we sold our DynaRad product line and on November 24, 2009, we sold the remainder of our Del Medical U.S. business unit including our Del Medical and UNIVERSAL product lines.  On November 3, 2011, we sold Villa.  These businesses comprised the entire Medical Systems Group and are reported as discontinued operations.

On August 16, 2012, we sold our Power Conversion Business to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”), pursuant to the asset purchase agreement (the “Asset Purchase Agreement”), dated as of June 6, 2012, by and among UEDI, the Company and RFI.  The sale of the Power Conversion Business was subject to the approval of our shareholders, which approval was obtained at the special meeting of shareholders held on August 15, 2012.  The sale of the Power Conversion Business will be reported as a gain from discontinued operations in our quarterly report on Form 10-Q for the first quarter of fiscal year 2013.  Consequently, our historical financial statements may not be indicative of future results.

EMPLOYEES

As of July 28, 2012, we had 94 employees, all of whom were employed in our Power Conversion Group.  We believe that our employee relations are good and none of our employees are represented by a labor union.  Employment by functional area as of July 28, 2012, was as follows:

Executive	-
Administration and Finance	6
Manufacturing	74
Engineering	7
Sales and Marketing	7
Total	94

Following the sale of our Power Conversion Business, we currently do not have any employees .  We have a contract with SP Corporate Services, LLC (“SP Corporate Services”), a related party, for the services of our Chief Executive Officer and Chief Financial Officer.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

OPERATING SEGMENTS

The operating business that we report as a segment consists of the Power Conversion Group which was sold in the first quarter of fiscal year 2013.  Our consolidated financial statements include a non-operating segment which covers unallocated corporate costs and a building in Italy.  For the fiscal year ended July 28, 2012, two of our customers, DFAS and Raytheon Company, accounted for 10% or more of consolidated revenues.  None of our business segments were dependent upon a single customer or a few customers.

POWER CONVERSION GROUP

Our Power Conversion Group designed, manufactured, marketed and sold high voltage precision components and sub-assemblies and electronic noise suppression components for a variety of applications.  These products are utilized by original equipment manufacturers (“OEMs”) who build systems that are used in a broad range of markets.  Our products were sold under the following industry brands: RFI, Filtron, Sprague and Stanley.  This segment is comprised of electronic systems and components.

This segment designed and manufactured key electronic components such as transformers, magnetics, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications.  Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source.  Examples of systems that use our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems.

The Power Conversion Group provided subsystems and components which were used in the manufacture of medical electronics, military and industrial applications as follows:

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
CT Imaging
X-Ray

PRODUCTS

MILITARY APPLICATIONS – Through our relationships with many of the federal government’s top defense suppliers, such as Raytheon, Boeing, Lockheed Martin and Northrop Grumman, we supplied electronic components for various classified and unclassified programs including radar systems, guidance systems, weapons systems and communication electronics.

INDUSTRIAL APPLICATIONS – Our high voltage power components and EMI filters were used in many leading-edge high technology scientific and industrial applications by OEMs, universities and private research laboratories.  Some industrial applications using high voltage subsystems include DNA sequencing, molecular analysis, printed circuit board inspection, structural inspection, food and mail sterilization and semiconductor capital equipment.

MARKETING, SALES AND DISTRIBUTION

We marketed our Power Conversion Group products through in-house sales personnel, independent sales representatives in the U.S., and international agents in Europe, Asia, the Middle East, Canada and Australia.  Our sales representatives were compensated primarily on a commission basis and the international agents were compensated either on a commission basis or acted as independent distributors.  Our marketing efforts emphasized our ability to custom engineer products to optimal performance specifications.  We emphasized team selling where our sales representatives, engineers and management personnel all worked together to market our products.  We also marketed our products through catalogs and trade journals and participation in industry shows.  Sales of the Company’s products were typically on open account with 30 day terms.  New accounts were established with cash on delivery or cash in advance terms.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

The Power Conversion Group in most cases used two or more alternative sources of supply for each of its raw materials, which consisted primarily of electronic components and subassemblies, metal enclosures for its products and certain other materials.  In certain instances, however, the Power Conversion Group used a single source of supply when directed by a customer or by need.  In order to ensure the consistent quality of the Power Conversion Group’s products, the Company performed certain supplier evaluation and qualification procedures, and where possible, entered into strategic partnerships with its suppliers to assure a continuing supply of high quality critical components.

With respect to those items which were purchased from single sources, we believed that comparable items would be available in the event that there was a termination of our existing business relationships with any such supplier.

Actual experience could differ materially from this belief as a result of a number of factors, including the time required to locate an alternate source for the material.

The majority of the Power Conversion Group’s raw materials were purchased on open account from vendors pursuant to various individual or blanket purchase orders.  Procurement lead times were such that the Company was not required to hold significant amounts of inventory in order to meet customer demand.  The Company believed its sources of supply for the Power Conversion Group were adequate to meet its needs.

COMPETITION

Our Power Conversion Group competed with several small, privately owned suppliers of electronic systems and components.  From our perspective, competition was primarily based on each company’s design, service and technical capabilities, and secondarily on price.  Excluding the OEMs that manufacture their own components, based on market intelligence we gathered, we believed that we were among the top two or three in market share in supplying these products.

The markets for our products were subject to limited technological changes and gradually evolving industry requirements and standards.  We believed that these trends would continue into the foreseeable future.  Some of our current and potential competitors may have had substantially greater financial, marketing and other resources than we had.  As a result, they may have been able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we could.  Competition could increase if new companies entered the market or if existing competitors expanded their product lines or intensified efforts within existing product lines.  Although we believed that our products were more cost-effective than those of our primary competitors, certain competing products may have had other advantages which may have limited our market.

PRODUCT DEVELOPMENT

We had a well developed engineering and technical staff in our Power Conversion Group.  Our technical and scientific employees were generally employed in the engineering departments at our RFI business unit, and split their time, depending on business mix and their own technical background, between supporting existing production and development and research efforts for new product variations or new customer specifications.  Our products included transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications.  Noise suppression filters and components are used to help isolate and reduce the electromagnetic interference (commonly referred to as “noise”) among the different components in a system sharing the same power source.  Examples of systems that used our noise suppression products include aviation electronics, mobile and land-based telecommunication systems and missile guidance systems.

TRADEMARKS AND PATENTS

The majority of the Power Conversion Group’s products were based on technology that was not protected by patent or other rights.  Within the Power Conversion Group, certain of our products and brand names were protected by trademarks, both in the U.S. and internationally.

GOVERNMENT REGULATION

We were subject to various U.S. government guidelines and regulations relating to the qualification of our non-medical products for inclusion in government qualified product lists in order to be eligible to receive purchase orders from a government agency or for inclusion of a product in a system which would ultimately be used by a governmental agency.  We have had many years of experience in designing, testing and qualifying our products for sale to governmental agencies.  Certain government contracts were subject to cancellation rights at the government’s election.  We experienced no material termination of any government contract and are not aware of any pending terminations of government contracts.

SEASONALITY

Historically, revenue was typically lower during the first quarter of each fiscal year due to the shutdown of operations in our Bay Shore, New York facilities for part of August as a result of vacation schedules.

BACKLOG

Consolidated backlog for the Power Conversion Group at July 28, 2012 was $3.9 million versus backlog at July 30, 2011 of approximately $4.4 million.  As of July 28, 2012, we believed that substantially all of the backlog would result in shipments within the next 12 to 15 months.

GEOGRAPHIC AREAS

For further information about Geographic areas the Company operated in, as well as other segment related disclosures, refer to Note 10 of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

On November 24, 2009, we sold our Del Medical U.S. business unit.  On November 3, 2011, we sold Villa.  Both of these businesses comprised the entire Medical Systems Group and are reported as discontinued operations.  On August 16, 2012, we sold our Power Conversion Business.  The sale of the Power Conversion Business will be reported as a gain from discontinued operations in our quarterly report on Form 10-Q for the first quarter of fiscal year 2013.  Consequently, our historical financial statements may not be indicative of future results.

We have limited positive cash flows.

Following the sale of our Power Conversion Business, we no longer have substantial business operations and our incoming cash flows are currently limited to the following: (i) the lease of our facility in Milan, Italy, (ii) the lease of our facility in Bay Shore, New York, (iii) payments on an unsecured promissory note received in connection with sale of Villa, and (iv) any dividends that may be paid with respect to our investments in publicly-traded securities.

We will continue to incur operating expenses for SEC reporting, auditing and similar functions, as well as normal operating expenses associated with any ongoing business, such as management services, rent, annual taxes, filing fees, and the like.  Accordingly, in the absence of greater revenues, the Company may incur losses.

Failure to successfully identify and enter into a new line of business or identify possible acquisition candidates could cause our stock price to decline.

We are actively pursuing a new line of business operations and exploring all strategic alternatives to maximize shareholder value going forward, including deploying our assets in seeking business acquisition opportunities and other actions to redeploy our capital, while we manage our remaining operations. In relation to pursuing such strategic alternatives and new business acquisition opportunities, our stock price may decline due to any or all of the following potential occurrences:

•	we may not be able to identify a profitable new line of business or deploy successfully our resources to operate profitably in such line of business;

•	we may not be able to find suitable acquisition candidates or may not be able to acquire suitable candidates with our limited financial resources;

•	we may not be able to utilize our existing net operating losses (“NOLs”) to offset future earnings; and

•	we may have difficulty retaining our Board of Directors or attracting suitable qualified candidates should a current director resign.

There can be no assurance that we will be able to identify suitable acquisition candidates or business and investment opportunities.

We are exploring strategic alternatives and seeking to identify new business acquisition opportunities in which we may utilize our NOLs. There is no guarantee that we will be able to identify such new business acquisition opportunities or strategic alternatives in which we may redeploy our assets. If we are unable to identify new business opportunities or investments or acquire suitable acquisition candidate(s), our results of operations and stock price may suffer.

Our shareholders may be subject to the broad discretion of management.

We have limited operating assets, and our business strategy involves identifying new business and investment opportunities. Our shareholders may not have an opportunity to evaluate the specific merits or risks of any such proposed transactions or investments. As a result, our shareholders may be dependent on the broad discretion and judgment of management in connection with the application of our capital and the selection of acquisition or investment targets. There can be no assurance that determinations ultimately made by us will permit us to achieve profitable operations.

We will incur significant costs in connection with our evaluation of new business opportunities and suitable acquisition candidates.

Our management intends to identify, analyze and evaluate potential new business opportunities, including possible acquisition and merger candidates. We will incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate new business opportunity, or any acquisition opportunity, in the near term, or at all.

We will likely have no operating history in our new line of business, which is yet to be determined, and therefore we will be subject to the risks inherent in establishing a new business.

We have not identified what our new line or lines of business will be and, therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business, and it is possible that any company we may acquire will have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for us. The ultimate success of such new business cannot be assured.

We may be unable to realize the benefits of our NOLs.

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. Based on current income tax rates, our NOLs and other carry-forwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon our ability to comply with the rules relating to the use of NOLs and the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our NOLs will depend significantly on our success in identifying suitable new business opportunities and acquisition candidates that maximize our NOLs, and once identified, successfully becoming established in this new business line or consummating such an acquisition.

Additionally, if we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOLs, and our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code of 1986, as amended (the “Code”), may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced.

Depending on the nature of our business operations and assets, we cannot be certain that we will not be deemed a shell company under the federal securities laws.

Pursuant to Rule 405 of the Securities Act and Exchange Act Rule 12b-2, a shell company is defined as a registrant that has no or nominal operations, and either (a) no or nominal assets, (b) assets consisting solely of cash and cash equivalents, or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.  Depending on the nature of our business operations and assets following the sale of our Power Conversion Business, there is a chance that we may be deemed a “shell company” under the federal securities laws and regulations.  Applicable securities rules prohibit shell companies from using a Form S-8 registration statement to register securities pursuant to employee compensation plans and from utilizing Form S-3 for the registration of securities for so long as we would be a shell company and for 12 months thereafter.  Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.  To the extent that we acquire a business in the future, we would be required to file a current report on Form 8-K containing the financial and other information required in a registration statement on Form 10 within four business days following completion of such a transaction.  To the extent that we would be required to comply with additional disclosure because we would be a shell company, we might be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.  In addition, under Rule 144 of the Securities Act, a holder of restricted securities of a “shell company” is not allowed to resell their securities in reliance upon Rule 144.  Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 might make it more difficult for us to sell equity securities in the future and the inability to utilize registration statements on Forms S-8 and S-3 would likely increase our cost to register securities in the future.  Additionally, the loss of the use of Rule 144 and Forms S-3 and S-8 might make investments in our securities less attractive to investors and might make the offering and sale of our securities to employees, directors and others under compensatory arrangements more expensive and less attractive to recipients.

We may be deemed an investment company, which could impose on us burdensome compliance requirements and restrict our activities, which may make it difficult for us to complete future business combinations or acquisitions.

The Investment Company Act of 1940, as amended (the “Investment Company Act”), requires registration, as an investment company, of companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Generally, companies may be deemed investment companies under the Investment Company Act if they are viewed as engaging in the business of investing in securities or they own investment securities having a value exceeding 40% of certain assets. Following the sale of our Power Conversion Business and depending on our future activities and operations, we may become subject to the Investment Company Act. While Rule 3a-2 of the Investment Company Act provides an exemption that allows companies that may be deemed investment companies but that have a bona fide intent to engage primarily in a business other than that of investing in securities up to one year to engage in such other business activity, we may not qualify for this or any other exemption under the Investment Company Act. If we are deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•	restrictions on the nature of and custodial requirements for holding our investments; and

•	restrictions on our issuance of securities which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we become subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional costs and expenses. There can be no assurance that we will not be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act or that we will qualify for the exemption under Rule 3a-2 of the Investment Company Act.

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

We are exposed to fluctuations in currency exchange rates which could impact our financial condition.

The lease of our facility in Milan, Italy exposes us to foreign exchange rate fluctuations as the financial results are translated from Euros into U.S. dollars upon consolidation. If the U.S. dollar weakens against the Euro, the translation of such foreign currency denominated lease payments will result in increased revenue, operating expenses and net income. Similarly, if the U.S. dollar strengthens against the Euro, the translation of such payments will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations.

We may sustain losses in our investment portfolio.

A significant portion of our assets consists of investments in marketable securities that we hold as available-for-sale and we mark them to market. While there has been a decline in the trading values of certain of the securities in which we have invested, we have not recognized a material loss on our securities as the unrealized losses incurred were not deemed to be other-than-temporary. We expect to realize the full value of all our marketable securities upon maturity or sale, as we have the intent and ability to hold the securities until the full value is realized. However, we cannot provide any assurance that our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require us to record an impairment charge in the future that could adversely impact our financial results.

If the financial institutions that maintain our cash, cash equivalents and marketable securities experience financial difficulties, which is more likely in the current weakened state of the economy, our cash balances may be adversely impacted.

We maintain our cash, cash equivalents and marketable securities with certain financial institutions in which our balances exceed the limits that are insured by the Federal Deposit Insurance Corporation. If the underlying financial institutions fail or other adverse conditions occur in the financial markets, our cash balances may be impacted.

We are dependent on the release of funds from escrow accounts and are subject to potential indemnification claims.

In connection with the sale of the Power Conversion Business, a portion of the proceeds from the sale is being held in escrow to cover any potential net working capital adjustment and a portion is being held in escrow to serve as security for payments in satisfaction of certain of the Company’s and RFI’s indemnification obligations.  If EMS brings a claim pursuant to the Asset Purchase Agreement, such claim may first be against such escrow amounts, but could be brought in excess of such escrow amounts.  If such claim is proven successful, we may not receive the anticipated amount from the escrow accounts or may have to pay claims in excess of the escrow amounts directly from the Company, and the receipt of funds in the escrow accounts may be delayed pending the final outcome of any such claims.

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

There is a risk that our insurance will not be sufficient to protect us from product liability claims.

Our Medical Systems Group and Power Conversion Group businesses involved the risk of product liability claims inherent to the business.  We maintain product liability insurance subject to certain deductibles and exclusions.  There is a risk that our insurance will not be sufficient to protect us from product liability claims, or that product liability insurance will not be available to us at a reasonable cost, if at all.  An uninsured or underinsured claim could materially harm our operating results or financial condition.

We may face risks associated with handling hazardous materials and products.

Some of the research and development activity of our disposed businesses involved the controlled use of hazardous materials, such as toxic and carcinogenic chemicals.  Although we believe that our safety procedures for handling and disposing of such materials complied with the standards prescribed by federal, state and local regulations, it may not have been possible to completely eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident, we could be held liable for any resulting damages, and such liability could be extensive.

We were also subject to substantial regulation relating to occupational health and safety, environmental protection, hazardous substance control and waste management and disposal.  The failure to comply with such regulations could subject us to, among other things, fines and criminal liability.

We may issue a substantial amount of our Common Stock in the future which could cause dilution to our shareholders and otherwise adversely affect our stock price.

A key element of our business strategy is to make acquisitions. While we may make acquisition(s) in whole or in part with cash, as part of such strategy, we may issue additional shares of Common Stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of Common Stock as consideration, our existing shareholders’ equity interest may be diluted. Any such issuance will also increase the number of outstanding shares of Common Stock that will be eligible for sale in the future. Persons receiving shares of our Common Stock in connection with these acquisitions may be more likely to sell off their Common Stock, which may influence the price of our Common Stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our Common Stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

A significant number of our shares will be available for future sale and could depress the market price of our stock.

As of July 28, 2012, an aggregate of 3,839,468 shares of our Common Stock were issued and outstanding.  In addition, as of July 28, 2012, there were outstanding options to purchase 184,008 shares of our Common Stock, 124,108 of which were fully vested.

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

The experiences of other small companies indicate that the market price for our Common Stock could be highly volatile.  Many factors could cause the market price of our Common Stock to fluctuate substantially, including:

•	future announcements concerning us, our competitors or other companies with whom we have business relationships;

•	changes in government regulations applicable to our business;

•	overall volatility of the stock market and general economic conditions;

•	changes in the value of our securities or real estate holdings;

•	changes in our earnings estimates or recommendations by analysts; and

•	changes in our operating results from quarter to quarter.

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

ITEM 1B               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2                 PROPERTIES

The following is a list of our principal properties.  The property held by RFI Corporation was previously used in our Power Conversion Group and is currently leased to EMS, subject to a five year lease cancellable with 30 days notice.  The property held by Villa Immobiliare Srl was previously used in our Medical Systems Group and is currently leased to Villa, subject to a six year lease, with a six year renewal option.

SUBSIDIARY	LOCATION	APPROX. FLOOR AREA IN SQ. FT.	PRINCIPAL USES	OWNED/LEASED (EXPIRATION DATE IF LEASED)
RFI Corporation	Bay Shore, NY	55,000	Rental	Owned (1)
Villa Immobiliare Srl	Milan, Italy	67,000	Rental	Owned

(1)	On September 1, 2010, RFI entered into a mortgage on this property in favor of People’s Bank in the amount of $2.5 million payable over 10 years at an annual rate of interest of 4.9%.

ITEM 3                 LEGAL PROCEEDINGS

From time to time, the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions arising from the normal course of business.  In the opinion of management, such legal actions are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4                 MINE SAFETY DISCLOSURES

Not applicable.

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

As of September 17, 2012, there were approximately 385 holders of record of our Common Stock.  The following table shows the high and low sales prices per share of our Common Stock for the past eight quarters, as reported by the over the counter market.

FISCAL PERIOD	HIGH*	LOW*
FISCAL 2012
First Quarter	$10.00	$7.13
Second Quarter	11.00	9.00
Third Quarter	11.00	9.00
Fourth Quarter	11.00	8.51
FISCAL 2011*
First Quarter	$12.50	$6.00
Second Quarter	11.99	7.13
Third Quarter	11.88	9.00
Fourth Quarter	9.50	6.00

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

ITEM 6                   SELECTED FINANCIAL DATA

The selected income statement data presented for the fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010 and the balance sheet data as of July 28, 2012 and July 30, 2011 have been derived from our audited financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.  The income statement data for the years ended August 1, 2009 and August 2, 2008, and the balance sheet data as of July 31, 2010, August 1, 2009 and August 2, 2008 have been derived from audited financial statements not included herein.

On November 12, 2009, we sold our DynaRad product line and on November 24, 2009, we sold the remainder of our Del Medical U.S. business unit including our Del Medical and UNIVERSAL product lines.  On November 3, 2011, we sold Villa.  These businesses comprised the entire Medical Systems Group and are reported as discontinued operations.  The sale of the Power Conversion Business occurred on August 16, 2012 and will be reported as a gain from discontinued operations in our quarterly report on Form 10-Q for the first quarter of fiscal year 2013.

This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

	FISCAL YEARS ENDED
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	JULY 28, 2012	JULY 30, 2011	JULY 31, 2010	AUGUST 1, 2009	AUGUST 2, 2008

INCOME STATEMENT DATA:

Net sales	$11,438	$10,783	$12,473	$11,952	$13,254
Gross margin	3,612	2,913	4,363	4,661	6,120

Selling, general and administrative	6,409	4,294	3,671	3,542	4,012
Research and development	161	103	102	57	60
Litigation settlement costs	-	-	-	2,536	-
Operating income (loss)	(2,958)	(1,484)	590	(1,474)	2,048
Provision for income taxes	91	183	(25)	44	-
Income (loss) from continuing operation	(2,951)	(1,694)	532	(1,591)	2,127
Discontinued operation, net of taxes	8,067	2,824	(1,344)	(2,537)	850
Net income (loss)	5,116	1,130	(812)	(4,128)	2,977

Net income (loss) per share – Basic
Continuing operations	$(0.77)	$(0.56)	$0.29	$(0.85)	$1.10
Discontinued operation	2.10	0.93	(0.74)	(1.37)	0.44
Net income (loss) per basic share	$1.33	$0.37	$(0.45)	$(2.22)	$1.54

Net income (loss) per share – Diluted
Continuing operations	$(0.77)	$(0.56)	$0.29	$(0.85)	$1.08
Discontinued operation	2.10	0.93	(0.74)	(1.37)	.43
Net income (loss) per diluted share	$1.33	$0.37	$(0.45)	$(2.22)	$1.51
Weighted average shares outstanding – Basic	3,847	3,046	1,817	1,863	1,936
Weighted average shares outstanding – Diluted	3,847	3,047	1,817	1,863	1,972
BALANCE SHEET DATA:
Working capital	$45,193	$38,147	$17,411	$22,061	$31,204
Total assets	52,297	63,881	39,029	55,262	66,353
Long-term debt and subordinated note	2,278	2,355	95	2,385	4,504
Shareholders’ equity	47,015	44,298	25,777	28,628	36,163

 NOTE:  Earnings per share and shares outstanding have been adjusted for 1 for 50 and 4 for 1 stock splits effective January 6, 2011. See Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data.”

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

OVERVIEW

Prior the sale of our Villa Sistemi Medicali S.p.A. subsidiary (“Villa”) and our power conversion business (the “Power Conversion Business” or “Power Conversion Group”) operated by our RFI Corporation subsidiary (“RFI”), we were a leader in developing, manufacturing and marketing medical and dental imaging systems and power conversion subsystems and components worldwide.  Our products included stationary and portable medical and dental diagnostic imaging systems and electronic systems and components such as electronic filters, transformers and capacitors.

On November 12, 2009, we sold our DynaRad product line and on November 24, 2009, we sold the remainder of our Del Medical U.S. business unit including our Del Medical and UNIVERSAL product lines.  On November 3, 2011, we sold Villa.  These businesses comprised the entire Medical Systems Group and are reported as discontinued operations in the financial statements of the Company and prior periods have been restated.  See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data.”

On August 16, 2012, we sold our Power Conversion Business to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”), pursuant to the asset purchase agreement (the “Asset Purchase Agreement”), dated as of June 6, 2012, by and among UEDI, the Company and RFI.  The sale of the Power Conversion Business was subject to the approval of our shareholders, which approval was obtained at the special meeting of shareholders held on August 15, 2012.  In consideration for the sale of the Power Conversion Business, EMS paid an aggregate of $12,500 in cash.  $1,250 of such amount is being held in escrow to serve as security for payments in satisfaction of certain of the Company’s and RFI’s indemnification obligations and $237 is being held in escrow to cover any potential net working capital adjustment.  The sale of the Power Conversion Business will be reported as a gain from discontinued operations in our quarterly report on Form 10-Q for the first quarter of fiscal year 2013.  See Note 16 of Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data.”  Consequently, our historical financial statements may not be indicative of future results.

The Company currently has a real estate business.  The Company’s business is expected to consist primarily of capital redeployment and identification of new, profitable operations where it can utilize its existing working capital and maximize the use of the Company’s net operating losses.

CRITICAL ACCOUNTING POLICIES

Complete descriptions of significant accounting policies are outlined in Note 1 of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Within these policies, we have identified the accounting for revenue recognition, deferred income taxes, the allowance for obsolete and excess inventory and goodwill as having been critical accounting policies due to the significant amount of estimates involved.  In addition, for interim periods, we have identified the valuation of finished goods inventory as being critical due to the amount of estimates involved.

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

DEFERRED INCOME TAXES

The Company accounts for deferred income taxes in accordance with Accounting Standards Codification (“ASC”) 740 “Income Taxes” whereby we recognize deferred income tax assets and liabilities for temporary differences between financial reporting basis and income tax reporting basis and for tax credit carry forwards.

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

During fiscal years 2012, 2011 and 2010, the Company’s discontinued foreign tax reporting entity was profitable and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets.  As of July 28, 2012, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax assets.

The Company follows the provisions of ASC 740-10-25, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) with respect to uncertain tax positions.  The guidance specifies how tax benefits for uncertain tax positions are to be measured, recognized and disclosed in the financial statements.  The Company recognizes penalties and interest, if any, related to the unrecognized tax obligations as a tax provision expense.

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

VALUATION OF FINISHED GOODS INVENTORIES

In addition, we use certain estimates in determining interim operating results.  The most significant estimates in interim reporting relate to the valuation of finished goods inventories.  For certain subsidiaries, for interim periods, we estimate the amount of labor and overhead costs related to finished goods inventories.  These estimates are revised based on actual results at year end.  As of July 28, 2012, finished goods represented 8.3% of the gross carrying value of our total gross inventory.  We believe the estimation methodologies used are appropriate and are consistently applied.

GOODWILL

The Company’s goodwill was subject to, at a minimum, an annual fourth fiscal quarter impairment assessment of its carrying value.  Goodwill impairment was deemed to exist if the net book value of a reporting unit exceeded its estimated fair value.  Estimated fair values of the reporting units were estimated using an earnings model and a discounted cash flow valuation model.  The discounted cash flow model incorporated the Company’s estimates of future cash flows, future growth rates and management’s judgment regarding the applicable discount rates used to discount those estimated cash flows.

The Company’s fiscal 2011 impairment assessment on its Villa reporting unit did not suggest impairment.  The assets of Villa were sold at a gain of $6,837.

CONSOLIDATED RESULTS OF OPERATIONS

FISCAL 2012 COMPARED TO FISCAL 2011

The following table summarizes key indicators of consolidated results of operations:

	Year Ended
	July 28, 2012	July 30, 2011
Sales	$11,438	$10,783

Gross margin as a percentage of sales	31.6%	27.0%
Total operating expenses	$6,570	$4,397
Loss from continuing operations	$(2,951)	$(1,694)
Diluted loss per share from continuing operations	$(0.77)	$(0.56)

Consolidated net sales of $11,438 for fiscal 2012 reflect a 6.1% increase from fiscal 2011 net sales of $10,783.

Backlog was $3,890 at July 28, 2012 compared to $4,360 at the beginning of the fiscal year.  Substantially all of the backlog should result in shipments within the next 12 to 15 months.

Consolidated gross margin increased to 31.6% of sales for fiscal 2012 from 27.0% of sales in fiscal 2011.  Process improvements affecting material utilization attributed to increased margins and reduced material variances during fiscal 2012.  Additionally, the comparable prior year margin was adversely impacted by unfavorable product mix and increased reserves for excess inventory.

Total operating expenses increased $2,173 to $6,570 in fiscal 2012 from $4,397 for the prior year as a result of increased legal expenses related to the sale of the Power Conversion Group, as well as increased compensation costs and restricted stock grants.

The following table summarizes the key changes in operating expenses for fiscal 2012 from the prior year:

Year Ended
July 28, 2012
Research and development	$58
Selling, general and administrative	2,115
Change in total operating expenses	$2,173

Operating loss for fiscal year 2012 was $2,958 compared to an operating loss of $1,484 in the prior year, primarily as a result of the legal and compensation costs discussed above.

The discontinued operations had net income of $1,230 during fiscal year 2012 on sales of $16,714 compared to net income of $2,824 on sales of $57,138 in fiscal 2011.  The Villa subsidiary was sold on November 3, 2011 and the fiscal 2012 results only include four months of activity compared to the full year in the prior year.  The prior fiscal year first quarter sales included unusually high volume that was not repeated in fiscal 2012.

A net gain on the sale of Villa of $6,837 was recognized in fiscal 2012.

The Company recorded net income of $5,116 or $1.33 per basic share in fiscal 2012, compared to net income of $1,130 or $.37 per basic share (as adjusted to reflect stock splits) in the prior fiscal year.

FISCAL 2011 COMPARED TO FISCAL 2010

The following table summarizes key indicators of consolidated results of operations:

	Year Ended
	July 30, 2011	July 31, 2010
Sales	$10,783	$12,473

Gross margin as a percentage of sales	27.0%	35.0%
Total operating expenses	$4,397	$3,773
Income (loss) from continuing operations	$(1,694)	$532
Diluted income (loss) per share from continuing operations	$(0.56)	$0.29

Consolidated net sales of $10,783 for fiscal 2011 reflect a 13.6% decrease from fiscal 2010 net sales of $12,473 as a result of a decline in customer orders.

Consolidated gross margin decreased to 27.0% of sales for fiscal 2011 from 35.0% of sales in fiscal 2010 due to an increase in inventory reserves of approximately $500 and to higher employee costs, consisting primarily of medical insurance expense in fiscal 2011.

Total operating expenses increased $624 to $4,397 in fiscal 2011 from $3,773 for the prior year.

The following table summarizes the key changes in operating expenses for fiscal 2011 from the prior year:

Year Ended
July 30, 2011

Research and development	$1
Selling, general and administrative	623
Change in total operating expenses	$624

Operating loss for fiscal year 2011 was $1,484 compared to operating income of $590 in the comparable prior year period.  The Power Conversion Group generated operating income of $116, compared to operating income of $1,826 in the prior year.  The decrease was due to additional inventory reserves and higher employee costs, as explained above.  Unallocated corporate expenses for fiscal 2011 totaled $1,600 as compared to $1,236 in the prior year.

On a consolidated basis in fiscal 2011, the Company recorded an income tax provision of $183 related to tax on a dividend from Villa compared to $25 income tax benefit recorded in fiscal 2010.  The Company has not provided for any income tax benefits related to the U.S. pretax losses in fiscal 2011 or 2010 due to uncertainty regarding the realizability of its U.S. net operating loss carry forwards, as explained in Critical Accounting Policies above.

The discontinued operations for Del Medical Imaging had a loss of $3,157 in fiscal 2010 which reflects a $1,262 million loss from operations on sales of $5,377, $1,895 loss on the sale from the write-down of assets to net realizable value and severance and related expenses.

The discontinued operations for Villa had net income of $2,824 in fiscal 2011 on sales of $57,138 compared to net income of $1,813 in fiscal 2010 on sales of $43,695.

The Company recorded net income of $1,130 or $0.37 per basic share in fiscal 2011, compared to net loss of $812 or $.45 per basic share (as adjusted to reflect stock splits) in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital include, but are not limited to, cash on hand, cash flow from operations and short-term credit facilities.  We believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.

FISCAL 2012 COMPARED TO FISCAL 2011

Working Capital — At July 28, 2012 and July 30, 2011, our working capital was approximately $45,193 and $38,147, respectively.  The increase in working capital for fiscal 2012 as compared to fiscal 2011 related primarily to the net proceeds from the sale of Villa of $22,194 during the second quarter of fiscal 2012.  At July 28, 2012 and July 30, 2011, the Company had $44,956 and $23,629 in cash and cash equivalents and marketable securities, respectively.  This increase is due to the proceeds from the sale of Villa during fiscal 2012.

On October 13, 2010, following approval by shareholders at a special meeting, the Company filed with the New York Secretary of State an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Company from 50,000,000 to 100,000,000.

The Company completed its rights offering in December 2010 and raised $14,340, net of expenses of the offering.

The following is a summary of the Company’s cash flows:

	Year Ended
	July 28, 2012	July 30, 2011
Net cash provided by operating activities	$262	$5,009
Net cash provided by (used in) investing activities	17,323	(310)
Net cash provided by (used in) financing activities	(2,866)	14,294
Effect of exchange rate changes on cash	(179)	649
Net increase (decrease) in cash and cash equivalents	14,540	19,642
Cash and cash equivalents at beginning of year	23,629	3,987
Cash and cash equivalents at end of period	$38,169	$23,629

Cash Flows from Operating Activities – The significant decrease in fiscal 2012 was primarily due to that year incurring a net loss from continuing operations of $2,951 excluding non-cash items, while 2011 included $1,694 of net income from continuing operations excluding non-cash items.

Cash Flows from Investing Activities – The Company had proceeds of $22,194 from the sale of Villa during fiscal 2012, offset by the purchase of marketable securities of $4,796.  The prior year activity included $310 of capital expenditures, primarily for the discontinued operations.

Cash Flows from Financing Activities – In connection with the sale of Villa, the Company amended its mortgage loan agreement and agreed to pledge to People’s United Bank a certificate of deposit in the amount of $2,425.  The amendment and pledge arrangement were made in consideration for the waiver of certain loan agreement covenants that the Company would not have been able to satisfy as a result of the sale of Villa.  During fiscal year 2012, the Company also paid $253 to repurchase shares of its Common Stock.  During the fiscal year ended July 30, 2011, the Company completed a Rights Offering which provided $14,340, net of expenses.  The Company also received proceeds of $2,500 for a mortgage on its Bay Shore, NY facility.  In addition, for discontinued operations, approximately $2,474 of long-term debt was repaid, including the $1,117 for the purchase price of the manufacturing facility in Milan, Italy at the conclusion of its lease in April 2011.

The following table summarizes our contractual obligations, including debt and operating leases at July 28, 2012:

OBLIGATIONS	TOTAL	WITHIN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Long-term debt obligations	$2,360	$82	$177	$2,101	$-
Interest	350	115	217	18	-
Total contractual cash obligations	$2,710	$197	$394	$2,119	$-

In addition, the Company is contingently liable for the operating lease for the facility related to the Del Medical discontinued operation.  The payments are $11 thousand per month through May 31, 2013.

FISCAL 2011 COMPARED TO FISCAL 2010

Working Capital — At July 30, 2011 and July 31, 2010, our working capital was approximately $38,147 and $17,411, respectively.  The increase in working capital for fiscal 2011 as compared to fiscal 2010 related primarily to the proceeds from the rights offering during the second quarter of fiscal 2011, as well as the mortgage on the property in Bay Shore, NY.  At July 30, 2011 and July 31, 2010, the Company had $23,629 and $3,987 in cash and cash equivalents, respectively.  This increase is due to the rights offering and mortgage proceeds and increases in accounts payable and accrued expenses, offset by increases in our receivables as a result of the increase in sales in discontinued operations.

The following is a summary of the Company’s cash flows:

	Year Ended
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

Cash Flows from Operating Activities — For the year ended July 30, 2011, the Company provided $5,009 of cash from operations, compared to $6,205 in the prior fiscal year.  The decrease is largely due to an increase in trade accounts payable and accrued expenses, offset by increases in receivables and inventories in the discontinued operations.

Cash Flows from Investing Activities – The Company made $52 in facility improvements and capital equipment expenditures for the fiscal year ended July 30, 2011, compared to $568 in the prior fiscal year period.  Discontinued operations had capital expenditures of $258 in fiscal 2011 compared to $280 in the prior year period.

Cash Flows from Financing Activities – During the year ended July 31, 2011, the Company completed a Rights Offering which provided $14,340, net of expenses.  The Company also received proceeds of $2,500 for a mortgage on its Bay Shore, NY facility.  In addition, $2,474 of long-term debt related to discontinued operations was repaid, including the $1,117 for the purchase price of the manufacturing facility in Milan, Italy at the conclusion of its lease in April 2011.  During the year ended July 31, 2010, the Company repaid $7,400 of indebtedness on its revolving loan agreement and $1,566 of long term debt in discontinued operations.

OFF BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

The Company has not had any investments in unconsolidated variable interest entities or other off balance sheet arrangements during any of the periods presented in this Annual Report on Form 10-K.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the FASB or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements.  For a discussion of new accounting pronouncements, see Note 1 of Notes to Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 7A                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes.  We do, however, recognize market risk from interest rate and foreign currency exchange exposure.

INTEREST RATE RISK

Our mortgage is at a fixed rate for the first five years and is not affected by fluctuations in interest rates during those years.  See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  Based on the balances as of July 28, 2012, an increase of 1/2 of 1% in interest rates would be immaterial.  There is no assurance that interest rates will increase or decrease over the next fiscal year.  Because we believe this risk is not material, we do not undertake any specific steps to reduce or eliminate this risk.

FOREIGN CURRENCY RISK

The financial statements of Villa Immobiliare are denominated in Euros.  Having a portion of our future income denominated in Euros exposes us to market risk with respect to fluctuations in the U.S. dollar value of future Euro earnings.  A 5% decline in the value of the Euro in fiscal 2012, for example, would have decreased our consolidated income from continuing operations before income taxes by less than $10,000 (due to the reduction in the U.S. dollar value of Villa Immobiliare’s operating income).

EQUITY PRICES

We are exposed to the market risk of changes in the equity prices of our investments in marketable securities.  The changes in the fair value of the investments that we accounted for as changes in available for sale securities are recorded in Other Comprehensive Income.  See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the cost, gross gains and losses and fair market values of these investments at July 28, 2012.

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

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A                CONTROLS AND PROCEDURES

 (a)           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including John J. Quicke, Chief Executive Officer, and Mark A. Zorko, Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Exchange Act, as of the end of the period covered by this Annual Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 28, 2012, the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 28, 2012.

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

(c)           CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal year ended July 28, 2012 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B                OTHER INFORMATION

None.

PART III

ITEM 10                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of each director and executive officer of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each, are set forth below:

Name	Age	All Offices with the Company	Director Since
Jack L. Howard	50	Chairman of the Board and Director	2011
General Merrill A. McPeak	76	Director	2005
James A. Risher	69	Director, Former President and Chief Executive Officer	2005
			Officer Since
John J. Quicke	63	President and Chief Executive Officer, Director	2009 (Director since 2009)
Mark A. Zorko	60	Chief Financial Officer and Secretary	2006
Leonard J. McGill	54	Vice President and General Counsel	2012

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

Jack L. Howard has been a member of the Company’s Board of Directors since September 2011.  Mr. Howard has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989.  Mr. Howard has served as the President of Steel Partners Holdings GP Inc. (“Steel Holdings GP”), the general partner of Steel Partners Holdings L.P. (“Steel Holdings”), a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests and has significant interests in leading companies in various industries, including diversified industrial products, energy, defense, banking, insurance, food products and services, oilfield services, sports, training, education, and the entertainment and lifestyle industries, since July 2009 and has served as a director of Steel Holdings GP since October 2011.  He also served as the Assistant Secretary of Steel Holdings GP from July 2009 to September 2011 and as Secretary from September 2011 to January 2012.  He is the President of Steel Partners LLC (“Steel Partners”), a subsidiary of Steel Holdings, and has been associated with Steel Partners and its affiliates since 1993.  Mr. Howard co-founded Steel Partners II, L.P., a private investment partnership that is now a wholly-owned subsidiary of Steel Holdings, in 1993.  He has served as a director of Handy & Harman Ltd. (“HNH”), a diversified industrial products manufacturing company, since July 2005.  He has been a director of Steel Excel Inc. (“Steel Excel”), a company whose business is expected to consist primarily of capital redeployment and identification of new, profitable operations in the sports, training, education, entertainment and lifestyle businesses, since December 2007.  Mr. Howard served as Chairman of the Board of a predecessor entity of Steel Holdings from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of Steel Holdings’ predecessor entity.  Mr. Howard served as a director of SP Acquisition Holdings, Inc. (“SPAH”), a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until June 2007, and was Vice-Chairman from February 2007 until August 2007.  He also served as Chief Operating Officer and Secretary of SPAH from June 2007 and February 2007, respectively, until October 2009.  He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.  As a result of these and other professional experiences, Mr. Howard is qualified to serve as a member of the Board due to his financial expertise and record of success as a director, chairman and top-level executive officer of numerous public companies.

General Merrill A. McPeak has been a member of our Board of Directors since April 27, 2005. From October 1990 until October 1994, he was Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff.  During this period, he was the senior officer responsible for organization, training and equipage of a combined active duty, National Guard, Reserve and civilian work force of over 850,000 people serving at 1,300 locations in the United States and abroad.  As a member of the Joint Chiefs of Staff, he and the other service chiefs were military advisors to the Secretary of Defense, the National Security Council and the President of the United States. Following retirement from active service, General McPeak began a second career in business. Since 1995, General McPeak has been President of McPeak and Associates, a management consulting firm that is active as an investor, advisor and director of early development stage companies. A subsidiary, Lost Wingman Press, recently published Hangar Flying, book one of a planned three-volume memoir. General McPeak has long service as a director of public companies, including Tektronix, Inc. and Trans World Airlines, Inc. He was for several years Chairman of ECC International Corp. His current public company directorships include Genesis Biopharma (since 2011), focused on immunology for treatment of Stage IV metastatic melanoma, Derycz Scientific (since 2010), publishing and distributing scientific journal articles, and Miller Energy Resources (since 2010), engaged in oil and gas exploration and production. He previously served as a director of Mosquito Consolidated Gold (Chairman, 2011-2012), Point Blank Solutions, Inc. (2008-2011), MathStar, Inc. (2005-2010), QPC Lasers (Vice Chairman, 2006-2009), and Gigabeam Corp. (2004-2009).  From 2003 to 2012, General McPeak was Chairman of Ethicspoint, Inc., a Portland, Oregon-based startup that became a leading provider of risk management and compliance software-as-a-service. In February 2012, Ethicspoint was bought by a private equity firm, merged with other companies and rebranded as NAVEX Global. General McPeak remains a board member of NAVEX Global. He also currently serves as Chairman of Coast Plating, Inc., a Los Angeles-based, privately held provider of metal processing and finishing services, primarily to the aerospace industry.  General McPeak received a Bachelor of Arts degree in economics from San Diego State College and a Master of Science degree in international relations from George Washington University. In 1992, San Diego State University honored General McPeak with its first ever Lifetime Achievement Award. In 1995, George Washington University gave him its Distinguished Alumni Award, the “George.” He was among the initial seven inductees to the Oregon Aviation Hall of Honor. He is a member of the Council on Foreign Relations, New York City. In 2008 and 2009, General McPeak was a national co-chairman of Obama for President. In 2011, he became Chairman of the American Battle Monuments Commission, the federal agency that oversees care and maintenance of 24 cemeteries abroad that constitute the final resting place for almost 125,000 American war dead.  General McPeak brings to the Board extensive experience in management consulting and a successful military career, including his position as Chief of Staff of the U.S. Air Force and a member of the Joint Chiefs of Staff.

James A. Risher has been a member of the Company’s Board of Directors since April 27, 2005.  On August 31, 2006, Mr. Risher became the President and CEO of the Company.  On August 28, 2009, Mr. Risher resigned from his position as President and Chief Executive Officer of the Company effective August 31, 2009.  Mr. Risher continues to serve as a director of the Company.  Mr. Risher has been the Managing Partner of Lumina Group, LLC, a private company engaged in the business of consulting and investing in small and mid-size companies, since 1998.  From February 2001 to May 2002, Mr. Risher served as Chairman and Chief Executive Officer of BlueStar Battery Systems International, Inc., a Canadian public company that is an e-commerce distributor of electrical and electronic products to selected automotive aftermarket segments and targeted industrial markets.  From 1986 to 1998, Mr. Risher served as a director, Chief Executive Officer and President of Exide Electronics Group, Inc. (“Exide”), a global leader in the uninterruptible power supply industry.  He also served as Chairman of Exide from December 1997 to July 1998.  Mr. Risher has also been a director of SL Industries, Inc., a designer, manufacturer and marketer of power electronics, motion control, power protection and specialized communication equipment, since May 2003 and was a director of New Century Equity Holdings Corp., a holding company seeking to acquire a new business, from October 2004 to January 2010. As a former President and CEO of the Company and with previous experience in the management of several companies, Mr. Risher provides the Board of Directors with intimate knowledge of the Company and the industries in which it operates.

John J. Quicke was appointed as the Company’s President and Chief Executive Officer on September 1, 2009 and a member of the Company’s Board of Directors on September 17, 2009.  Mr. Quicke is a Managing Director and operating partner of Steel Partners.  Mr. Quicke has been associated with Steel Partners and its affiliates since September 2005.  He has served as a director of Rowan Companies, Inc., an offshore contract drilling company, since January 2009.  He has served as a director of Steel Excel since December 2007 and as the Interim President and Chief Executive Officer since January 2010.  He has also served as the Chief Executive Officer of Sun Well Service, Inc. (“Sun Well”), a subsidiary of Steel Excel and provider of premium well services to oil and gas exploration and production companies operating in the Williston Basin in North Dakota and Montana, since February 2011.  He served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008.  Mr. Quicke also served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007.  He served as a director of HNH from July 2005 to December 2010.  Mr. Quicke continues to serve as a Vice President of HNH, a position he has held since July 2005.  He served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and as Vice Chairman and Executive Officer of Sequa Corporation from March 2004 to March 2005.  As Vice Chairman and Executive Officer of Sequa Corporation, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company.  Mr. Quicke brings to the Board of Directors significant managerial experience and technical expertise, having served in senior management positions and as a director of several public companies, in addition to being a Certified Public Accountant and member of the AICPA.

Mark A. Zorko has served as our Chief Financial Officer since August 30, 2006.  Mr. Zorko has been employed by SP Corporate Services, LLC (“SP Corporate Services”), an affiliate of Steel Holdings that provides financial and reporting personnel, as well as other services to companies, since October 2011.  Mr. Zorko has been the Chief Financial Officer of Steel Excel since October 2011 and the Interim Chief Financial Officer of Steel Excel since August 2011.  Mr. Zorko has served as the President and Chief Executive Officer of Well Services Ltd., a subsidiary of Steel Excel, for an interim period during 2012.  From 2000 to 2010, he was a CFO Partner at Tatum, LLC, a professional services firm where he has held CFO positions with public and private client companies.  From 1996 to 1999, Mr. Zorko was Chief Financial Officer and Chief Information Officer for Network Services Co., a privately held distribution company.  His prior experience includes Vice President, Chief Financial Officer and Secretary of Comptronix Corporation, a publicly held electronic system manufacturing company, corporate controller for Zenith Data Systems Corporation, a computer manufacturing and retail electronics company, and finance manager positions with Honeywell, Inc.  Mr. Zorko was a senior staff consultant with Arthur Andersen & Co.  Mr. Zorko served in the Marine Corps. from 1970 to 1973.  He is on the Board of Directors and chairman of the Audit Committee of MFRI, Inc., a publicly held company engaged in the manufacture and sale of piping systems, filtration products, industrial process cooling equipment and the installation of HVAC systems.  Mr. Zorko is on the audit committee for Opportunity Int’l, a microfinance bank, and on the Finance Committee for the Alexian Brothers Health System.  Mr. Zorko earned a BS degree in Accounting from The Ohio State University, an MBA from the University of Minnesota, and completed the FEI’s Chief Financial Officer program at Harvard University.  He is a Certified Public Accountant and a member of the National Association of Corporate Directors.

Leonard J. McGill was appointed as the Company’s Vice President and General Counsel on August 29, 2012.  Mr. McGill joined Steel Partners in November 2011 and has been the Senior Vice President, General Counsel and Secretary of Steel Holdings GP since January 2012.  He has been the Senior Vice President, Chief Legal Officer and Assistant Secretary of HNH since January 2012.  From May 2010 to October 2011, Mr. McGill was Senior Vice President, Secretary and General Counsel of Ameron International Corporation, a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets, and from 2002 to 2010 was with Fleetwood Enterprises, Inc., a producer and distributor of recreational vehicles and manufactured housing, where he was Senior Vice President, General Counsel and Secretary.  Fleetwood filed for Chapter 11 bankruptcy protection in March 2009.  Prior to joining Fleetwood, Mr. McGill was of counsel to the international law firm of Gibson Dunn & Crutcher LLP.  He is a graduate of the Georgetown University Law Center.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS: IDENTIFICATION OF AUDIT COMMITTEE FINANCIAL EXPERT.

The Board of Directors has a standing Audit Committee, the current member of which is General Merrill McPeak.   Although the Company is currently not listed on any exchange, General McPeak is considered to be an “independent director” as defined in Rule 5605 of the Marketplace Rules of the NASDAQ Stock Market.  The Board of Directors has determined that it does not have an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K serving on its Audit Committee.  The Board believes that an audit committee financial expert is not necessary as the Audit Committee has the power and authority to engage outside experts as it deems appropriate to provide it with advice on matters related to its responsibilities.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Principal Executive Officer and Principal Financial and Accounting Officer.  The Company’s Code of Business Conduct and Ethics is posted on the Company’s website, www.dgtholdings.com .  Any person may obtain a copy of the Code of Business Conduct and Ethics, without charge, by writing to DGT Holdings Corp., c/o Steel Partners Holdings L.P., 590 Madison Avenue, 32nd Floor, New York, New York 10022, Attn: Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended July 28, 2012, there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders.

ITEM 11                 EXECUTIVE COMPENSATION

ELEMENTS OF COMPENSATION

1.  MANAGEMENT SERVICES AGREEMENT AND BASE SALARY

Effective September 1, 2009 until October 1, 2011, we paid SP Corporate Services $30,000 per month for the services of John J. Quicke, our President and CEO, pursuant to the Management Services Agreement, effective as of September 1, 2009 (the “Services Agreement”) between the Company and SP Corporate Services.  On October 1, 2011, the Company and SP Corporate Services entered into Amendment No. 1 to the Services Agreement to, among other things, provide for the services of Mark A. Zorko, the Chief Financial Officer and Secretary of the Company, and increase the monthly payment amount to $48,000.  Additionally, the Company reimburses SP Corporate Services, Mr. Quicke, and Mr. Zorko for certain expenses, including but not limited to reasonable and necessary business expenses incurred on behalf of the Company.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Prior the amendment to the Services Agreement, Mr. Zorko was compensated pursuant to the Zorko Employment Agreement, as described below.  The Services Agreement and base salaries are reviewed annually by the Compensation Committee (the “Committee”), but are not automatically increased annually.  The base salary for our former CEO and the former base salary of our CFO are set forth in their employment agreements, which are described in more detail below.

2.  ANNUAL CASH BONUSES

The purpose of the annual cash bonus is to provide a competitive annual cash incentive opportunity that rewards both the Company’s performance toward corporate goals and objectives and also individual achievements.  The annual bonus is a short-term annual incentive paid in cash pursuant to arrangements that cover all executive officers, including the CEO and CFO, and provide that a bonus will be paid upon achieving the Company’s annual budget goals.  For fiscal year 2011, the Committee determined that bonuses would be paid out upon the achievement of improvement of revenue and operating income as compared to fiscal year 2011 business plan with targets set for the CEO and CFO of 70% and 45% of their annual base salary respectively.  Incentive targets for fiscal year 2011 were partially achieved and as a result, the CEO and CFO received an annual bonus.  For fiscal year 2012, the Committee determined that discretionary cash bonuses be paid in the amount of $500,000 to Mr. Quicke and $100,000 to Mr. Zorko in recognition of their performance.

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

For the fiscal year ended July 28, 2012, under the terms of the 2007 Plan, the Company did not make any stock option or restricted stock grants to (a) John J. Quicke or (b) Mark A. Zorko.

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

Mr. Quicke received no perquisites during fiscal year 2012 and Mr. Zorko received a car allowance equal to $1,150 in value during fiscal year 2012.

The Role of Shareholder Say-on-Pay Votes.  Although the advisory shareholder vote on executive compensation is non-binding, the Committee has considered and will continue to consider, the outcome of the vote when making future compensation decisions for named executive officers.  At our annual meeting of shareholders held on December 15, 2011, approximately 90.8% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers, while only approximately 2.6% voted against (with approximately 6.5% voting to abstain).  The Committee believes that the shareholder vote strongly endorses the compensation philosophy of the Company.

SUMMARY COMPENSATION

The following table sets forth all compensation awarded to, paid or earned by the following type of executive officers for each of the Company’s last three completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended July 28, 2012; (ii) individuals who served as, or acted in the capacity of, the Company’s principal financial officer for the fiscal year ended July 28, 2012; (iii) the Company’s three most highly compensated executive officers, other than the principal executive officer and principal financial officer, who were serving as executive officers at the end of the fiscal year ended July 28, 2012; and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended July 28, 2012 (of which there were none).  We refer to these individuals collectively as our named executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(1)	Stock Awards (4)	Option Awards(3)	All Other Compensation (2)	Total
John J. Quicke, Chief Executive Officer(6)	2012	$	-(6)	$500,000	$-	$-	$-	$500,000
	2011	$	-(6)	$225,000	$262,500	$-	$-	$487,500
	2010	$	-(6)	$-	$-	$77,394	$-	$77,394
James A. Risher, Chief Executive Officer(5)	2012		$-	$-	$-	$-	$-	$-
	2011		$-	$-	$-	$-	$-	$-
	2010		$38,975	$-	$-	$8,583	$145,418	$192,976

Mark A. Zorko, Chief Financial Officer(7)	2012		$61,300(7)	$100,000	$-	$-	$1,150	$162,450
	2011		$245,000	$75,000	$52,500	$-	$10,231	$382,731
	2010		$245,000	$-	$-	$12,875	$37,513	$295,388

(1)	The figures reported in the salary and bonus columns represent amounts earned and accrued for each year.

(2)	The amounts in this column include the following executive perquisites and other compensation for fiscal years 2012, 2011 and 2010

Name	Benefit	2012		2011		2010
John J. Quicke(6)		$-		$-		$-

James A. Risher(5)	Severance	$-		$-		$106,666
	Living allowance	-		-		24,240
	Tax Gross-Ups	-		-		14,512
		$-		$-		$145,418

Mark A. Zorko(7)	Bonus for discontinued operations	$-		$-		$30,000
	Car Allowance	1,150		7,475		6,900
	401 (k) Match	-	(2)(c)	2,756	(2)(c)	613	(2)(c)
		$1,150		$10,231		$37,513

Notes:

2(c)	Company-matching contribution of 50% of the first 4% of salary. Accelerated vesting schedule (100% vested in Company contributions after three (3) years of employment).

(3)
Reflects the aggregate grant date fair value of option awards granted during a calendar year calculated in accordance with ASC 718. Refer to Note 10 Shareholders' Equity in Item 8 “Stock Option Plan and Warrants” for details of stock option terms, ASC 718 valuation techniques and assumptions and the fair value of stock options and restricted stock granted.

(4)
The value of the stock awards equals their grant date fair value as computed in accordance with FASB ASC Topic 718.  Refer to Note 11 Shareholders’ Equity in Item 8 “Stock Option Plan and Warrants” for details of the assumptions made in the valuation of the restricted stock grants.

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

(6)
On August 28, 2009, John J. Quicke was appointed to serve as President and Chief Executive Officer of the Company, effective September 1, 2009.  In lieu of paying Mr. Quicke’s annual salary, the Company was charged a fee by SP Corporate Services in consideration for the services of Mr. Quicke and, since October 1, 2011, Mr. Zorko.  Mr. Quicke is a Managing Director and operating partner of Steel Partners, an affiliate of SP Corporate. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

(7)
Effective October 1, 2011, in lieu of paying Mr. Zorko’s annual salary, the Company was charged a fee by SP Corporate Services in consideration for the services of Mr. Quicke and, since October 1, 2011, Mr. Zorko.  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Fiscal Year Ended July 28, 2012 Grants of Plan-Based Awards:

(a)	(b)	(i)	(j)	(k)	(l)
		All Other Stock Awards:	All Other Option Awards:

Name	Grant Date	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
John J. Quicke, Chief Executive Officer		-	-	$-	$-

Mark A. Zorko, Chief Financial Officer		-	-	$-	-

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

B.           Mark A. Zorko Employment Agreement

The Company and Mr. Zorko entered into a Letter Agreement, dated August 30, 2006 (the “Zorko Employment Agreement”), that provided for Mr. Zorko’s employment with the Company as its Chief Financial Officer.  Pursuant to the Zorko Employment Agreement, Mr. Zorko was entitled to an annual salary of $245,000 and received an option grant to purchase 4,800 shares (as adjusted for stock splits) of the Company’s Common Stock pursuant to and in accordance with the Company’s DGTC Plan.  Mr. Zorko was also entitled to receive an automobile allowance of $575 per month.  The Zorko Employment Agreement was terminated on October 1, 2011 in connection with entry into Amendment No. 1 to the Services Agreement.  Further information regarding Amendment No. 1 to the Services Agreement is located in the section above entitled, “Elements of Compensation-- Management Services Agreement and Base Salary.”

Mr. Zorko remains eligible to receive an annual incentive bonus with a target of 45% of his annual base salary based upon achieving the Company’s annual budget and attaining specific objectives assigned by the CEO of the Company.   For fiscal years 2012 and 2011, specific objectives were partially achieved and a bonus of $100,000 and $75,000 (in addition to the March 2011 award of restricted stock), respectively, were paid.  As a result of the Company not achieving these specific objectives in fiscal year 2010, Mr. Zorko did not receive an incentive bonus for that fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END:

Option Awards								Stock Awards

(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John J. Quicke, Chief Executive Officer(6)	6,000	(3)	2,000	(3)	-	$6.38	08/28/19
	6,000	(3)	2,000	(3)	-	$8.13	01/08/20

Mark A. Zorko, Chief Financial Officer	4,800	(2)	-		-	18.75	8/31/16
	1,600	(2)	-		-	25.00	11/17/16	-	-	-	-
	1,600	(3)	-			33.75	9/17/17
	1,600	(3)	-		-	12.50	12/16/18
	1,800	(3)	600	(3)	-	8.13	1/08/20

(1)	The exercise price per share of each option was equal to the closing price of the shares of Common Stock on the date of grant.

(2)	Granted pursuant to the Company’s DGTC Plan.

(3)	Granted pursuant to the Company’s 2007 Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

Separation Agreements with Current and Certain Former Named Executive Officers:

James A. Risher

Mr. Risher’s employment agreement terminated on August 31, 2009.  In connection with the termination of his employment, Mr. Risher received as severance his base salary and living allowance through December 31, 2009, and the Company paid for Mr. Risher’s medical plan through December 31, 2009.

Mark A. Zorko

The Zorko Employment Agreement terminated on October 1, 2011.  Pursuant to the Zorko Employment Agreement, Mr. Zorko was entitled to a severance payment in the event his employment was terminated by the Company without cause.  The severance payment was equal to one-year base salary.

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

FISCAL YEAR ENDED JULY 28, 2012 DIRECTOR COMPENSATION:

(a)	(b)		(c)	(d)		(g)		(h)
Name	Fees Earned or Paid in Cash(1) ($)		Stock Awards ($)	Option Awards(2) ($)		All Other Compensation ($)		Total ($)

T. Scott Avila(4)	22,500		-	$76,500				$99,000
James R. Henderson (former Chairman)(5)	3,750	(3)	-	39,000	(5)	-		42,750
Jack L. Howard(Chairman)(6)	15,000			103,420		500,000	(7)	618,420
General Merrill A. McPeak	30,000		-	76,500		-		106,500
James A. Risher	30,000		-	61,200		-		91,200

(1)	Effective March 2011, fees consist of an annual cash retainer of $30,000.

(2)
During fiscal year 2012, Mr. Avila received a grant to purchase 12, 500 shares of the Company’s common stock at an exercise price of $10.00 and an aggregate fair value of $76,500: Mr. Howard received grants to purchase 17,000 shares of the Company’s common stock at a weighted average exercise price of $9.94 and an aggregate fair value of $103,420: Mr. McPeak received a grant to purchase 12,500 shares of the Company’s common stock at an exercise price of $10.00 and an aggregate fair value of $76,500: and Mr. Risher received a grant to purchase 10,000 shares of the Company’s common stock at an exercise price of $10.00 and an aggregate fair value of $61,200.  The dollar amounts in this column reflect the dollar amounts recognized for all options granted during the fiscal year in accordance with ASC 718.  Refer to footnote 11 “Shareholders’ Equity” in “Stock Option Plan” in the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for details of stock option plan vesting terms, ASC 718 valuation techniques and assumptions and the fair value of stock options granted.

(3)
In addition to the above meeting fees, the Chairman of the Board received $750 per each day other than Board meeting days where he or she spends more than half of such day working at the Company facilities.  None was given during fiscal 2012.

(4)	On July 24, 2012, T. Scott Avila resigned as Director effective July 24, 2012.

(5)
On December 15, 2011, James R. Henderson resigned as Director effective December 15, 2011.  The board approved the accelerated vesting of the stock options and restricted stock, resulting in the recognition of the remaining stock compensation expense and recorded expense of $39,000 as a result of the modification of the stock option.

(6)	At a meeting on September 21, 2011, the Board of Directors elected Jack L. Howard to the Board.

(7)
On August 29, 2012, the Board of Directors approved a discretionary cash bonus in the amount of $500,000 in recognition of his service to the Company in fiscal year 2012 and 40,000 shares of the Company’s Common Stock to Mr. Howard under the 2007 Plan in recognition of his service to the Company in fiscal year 2012 and for future service to the Company.  The shares of Common Stock granted to Mr. Howard vest on August 29, 2013 and are not included as part of his compensation for fiscal year 2012

Restricted Stock and Option Awards

Upon election to the Board, each non-employee member of the Board receives a one-time grant of 2,000 options to purchase the Company’s Common Stock.  The exercise price for such options is equal to the fair market price per share on the date of the grant, which is approved by the Committee.  These options vest and become exercisable as to 25% of such shares on the date of the option grant, 25% on the first anniversary of the date of the grant and as to an additional 25% of such shares on the second and third anniversaries of the date of the grant, respectively, based on continued service through the applicable vesting date.  Effective March 2011, the Board compensation policy was revised to provide that (i) directors receive annual grants of 3,600 shares of restricted stock, the Chairman of the Audit Committee and the Chairman of the Compensation Committee each received an additional annual grant of 400 shares of restricted stock, and the Chairman of the Board received an additional annual grant of 900 shares shares of restricted stock.  On December 15, 2011, the Board revised its director compensation policy to provide that in lieu of annual restricted stock grants, directors receive (i) annual grants of 10,000 options to purchase the Company’s Common Stock, (ii) the Chairman of the Audit Committee and the Chairman of the Compensation Committee each receive an additional annual grant of 2,500 stock options, and (iii) the Chairman of the Board receives an additional annual grant of 5,000 stock options.  Such options expire after a ten year period and vest on the first anniversary of the date of grant, based on continued service through the vesting date.  Directors are also eligible to receive restricted stock and option awards under the terms of the Company’s 2007 Plan.  The annual grants of stock options to directors in fiscal year 2010 and 2012 and the grant of restricted shares in fiscal year 2011 were made pursuant to the 2007 Plan.

ITEM 12                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of the end of Fiscal 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders:

Stock Option Plan	184,008	$28.98	171,740

Equity compensation plans not approved by security holders			None

(1)	Excludes securities to be issued upon exercise of outstanding options, warrants and rights.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at September 17, 2012 by each person or entity (including any “Group” as such term is used in Section 13(d) (3) of the Exchange Act), known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock.  The percentage ownership of each beneficial owner is based upon 3,839,468 shares of Common Stock issued and outstanding as of September 17, 2012 plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the SEC by such persons or upon information otherwise provided by such persons to the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class

Steel Partners Holdings L.P. 590 Madison Avenue 32nd Floor New York, NY 10022	2,064,273	(2)	53.8%

(1)	Unless otherwise noted, each beneficial owner has sole voting and investment power with respect to the shares shown as beneficially owned by him or it.

(2)
According to information contained in (a) Amendment No. 31 to Schedule 13D filed jointly on September 7, 2012 with the SEC by Steel Partners Holdings L.P., a Delaware limited partnership (“Steel Holdings”), SPH Group LLC, a Delaware limited liability company (“SPHG”), SPH Group Holdings LLC, a Delaware limited liability company (“SPHG Holdings”), Steel Partners Holdings GP Inc., a Delaware corporation (“Steel Holdings GP”), EMH Howard, LLC, a New York limited liability company (“EMH”), Jack L. Howard, John J. Quicke, Mark A. Zorko and Leonard J. McGill and (b) a Form 4 filed jointly on September 14, 2012 with the SEC by Steel Holdings, SPHG, SPHG Holdings and Steel Holdings GP: as of the close of business on September 14, 2012, SPHG Holdings owned directly 2,064,273 shares of Common Stock.  According to such filings, Steel Holdings owns 99% of the membership interests of SPHG, SPHG is the sole member of SPHG Holdings, and Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings.  By virtue of these relationships, each of Steel Holdings, SPHG and Steel Holdings GP may be deemed to beneficially own the shares of Common Stock owned directly by SPHG Holdings.  Jack L. Howard is an officer and director of Steel Holdings GP.  EMH is an affiliate of Mr. Howard.  John J. Quicke is a Managing Director and operating partner of Steel Partners LLC, a Delaware limited liability company (“Steel Partners”) and a subsidiary of Steel Holdings.  Mark A. Zorko is an employee of a subsidiary of Steel Holdings.  Leonard J. McGill is an officer of Steel Holdings GP.  Mr. Howard is a director of the Company.  Mr. Quicke is President and Chief Executive Officer and a director of the Company.  Mr. Zorko is the Chief Financial Officer and Secretary of the Company.  Mr. McGill is the Vice President and General Counsel of the Company.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

The following table sets forth information concerning beneficial ownership of Common Stock of the Company outstanding at September 17, 2012 by (i) each director; (ii) each Named Executive Officer of the Company and (iii) by all directors and executive officers of the Company as a group.  The percentage ownership of each beneficial owner is based upon 3,839,468 shares of Common Stock issued and outstanding as of September 17, 2012, plus shares issuable upon exercise of options, warrants or convertible securities (exercisable within 60 days after said date) that are held by such person or entity, but not those held by any other person or entity.  The information presented in this table is based upon the most recent filings with the SEC by such persons or upon information otherwise provided by such persons to the Company.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of Class
Jack L. Howard(3)	78,010	(2)	2.0%
Merrill A. McPeak	18,088	(2)	*
John J. Quicke	39,000	(2)	1.0%
James A. Risher	26,720	(2)	*
Mark A. Zorko	26,481	(2)	*
All Directors and Executive Officers as a group (5 persons)	188,299	(2)	4.8%

* Represents less than 1% of the outstanding shares of our Common Stock.

(1)	Unless otherwise noted, each director and executive officer has sole voting and investment power with respect to the shares shown as beneficially owned by him.

(2)
Includes shares of our Common Stock which may be acquired upon the exercise of stock options which are presently exercisable or will become exercisable within 60 days of September 17, 2012, in the following amounts: Jack L. Howard — 1,000, Merrill A. McPeak – 7,180, John J. Quicke — 14,000, James A. Risher — 21,600, and Mark A. Zorko — 11,400.

(3) (4)	Includes 35,975 shares of Common Stock owned directly by EMH and owned indirectly by Mr. Howard by virtue of his position as the Managing Member of EMH.

ITEM 13                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Services Agreement

On October 15, 2009, the Company and SP Corporate Services entered into the Services Agreement.  On October 1, 2011, the Company and SP Corporate Services entered into Amendment No. 1 to the Services Agreement.  Pursuant to the Services Agreement, SP Corporate Services provides the Company with the services of John J. Quicke as the Company’s Chief Executive Officer and Mark A. Zorko as the Company’s Chief Financial Officer.  Mr. Quicke has been serving as the Company’s President and Chief Executive Officer since his appointment to such position on August 28, 2009, and is a member of the Company’s Board of Directors.  Mr. Zorko has been serving as the Company’s Chief Financial Officer since August 31, 2006.

Pursuant to the Services Agreement, the Company pays SP Corporate Services $48,000 per month as consideration for Mr. Quicke’s and Mr. Zorko’s services.  Additionally, the Company agreed to reimburse SP Corporate Services, Mr. Quicke and Mr. Zorko for certain expenses, including but not limited to reasonable and necessary business expenses incurred on behalf of the Company.  The Services Agreement will terminate immediately upon written notice given to the other party.

SP Corporate Services is an affiliate of Steel Partners, a subsidiary of Steel Holdings.  Mr. Quicke is a Managing Director and operating partner of Steel Partners.  James Henderson, Chairman of the Company’s Board of Directors until December 2011, was a Managing Director and operating partner of Steel Partners until April 2011.  Mr. Howard, a member of the Board of Directors since September 21, 2011, is an officer and director of Steel Holdings GP, the general partner of Steel Holdings.  Steel Holdings reported in a Form 4 filed with the SEC on September 14, 2012 that it beneficially owns approximately 53.8% of the Company’s outstanding Common Stock.

The Services Agreement and Amendment No. 1 to the Services Agreement were unanimously approved by the Company’s disinterested directors and the Audit Committee of the Board of Directors, and SP Corporate Services will be subject to the supervision and control of the Company’s disinterested directors while performing its obligations under the Services Agreement.

Investment in Handy & Harman Ltd.

As of August 31, 2012, the Company owned 97,550 shares of the common stock of HNH, representing approximately 0.7% of the outstanding shares.  Steel Holdings, which owns approximately 53.8% of the Company’s outstanding shares, also directly owns 7,131,185 shares of the common stock of HNH, representing approximately 54.2% of the outstanding shares.  Jack L. Howard, a director of the Company and a director and officer of the general partner of Steel Holdings, is also a director of HNH.  John J. Quicke, the Chief Executive Officer, President and a director of the Company, serves as a Vice President of HNH.  Leonard J. McGill, our Vice President and General Counsel, serves as the Senior Vice President, Chief Legal Officer and Assistant Secretary of HNH.  Mr. McGill is also the Senior Vice President, General Counsel & Secretary of the general partner of Steel Holdings.  Mr. Quicke and Mark Zorko, the Chief Financial Officer and Secretary of the Company, are also employees of a subsidiary of Steel Holdings.  Other officers and directors of affiliates of Steel Holdings also serve as executive officers and directors of HNH.  The Company’s aggregate purchase cost of its shares of common stock of HNH is approximately $1,285,323.  The Company’s investment in HNH was unanimously pre-approved by the Company’s disinterested directors.

Investment in Steel Partners Holdings L.P.

As of August 31, 2012, the Company owned 925,170 common units of Steel Holdings, representing approximately 2.9% of the outstanding common units.  Steel Holdings owns approximately 53.8% of the Company’s outstanding shares.  Jack L. Howard, a director of the Company, is also a director and officer of the general partner of Steel Holdings.  John J. Quicke, the Chief Executive Officer, President and a director of the Company, and Mark Zorko, the Chief Financial Officer of the Company, are also employees of a subsidiary of Steel Holdings.  Leonard J. McGill, our Vice President and General Counsel, is the Senior Vice President, General Counsel & Secretary of Steel Holdings GP.  The Company’s aggregate purchase cost of its Steel Holdings common units is approximately $10,433,576.  The Company’s investment in Steel Holdings was unanimously pre-approved by the Company’s disinterested directors.

Investment with WebBank

In May, 2012, the Company’s disinterested directors unanimously approved the deposit of $10.0 million of its cash assets in money market funds at a market interest rate with WebBank (“WebBank”), an FDIC insured, State Chartered Industrial Bank.  WebBank is a wholly-owned subsidiary of WebFinancial Holding Corporation (“WebFinancial”).  WebFinancial is a wholly-owned subsidiary of Steel Holdings.  Mr. Howard serves as a director of WebBank and John McNamara, one of Steel Holdings’ representatives, serves as the Chairman of the Board of WebBank

Brokerage Account with Mutual Securities Inc.

In May, 2012, the Company’s disinterested directors unanimously approved the establishment of one or more brokerage accounts with Mutual Securities, Inc. (“Mutual Securities”), a FINRA registered broker-dealer.  Mr. Howard, a director of the Company, is a registered principal of Mutual Securities.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

During fiscal 2012, the Company had a policy for the review of transactions in which the Company was a participant, the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any of the Company’s directors or executive officers, or their immediate family members, had a direct or indirect material interest.  Any such related person transaction was to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. The Company’s Board of Directors was responsible for approving any such transactions and the CEO was responsible for maintaining a list of all existing related person transactions.  Other than the transactions described above, the Company had no transactions, nor are there any currently proposed transactions, in which the Company was or is to be a participant, where the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and any director, executive officer or any of their immediate family members had a material direct or indirect interest reportable under applicable SEC rules or that required approval of the Board of Directors under the Company’s Related Person Transaction Policy.

DIRECTOR INDEPENDENCE

Committee membership of the Company’s directors is as follows:

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Jack L. Howard	-	-	Chair
General Merrill A. McPeak*	Chair	Chair	X
T. Scott Avila*+	Former Chair	Former Member	Former Member
John J. Quicke	-	-	-
James A. Risher	-	-	X
James R. Henderson*#			Former Chair

*           Independent.  In assessing the independence of our directors, our Board has reviewed and analyzed the standards for independence under the Listing Rules of the NASDAQ Stock Market, including Rule 5605, and applicable SEC regulations.  Under the Listing Rules of the NASDAQ Stock Market, we would be considered a “controlled company” as of July 2011, as more than 50% of our voting power is held by Steel Holdings.  As a controlled company, among other things, we would be exempt from the requirement under the Listing Rules of the NASDAQ Stock Market that we have a majority of independent directors.
+           Mr. Avila resigned from the Board of Directors effective July 24, 2012.
#           Mr. Henderson resigned from the Board of Directors effective December 15, 2011.

ITEM 14                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended July 28, 2012 and July 30, 2011, for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years and for assistance with other registration statement filings made by the Company during those fiscal years were $168,411 and $248,261, respectively.

Audit-Related Fees –For the fiscal year ended July 28, 2012, fees billed by BDO USA, LLP for services related to the sale of the assets of our subsidiary, RFI Corporation, were $15,000.  There were no fees for other professional services rendered during the fiscal year ended July 30, 2011.

Tax Fees – There were no fees billed by BDO USA, LLP for tax services for the fiscal years ended July 28, 2012 and July 30, 2011.

All Other Fees – There were no fees billed by BDO USA, LLP for services other than those described above under “Audit Fees” for fiscal years ended July 28, 2012 and July 30, 2011.

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
2.1
Asset Purchase Agreement, dated as of June 6, 2012, by and among Ultra Electronics Defense, Inc., DGT Holdings Corp. and RFI Corporation.  Filed as Exhibit 2.1 to Current Report on Form 8-K dated June 7, 2012 and incorporated herein by reference.

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

3.18
Certificate of Amendment to the Certificate of Incorporation of DGT Holdings Corp. dated August 15, 2012.  Filed as Exhibit 3.1 to Current Report on Form 8-K dated August 17, 2012 and incorporated herein by reference.

3.19
Amendment No. 4 to the Amended and Restated By-Laws of DGT Holdings Corp. dated August 16, 2012.  Filed as Exhibit 3.2 to Current Report on Form 8-K dated August 17, 2012 and incorporated herein by reference.

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

10.9*
Amendment to Management Services Agreement, dated October 1, 2011 by and between DGT Holdings Corp. and SP Corporate Services, LLC.  Filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2011 and incorporated herein by reference.

10.10*
Waiver and Release of Letter Agreement, dated October 1, 2011, by and between DGT Holdings Corp. and Mark A. Zorko.  Filed as Exhibit 10.2 to Current Report on Form 8-K dated October 3, 2011 and incorporated herein by reference.

21.1**	List of Subsidiaries

31.1**	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheet; (ii) the Statement of Operations; (iii) the Statement of Cash Flows; (iv) Statement of Changes in Shareholders’ Equity; and (v) the Notes to Financial Statements.

__________

*	Represents a management contract or compensatory plan or arrangement.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGT HOLDINGS CORP.

September 20, 2012	By:	/s/ Mark A. Zorko
		Name:	Mark A. Zorko
		Title:	Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John J. Quicke	President, Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2012
John J. Quicke
/s/ Mark A. Zorko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 20, 2012
Mark A. Zorko
/s/ Jack L. Howard	Director	September 20, 2012
Jack L. Howard
/s/ Merrill A. McPeak	Director	September 20, 2012
Merrill A. McPeak
/s/ James A. Risher	Director	September 20, 2012
James A. Risher

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DGT Holdings Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of DGT Holdings Corp. and subsidiaries as of July 28, 2012 and July 30, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DGT Holdings Corp. and subsidiaries as of July 28, 2012 and July 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois
September 20, 2012

DGT HOLDINGS CORP.

BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

	JULY 28, 2012	JULY 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,169	$23,629
Restricted cash	2,428	-
Securities available for sale	4,359	-
Trade receivables (net of allowance for doubtful accounts of $37 and $31 for 2012 and 2011, respectively)	1,332	1,569
Inventories (net of allowance for excess and obsolete of $1,056 and $1,175 for 2012 and 2011, respectively)	1,720	1,708
Prepaid expenses and other current assets	231	223
Current assets of discontinued operations	-	25,716
Total current assets	48,239	52,845
NON-CURRENT ASSETS:
Property plant and equipment, net	3,871	4,651
Promissory note receivable	614	-
Other assets	73	95
Non-current assets of discontinued operations	-	6,290
Total non-current assets	4,558	11,036
TOTAL ASSETS	$52,797	$63,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current portion of long-term debt	$82	$82
Accounts payable – trade	551	730
Accrued expenses	2,413	878
Current liabilities of discontinued operations	-	13,008
Total current liabilities	3,046	14,698
NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,278	2,355
Deferred income taxes	458	580
Non-current liabilities of discontinued operations	-	1,950
Total non-current liabilities	2,736	4,885
Total liabilities	5,782	19,583
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock -- $.10 par value; authorized – 100,000,000 July 28, 2012 and July 30, 2011; issued – 4,042,157 shares at July 28, 2012 and July 30, 2011	404	404
Additional paid-in capital	98,174	97,646
Treasury shares – 202,689 and 174,585 shares at July 28, 2012 and July 30, 2011, respectively, at cost	(7,429)	(7,176)
Accumulated other comprehensive income (loss)	(78)	2,596
Accumulated deficit	(44,056)	(49,172)
Total shareholders’ equity	47,015	44,298
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,797	$63,881

See notes to consolidated financial statements.

DGT HOLDINGS CORP.

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	FISCAL YEARS ENDED
	JULY 28, 2012	JULY 30, 2011	JULY 31, 2010
NET SALES	$11,438	$10,783	$12,473
COST OF SALES	7,826	7,870	8,110
GROSS MARGIN	3,612	2,913	4,363
Selling, general and administrative	6,409	4,294	3,671
Research and development	161	103	102
Total operating expenses	6,570	4,397	3,773
OPERATING INCOME (LOSS)	(2,958)	(1,484)	590
Interest income	238	105	11
Interest expense	(153)	(132)	(232)
Other income	13	-	138
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,860)	(1,511)	507
Income tax provision (benefit)	91	183	(25)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,951)	(1,694)	532
Discontinued operations, net of income taxes	1,230	2,824	551
Gain on sale of discontinued operations, net of income taxes	6,837	-	(1,895)
NET INCOME (LOSS)	$5,116	$1,130	$(812)

NET INCOME (LOSS) PER BASIC SHARE
Continuing operations	$(0.77)	$(0.56)	$0.29
Discontinued operations	2.10	0.93	(0.74)
Net income (loss)	$1.33	$0.37	$(0.45)
Weighted average shares outstanding*	3,847	3,046	1,817

NET INCOME (LOSS) PER DILUTED SHARE
Continuing operations	$(0.77)	$(0.56)	$0.29
Discontinued operations	2.10	0.93	(0.74)
Net income (loss)	$1.33	$0.37	$(0.45)
Weighted average shares outstanding*	3,847	3,046	1,817

*	Adjusted for 1 for 50 and 4 for 1 stock split effective January 6, 2011 (Note 10).

See notes to consolidated financial statements.

DGT HOLDINGS CORP.

STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FISCAL YEARS ENDED
	JULY 28, 2012	JULY 30, 2011	JULY 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,116	$1,130	$(812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	386	303	285
(Gain) loss on sales of discontinued operations	(6,837)	-	1,895
(Gain) loss on sale of property plant and equipment	-	1	29
Deferred income tax benefit	(23)	-	-
Write down of assets of discontinued operations to net realizable value	-	-	673
Stock based compensation expense	528	250	240
Changes in operating assets and liabilities, net of business dispositions:
Trade receivables	237	1,525	1,968
Inventories	(12)	219	2,143
Prepaid expenses and other current assets	(8)	291	(46)
Other assets	(621)	(88)	38
Accounts payable – trade	(178)	(209)	(1,966)
Accrued expenses	1,569	182	(676)
Other long-term liabilities	-	(8)	(89)
Discontinued operations	105	1,413	2,523
Net cash provided by operating activities	262	5,009	6,205
CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(75)	(52)	(568)
Purchases of securities held for sale	(4,796)	-	-
Proceeds from sale of discontinued operations	22,194	-	-
Discontinued operations	-	(258)	(280)
Net cash provided by (used in) investing activities	17,323	(310)	(848)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Rights Offering, net of expenses	-	14,340	-
Payment for fractional shares as a result of stock split	-	(9)	-
Repayment under short-term credit facilities	-	-	(7,400)
Repayment of long-term debt	(77)	(63)	-
Proceeds from borrowing of long-term debt	-	2,500	-
Restricted cash to secure mortgage	(2,428)	-	-
Purchase of treasury shares	(253)	-	-
Discontinued operations	(108)	(2,474)	(1,566)
Net cash provided by (used in) financing activities	(2,866)	14,294	(8,966)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(179)	649	(387)
CASH AND CASH EQUIVALENTS INCREASE/(DECREASE) FOR THE YEAR	14,540	19,642	(3,996)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	23,629	3,987	7,983
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$38,169	$23,629	$3,987

	FISCAL YEARS ENDED
	JULY 28, 2012	JULY 30, 2011	JULY 31, 2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$128	$111	$198
Cash paid during the period for income taxes	60	183	(25)

See notes to consolidated financial statements.

DGT HOLDINGS CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

	Common Stock Issued		Additional Paid in	Accumulated Other Comprehen- sive	Accumulated	Treasury Stock
	Shares*	Amount*	Capital*	Income	Deficit	Shares*	Amount	Total
BALANCE, AUGUST 1, 2009	1,992,050	$199	$83,030	$2,065	$(49,490)	174,585	$(7,176)	$28,628
Stock compensation	-	-	240	-	-	-	-	240
Comprehensive income:
Net loss	-	-	-	-	(812)	-	-	(812)
Foreign currency adjustments	-	-	-	(2,279)	-	-	-	(2,279)
Total comprehensive loss	-	-	-	-	-	-	-	(3,091)
BALANCE
JULY 31, 2010	1,992,050	199	83,270	(214)	(50,302)	174,585	(7,176)	25,777
Stock compensation	-	-	103	-	-	-	-	103
Restricted stock activity	51,100	5	142	-	-	-	-	147
Rights offering	1,999,938	200	14,140	-	-	-	-	14,340
Purchase of fractional shares	(931)	-	(9)	-	-	-	-	(9)
Comprehensive income:
Net income	-	-	-	-	1,130	-	-	1,130
Foreign currency adjustments	-	-	-	2,810	-	-	-	2,810
Total comprehensive income	-	-	-	-	-	-	-	3,940
BALANCE
JULY 30, 2011	4,042,157	404	97,646	2,596	(49,172)	174,585	(7,176)	44,298
Stock option compensation	-	-	246	-	-	-	-	246
Restricted stock activity	-	-	282	-	-	-	-	282
Purchase of treasury shares	-	-	-	-	-	28,104	(253)	(253)
Comprehensive income:
Net income	-	-	-	-	5,116	-	-	5,116
Unrealized loss – securities held for sale	-	-	-	(436)	-	-	-	(436)
Foreign currency adjustments	-	-	-	(2,238)	-	-	-	(2,238)
Total comprehensive income	-	-	-	-	-	-	-	2,442
BALANCE
JULY 28, 2012	4,042,157	$404	$98,174	$(78)	$(44,056)	202,689	$(7,429)	$47,015

*	Adjusted for 1 for 50 and 4 for 1 stock split effective January 6, 2011 (Note 10).

See notes to consolidated financial statements.

DGT HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS ACTIVITIES – DGT Holdings Corp. (formerly Del Global Technologies Corp.) together with its subsidiaries (collectively, the “Company”), was, as of July 28, 2012, in one line of business: the Power Conversion Group.  The Power Conversion Group segment designs, manufactures and markets key electronic components such as transformers, noise suppression filters and high voltage capacitors for use in precision regulated high voltage applications.  These activities are performed principally by the Company’s RFI Corporation (“RFI”) subsidiary. See Note 16 for a description of certain significant subsequent events.

In fiscal year 2010, the Board of the Company decided to exit the Del Medical Imaging U.S. business unit (“DMI”).  The business was sold on November 24, 2009.  It is reflected as a discontinued operation in the financial statements of the Company and prior years have been restated (see Note 2).  This business was part of the Company’s Medical Systems Group.

In August 2011, the Company decided to exit the Medical Systems Group by selling its Italian subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”).  The business was sold on November 3, 2011 and is reflected as a discontinued operation in the financial statements of the Company.  Prior period financial statements have also been restated to reflect this presentation (see Note 2).

DGT Holdings currently has a real estate business.  The Company’s business is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of the Company’s net operating losses.

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

We have evaluated subsequent events through the time of filing this Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”).

ACCOUNTING PERIOD - The Company’s fiscal year-end is based on a 52/53-week cycle ending on the Saturday nearest to July 31. Results of Villa were consolidated into the Company’s consolidated financial statements based on a fiscal year that ended on June 30 and were reported on a one-month lag through its November 3, 2011 sale date.

CASH EQUIVALENTS - The Company considers highly liquid instruments readily convertible to known amounts of cash with original maturities of three months or less (measured from their acquisition date) to be cash equivalents.

INVESTMENTS – Publicly traded investments are classified as available-for-sale (“AFS”) or trading securities and recorded at fair value.  For AFS securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of accumulated other comprehensive income (loss), a component of shareholders’ equity, except when we consider declines in value to be other than temporary.

FOREIGN CURRENCY TRANSLATION - The financial statements of Villa were recorded in euro and translated into U.S. dollars.  Villa’s balance sheet accounts were translated at the current exchange rate and income statement items were translated at the average exchange rate for the period. Gains and losses resulting from translation were accumulated in a separate component of shareholders’ equity.  Other than as related to the note receivable received as part of the proceeds on the sale and Villa’s operating facility, which the Company retained after the sale of Villa, all foreign currency adjustments included in shareholders’ equity were eliminated upon the November 3, 2011 sale of Villa and are included in the gain on such sale.

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

RECOVERABILITY OF LONG-LIVED ASSETS - The Company evaluates the carrying amounts of long-lived assets whenever events have occurred (and at least annually for goodwill, if any) which might require modification to the carrying values. In evaluating carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as undiscounted projected cash flows and business plans. In the event that impairment has occurred, the estimated fair value of the related asset is determined and the Company records a charge to operations calculated by comparing the asset’s carrying value to the estimated fair value. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

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

NET INCOME (LOSS) PER SHARE – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. The effect of the assumed exercise of options and issuance of restricted shares are included in the calculation of diluted earnings (loss) per share unless their inclusion would be anti-dilutive.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents, investments in marketable securities, trade receivables and lines of credit. With respect to accounts receivable, the Company limits its credit risk by performing ongoing credit evaluations and, when necessary, requiring letters of credit, guarantees or collateral. Management does not believe significant risk exists in connection with the Company’s concentrations of credit at July 28, 2012.

The activity in allowances for doubtful accounts is as follows:

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	BALANCE AT END OF YEAR
YEAR ENDED JULY 28, 2012
Allowance for doubtful accounts	$31	$6	$-	$37
YEAR ENDED JULY 30, 2011
Allowance for doubtful accounts	$28	$48	$45	$31
YEAR ENDED JULY 31, 2010
Allowance for doubtful accounts	$74	$(38)	$8	$28

(1)	Write-off of accounts receivable previously charged to costs and expenses.

STOCK-BASED COMPENSATION –The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  That cost will be recognized over the period in which the employee is required to provide the services—the requisite service period (usually the vesting period) – in exchange for the award.  The grant date fair value for options and similar instruments will be estimated using option pricing models.  The Company is required to select a valuation technique or option pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model.  At the present time, the Company is continuing to use the Black-Scholes model for stock option grants.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the Financial Accounting Standards Board (”FASB”) or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the “FASB amended its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  These amendments, which are effective for interim and annual periods beginning after December 15, 2011, also change certain existing fair value measurement principles and disclosure requirements.  We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

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

2.           DISCONTINUED OPERATIONS

On November 24, 2009, the Company consummated the sale of certain of the assets and product lines of its DMI, to an affiliate of U.M.G. Inc. (“UMG” or the “Acquirer”).

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

The operating results of DMI for fiscal 2010 included revenues of $5,377 and a net loss from operations of $1,262 and loss on sale of the assets of $1,895.

On November 3, 2011, the Company completed the sale of Villa.  The Company received proceeds in cash of 16,500,000 euro ($22,761, net of expenses) and an unsecured promissory note for 500,000 euro, initially valued at $688.  The promissory note has a term of 5 years, with interest accruing at a rate of 6% per annum, beginning eighteen months after issuance.  The note may be prepaid at any time, but if prepayment in full occurs during the first eighteen months, the total principal will be reduced to 400,000 euros.  Through July 28, 2012, no payments have been made on the note.  The Company also repurchased 28,104 shares of Common Stock from two employees of Villa for $820.  At the time of this repurchase, the acquired shares had a market value of $253.  As the two employees are also the primary purchasers of Villa, the excess was deemed a reduction in the purchase price described above and reduced the net proceeds to $22,194.  As a part of the transaction, the Company received a dividend of cash held by Villa as of the closing date in the amount of $4,538.

The Company retained the building in Milan, Italy, housing Villa’s operations, which is subject to an initial six year lease with VIV and an option for a subsequent six year period.  Under the terms of the lease, the Company will receive 335,000 euros in annual rent, payable quarterly.  The rent may be adjusted annually for changes in the consumer price index as specified in the lease.

Operating results of Villa through its sales date are as follows:

	Year Ended
	July 28, 2012	July 30, 2011	July 31, 2010
Sales	$16,714	$57,138	$43,695
Income (loss) before taxes	$1,894	$4,520	$2,938
Provision for income taxes	664	1,696	1,125
Net income (loss) from discontinued operations	$1,230	$2,824	$1,813
Gain on disposal of discontinued operations	$7,627	$-	$-
Provision for income taxes	790	-	-
Net gain on sale of discontinued operations	$6,837	$-	$-
Net income from discontinued operations	$8,067	$-	$-

The following table sets forth the assets and liabilities of the discontinued operation included in the balance sheet of the Company:

	July 28, 2012	July 30, 2011
Assets:
Cash (a)	$-	$3,406
Accounts receivable	-	14,194
Inventories, net	-	9,022
Prepaid and other current assets	-	2,500
Total current assets	$-	$29,122

Property, plant and equipment, net (a)	$-	$3,548
Goodwill	-	4,526
Deferred tax assets	-	1,158
Other assets	-	25
Total non-current assets	$-	$9,257
Liabilities:
Current portion of long-term debt	-	111
Accounts payable	-	6,395
Accrued expenses	-	6,502
Total current liabilities	$-	$13,008
Deferred income tax liabilities (a)	$-	$580
Statutory liability for severance pay	-	1,950
Total non-current liabilities	$-	$2,530
Shareholders’ Equity:
Accumulated other comprehensive income (a)	$-	$2,596

(a)
The Company retained all the cash and $2,967 of the property, plant and equipment and approximately $900 of the accumulated other comprehensive income.  The Company also retained the deferred tax liability associated with the building.

3.           SECURITIES AVAILABLE FOR SALE

During May, 2012, the disinterested members of the Company’s Board of Directors approved the investment by the Company of up to $5,000 in equity securities of Handy & Harman Ltd. and up to $15,000 in equity securities of Steel Partners Holdings L.P., both of which are related parties.  The Company’s portfolio of marketable securities at July 28, 2012 was as follows:

	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Money market	$5,205	$-	$-	$5,205
Equity securities of related parties	4,796	478	41	4,359
Total available-for-sale securities	10,001	478	41	9,564
Amounts classified as cash equivalents	(5,205)	-	-	(5,205)
Amounts classified as securities held for sale	$4,796	$478	$41	$4,359

There were no sales of marketable securities during fiscal year 2012.

Fair value measurements – Fair value is defined as the price that would be received for selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The accounting standards surrounding fair value measurements establishes a fair value hierarchy, consisting of three levels, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Level 1 instruments use quoted prices in active markets for identical assets or liabilities, which include all of the Company’s marketable securities as listed above.

4.           INVENTORIES

Inventories consist of the following:

	JULY 28, 2012	JULY 30, 2011
Raw materials and purchased parts	$1,957	$2,214
Work-in-process	587	457
Finished goods	232	212
	2,776	2,883
Less: allowance for excess and obsolete inventories	(1,056)	(1,175)
Total inventories net	$1,720	$1,708

The activity in the allowance for excess and obsolete inventories accounts is as follows:

	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSE	DEDUCTIONS (1)	BALANCE AT END OF YEAR
YEAR ENDED JULY 28, 2012
Allowance for excess and obsolete inventories	$1,175	$-	$119	$1,056
YEAR ENDED JULY 30, 2011
Allowance for excess and obsolete inventories	$697	$622	$144	$1,175
YEAR ENDED JULY 31, 2010
Allowance for excess and obsolete inventories	$900	$144	$347	$697

(1)	Write-off of inventories previously charged to costs and expenses.

5.           PROPERTY PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

	JULY 28, 2012	JULY 30, 2011
Land	$694	$694
Buildings	6,284	6,906
Machinery and equipment	4,811	4,795
Furniture and fixtures	175	175
Computers and other equipment	1,298	1,288
	13,262	13,858
Less: accumulated depreciation and amortization	(9,391)	(9,207)
Property plant and equipment, net	$3,871	$4,651

Included above is the operating facility for Villa which was retained by the Company after the sale of Villa.  The net book value of that building on July 28, 2012 includes gross costs of $3,806 and accumulated depreciation of $1,400.

Depreciation expense for fiscal years 2012, 2011 and 2010 was $386, $303 and $285, respectively.

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

The activity in the warranty reserve accounts, which is included in accrued expenses, is as follows:

	JULY 28, 2012	JULY 30, 2011
Balance at beginning of year	$21	$21
Net provision for anticipated warranty claims	35	129
Costs incurred related to warranty claims	(50)	(129)
Balance at end of year	$6	$21

7.           SHORT-TERM CREDIT FACILITIES, LONG-TERM DEBT

At July 28, 2012 and July 30, 2011, the Company had no borrowings under any domestic or foreign short term credit facilities.  Effective January 12, 2010, the Company terminated its domestic short-term credit facility and all foreign short-term credit facilities were effectively cancelled upon the sale of Villa.

Long-term debt was comprised of the following:

	JULY 28, 2012	INTEREST RATE AT JULY 28, 2012
Mortgage	$2,360	4.90%
Total long term debt	2,360
Less current portion of long-term bank debt	(82)
Long-term debt, less current portion	$2,278

On September 1, 2010, the Company completed a mortgage financing on its property in Bay Shore, NY and received approximately $2,500 payable over 10 years at an initial fixed rate of 4.9% for the first 5 years, adjusted for the last 5 years as defined in the agreement.  Monthly principal repayments began in October 2010.  The outstanding balance on this mortgage was $2,360 and $2,347 at July 28, 2012 and July 30, 2011, respectively.  The mortgage lender required the Company to establish an escrow for the full balance of the note commensurate with the sale of Villa (which is reflected as restricted cash as of July 28, 2012).  As further described in Note 15, the Company retained this facility after the sale of RFI and expects to pay off the mortgage using the restricted cash in fiscal 2016, when the related prepayment penalty period lapses.

The Company is scheduled to make payments under its long-term debt as follows:

FISCAL YEARS	DEBT
2013	$197
2014	197
2015	197
2016	2,119
2017	-
2018 and beyond	-
Total payments	2,710
Less: amount representing interest	(350)
Total	$2,360

8.           EMPLOYEE BENEFITS

The Company has a Profit Sharing Plan that provides for contributions as determined by the Board of Directors. The contributions can be paid to the Plan in cash or Common Stock of the Company.  No contributions were authorized for fiscal years 2012, 2011 or 2010.

The Profit Sharing Plan also incorporates a 401(k) Retirement Plan that is available to substantially all domestic employees, allowing them to defer a portion of their salary. The Company matches employee contributions at a 50% rate up to a maximum of 4% of annual salary, and recorded a related expense of $69, $65 and $27 for fiscal years 2012, 2011 and 2010, respectively.

9.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), a separate component of shareholders’ equity, includes the following:

	July 28 2012	July 30, 2011
Foreign currency translation adjustments	$358	$2,596
Unrealized losses on marketable securities	(436)	-
	$(78)	$2,596
10.           SEGMENT REPORTING

The Company’s continuing operations as of July 28, 2012 include the Power Conversion Group and Other. The Other segment includes unallocated corporate costs and costs and income related to the building in Italy that was retained on the sale of Villa.  Corporate costs have been allocated to the Power Conversion Group at a standard fixed rate of $351 per year.

Selected financial data of these segments are as follows:

FISCAL YEAR ENDED JULY 28, 2012	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$11,438	$-	$11,438
Cost of sales	7,826	-	7,826
Gross margin	3,612	-	3,612
Selling, general and administrative	2,704	3,705	6,409
Research and development	161	-	161
Total operating expenses	2,865	3,705	6,570
Operating income (loss)	$747	$(3,705)	(2,958)
Interest income			238
Interest expense			(153)
Other income			13
Income from continuing operations before income taxes			$(2,860)
Depreciation	$294	$92	$386
Segment assets	4,910	47,887	52,797
Capital expenditures	75	-	75

Inter-segment sales were $0 for the fiscal year ended July 28, 2012.

FISCAL YEAR ENDED JULY 30, 2011	POWER CONVERSION GROUP	OTHER		TOTAL
Net sales to external customers	$10,783		$-	$10,783
Cost of sales	7,870		-	7,870
Gross margin	2,913		-	2,913
Selling, general and administrative	2,694		1,600	4,294
Research and development	103		-	103
Total operating expenses	2,797		1,600	4,397
Operating income (loss)	$116		$(1,600)	(1,484)
Interest income				105
Interest expense				(132)
Income from continuing operations, before income taxes				$(1,511)
Depreciation	$303	$		$303
Segment assets	5,998		57,883	63,881
Capital expenditures	52		--	52

Inter-segment sales were $0 for the fiscal year ended July 30, 2011.  Corporate assets include $32,006 of assets related to the discontinued operations of Villa.

FISCAL YEAR ENDED JULY 31, 2010	POWER CONVERSION GROUP	OTHER	TOTAL
Net sales to external customers	$12,473	$--	$12,473
Cost of sales	8,110	--	8,110
Gross margin	4,363	--	4,363
Selling, general and administrative	2,435	1,236	3,671
Research and development	102	--	102
Total operating expenses	2,537	1,236	3,773
Operating income (loss)	$1,826	$(1,236)	$590
Operating income (loss)			11
Interest expense			(232)
Other income			138
Income from continuing operations, before income taxes			$507
Depreciation	$216	$69	$285
Segment assets	6,947	32,082	39,029
Capital expenditures	568	--	568

Inter-segment sales were $0 for the fiscal year ended July 31, 2010.  Corporate assets include $188 of assets related to the discontinued operations of DMI and $25,354 of assets related to the discontinued operations of Villa.

MAJOR CUSTOMERS AND EXPORT SALES – For the fiscal year ended July 28, 2012, two of our customers accounted for 17% and 11% of our sales.  For the fiscal year ended July 30, 2011, one of our customers accounted for 23% of our sales.  For the fiscal year ended July 31, 2010, two of our customers accounted for 31% of our sales.

Foreign sales were 10%, 13% and 8% of the Company’s consolidated net sales in fiscal years ended July 28, 2012, July 30, 2011 and July 31, 2010, respectively. Net sales by geographic areas were:

	JULY 28, 2012		JULY 30, 2011		JULY 31, 2010
United States	$10,291	90%	$9,357	87%	$11,500	92%
Canada	85	1%	81	1%	50	0%
Europe	374	3%	666	6%	306	3%
Far East	392	3%	635	6%	548	4%
Africa, Middle East and Australia	296	3%	44	0%	69	1%
	$11,438	100%	$10,783	100%	$12,473	100%

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

On December 22, 2010, the Company completed its rights offering and issued 1,999,938 shares of Common Stock at $7.50 per share for gross proceeds of $15,000.  Expenses of the offering were $660.

On January 6, 2011, the Company effected a one-for-fifty reverse stock split.  The reverse split was immediately followed by a four-for-one forward stock split.  The Company paid $9 for fractional shares resulting from the splits.  All share and per share information presented in these financial statements have been restated to retroactively reflect these splits.

STOCK BASED AWARDS – On March 8, 2011, Company shareholders approved an increase of 300,000 shares under the Company’s 2007 Incentive Stock Plan (the “Plan”).  A total of 380,000 shares may now be granted under the Plan, of which 171,740 shares are still available for future grant as of July 28, 2012.  No additional awards will be granted under the former plan.  Under the Plan, the Company can issue stock options and restricted stock awards.  To date, only stock options and restricted shares have been awarded.  Substantially all of the options granted under this Plan and the prior plan provide for graded vesting and vest generally at a rate of 25% per year, beginning with the date of grant, expiring ten years from the date they are granted, other than the options granted under the Plan to certain directors on December 15, 2011 which vest in full on the first anniversary of the date of grant.  The option price per share is approved by the Board of Directors.  All options have been granted at the fair market value of the Company’s stock at the date of grant.  Restricted shares have been issued with no amounts due from the employee and have therefore been valued at the fair market value on the date of the grant.  No awards can be granted under the Plan subsequent to February 21, 2017.

Restricted Stock:  No restricted stock awards were granted under the Company’s 2007 Incentive Stock Plan during fiscal year 2012.

A summary of activity for restricted stock award for fiscal year 2012 are as follows:
	Shares	Weighted Average Grant-Date Fair Value
Non-vested restricted stock at July 30, 2011	51,100	$10.00
Awarded	-	-
Vested	(34,100)	$10.00
Forfeited	-	-
Non-vested restricted stock at July 28, 2012	17,000	$10.00

Details regarding the fair value of stock options granted in fiscal 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Estimated life (in years)	7	-	7
Volatility rate	62.6 – 62.8	-	65%-69%
Risk free interest rate	1.31%-1.36%	-	2.77%-3.49%
Dividend rate	-%	-%	0%
Forfeiture rate	2%	-%	2%
Weighted average fair value	$6.11	$-	$5.36

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

Dividend rate:  The Company estimates the dividend yield assumption based on the Company’s historical and projected dividend payouts.

Forfeiture rate:  The Company estimates the annual forfeiture rate based on historical experience.

Stock-based compensation expense recorded for fiscal years:	2012	2011	2010
Restricted stock expense	$282	$147	$-
Stock options	$246	$103	$240

A summary of activity for stock option awards follows:

	JULY 28, 2012		JULY 30, 2011		JULY 31, 2010
	SHARES OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE	SHARES OUTSTANDING*	WEIGHTED AVERAGE EXERCISE PRICE*	SHARES OUTSTANDING*	WEIGHTED AVERAGE EXERCISE PRICE*
Granted and outstanding, beginning of year	137,151	$38.06	205,055	$36.00	178,905	$40.50
Granted	52,000	9.98	-	-	33,200	7.75
Exercised	-	-	-	-	-	-
Cancelled and forfeited	(5,143)	78.27	(67,904)	31.88	(7,050)	17.25
Outstanding at end of year	184,008	29.00	137,151	38.06	205,055	36.00
Exercisable at end of year	124,108	38.33	117,721	42.96	169,965	41.00

As of July 28, 2012, the distribution of stock option exercise prices is as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
EXERCISE PRICE RANGE	RANGE NUMBER OF OPTION SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING LIFE	SHARES EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING LIFE
$6.25 - $41.75	153,760	$16.36	6.3	93,860	$20.63	5.1
$50.00 – $82.50	4,400	$50.00	0.5	4,400	$50.00	0.5
$87.50 - $99.25	17,662	$93.85	1.8	17,662	$93.85	1.8
$100.00 - $125.00	8,186	$115.30	1.2	8,186	$115.30	1.2
	184,008	$29.00	5.8	124,108	$38.33	4.2

At July 28, 2012, the aggregate intrinsic value of options outstanding and options exercisable was $117 and $71, respectively.  The intrinsic value is the amount by which the market value of the underlying stock exceeds the exercise price of the option at the measurement date for all-in-the money options.

Future compensation expense related to the vesting of employee stock options granted by July 28, 2012 is expected to be $129 in 2013 and $3 in 2014.  Future compensation expense related to the vesting of shares of restricted stock is expected to be $107 in fiscal 2013.

No stock options were exercised during fiscal 2012, 2011 or 2010.

12.           INCOME (LOSS) PER SHARE

	FOR FISCAL YEARS ENDED
	JULY 28, 2012	JULY 30, 2011	JULY 31, 2010
Numerator:
Net income (loss)	$5,116	$1,130	$(812)
Denominator:
Weighted average shares outstanding for basic income per share	3,846,880	3,045,923	1,817,464
Effect of dilutive securities	-	-	-
Weighted average shares outstanding for diluted income per share	3,846,880	3,045,923	1,817,464
Income (loss) per basic common share	$1.33	$0.37	$(0.45)
Income (loss) per diluted common share	$1.33	$0.37	$(0.45)

Common shares outstanding exclude shares of treasury stock.  The computation of diluted shares outstanding does not include the effect of the assumed exercise of 184,008, 127,246 and 205,055 for employee stock options outstanding as of July 28, 2012, July 30, 2011 and July 31, 2010, respectively.

13.           INCOME TAXES

The Company’s consolidated (loss) income before income taxes for fiscal years 2012, 2011 and 2010 of $6,662, $3,009 and $308 reflects foreign pre-tax net income of $9,673, $4,245 and $2,659 for fiscal years 2012, 2011 and 2010, respectively, and a U.S. pre-tax loss of ($3,011), ($1,237) and ($2,351), respectively.

Provision (benefit) for income taxes consists of the following:

	FOR FISCAL YEARS ENDED
	JULY 28, 2012	JULY 30, 2011	JULY 31, 2010
CURRENT TAX EXPENSE:
Federal	$41	$36	$-
Foreign	172	143	(25)
State and local	-	4	-
DEFERRED PROVISION (BENEFIT):
Federal	-	-	-
State and local	-	-	--
Foreign	(122)	-	-
NET PROVISION (BENEFIT)	$91	$183	$(25)
Additional tax expense included in discontinued operations	$1,454	$1,696	$1,125

The following is a reconciliation of the statutory Federal and effective income tax rates:

	FOR FISCAL YEARS ENDED
	JULY 28, 2012		JULY 30, 2011		JULY 31, 2010
Statutory Federal income tax rate	34.0%		34.0%		34.0%
State tax, less Federal tax effect	0.0%		(0.3)%		0.0%
Foreign taxes	(1.2	) %	0.0%		0.0%
Valuation allowance adjustment	(32.9)%		(34.0)%		(34.0)%
Provision (reversal) for undistributed earnings of foreign subsidiary	0.0%		0.0%		0.0%
Provision for distributed earnings of foreign subsidiary	0.0%		(11.8	) %	(4.9)%
Other	(3.1	) %	0.0%		0.0%
Effective tax rate	(3.2)%		(12.1)%		(4.9)%

Deferred income tax assets (liabilities) are comprised of the following:

	JULY 28, 2012	JULY 30, 2011
Deferred income tax assets:
Federal net operating loss carry forward	$11,096	$11,207
State tax credits and operating loss carry forwards	1,495	2,097
Reserve for inventory obsolescence	467	532
Allowances and reserves not currently deductible	35	184
Stock-based compensation	1,097	920
Gross deferred income tax assets	14,190	14,940
Deferred income tax liabilities:
Fixed assets	(91)	(253)
Other	-	-
Gross deferred income tax liabilities	(92)	(253)
Less: valuation allowance	(14,557)	(15,267)
Net deferred income tax (liability) asset	$(458)	$(580)

Deferred income tax assets and (liabilities) are recorded in the consolidated balance sheets as follows:

	JULY 28, 2012	JULY 30, 2011
Deferred income tax assets - non-current	$-	$-
Deferred income tax liabilities - non-current	(458)	(580)
	$(458)	$(580)

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

During fiscal year 2012, the Company’s U.S. and foreign tax reporting entities were profitable.  The U.S. reporting entity was profitable due to the sale of its foreign subsidiary, Villa.  During fiscal years 2011 and 2010, the Company’s discontinued foreign tax reporting entity was profitable, and its U.S. tax reporting entities incurred a loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred tax assets as of July 28, 2012.

On November 3, 2011, the Company completed the sale of its foreign subsidiary, Villa.  The Company received gross proceeds in cash of $22,696 and an unsecured promissory note, initially valued at $688.  As part of the transaction, the Company received a dividend of cash held by Villa as of the closing date in the amount of $4,538.  Additionally, the Company retained the building in Milan, Italy that houses Villa’s operations.  The projected tax consequences of this transaction are a $14,780 capital gain on the sale of Villa’s assets (net of the Company’s tax basis and installment sale treatment); $4,538 cash dividend and $2,841 property dividend for the distribution of the building in Milan, Italy.

At July 28, 2012, the Company has federal net operating loss carry forwards of $32,383 that expire at various times between July, 2020 and July, 2030.

It is the Company’s practice to recognize interest and/or penalties related to income tax matters in tax expense.  As of July 28, 2012, there were no material interest or penalty amounts to accrue.  The Company does not expect any significant changes in its computation of interest, penalties or unrecognized tax benefits within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S., various state and/or local jurisdictions, and a non-U.S. jurisdiction.  With few exceptions, the Company is no longer subject to U.S., state and local tax examinations for years before the fiscal year ended in 2009 and non-U.S. income tax examinations for years before the fiscal year ended in 2008.  The Company is not currently under an income tax examination by any taxing jurisdiction.

14.           COMMITMENTS AND CONTINGENCIES

LITIGATION MATTERS

From time to time, the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business.

LEASE COMMITMENTS - The Company does not have any leases outstanding as of July 28, 2012.

The Company is contingently liable for the lease payments on DMI’s facility for $11 per month through May 2013 (see Note 2 Discontinued Operations).  As the estimated fair value of this contingency is minimal, no related accruals have been established.

15.           SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

YEAR ENDED JULY 28, 2012	QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$2,602	$2,926	$3,050	$2,860
Gross margin	$888	$992	$942	$790
Income (loss) from continuing operations	$(429)	$(243)	$(439)	$(1,840)
Net income (loss)	$200	$7,195	$(439)	$(1,840)
Net income (loss) per basic share	$0.05	$1.87	$(0.11)	$(0.48)
Net income (loss) per diluted share	$0.05	$1.87	$(0.11)	$(0.48)

YEAR ENDED JULY 30, 2011	QUARTER
	FIRST	SECOND	THIRD	FOURTH
Net sales	$2,247	$2,488	$2,732	$3,316
Gross margin	$542	$276	$825	$1,270
Income (loss) from continuing operations	$(645)	$(674)	$(206)	$(360)
Net income (loss)	$273	$1,130	$(350)	$77
Net income (loss) per basic share	$0.15	$0.43	$(0.09)	$0.02
Net income (loss) per diluted share	$0.15	$0.43	$(0.09)	$0.02

16.           SUBSEQUENT EVENT

After obtaining the required two-thirds vote approval by its shareholders on August 16, 2012, the Company completed the sale of its Power Conversion business (the “Power Conversion Business”) operated by RFI to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”), pursuant to the asset purchase agreement dated as of June 6, 2012, by and among UEDI, the Company and RFI.  In consideration for the sale of the Power Conversion Business, EMS paid an aggregate of $12,500 in cash.  $1,250 of such amount is being held in escrow to serve as security for payments in satisfaction of certain of the Company’s and RFI’s indemnification obligations and $237 is being held in escrow to cover any potential net working capital adjustment.  The Company retained the RFI facility and entered into a lease with EMS.  The lease has a term of 5 years, with payments of $33 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice.

Beginning with the Company’s quarterly report on Form 10-Q for the first quarter of fiscal 2013, RFI’s operating results will be reflected as another discontinued operation.  The disposition of this business is expected to result in a substantial gain, which will be reported in our quarterly report on Form 10-Q for the first quarter of fiscal 2013.  In addition, costs of the transaction, including severance, commissions and legal and accounting fees are expected to be approximately $1,300 (unaudited).

The following is a summary, as of July 28, 2012, of the assets and liabilities disposed of in connection with the sale of the Power Conversion Business on August 16, 2012:

Accounts receivable	$1,332
Inventories	1,720
Prepaid expenses (a)	73
Total current assets	$3,125

Property plant and equipment, net (a)	443
Total assets	$3,568

Total current liabilities (a)	$1,002

(a)	Excludes assets related to the RFI facility and the related mortgage.