Form 10-Q
period 2012-10-27
DGT Holdings Corp.
filed 2012-12-10
CIK 27748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

           or

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

212-520-2300
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

The number of shares of Registrant’s common stock outstanding as of December 10, 2012 was 3,879,468.

DGT HOLDINGS CORP.

Table of Contents

		Page No.

PART I	FINANCIAL INFORMATION
	Item 1. FINANCIAL STATEMENTS	3
	Statements of Operations for the Three Months ended October 27, 2012 and October 29, 2011	3
	Balance Sheets as of October 27, 2012 and July 28, 2012	4
	Statements of Cash Flows for the Three Months ended October 27, 2012 and October 29, 2011	5
	Notes to Financial Statements	6-10
	Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-14
	Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
	Item 4. CONTROLS AND PROCEDURES	14-15

PART II	OTHER INFORMATION
	Item 1. LEGAL PROCEEDINGS	16
	Item 1A. RISK FACTORS	16
	Item 6. EXHIBITS	16
	SIGNATURES	17
	EX-31.1 (EX-31.1): Certification
	EX-32.1 (EX-32.1): Certification
	101.INS XBRL Instance Document
	101.SCH XBRL Schema Document
	101.CAL XBRL Calculation Linkbase Document
	101.LAB XBRL Labels Linkbase Document
	101.PRE XBRL Presentation Linkbase Document
	101.DEF XBRL Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

DGT HOLDINGS CORP.
STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	October 27, 2012	October 29, 2011
SALES	$189	$-
COST OF SALES	76	-
GROSS MARGIN	113	-

General and administrative	629	619
Total operating expenses	629	619
OPERATING LOSS	(516)	(619)

Interest income	47	44
Interest expense	(35)	(45)
Other income	(41)	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(545)	(620)
Income tax provision	25	-

LOSS FROM CONTINUING OPERATIONS	(570)	(620)
Discontinued operations, net of income tax	(344)	820
Gain on disposal of discontinued operations, net of income tax	8,795	-
NET INCOME	$7,881	$200

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE:
Loss from continuing operations	$(0.15)	$(0.16)
Income from discontinued operations	2.19	0.21
Net income	$2.04	$0.05
Weighted average shares outstanding	3,856,171	3,867,572

COMPREHENSIVE INCOME (LOSS):
NET INCOME	$7,881	$200
Other comprehensive income (loss), net of $0 income taxes:
Net unrealized gain on securities held for sale	1,235	-
Foreign currency translation adjustments	190	(1,203)
Total other comprehensive income (loss)	1,425	(1,203)
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,306	$(1,003)

See notes to financial statements.

DGT HOLDINGS CORP.
BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PAR VALUE)

	October 27, 2012	July 28, 2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$19,282	$38,169
Restricted cash	3,438	2,428
Securities held for sale	33,160	4,359
Prepaid expenses and other current assets	99	158
Current assets of discontinued operations	-	3,125
Total current assets	55,979	48,239
NON-CURRENT ASSETS:
Property plant and equipment, net	3,543	3,428
Promissory note receivable	646	614
Other assets	68	73
Non-current assets of discontinued operations	-	443
Total non-current assets	4,257	4,558
TOTAL ASSETS	$60,236	$52,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$82	$82
Accounts payable – trade	11	11
Accrued expenses	852	1,951
Current liabilities of discontinued operations	-	1,002
Total current liabilities	945	3,046
NON-CURRENT LIABILITIES:
Long-term debt, less current portion	2,258	2,278
Deferred income taxes	474	458
Total non-current liabilities	2,732	2,736
Total liabilities	3,677	5,782

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.10 par value;
Authorized 100,000,000; October 27, 2012 and July 28, 2012, respectively; issued-4,082,157 and 4,042,157 at October 27, 2012 and July 28, 2012, respectively	408	404
Additional paid-in capital	98,408	98,174
Treasury shares – 202,689 shares, at cost, at October 27, 2012 and July 28, 2012	(7,429)	(7,429)
Accumulated other comprehensive income (loss)	1,347	(78)
Accumulated deficit	(36,175)	(44,056)
Total shareholders' equity	56,559	47,015
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,236	$52,797

See notes to financial statements.

DGT HOLDINGS CORP.
STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	October 27, 2012	October 29, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,881	$200
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of discontinued operations	(8,795)	-
Depreciation and amortization	54	-
Deferred income tax provision	(8)	-
Stock based compensation expense	238	108
Changes in operating assets and liabilities, excluding dispositions:
Prepaid expenses and other current assets	59	34
Other assets	50	6
Accounts payable – trade	-	(51)
Accrued expenses	(1,354)	(198)
Discontinued operations	298	(287)
Net cash used in operating activities	(1,577)	(188)

CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment purchases	(46)	-
Purchases of securities held for sale	(27,566)	-
Discontinued operations	-	(48)
Proceeds from sale of discontinued operations	11,311
Restricted cash held in escrow	(1,007)	-
Net cash used in investing activities	(17,308)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(20)	(17)
Restricted cash to secure mortgage	(3)	-
Discontinued operations	-	(109)
Net cash used in financing activities	(23)	(126)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	21	(258)
CASH AND CASH EQUIVALENTS DECREASE FOR THE PERIOD	(18,887)	(620)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	38,169	23,629
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$19,282	$23,009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for
Interest	$29	$43
Income taxes	1	-

See notes to financial statements.

DGT HOLDINGS CORP.
NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS ACTIVITIES – DGT Holdings Corp.and its subsidiaries (the “Company”) operations currently consists of leasing two facilities that were not included in the assets sold to the owners of the two separate businesses that the Company sold.  The Company’s business, now reported as one reportable segment, in addition to management of the real estate business, is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of the Company’s net operating losses.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The statements include the accounts of DGT Holdings Corp. and its subsidiaries.  All material intercompany accounts and transactions have been eliminated. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended July 28, 2012.  Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation, including the presentation of certain operations as discontinued as described below.

In August 2012, the Company exited its Power Conversion Group operations by selling the Power Conversion business (the “Power Conversion Business”), operated by its subsidiary, RFI Corporation (“RFI”).  The business sale was completed on August 16, 2012 and is reported as a discontinued operation in the financial statements of the Company.  Prior period financial statements have also been restated to reflect this presentation (see Note 2).

In August 2011, the Company decided to exit the Medical Systems Group operations by selling its Italian subsidiary, Villa Sistemi Medicali S.p.A. (“Villa”).  The business was sold on November 3, 2011 and is reported as a discontinued operation in the financial statements of the Company (see Note 2).  This business represented the entire Medical Systems Group.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued by the Financial Accounting Standards Board or other standard setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements.

The Company adopted a new accounting standard regarding the presentation of comprehensive income (loss), effective for the fiscal year beginning July 29, 2012.

NOTE 2 – DISCONTINUED OPERATIONS

Sale of Power Conversion Business

On August 16, 2012, after obtaining the required two-thirds vote approval by its shareholders, the Company completed the sale of its Power Conversion business to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI), pursuant to the asset purchase agreement dated as of June 6, 2012, by and among UEDI, the Company and RFI.  In consideration for the sale of the Power Conversion Business, EMS paid an aggregate of $12,500 in cash.  $1,250 of such amount is being held in escrow to serve as security for payments in satisfaction of certain of the Company’s and RFI’s indemnification obligations and $237 is being held in escrow to cover any potential net working capital adjustment.  The working capital adjustment is expected to be $480 unfavorable to the Company and is reflected as a reduction to the escrow cash balance, thereby netting to $1,007 (classified as restricted cash in the accompanying financial statements).  The Company incurred $709 of expenses (primarily severance and legal costs) related to the sale, which have been included in the computation of the gain on sale.

The Company retained the RFI facility and entered into a lease with EMS.  The lease has a term of 5 years, with payments of $33 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice.

Operating results of RFI through its sales date are as follows:

	Three Months Ended
	October 27, 2012	October 29, 2011
Sales	$78	$2,602
Income (loss) before taxes	$(344)	$191
Provision for income taxes	-	-
Net income (loss) from discontinued operations	$(344)	$191
Gain on disposal of discontinued operations	$9,044	$-
Provision for income taxes	249	-
Net gain on sale of discontinued operations	$8,795	$-
Net income from discontinued operations	$8,451	$191

The following table sets forth the assets and liabilities of RFI included in the balance sheet of the Company:

July 28, 2012
Assets (a):
Accounts receivable, net	$1,332
Inventories, net	1,720
Prepaid and other current assets	73
Total current assets	$3,125

Property and equipment, net	443
Total noncurrent assets	$443

Liabilities:
Accounts payable	540
Accrued expenses	462
Total current liabilities	$1,002

(a)	Excludes assets related to the RFI building facility and related mortgage.

Sale of Medical Systems Business

On November 3, 2011, the Company completed the sale of Villa. The Company received proceeds in cash of 16,500,000 euros ($22,761, net of expenses) and an unsecured promissory note for 500,000 euros, initially valued at $688. The promissory note has a term of 5 years, with interest accruing at a rate of 6% per annum, beginning eighteen months after issuance. The note may be prepaid at any time, but if prepayment in full occurs during the first eighteen months, the total principal will be reduced to 400,000 euros. Through July 28, 2012, no payments have been made on the note. The Company also repurchased 28,104 shares of Common Stock from two employees of Villa for $820. At the time of this repurchase, the acquired shares had a market value of $253. As the two employees are also the primary purchasers of Villa, the excess was deemed a reduction in the purchase price described above and reduced the net proceeds to $22,194. As a part of the transaction, the Company received a dividend of cash held by Villa as of the closing date in the amount of $4,538.

The Company retained the building in Milan, Italy, housing Villa’s operations, which is subject to an initial six year lease with VIV and an option for a subsequent six year period. Under the terms of the lease, the Company will receive 335,000 euros in annual rent, payable quarterly. The rent may be adjusted annually for changes in the consumer price index as specified in the lease.

Through the date of the sale of the Power Conversion Business, the rental income and building costs related to this lease and underlying property were classified as General and Administrative expenses because the rental activities were not the Company’s primary business activities.  After the sale of the Power Conversion Business, the Company had no other operations and, as such, this rental activity, as well as the RFI rental activity, became the Company’s primary business activity.  Accordingly, rental income is being reflected as Sales and building expenses are being reflected as Cost of sales in the accompanying financial statements and prior period financial statements will reflect a reclassification of such amounts from General and Administrative expense to Sales and Cost of sales to be comparative to the current period presentation.  As Villa was not sold and the VIV lease did not commence until the second quarter of fiscal 2012, the first quarter of fiscal 2012 does not have any such rental activity.

The Company’s discontinued operations results for Villa for the three months ended October 29, 2011 are:

Sales	$11,392
Income before taxes	$1,075
Provision for income taxes	446
Net income from discontinued operations	$629

NOTE 3 – SECURITIES AVAILABLE FOR SALE

During May 2012, the disinterested member of the Company’s Board of Directors approved the investment by the Company of up to $5,000 in equity securities of Handy & Harmon Ltd. and up to $15,000 in equity securities of Steel Partners Holdings L.P., both of which are related parties.  The Company’s portfolio of marketable securities, which are all measured using quoted market prices in active markets, was as follows:

As of October 27, 2012	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Money market	$8,339	$-	$-	$8,339
Equity securities of related parties	16,367	130	931	17,168
U.S. Government securities	15,994	2	-	15,992
Total available-for-sale securities	40,700	132	931	41,499
Amounts classified as cash equivalents	(8,339)	-	-	(8,339)
Amounts classified as securities held for sale	$32,361	$132	$931	$33,160

As of July 28, 2012	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Money market	$5,205	$-	$-	$5,205
Equity securities of related parties	4,796	478	41	4,359
Total available-for-sale securities	10,001	478	41	9,564
Amounts classified as cash equivalents	(5,205)	-	-	(5,205)
Amounts classified as securities held for sale	$4,796	$478	$41	$4,359

NOTE 4 - INCOME PER SHARE

	Three Months Ended
	October 27, 2012	October 29, 2011
Numerator:
Net income	$7,881	$200
Denominator (shares in thousands):
Weighted average number of common shares outstanding used for basic income per share	3,856	3,868
Effect of dilutive securities	-	-
Denominator for diluted income per share	3,856	3,868

Income per common share:
Basic	$2.04	$0.05
Diluted	$2.04	$0.05

Common shares outstanding exclude shares of treasury.  The computation of dilutive securities does not include the following:

	Three Months Ended
	October 27, 2012	October 29, 2011
Employee stock options	143	139

NOTE 5 - SHORT-TERM CREDIT FACILITIES AND LONG-TERM DEBT

At October 27, 2012 and July 28, 2012, the Company had no domestic or foreign short term credit facilities.

Long term debt is summarized as follows:

	October 27, 2012	July 28, 2012
Mortgage on RFI facility	$2,340	$2,360
Less current portion of mortgage	(82)	(82)
Long term debt, less current portion	$2,258	$2,278

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

On November 2, 2011, the Company and its RFI Corporation subsidiary (“RFI”) entered into an amendment to the Loan Agreement.  In connection with the amendment, the Company agreed to pledge to People’s United Bank a certificate of deposit in an initial amount of $2,420.  The current amount of $2,431, including interest earned, is reported in Restricted cash.  The amendment and pledge agreement were made in consideration for the waiver of certain covenants in the Loan Agreement that the Company would not have been able to satisfy as a result of the November 3, 2011 sale of Villa.  The Company expects to pay off the mortgage using the restricted cash in fiscal year 2016, when the related pre-payment penalty period lapses.

NOTE 6 – SHAREHOLDERS’ EQUITY

During the first quarter of fiscal year 2013, the Company issued 40,000 shares of restricted stock valued at $10.85 per share.

This restricted stock issued to a director vests in full on the first anniversary of their issuance.  The Company did not grant any options to purchase common shares during the quarter ended October 27, 2012.  All of the restricted stock was granted under the Amended and Restated 2007 Incentive Stock Plan.

In the three months ended October 27, 2012, the Company recorded $3 of compensation expense related to stock options and $180 related to restricted stock issuances.  In the three months ended October 29, 2011, the Company recorded $20 of compensation expense related to stock options and $88 related to restricted stock issuances.  There were no exercises of stock options during the first quarter of fiscal 2013 or 2012.

In October 2012, the Board of Directors approved the accelerated vesting of stock options and restricted shares granted to the Directors and certain former employees for all options that were not yet vested.  As a result, the Company recognized an additional $55 of stock compensation expense in the first quarter of fiscal 2013.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), a separate component of shareholders’ equity, includes the following:

	October 27, 2012	July 28, 2012
Foreign currency translation adjustments	$548	$358
Unrealized gains (losses) on marketable securities	799	(436)
	$1,347	$(78)

NOTE 8 - CONTINGENCIES

From time to time the Company may be a defendant in legal actions in various U.S. and foreign jurisdictions, arising from the normal course of business. In the opinion of management, such legal actions are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 9 – SUBSEQUENT EVENTS

The Company’s Board of Directors approved the early termination and cancellation of outstanding and exercisable options for four former officers, directors and employees, effective November 19, 2012.  The total options cancelled were for 44,480 shares, of which 24,800 options had exercise prices at or below the closing price of $12.85 on October 8, 2012 and 19,680 options had exercise prices that were above $12.85.  The net value of the in-the-money options is $119.  This amount was paid to the holders of the cancelled options.  Out-of-money options were cancelled without a cash payout to the former option holders.  After this cancellation, 98,088 stock options remain outstanding.

Item 2.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and the current economic environment and are not guarantees of future performance.  Actual results could differ materially from those expressed or implied in the forward-looking statements.  Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements are specified in the Company’s filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the fiscal year ended July 28, 2012 (“Form 10-K”), our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

DGT Holdings Corp.’s operations currently consists of leasing two facilities that were not included in the assets sold to the owners of the two separate businesses that the Company sold.  The Company’s business , now reported as one reportable segment, in addition to management of the real estate business, is expected to consist primarily of capital redeployment and identification of new profitable operations where it can utilize its existing working capital and maximize the use of the Company’s net operating losses.

On August 16, 2012, after obtaining the required two-thirds vote approval by its shareholders, the Company completed the sale of its Power Conversion business (the “Power Conversion Business”) operated by RFI Corporation (“RFI”) to EMS Development Corporation (“EMS”), a New York corporation and an affiliate of Ultra Electronics Defense, Inc. (“UEDI”), pursuant to the asset purchase agreement dated as of June 6, 2012, by and among UEDI, the Company and RFI.  In consideration for the sale of the Power Conversion Business, EMS paid an aggregate of $12,500 in cash.  $1,250 of such amount is being held in escrow to serve as security for payments in satisfaction of certain of the Company’s and RFI’s indemnification obligations and $237 is being held in escrow to cover any potential net working capital adjustment.  The working capital adjustment is expected to be $480 unfavorable to the Company and is reflected as a reduction to the escrow cash balance, thereby netting $1,007 (classified as restricted cash in the accompanying financial statements).  The Company incurred $709 of expenses (primarily severance and legal costs) related to the sale which have been included in the computation of gain on the sale.  The Company retained the RFI facility and entered into a lease with EMS.  The lease has a term of 5 years, with payments of $33 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice.  See Note 2 of the Notes to the Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information.

On November 3, 2011, the Company sold Villa Sistemi Medicali S.p.A. (“Villa”), its Italian subsidiary, which comprised the Medical Systems Group.  It is reported as a discontinued operation in the financial statements of the Company and prior periods have been restated.  See Note 2 of the Notes to the Unaudited Financial Statements in this Quarterly Report on Form 10-Q for additional information.  The Company retained the building in Italy, housing Villa’s operations, which is subject to an initial six year lease with Villa and an option for a subsequent six year period.  Under the terms of the lease, the Company will receive 335 thousand euros in annual rent, payable quarterly.  The rent may be adjusted annually for changes in the consumer price index, as specified in the lease.

CRITICAL ACCOUNTING POLICIES

The Company has identified the accounting for revenue recognition and deferred tax assets as being its current critical accounting policies due to the significant amount of estimates involved.

Revenue Recognition

The Company recognizes rental revenue during the month it is earned.  For the building in Italy, rent is paid quarterly, with unearned rent being recorded as deferred income included in accrued expenses.

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

For fiscal year 2011 the Company’s foreign tax reporting entity (which is classified as discontinued operations) was profitable, and its U.S. tax reporting entities incurred a taxable loss.  Based primarily on these results, the Company concluded that it should maintain a 100% valuation allowance on its net U.S. deferred income tax assets.  For the quarter ended October 27, 2012, the Company continues to carry a 100% valuation allowance on its net U.S. deferred income tax asset.

RESULTS OF OPERATIONS

Three Months Ended October 27, 2012 Compared to Three Months Ended October 29, 2011

The following table summarizes key indicators of results of operations:

	Three Months Ended
	Oct. 27, 2012	Oct. 29, 2011
Rental income	$189	$-

Gross margin	113	-
Total operating expenses	629	619
Net loss from continuing operations	(570)	(620)
Diluted loss per share—continuing operations	$(0.15)	$(0.16)

Rental income for the first quarter of fiscal 2013 was $189, which includes the RFI building since its sale on August 16, 2012, as well as the Villa building in Italy, which was retained after the November 3, 2011 sale of our Villa Sistemi Medicali business in the prior fiscal year.  Through the date of the sale of the Power Conversion Business, the rental income and building costs related to this lease and underlying property were classified as General and Administrative expenses because the rental activities were not the Company’s primary business activities.  After the sale of the Power Conversion Business, the Company had no other operations and, as such, this rental activity as well as the RFI rental activity became the Company’s primary business activity.  Accordingly, rental income is being reflected as Sales and building expenses are being reflected as Cst of sales in the accompanying financial statements and prior period financial statements will reflect a reclassification of such amounts from General and Administrative expense to Sales and Cost of sales to be comparative to the current period presentation.  As Villa was not sold and the lease did not commence until the second quarter of fiscal 2012, the first quarter of fiscal 2012 does not have any such rental activity.

Gross margin for the fiscal 2013 first quarter was $113.

Total operating expenses in the fiscal 2013 first quarter were $629 compared to $619 in the prior year’s first quarter.  The decrease is primarily due to a decrease in salaries and expenses related to the Board of Directors, offset by an increase in stock compensation expense.

Operating loss for the fiscal 2013 first quarter was $516 compared to an operating loss of $619 in the first quarter of fiscal 2012.

Loss from continuing operations in the first quarter of fiscal 2013 was $570, or $0.15 per basic and diluted share, compared to a loss from continuing operations of $620, or $0.16 per basic and diluted share in the prior year period.  There were 3.9 million weighted average diluted common shares outstanding (“shares outstanding”) in both the current and prior year first quarter.

Discontinued operations for the Medical Systems Group had no activity during the first quarter of fiscal 2013, compared to a net income of $629 in the first quarter of fiscal 2012 on sales of $11,392.  The Villa subsidiary was sold on November 3, 2011.

Discontinued operations related to the Power Conversion Group had net income of $8,451 during the first quarter of fiscal 2013, which included a loss on operations of $344 on sales of $78 and a gain on disposal of $8,795.  During the first quarter of fiscal 2012, the Power Conversion Group had operating income of $191 on sales of $2,602.  The Power Conversion Group only included activity until its sale on August 16, 2012 and the fiscal 2012 results included three months in the prior year.

Net income for the first quarter of fiscal 2013, was $7,881, or $2.04 per basic and diluted share, compared to net income of $200, or $0.05 per basic and diluted share in the comparable prior year period.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources of capital include, but are not limited to, cash flow from rental activities, notes receivable and investment income.  We believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures and income tax obligations for the next 12 months.

Working Capital — At October 27, 2012 and July 28, 2012, our working capital was approximately $55,034 and $45,193, respectively.  The increase in working capital for the first quarter of fiscal 2013 related primarily to proceeds from the sale of RFI.  At October 27, 2012 and July 28, 2012, the Company had approximately $19,282 and $38,169, respectively in unrestricted cash and $33,160 and $4,359, respectively, in securities available for sale.  The securities available for sale include $17,168 of securities held in related party shares and $15,992 in United States Treasury Bills.

On August 16, 2012, the Company completed the sale of its Power Conversion business.  The Company received $11,311 in cash, net of certain expenses.  The Company retained the RFI facility and entered into a lease with EMS.  The lease has a term of 5 years, with payments of $33 per month net to RFI, terminable by EMS, as the tenant, upon 30 days prior written notice.

On November 3, 2011, the Company completed the sale of all of the shares of Villa.  The Company retained the building, which is subject to a six year lease for 335 thousand Euro annual rate.  The lease may be extended an additional six years after the initial term and the annual rent is adjustable based on the consumer price index specified in the lease agreement.

	Three Months Ended
	Oct. 27, 2012	Oct. 29, 2011
Net cash used in operating activities	$(1,577)	$(188)
Net cash used in investing activities	(17,308)	(48)
Net cash used in financing activities	(23)	(126)
Effect of exchange rate changes on cash	21	(258)
Net decrease in cash and cash equivalents	(18,887)	(620)
Cash and cash equivalents at beginning of year	38,169	23,620
Cash and cash equivalents at end of period	$19,282	$23,009

Cash Flows from Operating Activities – For the three months ended October 27, 2012, the Company utilized $1,577 of cash from operations, compared to a use of $188 in the comparable prior fiscal year period.  The first quarter of fiscal 2013 includes the operating losses from continuing operations, as well as the operating loss experienced by RFI prior to the sale of its Power Conversion business.  In addition, there was a reduction in accrued expenses, due to payments made from continuing operations related to fiscal year 2012 activities.

Cash Flows from Investing Activities — For the first three months of fiscal 2013, the Company utilized $27,566 to purchase securities available for sale and received $11,311 in proceeds related to the sale of RFI.

Cash Flows from Financing Activities —.The Company made payments on its long-term debt of $20 during the first quarter fiscal year 2013, compared to payments of $17 in the prior year’s first quarter.  Also during the prior year’s first quarter, discontinued operations utilized $109 in payment of long-term debt.

The Company’s contractual obligations, including debt and operating leases, as previously disclosed in our Form 10-K have not changed materially at October 27, 2012.  The terms of these facilities are more fully described in Note 7 of the “Notes to Financial Statements” contained in our Form 10-K and are incorporated herein by reference.

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

Item 4.                      CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including Terry Gibson, President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as such term is defined in Rules 13a-15e and 15d-15e promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that all material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

The information set forth under Part I, Item 1 contained in Note 8 of Notes to Financial Statements is incorporated herein by reference.

Item 1A.                   RISK FACTORS

The risk factors included in our Form 10-K have not materially changed.

Item 6.                      EXHIBITS

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer, Terry Gibson, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer, Terry Gibson, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Operations, (ii) Balance Sheets, (iii) Statements of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith
** Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGT HOLDINGS CORP.

/s/ Terry Gibson
Terry Gibson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:  December 10, 2012